Form 10-K
period 1993-12-31
BANK OF NEW YORK CO INC
filed 1994-03-28
CIK 9626

       1.

                               FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For The Fiscal Year Ended December 31, 1993

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-6152
                      THE BANK OF NEW YORK COMPANY, INC.
           (Exact name of registrant as specified in its charter)
          NEW YORK                                 13-2614959
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                 identification no.)

48 Wall Street, New York, New York                     10286
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code (212) 495-1784

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
          Title of each class                          on which registered
          -------------------                          ----------------------

Common Stock, $7.50 par value                       NEW YORK STOCK EXCHANGE
8.60% Cumulative Preferred Stock                    NEW YORK STOCK EXCHANGE
Preferred Stock Purchase Rights                     NEW YORK STOCK EXCHANGE
Convertible Subordinated Debentures due 2001        NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

          Title of each class
          -------------------
Warrants to Purchase Common Stock
Class A, 7.75% Cumulative Convertible Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days     Yes    X   No
                                                     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 28, 1994 consisted of:

Common Stock ($7.50 par value)                   $5,103,325,873
                                               (based on closing price
                                              on New York Stock Exchange)

The number of shares outstanding of the registrant's common Stock $7.50 par value was 93,862,900 shares on February 28, 1994.

                            DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1993 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement pursuant to Regulation 14A for the 1994 Annual Meeting of Shareholders are incorporated by reference into Part III.

       2.

PART I
- ------
ITEM 1.  BUSINESS
- -----------------

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in the "Business Review" section of the Company's 1993 Annual Report to Shareholders which description is included in
Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

COMPETITION

     The retail and commercial businesses in which the Company operates are strongly competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

     Savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For personal and corporate trust services and investment counseling services, insurance companies, investment counseling firms, and other business firms and individuals offer active competition.

CERTAIN REGULATORY CONSIDERATIONS

General

     As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act ("BHC Act"). The Company is also subject to regulation by the New York State Department of Banking. Under the BHC Act, bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.
In addition, bank holding companies are generally prohibited under the BHC Act from engaging in nonbanking activities, subject to certain exceptions.

     The Company's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York ("BNY") is a state-chartered New York banking corporation and a member of the Federal Reserve System and is subject to regulation and supervision principally by the Federal Reserve Board. The Bank of New York (Delaware) ("BNY Del.") is a Delaware chartered FDIC insured non-member bank and therefore is subject to regulation and supervision principally by the FDIC. The Bank of New York National Association ("BNYNA") is organized as a national association under the laws of the United States and therefore is subject to regulation and supervision principally by the Comptroller of the Currency ("Comptroller").

       3.

Capital Adequacy

     Bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stocks, minority interests and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease loss allowance.

     In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier I capital to average total assets) guidelines for bank holding companies and banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier I Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier I Leverage Ratio is the ratio of Tier I capital, less intangibles not deducted from Tier I capital, to average total assets. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it.

     Federal banking agencies have proposed regulations that would modify existing rules related to risk-based and leverage capital ratios. The Company does not believe that the aggregate impact of these modifications would have a significant impact on its capital position.

     Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what level and on what schedule.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted in December 1991, substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act ("FDIA") and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements.
FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk-adjusted Tier I Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e., if it has a total risk-based Capital Ratio of 8% or greater, a Tier I risk-based Capital Ratio of 4% or greater and a Leverage Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

       4.

     FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For an undercapitalized depository institution's capital restoration plan to be acceptable, its holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. In the event of the parent holding company's bankruptcy, such guarantee would take priority over the parent's general unsecured creditors. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

     The Company's significant banking subsidiaries are well capitalized.

     The table below indicates capital ratios of the Company and its significant banking subsidiaries at December 31, 1993 and 1992 and the respective guidelines for well capitalized institutions under FDICIA.


                         December 31, 1993
                                    BNY
                 Company      BNY   Del.    BNYNA
                 -------      ---   ----    -----

Tier I              8.87%    8.21%  7.53%   13.90%
Total Capital      13.65    12.82  11.00    15.17
Leverage            7.99     7.22   8.09     6.43
Tangible Common
 Equity             7.00     7.74   7.87     6.48


                      December 31, 1992
                                  BNY
                 Company   BNY    Del.   BNYNA
                 -------   ---   ----    ------      Well
                                                   Capitalized
                                                   Guidelines
                                                  ------------

Tier I              7.59%   6.92%   6.24%   10.22%       6%
Total Capital      12.30   11.39   10.35    11.49       10
Leverage            7.11    6.35    6.67     6.21        5
Tangible Common
 Equity             5.83    6.73    7.20     6.07



     At December 31, 1993, the amounts of capital by which the Company and its significant banking subsidiaries exceed the guidelines are as follows:

                                      Well Capitalized

                                                   BNY
                                  Company   BNY    Del.   BNYNA
(in millions)                     -------   ---    ----   -----

    Tier I                         $1,215  $753    $ 79    $167
    Total Capital                   1,545   960      52     110
    Leverage                        1,404   861     149      66

       5.

     The following table presents the components of the Company's risk-based capital at December 31, 1993 and 1992:

(in millions)
                                            1993             1992
                                            ----             ----
Common Stock                              $3,778            $3,302
Preferred Stock                              294               369
Less: Intangibles                            317               345
                                           -----            ------
Tier 1 Capital                             3,755             3,326

Convertible Preferred Stock                    -                59
Qualifying Long-term Debt                  1,489             1,452
Qualifying Allowance for Loan Losses         534               554
                                          ------            ------
Tier 2 Capital                             2,023             2,065
                                          ------            ------
Total Risk-based Capital                  $5,778            $5,391
                                          ======            ======

     The following table presents the components of the Company's risk adjusted assets at December 31, 1993 and 1992:

                                               1993                  1992
                                      -------------------   -------------------
                                      Balance                Balance
                                      sheet/     Risk        sheet/     Risk
                                      notional   adjusted    notional  adjusted
(in millions)                         amount     balance     amount    balance
                                      --------   --------    --------  --------

Assets
- ------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks         $ 4,780      $    318    $  5,739  $   331
Securities                            5,597           571       5,900      778
Trading Assets                        1,325           270         736      292
Fed Funds Sold and Securities
  Purchased Under Resale Agreements      36             5         265       53
Loans                                30,570        27,954      29,497   27,864
Allowance for Loan Losses              (970)            -      (1,072)       -
Other Assets                          4,208         3,425       4,145    3,673
                                    -------       -------    --------  -------
Total Assets                        $45,546        32,543    $ 45,210   32,991
                                    =======       -------    ========  -------
Off-Balance Sheet Exposures
- ---------------------------
Commitments to Extend Credit        $19,463         6,167    $ 17,718    6,440
Securities Lending Indemnifications  15,005             -      13,676        -
Standby Letters of Credit and
   Other Guarantees                   4,643         3,685       5,316    4,329
Interest Rate Contracts              36,523           145      29,582      186
Foreign Exchange Contracts           39,877           225      52,987      389
                                   --------       -------    --------  -------
Total Off-Balance Sheet Exposure   $115,511        10,222    $119,279   11,344
                                   ========       -------    ========   -------
Gross Risk Adjusted Assets                         42,765               44,335

Less: Allowance for Loan Losses not
      Qualifying as Risk Based Capital                436                  518
                                                  -------              -------
Risk Adjusted Assets                              $42,329              $43,817
                                                  =======              =======

       6.

     Subsequent to December 31, 1993, the Company redeemed $173 million of preferred stock and BNY acquired the domestic factoring business of the Bank of Boston. After giving pro forma effect to these actions, the Company's and BNY's captial ratios at December 31, 1993 were as follows:
                                    Company        BNY
                                    -------        ----
Tier 1                               8.33%         7.82%
Total Capital                       13.08         12.41
Leverage                             7.51          6.89
Tangible Common Equity               6.88          7.58

     A discussion of the Company's capital position is incorporated by reference from the caption "Capital Resources" in the "Management's Discussion and Analysis" section of Exhibit 13.

Brokered Deposits

     The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits. Under the regulations, a bank cannot accept, rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because BNY and BNY Del. are well capitalized, the Company believes the brokered deposits regulation will have no material effect on the funding or liquidity of BNY and BNY Del. BNYNA is well capitalized, but has no brokered deposits.

FDIC Insurance Assessments

     BNY, BNY Del., and BNYNA are subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC has adopted a risk-based premium schedule which has increased the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups --- well capitalized, adequately capitalized, or undercapitalized --- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

     The FDIC is authorized to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on the Company's earnings.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank's federal regulatory agency.

Depositor Preference

     The Omnibus Budget Reconciliation Act of 1993 provides for a national depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC. That act requires claims to be paid in the following order of priority: the receiver's administrative expenses; deposits; other general or senior liabilities of the institution; obligations subordinated to depositors or general creditors; and obligations to shareholders. Under an FDIC interim rule, which became effective August 13, 1993, "administrative expenses of the receiver" are defined as those incurred by the receiver in liquidating or resolving the affairs of a failed insured depository institution.

       7.

Acquisitions

     The BHC Act generally limits acquisitions by the Company to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Company's direct activities are generally limited to furnishing to its subsidiaries services that qualify under the "closely related" and "proper incident" tests. Prior Federal Reserve Board approval is required under the BHC Act for new activities and acquisitions of most nonbanking companies.

     The BHC Act, the Federal Bank Merger Act, and the New York Banking Law regulate the acquisition of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank. The BHC Act generally prohibits the acquisition of a domestic bank located outside the Company's state of principal operations, New York State, unless authorized by the law of the state of the target bank. Most states have enacted interstate banking laws that permit the Company to acquire banks located in their states, but some states (particularly in the Southeast) presently do not permit entry by New York bank holding companies. The New York Banking Law requires state regulatory approval before the Company can acquire more than 5% of the voting shares of a commercial bank in New York.

     The merger of BNY with another bank would require the approval of the Federal Reserve Board or other federal bank regulatory authority and, if the surviving bank is a state bank, the New York Superintendent of Banks. With respect to BNYNA, the approval of the Comptroller is required for branching of national banks, purchasing the assets of other banks and for bank mergers in which the continuing bank is a national bank.

     In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, and the applicant's record under the Community Reinvestment Act.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its banks and to commit resources to support such banks in circumstances where it might not do so absent such policy. In addition, any loans by the Company to its banks would be subordinate in right of payment to deposits and to certain other indebtedness of its banks.

Regulated Banking Subsidiaries

     As a New York State chartered bank and a member of the Federal Reserve System, BNY is subject to the supervision of, and is regularly examined by, the New York State Banking Department and the Federal Reserve Board. As a bank insured by the FDIC, BNY is also subject to examination by that agency. BNY Del. is subject to the supervision of, and is regularly examined by, the FDIC and the Office of State Bank Commissioner of the State of Delaware. BNYNA is a national bank subject to the regulation and supervision of, and regular examination by, the Comptroller and subject to regulations of the FDIC and Federal Reserve Board.

     Both federal and state laws extensively regulate various aspects of the banking business, such as permissible types and amounts of loans and investments, permissible activities, and reserve requirements. These regulations are intended primarily for the protection of depositors rather than the Company's stockholders.

Restrictions on Transfer of Funds

     Restrictions on the transfer of funds to the Company are discussed in
Note 12 to the Consolidated Financial Statements included in Exhibit 13. Such discussion is incorporated herein by reference.

       8.

FIRREA

     A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled institution or (ii) any assistance provided by the FDIC to a commonly controlled, FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

GOVERNMENT MONETARY POLICIES

     The Federal Reserve Board has the primary responsibility for monetary policy; accordingly, its actions have an important influence on the demand for credit and investments and the level of interest rates.

       9.


ADDITIONAL FINANCIAL INFORMATION
- -------------------------------------------------------------------------------
Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)


                                   1993                       1992
                        ======================================================
                        Average            Average  Average            Average
                        Balance  Interest    Rate   Balance  Interest    Rate
                       --------------------------------------------------------

Assets
- ------
Interest-Bearing
 Deposits in Banks
 (Primarily Foreign)   $   452   $   24     5.42%   $   753  $   76     10.14%
Federal Funds Sold
  and Securities
  Purchased Under
  Resale Agreements      3,149       97     3.06      2,379      85      3.54
Loans
 Domestic Offices
  Consumer               8,046      792     9.84      6,708     687     10.24
  Commercial            12,211      755     6.18     11,951     772      6.46
 Foreign Offices        10,170      485     4.77     11,686     651      5.57
                       -------   ------             -------  ------
 Total Loans            30,427    2,032*    6.68     30,345   2,110*     6.95
                       -------   ------             -------  ------
Securities
 U.S. Government
  Obligations            3,732      215     5.78      3,611     240      6.66
 Obligations of
  States and
  Political
  Subdivisions           1,070      110    10.29      1,224     135      11.04
 Other Securities,
   including Trading
   Securities
  Domestic Offices       1,358       64     4.74      1,190      91      7.65
  Foreign Offices          192       14     7.36        177      17      9.44
                       -------   ------             -------  ------
   Total Other
   Securities            1,550       78     5.06      1,367     108      7.88
                       -------   ------             -------  ------
 Total Securities        6,352      403     6.36      6,202     483      7.79
                       -------   ------             -------  ------
Total Interest-Earning
   Assets               40,380   $2,556     6.33%    39,679  $2,754      6.94%
                                 ======                      =======
Allowance for Loan
  Losses                (1,045)                      (1,057)
Cash and Due from
  Banks                  2,735                        2,522
Other Assets             4,574                        5,083
                       -------                      -------
Total Assets           $46,644                      $46,227
                       =======                      =======
Assets Attributable
to Foreign Offices       24.37%                       28.63%
                        ======                       ======


                                   1991
                        ==========================
                         Average           Average
                         Balance  Interest   Rate
                        --------------------------

Assets
- ------
Interest-Bearing
 Deposits in Banks
 (Primarily Foreign)    $   761   $    87   11.45%
Federal Funds Sold
  and Securities
  Purchased Under
  Resale Agreements       2,389       138    5.79
Loans
 Domestic Offices
  Consumer                7,453       902   12.10
  Commercial             12,878     1,021    7.93
 Foreign Offices         12,388       999    8.06
                        -------    ------
 Total Loans             32,719     2,922*   8.93
                        -------    ------
Securities
 U.S. Government
  Obligations             1,987       156    7.85
 Obligations of
  States and
  Political
  Subdivisions           1,497       173   11.55
 Other Securities,
   including Trading
   Securities
  Domestic Offices       1,006        74    7.37
  Foreign Offices          186        17    8.86
                       -------    ------
   Total Other
   Securities            1,192        91    7.60
                       -------    ------
 Total Securities        4,676       420    8.97
                       -------    ------
Total Interest-Earning
   Assets               40,545    $3,567    8.80%
                                  ======
Allowance for Loan
  Losses               (1,216)
Cash and Due from
  Banks                 2,389
Other Assets            4,899
                      -------
Total Assets          $46,617
                      =======
Assets Attributable
to Foreign Offices      30.19%
                        =====


*Includes fees of $103 million in 1993, $96 million in 1992, and $98 million in 1991.
 Nonaccrual loans are included in the average loan balance; the associated
income, recognized on the cash basis, is included in   interest.
 Taxable equivalent adjustments were $54 million in 1993, $66 million in
1992, and $77 million in 1991, and are based on the    federal statutory tax
rate (35% in 1993, and 34% in 1992 and 1991) and applicable state and local taxes.


Continued on page 10

       10.



Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)


                            1993                            1992
                   ==========================================================
                   Average              Average   Average             Average
                   Balance   Interest     Rate    Balance   Interest    Rate
                   ----------------------------------------------------------

Liabilities and
Shareholders' Equity
- --------------------
Interest-Bearing
 Deposits
  Domestic Offices
   Money Market Rate
    Accounts        $ 3,666    $   91     2.48%   $ 3,468    $  108      3.11%
   Savings            8,379       198     2.37      7,189       216      3.01
   Certificates of
    Deposit of
    $100,000 or More  1,189        36     3.00      1,709        64      3.75
   Other Time
     Deposits         2,701       119     4.39      2,965       152      5.15
                    -------    ------             -------    ------
   Total Domestic
    Offices          15,935       444     2.78     15,331       540      3.53
                    -------    ------             -------    ------
  Foreign Offices
   Banks in Foreign
    Countries         2,829        93     3.28      4,018       204      5.07
   Government and
    Official
    Institutions      1,306        57     4.34      1,270        61      4.81
   Other Time
    and Savings       3,752       107     2.87      4,716       200      4.24
                    -------    ------             -------    ------
   Total Foreign
    Offices           7,887       257     3.26     10,004       465      4.64
                    -------    ------             -------    ------
   Total Interest-
    Bearing Deposits 23,822       701     2.94     25,335     1,005      3.97
                    -------    ------             -------    ------
Federal Funds
 Purchased and
 Securities Sold
 Under Repurchase
 Agreements          3,467       102     2.94      4,001       136      3.40
Other Borrowed Funds 2,348        86     3.66      2,045        85      4.13
Long-Term Debt       1,729       117     6.79      1,386        94      6.77
                   -------    ------             -------    ------
      Total Interest-
        Bearing
        Liabilities 31,366    $1,006     3.21%    32,767    $1,320      4.03%
                              ======                        ======
Noninterest-Bearing
   Deposits
  Domestic Offices  8,946                         7,797
  Foreign Offices      69                           105
                  -------                       -------
    Total
     Noninterest-
     Bearing
     Deposits       9,015                         7,902
                  -------                       -------
Other Liabilities   2,366                         2,153
Preferred Stock       334                           409
Common Shareholders'
     Equity         3,563                         2,996
                  -------                       -------
Total Liabilities
  and Shareholders'
  Equity          $46,644                       $46,227
                  =======                       =======
Net Interest
   Earnings and
   Interest Rate
   Spread                     $1,550      3.12               $1,434      2.91
                              ======                         ======
Net Yield on
    Interest-
    Earnings
    Assets                                3.84%                          3.61%
                                          ====                           ====
Liabilities
 Attributable
 to Foreign
 Offices           19.74%                        24.91%
                   =====                         =====



                                              1991
                                  ===========================
                                  Average             Average
                                  Balance   Interest    Rate
                                  ----------------------------

Liabilities and
Shareholders' Equity
- --------------------
Interest-Bearing Deposits
  Domestic Offices
   Money Market Rate
    Accounts                     $ 3,594   $  189      5.25%
   Savings                         6,535      342      5.23
   Certificates of
    Deposit of $100,000
    or More                        2,788      179      6.42
   Other Time Deposits             4,057      268      6.60
                                 -------   ------
   Total Domestic Offices         16,974      978      5.76
                                 -------   ------
  Foreign Offices
   Banks in Foreign Countries      5,539      392      7.08
   Government and
    Official Institutions            996       67      6.67
   Other Time and Savings          5,183      357      6.89
                                 -------   ------
   Total Foreign Offices          11,718      816      6.96
                                 -------   ------
   Total Interest-
    Bearing Deposits              28,692    1,794      6.25
                                 -------   ------
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                        3,196      177      5.55
Other Borrowed Funds               1,414       93      6.61
Long-Term Debt                       991       76      7.65
                                 -------   ------
      Total Interest-Bearing
        Liabilities               34,293   $2,140      6.24%
                                           ======
Interest-Bearing Deposits
  Domestic Offices                 6,862
  Foreign Offices                    115
                                 -------
    Total Noninterest-
     Bearing Deposits              6,977
                                 -------
Other Liabilities                  2,300
Preferred Stock                      395
Common Shareholders' Equity        2,652
                                 -------
Total Liabilities
  and Shareholders' Equity       $46,617
                                 =======
Net Interest Earnings and
     Interest Rate Spread                  $1,427       2.56
                                           ======
Net Yield on
Interest-Earnings Assets                                3.52%
                                                        ====
Liabilities Attributable
     to Foreign Offices          28.82%
                                 =====

       11.


Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
- ----------------------------------------------------------------


                                                   1993 vs. 1992
                                     ----------------------------------------
                                     Increase (Decrease)
                                      due to change in:
                                     -------------------            Total
                                     Average       Average         Increase
                                     Balance         Rate         (Decrease)
                                     -------       -------        ---------

Interest Income
- ---------------
  Interest-Bearing Deposits in Banks   $ (24)        $ (28)            $ (52)
  Federal Funds Sold and Securities
   Purchased Under Resale Agreements      27           (15)               12
  Loans
    Domestic Offices
      Consumer                           137           (32)              105
      Commercial                          17           (34)              (17)
    Foreign Offices                      (79)          (87)             (166)
                                       -----         -----             -----
      Total Loans                         75          (153)              (78)
  Securities
   U.S. Government Obligations             8           (33)              (25)
   Obligations of States and
    Political Subdivisions               (16)           (9)              (25)
   Other Securities, including
    Trading Assets
    Domestic Offices                      13           (40)              (27)
    Foreign Offices                        1            (4)               (3)
                                       -----         -----             -----
      Total Other Securities              14           (44)              (30)
                                       -----         -----             -----
     Total Securities                      6           (86)              (80)
                                       -----         -----             -----
        Total Interest Income             84          (282)             (198)
                                       -----         -----             -----
Interest Expense
- ----------------
  Interest-Bearing Deposits
   Domestic Offices
    Money Market Rate Accounts             6           (23)              (17)
    Savings                               36           (54)              (18)
    Certificate of Deposits of
     $100,000 or More                    (17)          (11)              (28)
    Other Time Deposits                  (12)          (21)              (33)
                                       -----         -----             -----
    Total Domestic Offices                13          (109)              (96)
                                       -----         -----             -----
   Foreign Offices
    Banks in Foreign Countries           (51)          (60)             (111)
    Government and Official
     Institutions                          2            (6)               (4)
    Other Time and Savings               (36)          (57)              (93)
                                       -----         -----             -----
    Total Foreign Offices                (85)         (123)             (208)
                                       -----         -----             -----
        Total Interest-Bearing
         Deposits                        (72)         (232)             (304)
    Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements               (17)          (17)              (34)
  Other Borrowed Funds                    12           (11)                1
  Long-Term Debt                          23             -                23
                                       -----         -----             -----
        Total Interest Expense           (54)         (260)             (314)
                                       -----         -----             -----
  Change in Net Interest Income        $ 138         $ (22)            $ 116
                                       =====         =====             =====


                                           1992 vs. 1991
                                      -----------------------------------
                                      Increase (Decrease)
                                      due to change in:
                                       ------------------           Total
                                       Average       Average       Increase
                                       Balance       Rate         (Decrease)
                                      -------       -------       ---------

Interest Income
- ---------------
  Interest-Bearing Deposits in Banks  $  (1)        $ (10)        $ (11)
  Federal Funds Sold and Securities
   Purchased Under Resale Agreements      -           (53)          (53)
  Loans
    Domestic Offices
      Consumer                          (85)         (130)         (215)
      Commercial                        (70)         (179)         (249)
    Foreign Offices                     (54)         (294)         (348)
                                      ------        ------        ------
      Total Loans                      (209)         (603)         (812)
  Securities
   U.S. Government Obligations          127           (43)           84
   Obligations of States and
    Political Subdivisions              (31)           (7)          (38)
   Other Securities, including
    Trading Assets
    Domestic Offices                     14             3            17
    Foreign Offices                      (1)            1             -
                                       -----         -----        ------
      Total Other Securities             13             4            17
                                       -----         -----        ------
     Total Securities                   109           (46)           63
                                       -----         -----        ------
        Total Interest Income          (101)         (712)         (813)
                                       -----         -----        ------
Interest Expense
- ----------------
  Interest-Bearing Deposits
   Domestic Offices
    Money Market Rate Accounts          (6)          (75)          (81)
    Savings                             34          (160)         (126)
    Certificate of Deposits of
     $100,000 or More                  (55)          (60)         (115)
    Other Time Deposits                (64)          (52)         (116)
                                      -----         -----        ------
    Total Domestic Offices             (91)         (347)         (438)
                                      -----         -----        ------
   Foreign Offices
    Banks in Foreign Countries         (92)          (96)         (188)
    Government and Official
     Institutions                       18           (24)           (6)
    Other Time and Savings             (30)         (127)         (157)
                                      -----         -----        ------
    Total Foreign Offices             (104)         (247)         (351)
                                      -----         -----        ------
        Total Interest-Bearing
         Deposits                     (195)         (594)         (789)
    Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements              45           (86)          (41)
  Other Borrowed Funds                  43           (51)           (8)
  Long-Term Debt                        30           (12)           18
                                     -----         -----        ------
        Total Interest Expense         (77)         (743)         (820)
                                     -----         -----        ------
  Change in Net Interest Income      $ (24)        $  31        $    7
                                     =====         =====        ======



Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.


       12.

Interest-Rate Sensitivity
- -------------------------

     The Company actively manages interest-rate sensitivity (the exposure of net interest income to interest rate movements). The relationship of interest-earning assets and interest-bearing liabilities between repricing dates is monitored, and is flexible enough to capitalize on profit opportunities, while minimizing adverse effects on earnings when changes in short-term and long-term interest rates occur. The Company uses complex simulation models to adjust the structure of its assets and liabilities in response to interest rate changes.
     The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities that either reprice or mature within the designated time periods. A positive interest sensitivity gap, for a particular time period, is one in which more interest-earning assets reprice or mature than interest-bearing liabilities. A negative interest sensitivity gap results from a greater amount of liabilities repricing or maturing. Further, within the time periods shown below, assets and liabilities reprice on different dates and at different levels. Interest sensitivity gaps change daily. A negative gap will result in an increase in net interest income in periods of declining rates and a decrease in net interest income in periods of rising rates. The opposite is true for positive gaps.


                                       December 31, 1993
                    ----------------------------------------------------------
                     Within   Within    Within   Within   Greater
                     1 Mo.   2-3 Mos. 4-6 Mos. 7-12 Mos. Than 12 Mos.    Total
                    -----    -------- -------- --------- ------------   -------
(in millions)


Interest-Earning
 Assets
- ----------------
  Foreign Offices    $ 4,959  $ 2,829  $ 1,659   $  654     $   171    $10,272
  Domestic Offices
    Loans             14,615     385       551      732       4,380     20,663
    Securities            91      78       220      419       4,472      5,280
    Trading Assets     1,321       -         -        -           -      1,321
    Federal Funds Sold
     and Securities
     Purchased Under
     Resale Agreements    36       -         -        -           -         36
                     -------  -------  -------   ------     -------    -------
                      21,022   3,292     2,430    1,805       9,023    $37,572
                     -------  -------  -------   ------     -------    =======

Interest-Bearing
 Liabilities
- -----------------
  Foreign Offices     7,321     702       278       105           2     8,408
  Domestic Offices
    Interest-Bearing
     Deposits
    Money Market
     Rate Accounts   3,559       -          -         -           -     3,559
      Savings        7,003       -          -        12       1,434     8,449
      Certificates
       of Deposit
       of $100,000
       or More        473      332        152        72         550     1,579
      Other Time
       Deposits       406      281        347       244         290     1,568
                 -------   -------    -------    ------     -------    ------
    Total
     Interest-
     Bearing
     Deposits     18,762    1,315         777       433       2,276    23,563
                 -------  -------     -------    ------     -------    ------
    Federal
     Funds
     Purchased
     and Other
     Borrowed
     Funds        4,480       251         491        95          80     5,397
    Long-Term
     Debt            25        50          71        25       1,419     1,590
                -------   -------     -------    ------     -------    ------

Noninterest-
 Bearing
 Sources
 of Funds        1,801        24          37         76       5,084     7,022
- ----------     -------   -------     -------     ------     -------    ------
       Total    25,068     1,640       1,376        629       8,859   $37,572
                                                                      =======
Effect of
 Financial
 Futures
 and Swaps       (105)      (528)        712         11         (90)
- ----------     -------    ------     -------      ------     -------
Interest-
Sensitive Gap $(4,151)   $ 1,124     $ 1,766      $1,187      $    74
- ------------- =======    =======     =======      ======      =======
Cumulative
 Interest-
 Sensitivity
  Gap         $(4,151)   $(3,027)    $(1,261)    $  (74)     $     -
- ---------      =======   =======     =======     ======      =======


       13.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
- ---------------------------------------

     Risk factors other than less developed country (LDC) loans and highly leveraged transaction (HLT) loans are discussed below. LDC and HLT loans are discussed under the captions "Provision and Allowance for Loan Losses" and "Highly Leveraged Transactions" in the "Management's Discussion and Analysis"
section included in Exhibit 13, which discussion is incorporated herein by reference.

     At December 31, 1993, the domestic commercial real estate portfolio had approximately 74% of its loans in New York and New Jersey, 6% in California, 5% in Pennsylvania, 3% in New England, and 2% in Florida; no other state accounts for more than 2% of the portfolio. This portfolio consists of the following types of properties:

                         Business loans secured by real estate      47%
                         Offices                                    24
                         Retail                                      7
                         Hotels                                      5
                         Mixed-Used                                  4
                         Condominiums and cooperatives               3
                         Land                                        2
                         Industrial/Warehouse                        1
                         Other                                       7
                                                                  ----
                                                                   100%
                                                                  ====

     At December 31, 1993 and 1992, the Company's nonperforming real estate loans and real estate acquired in satisfaction of loans aggregated $171 million and $411 million, respectively. Net charge-offs of real estate loans were $69 million in 1993 and $90 million in 1992. In addition, other real estate charges were $53 million and $106 million in 1993 and 1992. A discussion of other real estate charges under "Noninterest Expense and Income Taxes" in the "Management's Discussion and Analysis" section included in
Exhibit 13 is incorporated herein by reference.

     The Company's consumer loan portfolio is comprised principally of credit card, other installment, and residential loans. Residential and auto loans are collateralized, thereby reducing the risk. Credit card net charge-offs were $121 million in 1993 compared to $118 million in 1992. The 1993 and 1992 amounts exclude $56 million and $57 million in net charge-offs related to the portion of the portfolio that is securitized. As a percentage of average credit card outstandings, net charge-offs decreased to 2.88% in 1993 from 3.74% in 1992. On a managed receivables basis, net charge-offs as a percentage of average outstandings were 3.19% in 1993 compared to 3.89% in 1992. Other consumer net charge-offs were $23 million in 1993 and $37 million in 1992.

     Lending to the utility industry is concentrated in investor-owned electric utilities. The Company also makes loans to gas and telephone utilities. Nonperforming loans in this industry amounted to $2 million at year-end 1993 compared to $3 million in 1992. Charge-offs of loans to the utility industry were $14 million in 1992. There were no charge-offs in 1993.

       14.

     The Company's loans to the communications, entertainment, and publishing industries primarily consist of credits with cable television operators, broadcasters, magazine and newspaper publishers and motion picture theaters. There were no nonperforming communications loans at December 31, 1993. Nonperforming communication loans amounted to $8 million at December 31, 1992. Charge-offs of communications loans were $1 million and $23 million in 1993 and 1992. None of these amounts represent HLTs.

     The Company's portfolio of loans for purchasing or carrying securities is comprised largely of overnight loans which are fully collateralized, with appropriate margins, by marketable securities. Throughout its many years of experience in this area, the Company has rarely experienced a loss.

     The Company makes short-term, collateralized loans to mortgage bankers to fund mortgages sold to investors. Nonperforming loans and charge-offs have not been significant.

     Based on an evaluation of individual credits, historical loan losses, and global economic factors, the Company has allocated its allowance for loan losses as follows:


                                        1993         1992       1991    1990
                                        ----         ----       ----    ----

Real Estate Loans                        8%           9%         10%       11%
HLT Loans                                6            7          11        17
Other Domestic Commercial and
 Industrial Loans                       58           57          51        38
Consumer Loans                          10            9          10         8
Foreign Loans (excluding medium-term
 LDC loans)                              6            6           6         6
Medium-Term LDC Loans                   12           12          12        20
                                       ----         ----        ----      ----
                                       100%         100%        100%      100%
                                       ====         ====        ====      ====


     Such an allocation is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loan.

       15.

The following table details changes in the Company's allowance for loan losses for the last five years.



   (dollars in millions)                1993             1992            1991
                                        ----             ----            -----

Loans Outstanding, December 31,       $30,570         $29,497         $30,335
Average Loans Outstanding              30,427          30,345          32,719

Allowance for Loan Losses
- -------------------------
Balance, January 1
  Regular
    Domestic                         $    878         $   889         $   831
    Foreign                                70              60              62
  Medium-term Less Developed Countries    124             135             218
                                      -------         -------         -------
    Total, January 1                    1,072           1,084           1,111
                                      -------         -------         -------
Allowance of Acquired Companies and
 Other Changes                              1              56             (28)
Charge-Offs
  Domestic
    Commercial and Industrial            (142)           (311)           (358)
    Real Estate & Construction            (71)           (103)           (165)
    Consumer Loans                       (173)           (181)           (226)
  Foreign                                 (54)            (20)            (32)
  Medium-term Less Developed Countries     (9)            (13)            (39)
                                       -------         -------         -------
     Total                               (449)           (628)           (820)
                                       -------         -------         -------
Recoveries
  Domestic
    Commercial and Industrial              28              66              11
    Real Estate & Construction              2              13               1
    Consumer Loans                         29              26              21
  Foreign                                   2              10               4
  Medium-term Less Developed Countries      1               2               6
                                      -------         -------         -------
     Total                                 62             117              43
Net Charge-Offs                          (387)           (511)           (777)
                                      -------         -------         -------
Provision
  Domestic                                242             423             742
  Foreign                                  42              20              36
  Medium-term Less Developed Countries      -               -               -
                                      -------         -------         -------
     Total                                284             443             778
                                      -------         -------         -------
Balance, December 31,
  Regular
    Domestic                              794             878             889*
    Foreign                                60              70              60
  Medium-term Less Developed Countries    116             124             135*
                                      -------         -------         -------
     Total, December 31,              $   970         $ 1,072         $ 1,084
                                      =======         =======         =======
Ratios
- ------
Net Charge-Offs to Average Loans
 Outstandings                            1.27%          1.68%           2.37%
                                      =======        =======         =======
Net Charge-Offs to Total Allowance      39.90%         47.67%          71.68%
                                      =======        =======         =======
Total Allowance to Year-End Loans
 Outstanding                            3.17%           3.63%           3.57%
                                      ======         =======         =======



(dollars in millions)                  1990           1989
                                       ----           ----

Loans Outstanding, December 31,       $35,776        $38,583
Average Loans Outstanding              38,139         37,898

Allowance for Loan Losses
- -------------------------
Balance, January 1
  Regular
    Domestic                          $   593        $   384
    Foreign                                24             14
  Medium-term Less Developed Countries    537*           570
                                      -------        -------
    Total, January 1                    1,154            968
                                      -------        -------
Allowance of Acquired Companies and
 Other Changes                              1              -
Charge-Offs
  Domestic
    Commercial and Industrial            (111)           (46)
    Real Estate & Construction            (45)           (37)
    Consumer Loans                       (157)          (116)
  Foreign                                  (9)            (3)
  Medium-term Less Developed Countries   (270)          (433)
                                       -------        -------
     Total                               (592)          (635)
                                       -------        -------
Recoveries
  Domestic
    Commercial and Industrial              35             15
    Real Estate & Construction              -              1
    Consumer Loans                         16             12
  Foreign                                   1              4
  Medium-term Less Developed Countries      1              -
                                      -------        -------
     Total                                 53             32
Net Charge-Offs                          (539)          (603)
                                      -------        -------
Provision
  Domestic                                449            380
  Foreign                                  46              9
  Medium-term Less Developed Countries      -            400
                                       -------        -------
     Total                                495            789
                                       -------        -------
Balance, December 31,
  Regular
    Domestic                              831*           593
    Foreign                                62             24
  Medium-term Less Developed Countries    218*           537
                                       -------        -------
     Total, December 31,              $ 1,111        $ 1,154
                                      =======        =======
Ratios
- ------
Net Charge-Offs to Average Loans
 Outstandings                            1.41%          1.59%
                                      =======        =======
Net Charge-Offs to Total Allowance      48.51%         52.25%
                                      =======        =======
Total Allowance to Year-End Loans
 Outstanding                            3.11%          2.99%
                                      =======        =======



*Each year includes a $50 million transfer from the LDC Allowance for Loan Losses to the Regular Allowance.


       16.

Nonperforming Assets
- --------------------
A summary of nonperforming assets is presented in the following table.



(in millions)                                December 31,

                         1993        1992        1991        1990        1989
                         ----        ----        ----        ----        ----

Nonaccrual
- ----------
  Domestic              $  408      $  581      $1,014      $1,294      $  864
  Foreign (including
   Medium-term LDC)        130         198         146          86         227
                        ------      ------      ------      ------      ------
                           538         779       1,160       1,380       1,091

Reduced Rate (Domestic)      2*          9*         13          15           3
- ------------            ------      ------      ------      ------      ------
                           540         788       1,173       1,395       1,094

Real Estate Acquired in
- -----------------------
Satisfaction of Loans       99         268         369         355         145
- ---------------------    -----      ------      ------     -------      ------

                         $ 639      $1,056      $1,542      $1,750      $1,239
                         =====      ======      ======      ======      ======
Past Due 90 Days or More
- ------------------------
and Still Accruing Interest
- ---------------------------
  Domestic              $  156      $  218      $  178      $  215      $  188
  Foreign                    -           -          66          11          86
                        ------      ------      ------      ------      ------
                        $  156      $  218      $  244      $  226      $  274
                        ======      ======      ======      ======      ======

*Excludes $117 million of reduced rate Philippine obligations secured by zero coupon U.S. Treasury bonds with comparable maturities.


       17.

Securities
- ----------
The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's securities portfolio at December 31, 1993.



                                                                 States
                                              U.S. Government    Political
                          U.S. Government         Agency        Subdivisions
                          ---------------    ---------------    ------------
                          Amount    Yield    Amount    Yield    Amount  Yield
                          ------    -----    ------    -----    ------  -----
(dollars in millions)


Securities Held
- ---------------
 for Investment
 --------------
One Year or Less         $  361     5.65%   $  23       5.99%   $  376   3.50%
Over 1 through 5 Years    1,882     5.35       35       4.92       187   7.37
Over 5 through 10 Years     509     6.28        -         -        147   7.28
Over 10 years                 2    10.36      192       7.55       323   7.42
No Maturity                   -       -         -         -         -     -
                         ------             -----               ------
                         $2,754     5.57    $ 250       7.04    $1,033   5.96
                         ======             =====               ======
Securities Held
- ---------------
 for Sale
- ----------
One Year or Less        $    -        - %   $   -         - %   $   1   4.55%
Over 1 through 5 Years     601      6.06      120       5.04        2   4.55
Over 5 through 10 Years    488      5.70        -         -         2   4.55
Over 10 years                7      7.64        -         -         4   4.55
No Maturity                  -        -         -         -         -      -
                         -----              -----               -----
                        $1,096      5.91    $ 120       5.04    $   9   4.55
                        ======              =====               =====


                          Other Bonds,
                          Notes and         Stocks and
                          Debentures         Warrants
                          -------------    ------------
                          Amount  Yield    Amount Yield     Total
                          ------  -----    ------ -----     -----
(dollars in millions)

Securities Held
- ---------------
 for Investment
 --------------
One Year or Less          $ 55    5.63%    $  -     - %    $  815
Over 1 through 5 Years      33    6.02        -     -       2,137
Over 5 through 10 Years     23    6.40        -     -         679
Over 10 years                2    3.43        -     -         519
No Maturity                  -       -      206   2.83        206
                          ----             ----            ------
                          $113    5.87     $206   2.83     $4,356
                          ====             ====            ======
Securities Held
- ---------------
 for Sale
- ----------
One Year or Less         $  -      - %    $  -     - %    $    1
Over 1 through 5 Years      -      -         -     -         723
Over 5 through 10 Years     -      -         -     -         490
Over 10 years               -      -         -     -          11
No Maturity                 -      -        16   2.99         16
                         -----            ----            ------
                         $  -      -      $ 16   2.99     $1,241
                         =====            ====            ======


Loans
- -----

The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 1993.


                                               Over 1 Year
                                     1 Year    Through        Over
                                     or Less   5 Years       5 Years   Total
                                     -------   -----------   -------   -----
(in millions)

Domestic
- --------
  Real Estate, Excluding Loans
   Collateralized by 1-4 Family
   Residential Properties            $  606     $1,475        $  705    $ 2,786
  Commercial and Industrial Loans     3,352      3,887         2,542      9,781
  Other, Excluding Loans to
   Individuals and those
   Collateralized by 1-4 Family
   Residential Properties             3,364        717           152      4,233
                                     ------    -------       -------    -------
                                      7,322      6,079         3,399     16,800
Foreign                               1,852        584         1,902      4,338
- -------                              ------    -------       -------    -------
      Total                          $9,174     $6,663        $5,301    $21,138
                                     ======    =======       =======    =======

Loans with:
  Predetermined Interest Rates       $1,173     $  782        $1,613    $ 3,568
  Floating Interest Rates             8,001      5,881         3,688     17,570
                                     ------    -------       -------    -------
       Total                         $9,174     $6,663        $5,301    $21,138
                                     ======    =======       =======    =======

       18.

Deposits
- --------

     The aggregate amount of deposits by foreign customers in domestic offices was $739 million, $789 million, and $664 million at December 31, 1993, 1992, and 1991, respectively.

     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 1993.


                                                     Time
(in millions)                   Certificates         Deposits-
                                of Deposits          Other              Total
                                ---------------------------------------------


3 Months or Less                $  810               $606              $1,416
Over 3 Through 6 Months            147                  7                 154
Over 6 Through 12 Months            72                  6                  78
Over 12 Months                     550                 16                 566
                                ------               ----              ------
     Total                      $1,579               $635              $2,214
                                ======               =====             ======

     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds
- ---------------------
Information related to other borrowed funds in 1993, 1992, and 1991 is presented in the table below.


                                            1993                    1992
                                     ----------------        -----------------
(dollars in millions)
                                              Average                  Average
                                     Amount      Rate         Amount      Rate
                                     ------   -------         ------   -------

Federal Funds Purchased
and Securities Sold Under
Repurchase Agreements
- ------------------------
  At December 31                   $2,711     2.85%          $1,773     2.81%
  Average During Year               3,467     2.94            4,001     3.40
  Maximum Month-End Balance
   During Year                      4,894     2.80            5,467     3.88

Other*
- -----
  At December 31                    2,781     3.61%           3,029     3.82
  Average During Year               2,348     3.66            2,045     4.13
  Maximum Month-End Balance
   During Year                      3,161     3.60            3,029     3.82



                                                  1991
                                           ----------------
(dollars in millions)
                                                      Average
                                            Amount      Rate
                                            ------   -------

Federal Funds Purchased and Securities
- -------------------------------------
 Sold Under Repurchase Agreements
 ---------------------------------
  At December 31                            $3,700     3.77%
  Average During Year                        3,196     5.55
  Maximum Month-End Balance During Year      5,302     8.23

Other*
- -----
  At December 31                             1,128     4.73
  Average During Year                        1,414     6.61
  Maximum Month-End Balance During Year      1,655     7.48


*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.


Foreign Assets
- --------------
     The only foreign country in which the Company's assets exceed .75% of year end total assets was the United Kingdom ($351 million in 1993 and $393 million in 1991).

       19.

ITEM 2.  PROPERTIES
- -------------------
     In New York City, the Company owns the thirty story building housing its executive headquarters at 48 Wall Street, a forty-nine story office building at One Wall Street, and an operations center at 101 Barclay Street. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey; Harrison, New York; Newark, Delaware; London, England; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------
     Litigation regarding Northeast Bancorp., Inc. is described in Note 14 to the Consolidated Financial Statements included in Exhibit 13, and such description is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 1993.

PART II
- -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
- --------------------------------------------------
         RELATED STOCKHOLDER MATTERS
        ---------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. The Warrants (to purchase the Company's Common Stock) are traded over the counter. All of the Company's other securities are not currently listed. The Company had 26,900 common shareholders of record at February 28, 1994.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------
     Selected financial data are incorporated herein by reference from the "Financial Highlights" section included in Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------
     Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference from the corresponding section of the Company's 1993 Annual Report to Shareholders the relevant portions of which are filed as Exhibit 13 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------
     Consolidated financial statements and notes and the independent auditors' report are incorporated herein by reference from the Company's 1993 Annual Report to Shareholders the relevant portions of which are filed as
Exhibit 13 to this report.

     Supplementary financial information is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -----------------------------------------------------------------------------
     There have been no events which require disclosure under Item 304 of Regulation S-K.


       20.

PART III
- --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     The directors of the registrant are identified on pages 25 and 26 of this report. Additional material responsive to this item is contained in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders, which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
- -----------------------------------------------------------------------------


                                                                    Company
                                                                     Officer
      Name               Office and Experience                 Age    Since
      ----               ---------------------                 ---    -----


J. Carter Bacot     1989-1994  Chairman and Chief              61     1975
                               Executive Officer of the
                               Company and the Bank

Thomas A. Renyi     1992-1994  President of the Company and    48     1992
                               Vice Chairman of the Bank
                    1989-1993  Senior Executive Vice
                               President and Chief
                               Credit Officer of the Bank

Alan R. Griffith    1990-1994  Senior Executive Vice          52      1990
                               President of the Company,
                               and President and Chief
                               Operating Officer of the Bank
                    1989-1990  Senior Executive Vice
                               President of the Bank

Samuel F. Chevalier 1989-1994  Vice Chairman of the Company  60       1989
                               and the Bank
                    1989-1990  Chief Operating Officer and
                               President of Irving
                               Bank Corporation
                         1989  Vice Chairman and Chief
                               Operating Officer of
                               Irving Trust Company

Deno D. Papageorge  1989-1994  Senior Executive Vice         55       1980
                               President of the Company
                    1989-1994  Senior Executive Vice
                               President and Chief
                               Financial Officer
                               of the Bank

Richard D. Field    1989-1994  Executive Vice President     53        1987
                               of the Company
                    1989-1992  Senior Executive Vice
                               President of the Bank

Robert E. Keilman   1989-1994  Comptroller of the           48      1984
                               Company and the Bank,
                               Senior Vice President
                               of the Bank

Charles E. Rappold  1989-1994  Secretary and Chief Legal    41      1986
                               Officer of the Company,
                               Senior Vice President and
                               Chief Legal Officer
                               of the Bank

Robert J. Goebert   1989-1994  Auditor of the Company,      52      1982
                               Senior Vice President
                               of the Bank


       21.

Officers of BNY who perform major policy making functions:

                                                                         Bank
                                                                     Executive
                                                                       Officer
    Name                   Office and Experience                 Age     Since
    ----                   ---------------------                 ---     ------


Richard A. Pace   1990-1994  Executive Vice President and Chief   48      1989
                             Technologist
                  1989-1990  Senior Vice President
                       1989  Senior Vice President of Irving
                             Trust Company

Robert J. Mueller 1992-1994  Senior Executive Vice President -    52      1989
                             Chief Credit Policy Officer
                  1989-1994  Executive Vice President - Mortgage &
                             Construction Lending


There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The material responsive to such item in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The material responsive to such item in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The material responsive to such item in the Company's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders is incorporated by reference.

PART IV
- -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
(a) 1  Financial Statements:


    See Item 8.


(a) 2  Financial Statement Schedules:

     Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

       22.

(a) 3  Listing of Exhibits:

Exhibit No. Per
Regulation S-K                              Description
- --------------                              -----------

   3   (a) The By-Laws of The Bank of New York Company, Inc. as amended through October 13, 1987.
           (Filed as Exhibit 3(a) to the Company's 1987 Annual Report on Form
            10- K and incorporated herein by reference.)

       (b) Certificate of Incorporation of The Bank of New York Company, Inc. as amended through July 14, 1993.
          (Filed as Exhibit 3 to Current Report on Form 8-K filed by the
           Company on July 14, 1993.)

  4   (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instruments.

      (b) Amended and Restated Rights Agreement dated March 8, 1994.
          (Filed as Exhibit 4(a) to Current Report on Form 8-K filed by the Company on March 23, 1994.)

 10 (a) 1984 Stock Option Plan of The Bank of New York Company, Inc. as amended through February 23, 1988.
         (Filed as Exhibit 10(a) to the Company's 1988 Annual Report on Form 10-K and incorporated herein by reference.)

     (b) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.
         (Filed as Exhibit 10(b) to the Company's 1990 Annual Report on Form
          10-K and incorporated herein by reference.)

     (c) Amendments to The Bank of New York Company, Inc. Excess Contribution Plan dated February 23, 1994 and November 9, 1993.

     (d) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.
        (Filed as Exhibit 10(d) to the Company's 1992 Annual Report on Form
         10-K and incorporated herein by reference.)

     (e) Amendments to The Bank of New York Company, Inc. Excess Benefit Plan dated February 23, 1994 and November 9, 1993.

     (f) Management Incentive Compensation Plan of The Bank of New York Company, Inc.
         (Filed as Exhibit 10(d) to the Company's 1986 Annual Report on Form 10-K and incorporated herein by reference.)

     (g) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc.

     (h) 1988 Long-Term Incentive Plan as amended through December 8, 1992. (Filed as Exhibit 10(f) to the Company's 1992 Annual Report on Form
          10-K and incorporated herein by reference.)

     (i) The Bank of New York Company, Inc. 1993 Long Term Incentive Plan. (Filed as Exhibit 10(m) to the Company's 1992 Annual Report on Form
         10-K and incorporated herein by reference.)

       23.

Exhibit No. Per
Regulation S-K                              Description
- ---------------                             -----------

  10   (j) The Bank of New York Company, Inc. Supplemental Executive
           Retirement Plan.
           (Filed as Exhibit 10(n) to the Company's 1992 Annual Report on
            Form 10-K and incorporated herein by reference.)

       (k) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated March 9, 1993.

       (l) Trust Agreement dated April 19, 1988 related to deferred compensation plans.
           (Filed as Exhibit 10(h) to the Company's 1988 Annual Report on
            Form 10-K and incorporated herein by reference.)

       (m) Trust Agreement dated November 16, 1993 related to deferred compensation plans.

       (n) Form of Remuneration Agreement between the Company and two of the five most highly compensated executive officers of the Company.
          (Filed as Exhibit 10 to the Company's 1982 Annual Report on Form
           10-K and incorporated herein by reference.)

       (o) Remuneration Agreement between the Company and an executive officer of the Company.
           (Filed as Exhibit 10(h) to the Company's 1991 Annual Report on
            Form 10-K and incorporated herein by reference.)

       (p) Remuneration Agreement between the Company and an executive officer of the Company.
          (Filed as Exhibit 10(i) to the Company's 1991 Annual Report on Form
           10-K and incorporated herein by reference.)

       (q) Remuneration Agreement between the Company and an executive officer of the Company.
          (Filed as Exhibit 10(j) to the Company's 1992 Annual Report on Form
           10-K and incorporated herein by reference.)

       (r) The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.

       (s) Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.


     11    Statement - Re: Computation of Per Common Share Earnings

     12    Statement - Re: Computation of Earnings to Fixed Charges Ratios

     13    Portions of the 1993 Annual Report to Shareholders

     21    Subsidiaries of the Registrant

     23.1  Consent of Deloitte & Touche

     23.2  Consent of Arthur Andersen & Co.

       24.

(b) Reports on Form 8-K:

October 18, 1993: Unaudited interim financial information and accompanying discussion for the third quarter of 1993.

December 7, 1993: An Underwriting Agreement, a Form of Note, an Officers' Certificate, and a Legal Opinion filed in connection with the Company's Registration Statement on Form S-3 (File No. 33-51984 and No. 33-50333) with the Securities and Exchange Commission covering the Company's 6.50% Subordinated Notes due 2003.

January 13, 1994: Unaudited interim financial information and accompanying discussion for the fourth quarter of 1993.

March 23, 1994: Amended and Restated Rights Agreement dated March 8, 1994

(c) Exhibits:

Submitted as a separate section of this report.

(d) Financial Statements Schedules:

None

       25.

SIGNATURES
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on the 8th day of March, 1994.

                                    THE BANK OF NEW YORK COMPANY, INC.


                             By: \s\ J. Carter Bacot
                                  -------------------------------------
                                     (J. Carter Bacot, Chairman)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 1994.

        Signature                                         Title
        ---------                                         -----

\s\J. Carter Bacot                         Chairman and
- -----------------------------------        Chief Executive Officer
(J. Carter Bacot)                          (principal executive officer)


\s\ Deno D. Papageorge                     Senior Executive Vice President
- -----------------------------------        (principal financial officer)
(Deno D. Papageorge)


\s\ Robert E. Keilman                      Comptroller (principal
- ------------------------------------        accounting officer)
(Robert E. Keilman)


\s\ Richard Barth                          Director
- ------------------------------------
(Richard Barth)


\s\ William R. Chaney                      Director
- ------------------------------------
(William R. Chaney)


\s\ Samuel F. Chevalier                    Vice Chairman and Director
- ------------------------------------
(Samuel F. Chevalier)


\s\ Anthony S. D'Amato                     Director
- ------------------------------------
(Anthony S. D'Amato)


\s\ Anthony P. Gammie                      Director
- ------------------------------------
(Anthony P. Gammie)



       26.

\s\ Ralph E. Gomory                        Director
- ------------------------------------
(Ralph E. Gomory)


\s\ Alan R. Griffith                       Senior Executive Vice President
- -----------------------------------        and Director
(Alan R. Griffith)


\s\ Edward L. Hennessy, Jr.                Director

- ------------------------------------
(Edward L. Hennessy, Jr.)


\s\ John C. Malone                         Director
- ------------------------------------
(John C. Malone)


\s\ Donald L. Miller                       Director
- ------------------------------------
(Donald L. Miller)


\s\ H. Barclay Morley                      Director
- ------------------------------------
(H. Barclay Morley)


\s\ Martha T. Muse                         Director
- ------------------------------------
(Martha T. Muse)


\s\ Catherine A. Rein                      Director
- ------------------------------------
(Catherine A. Rein)


\s\ Thomas A. Renyi                        President and Director
- ------------------------------------
(Thomas A. Renyi)


\s\ Harold E. Sells                        Director
- ------------------------------------
(Harold E. Sells)


\s\ Delbert C. Staley                      Director
- ------------------------------------
(Delbert C. Staley)


\s\ W. S. White, Jr.                       Director
- ------------------------------------
(W. S. White, Jr.)


\s\ Samuel H. Woolley                      Director
- ------------------------------------
(Samuel H. Woolley)


       27.

                               INDEX TO EXHIBITS
Exhibit No.
- ------------
 3   (a) The By-Laws of The Bank of New York Company, Inc. as amended through
         October 13, 1987.
         (Filed as Exhibit 3(a) to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference.

     (b) Certificate of Incorporation of The Bank of New York Company, Inc. as amended through July 14, 1993.
        (Filed as Exhibit 3 to Current Report on Form 8-K filed by the
         Company on July 14, 1993.)

 4   (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instruments.

     (b) Amended and Restated Rights Agreement dated March 8, 1994.
         (Filed as Exhibit 4 (a) to Current Report on Form 8-K filed by the
          Company on March 23, 1994.)

10   (a) 1984 Stock Option Plan of The Bank of New York Company, Inc. as
         amended through February 23, 1988.
         (Filed as Exhibit 10(a) to the Company's 1988 Annual Report on Form
          10-K and incorporated herein by reference.)

     (b) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.
         (Filed as Exhibit 10(b) to the Company's 1990 Annual Report on Form
          10-K and incorporated herein by reference.)

     (c) Amendments to The Bank of New York Company, Inc. Excess Contribution Plan dated February 23, 1994 and November 9, 1993.

     (d) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.
        (Filed as Exhibit 10(d) to the Company's 1992 Annual Report on Form
         10-K and incorporated herein by reference.)

     (e) Amendments to The Bank of New York Company, Inc. Excess Benefit Plan dated February 23, 1994 and November 9, 1993.

     (f) Management Incentive Compensation Plan of The Bank of New York Company, Inc.
         (Filed as Exhibit 10(d) to the Company's 1986 Annual Report on Form
          10-K and incorporated herein by reference.)

     (g) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc.

     (h) 1988 Long-Term Incentive Plan as amended through December 8, 1992. (Filed as Exhibit 10(f) to the Company's 1992 Annual Report on Form
          10-K and incorporated herein by reference.)

    (i) The Bank of New York Company, Inc. 1993 Long Term Incentive Plan. (Filed as Exhibit 10(m) to the Company's 1992 Annual Report on Form
         10-K and incorporated herein by reference.)

       28.

                               INDEX TO EXHIBITS
Exhibit No.
- ------------
 10  (j) The Bank of New York Company, Inc. Supplemental Executive Retirement
          Plan.
         (Filed as Exhibit 10(n) to the Company's 1992 Annual Report on Form
          10-K and incorporated herein by reference.)

      (k) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated March 9, 1993.

      (l) Trust Agreement dated April 19, 1988 related to deferred compensation plans.
         (Filed as Exhibit 10(h) to the Company's 1988 Annual Report on Form
          10-K and incorporated herein by reference.)

      (m) Trust Agreement dated November 16, 1993 related to deferred compensation plans.

      (n) Form of Remuneration Agreement between the Company and two of the five most highly compensated executive officers of the Company. (Filed as Exhibit 10 to the Company's 1982 Annual Report on Form
           10-K and incorporated herein by reference.)

      (o) Remuneration Agreement between the Company and an executive officer of the Company.
          (Filed as Exhibit 10(h) to the Company's 1991 Annual Report on Form
           10-K and incorporated herein by reference.)

      (p) Remuneration Agreement between the Company and an executive officer of the Company.
          (Filed as Exhibit 10(i) to the Company's 1991 Annual Report on Form
           10-K and incorporated herein by reference.)

      (q) Remuneration Agreement between the Company and an executive officer of the Company.
          (Filed as Exhibit 10(j) to the Company's 1992 Annual Report on Form
           10-K and incorporated herein by reference.)

      (r) The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.

     (s) Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.

     11    Statement - Re: Computation of Per Common Share Earnings

     12    Statement - Re: Computation of Earnings to Fixed Charges Ratios

     13    Portions of the 1993 Annual Report to Shareholders

     21    Subsidiaries of the Registrant

     23.1  Consent of Deloitte & Touche

     23.2  Consent of Arthur Andersen & Co.