Form 10-Q
period 1994-03-31
BANK OF NEW YORK CO INC
filed 1994-05-13
CIK 9626

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6152


               THE BANK OF NEW YORK COMPANY, INC.
     (Exact name of registrant as specified in its charter)

            New York                         13-2614959
(State or other jurisdiction of            (I.R.S. employer
 incorporation or organization)           identification number)


   48 Wall Street, New York, New York              10286
(Address of principal executive offices)        (Zip code)


                         (212) 495-1784
      (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ----    ----

    The number of shares outstanding of the issuer's Common
Stock, $7.50 par value, was 187,901,790 shares as of April 30, 1994.



       2.

                THE BANK OF NEW YORK COMPANY, INC.
                            FORM 10-Q
                       TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1994 and December 31, 1993                 3

          Consolidated Statements of Income
          For the Three Months Ended March 31,
          1994 and 1993                                        4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Three Months Ended March 31, 1994            5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31,
          1994 and 1993                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   13


PART 2.  OTHER INFORMATION
- --------------------------
Item 1.  Legal Proceedings                                     19

Item 4.  Submissions of Matters to Vote of Security Holders    19

Item 6.  Exhibits and Reports on Form 8-K                      19

SIGNATURE                                                      21


       3.


                       THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Condition
                                  (Unaudited)
                  (Dollars in millions, except per share amounts)
                                                       March 31,    Dec. 31,
                                                         1994         1993
                                                         ----         ----
Assets
  Cash and Due from Banks                                $ 3,165     $ 4,511
  Interest-Bearing Deposits in Banks                         298         269
  Securities:
    Held-to-Maturity(market value of $3,085 in 1994
     and $4,449 in 1993)                                   3,199       4,356
    Available-for-Sale(market value of $2,420 in 1994
     and $1,243 in 1993)                                   2,420       1,241
                                                         -------     -------
         Total Securities                                  5,619       5,597
    Trading Assets at Market Value                         2,479       1,325
    Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                 300          36
    Loans (less allowance for loan losses of $934 in
    1994 and $970 in 1993)                                31,626      29,600
    Premises and Equipment                                   934         945
    Due from Customers on Acceptances                      1,074         888
    Accrued Interest Receivable                              221         222
    Other Assets                                           2,292       2,153
                                                         -------     -------
         Total Assets                                    $48,008     $45,546
                                                         =======     =======
 Liabilities and Shareholders' Equity
  Deposits
   Noninterest-Bearing (principally domestic offices)    $ 8,792     $ 8,690
   Interest-Bearing
    Domestic Offices                                      14,904      15,156
    Foreign Offices                                        9,061       8,313
                                                         -------     -------
         Total Deposits                                   32,757      32,159
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                        2,726       2,711
  Other Borrowed Funds                                     4,382       2,781
  Acceptances Outstanding                                  1,075         901
  Accrued Taxes and Other Expenses                           819         763
  Accrued Interest Payable                                   130         111
  Other Liabilities                                          550         458
  Long-Term Debt                                           1,540       1,590
                                                         -------     -------
         Total Liabilities                                43,979      41,474
                                                         -------     -------
   Shareholders' Equity
   Preferred Stock-no par value, authorized 5,000,000
    shares, outstanding 184,000 shares in 1994 and
    3,648,100 shares in 1993                                 111        267
   Class A Preferred Stock - par value $2.00 per share,
    authorized 5,000,000 shares, outstanding 1,077,015
    shares in 1994 and 1,085,415 shares in 1993               27         27
   Common Stock-par value $7.50 per share, authorized
    350,000,000 shares, issued 187,989,104 shares in
    1994 and 187,400,962 shares in 1993                    1,410      1,406
   Additional Capital                                        839        841
   Retained Earnings                                       1,650      1,536
   Securities Valuation Allowance                             (3)        -
                                                         -------    -------
                                                           4,034      4,077
   Less:  Treasury Stock-184,800 shares in
    1994 and 173,198 in 1993, at cost                          5          5
                                                         -------    -------
         Total Shareholders' Equity                        4,029      4,072
                                                         -------    -------
Total Liabilities and Shareholders' Equity               $48,008    $45,546
                                                         =======    =======

See accompanying Notes to Consolidated Financial Statements.

       4.

                      THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Income
                                 (Unaudited)
                   (In millions, except per share amounts)
                                                  For the three
                                                   months ended
                                                     March 31,
                                                  1994     1993
                                                 -----    -----
Interest Income
- ---------------
Loans                                            $ 512    $ 507
Securities
  Taxable                                           57       56
  Exempt from Federal Income Taxes                  15       19
                                                 -----    -----
                                                    72       75
Deposits in Banks                                    8        8
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                 19       27
Trading Assets                                      15        8
                                                 -----    -----
      Total Interest Income                        626      625
                                                 -----    -----
Interest Expense
- ----------------
Deposits                                           166      187
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                   27       22
Other Borrowed Funds                                23       22
Long-Term Debt                                      27       28
                                                 -----    -----
      Total Interest Expense                       243      259
                                                 -----    -----
Net Interest Income                                383      366
- -------------------
Provision for Loan Losses                           45       93
                                                 -----    -----
Net Interest Income After Provision
   for Loan Losses                                 338      273
                                                 -----    -----
Noninterest Income
- ------------------
Processing Fees
 Securities                                         88       76
 Other                                              42       38
                                                 -----    -----
                                                   130      114
Trust and Investment Fees                           33       32
Service Charges and Fees                           119      114
Securities Gains                                    12       26
Other                                               56       44
                                                 -----    -----
      Total Noninterest Income                     350      330
                                                 -----    -----
Noninterest Expense
- -------------------
Salaries and Employee Benefits                     211      199
Net Occupancy                                       47       43
Furniture and Equipment                             22       22
Other                                              123      127
                                                 -----    -----
      Total Noninterest Expense                    403      391
                                                 -----    -----
Income Before Income Taxes                         285      212
Income Taxes                                       107       78
                                                 -----    -----
Net Income                                       $ 178    $ 134
- ----------                                       =====    =====
Net Income Available to Common Shareholders      $ 174    $ 127
- -------------------------------------------      =====    =====
Per Common Share Data (1):
- --------------------------
   Primary Earnings                              $0.93    $0.69
   Fully Diluted Earnings                         0.87     0.65
   Cash Dividends                                 0.225    0.19

Average Common Shares Outstanding                  188      184


(1) Per Common Share Data has been adjusted to reflect the effect of the 2-for-1 common stock split effective April 22, 1994.

See accompanying Notes to Consolidated Financial Statements.



       5.

                       THE BANK OF NEW YORK COMPANY, INC.
            Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                    For the three months ended March 31, 1994
                                    (In millions)
                                                                    Secur-
                                                                    ities
                                 Class A                            Valu-
                        Pre-     Pre-            Addi-    Retain-  ation  Treas-
                        ferred   ferred  Common  tional   ed Earn- Allow- ury
                        Stock    Stock   Stock   Capital  ings     ance   Stock
                        -----    -----   -----   ------   -------  -----  -----
Balance,
 January 1, 1994      $  267     $   27  $1,406  $ 841    $1,536   $  -       5
Changes:
  Net Income                                                 178
  Cash Dividends
   Common Stock                                              (41)
   Preferred Stock                                            (5)
  Redemption of
   Preferred Stock      (156)                                (17)
  Redemption of Common
   Stock Warrants and
   Issuance of
   Common Stock                               4     (2)
  Net Unrealized
   Loss on Securities
   Available-for-Sale                                                (3)
  Change in
   Cumulative Foreign
   Currency
   Translation
   Adjustment                                                 (1)
                      ------     ------  ------  -----    ------  -----  ------
Balance,
 March 31, 1994       $  111     $   27  $1,410  $ 839    $1,650  $  (3) $    5
                      ======     ======  ======  =====    ======  =====  ======

       6.

- --------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                      For the three months ended
                                                                March 31,
                                                           1994          1993
                                                           ----          ----
Operating Activities
 Net Income                                              $  178         $ 134
 Adjustments to Determine Net Cash Provided (Used)
 by Operating Activities
  Provision for Losses on Loans and Other Real Estate        45           100
  Depreciation and Amortization                              48            44
  Deferred Income Taxes                                      53            41
  Securities Gains                                          (12)          (26)
  Change in Trading Assets                                 (230)         (235)
  Change in Securities Held for Sale                          -         1,068
  Change in Accruals and Other, Net                        (237)           37
                                                         ------        ------
    Net Cash Provided (Used) By Operating Activities       (155)        1,163
                                                         ------        ------
Investing Activities
  Change in Interest-Bearing Deposits in Banks              (21)           18
  Purchases of Securities Held-to-Maturity                 (107)         (438)
  Sales of Securities Held-to-Maturity                        -             6
  Maturities of Securities Held-to-Maturity                 141           223
  Purchases of Securities Available-for-Sale               (486)            -
  Sales of Securities Available-for-Sale                    693             -
  Maturities of Securities Available-for-Sale                 5             -
  Net Principal Disbursed on Loans to Customers          (2,085)         (124)
  Sales of Loans                                            122           158
  Sales of Other Real Estate                                  6            26
  Change in Federal Funds Sold and Securities Purchased
    Under Resale Agreements                                (264)          163
  Purchases of Premises and Equipment                        (6)           (8)
  Acquisitions, Net of Cash Acquired                       (160)           58
  Proceeds from the Sale of Premises and Equipment            4             -
  Partial Sale of Unconsolidated Subsidiary                  37             -
  Other, Net                                               (108)         (111)
                                                        -------       -------
Net Cash Used by Investing Activities                    (2,229)          (29)
                                                        -------       -------
Financing Activities
  Change in Deposits                                        560        (2,427)
  Change in Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                          15           923
  Change in Other Borrowed Funds                            717          (228)
  Repayment of Long-Term Debt                               (50)            -
  Redemption and Repurchases of Preferred Stock
   and Warrants                                            (173)          (13)
  Issuance of Common Stock                                    2            29
  Treasury Stock Acquired                                     -            (1)
  Cash Dividends Paid                                       (46)          (42)
                                                         ------        ------
Net Cash Provided (Used) by Financing Activities          1,025        (1,759)
                                                         ------        ------
Effect of Exchange Rate Changes on Cash                      13             2
                                                         ------        ------
    Decrease In Cash and Due From Banks                  (1,346)         (623)
Cash and Due from Banks at Beginning of Period            4,511         5,506
                                                         ------        ------
Cash and Due from Banks at End of Period                 $3,165        $4,883
                                                         ======        ======
- --------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
  Interest                                               $  224       $  287
  Income Taxes                                               11            7
Noncash Investing Activity (Primarily Foreclosure
       of Real Estate)                                       29           35
- --------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.




       7.

                    THE BANK OF NEW YORK COMPANY, INC.
               Notes to Consolidated Financial Statements

1.  General
    -------

      The accounting and reporting policies of The Bank of New York Company, Inc. (the Company), a bank holding company, and its subsidiaries, conform with generally accepted accounting principles and general practice within the banking industry. Such policies, except as noted below, are consistent with those applied in the preparation of the Company's annual financial statements.

      The accompanying financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Such adjustments are of a normal recurring nature.

2.  Securities
    ----------

     Effective January 1, 1994, the Company accounts for debt and equity securities classified as available-for-sale at market value, with net unrealized gains and losses reported as a separate component of shareholders' equity. Previously such securities were stated at the lower of aggregate cost or market value. In connection with this change, the Company reclassified $1,384 million of securities from held-to-maturity to available-for-sale. In addition, $267 million of loans ("Brady Bonds") were reclassified from loans to securities held-to-maturity.

     Realized gains on the sale of securities available-for-sale were $7 million in both the first quarter of 1994 and 1993.

       8.

The following table sets forth the carrying amount and the fair value of securities at March 31, 1994:

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized    Fair
(In millions)                       Cost       Gains        Losses     Value
                                 --------   -----------   ----------   ------
Securities Held-to-Maturity
- ---------------------------
U.S. Government Obligations        $1,437     $    2       $   45     $1,394
U.S. Government Agency
 Obligations                          344          1            8        337
Obligations of States and
  Political Subdivisions              995          5            -      1,000
Other Debt Securities                 423          1           70        354
                                   ------     ------       ------     ------
Total Securities
 Held-to-Maturity                   3,199          9          123      3,085
                                   ------     ------       ------     ------
Securities Available-for-Sale
- -----------------------------
U.S. Government Obligations         2,204          8           24      2,188
Equity Securities                     220         12            -        232
                                   ------     ------       ------     ------
Total Securities
 Available-for-Sale                 2,424         20           24      2,420
                                   ------     ------       ------     ------
   Total Securities                $5,623     $   29       $  147     $5,505
                                   ======     ======       ======     ======


       9.

The amortized cost and fair value of securities at March 31, 1994, by contractual maturity, are as follows:


                                     -------------------
                                     Amortized    Fair
(In millions)                           Cost      Value
                                     ---------  --------
Securities Held-to-Maturity
- ---------------------------
Due In One Year or Less               $  562     $  565
Due After One Year Through
 Five Years                            1,262      1,242
Due After Five Years Through
 Ten Years                               619        593
Due After Ten Years                      756        685
                                      ------     ------
Total Securities Held-to-Maturity      3,199      3,085
                                      ------     ------

Securities Available-for-Sale
- -----------------------------

Due In One Year or Less                  265        267
Due After One Year Through
 Five Years                            1,026      1,030
Due After Five Years Through
 Ten Years                               908        884
Due After Ten Years                        5          7
Equity Securities                        220        232
                                      ------     ------
Total Securities Available-for-Sale    2,424      2,420
                                      ------     ------
     Total Securities                 $5,623     $5,505
                                      ======     ======




       10.

     The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's securities portfolio at March 31, 1994.

                                                           States and
                                        U.S. Government     Political
                        U.S. Government     Agency        Subdivisions
(Dollars in millions)   --------------- ---------------  -------------
                        Amount   Yield  Amount   Yield   Amount  Yield
                        ------   -----  ------   -----   ------  -----
Securities Held
- ----------------
to Maturity
- -----------
One Year or Less        $   80   5.55%   $  21   5.87%   $ 406   4.04%
Over 1 through 5 Years     920   4.71      145   5.05      147   6.84
Over 5 through 10 Years    437   5.63        3   8.00      130   7.43
Over 10 Years               -      -       175   7.51      312   7.44
                         -----           -----           -----
                        $1,437   5.04    $ 344   6.38    $ 995   5.96
                        ======           =====           =====

Securities Available
- --------------------
for Sale
- --------
One Year or Less        $  267   5.30%   $  -      - %   $ -      - %
Over 1 through 5 Years   1,030   5.89       -      -       -      -
Over 5 through 10 Years    884   6.07       -      -       -      -
Over 10 Years                7  11.19       -      -       -      -
No Maturity                 -      -        -      -       -      -
                        ------           -----           ----
                        $2,188   5.91    $  -      -     $ -      -
                        ======           =====           ====



                          Other Bonds,
                          Notes and       Stocks and
                          Debentures      Warrants
(Dollars in millions)   --------------- ---------------
                        Amount    Yield  Amount  Yield   Total
                        ------    -----  ------  -----   -----
Securities Held
- ----------------
to Maturity
- -----------
One Year or Less        $   55   4.52%   $  -      - %   $  562
Over 1 through 5 Years      50   6.22       -      -      1,262
Over 5 through 10 Years     49   5.91       -      -        619
Over 10 Years              269   5.22       -      -        756
                         -----           -----           ------
                        $  423   5.32    $  -      -     $3,199
                        ======           =====           ======

Securities Available
- --------------------
for Sale
- --------
One Year or Less        $   -      - %   $  -      - %   $  267
Over 1 through 5 Years      -      -        -      -      1,030
Over 5 through 10 Years     -      -        -      -        884
Over 10 Years               -      -        -      -          7
No Maturity                 -      -       232   3.59       232
                        ------          ------           ------
                        $   -      -     $ 232   3.59    $2,420
                        ======          ======           ======


3.  Allowance for Loan Losses
    -------------------------
      Transactions in the allowance for loan losses are summarized as follows:

(In millions)                            Three months ended
                                              March 31,
                                         1994            1993
                                         ----            ----
 Balance, Beginning of Period           $ 970          $1,072
  Charge-offs                            (100)           (115)
  Recoveries                               17              14
                                        -----           -----
  Net Charge-Offs                         (83)           (101)

  Credit Card Securitization                2               -
  Provision                                45              93
                                        -----           -----
Balance, End of Period                  $ 934          $1,064
                                        =====           =====



       11.

     In 1995, a new accounting standard will require the Company to introduce the time value of money into the determination of the portion of the allowance for loan losses which relates to impaired, non-consumer loans. The loss component of impaired, non-consumer loans will be measured by the difference between their recorded value and fair value. Fair value would be either the present value of the expected future cash flows from borrowers, market value of the loan, or the fair value of the collateral. At the present time, the impact of the new method on the Company's results of operations and financial condition is not expected to be material.

4. Capital Resources
- --------------------

     The financial statements reflect a 2-for-1 common stock split, effective April 22, 1994.

     Also, the Company increased its quarterly common stock cash dividend to 55 cents per share (27.5 cents per share post split) from 45 cents per share, and announced a plan to buy back, throughout the remainder of 1994, up to 5 million of its post-split common shares. All shares purchased will be used in connection with certain employee benefit plans or will be held as treasury shares.


5.  Commitments and Contingent Liabilities
    --------------------------------------

     In April 1990, the Company notified Northeast Bancorp., Inc. (NEB) that NEB had materially breached its obligation under a merger agreement. Following denial by the Federal Reserve Board of the Company's application for approval to acquire NEB and failure by state regulators to approve the proposed merger prior to the August 15, 1990 termination date, the Company's Board of Directors notified NEB in September 1990 that it had terminated the merger agreement.

     In May 1990, NEB brought suit against the Company in the United States Court for the District of Connecticut seeking money damages of $350 million relating to NEB's allegations that the Company breached its obligations. In November 1990, the Company filed a motion for summary judgment to have the lawsuit dismissed; in June 1991, this motion was granted as to NEB's Connecticut Unfair Trade Practices Act and libel claims and denied as to NEB's other claims. In March 1993, the Company's motion for summary judgment on NEB's contract claims was denied. In May 1993, as part of the acquisition of NEB's Class A voting common stock by First Fidelity Bancorporation, NEB's interest in the suit was transferred to a trust funded with $2 million for the benefit of former NEB shareholders. The action will continue. In the opinion of management, NEB's claims are without merit.

     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.


       12.

     On January 1, 1994, a new accounting standard required the Company to recognize unrealized gains and losses related to certain interest rate and foreign currency contracts as assets and liabilities on its balance sheet. The new standard allows the netting of unrealized gains and losses with the same counterparty when a master netting agreement is in effect. The Company previously presented all unrealized gains and losses on a net basis. Reported assets and liabilities increased by approximately $815 million at March 31, 1994 as a result of the new accounting standard.

       13.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

     The Company reported record first quarter net income of $178 million, which compares with net income of $134 million in the first quarter of 1993. Fully diluted earnings per share in the first quarter of 1994 were a record $0.87 compared with $0.65 per share in the same period last year, an increase of 34%. The gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd. in Hong Kong, which was partially offset by a restructuring charge related to National Community Division, added a net 6 cents to earnings per share this quarter.

     Net interest income, on a taxable equivalent basis, increased $16 million or 4% to $396 million from the first quarter of 1993. The Company noted widened spreads and increasing loan demand during the first quarter. Credit card growth remained especially strong. There was also growth in other consumer loans, as well as in middle market and large corporate lending.

     Fee income was strong, especially from securities and other processing, syndications and factoring. A lower provision for loan losses and continued control of operating expenses contributed to higher earnings.

     Return on average assets in the first quarter of 1994 was 1.50% compared with 1.32% in the fourth quarter of 1993 and 1.17% in the first quarter of 1993. Return on average common equity was 18.55% in the first quarter of 1994 compared with 16.16% in the fourth quarter of 1993 and 15.06% in the first quarter of 1993. Both return on assets and return on equity for this quarter were records for the Company.

CAPITAL AND LIQUIDITY
- ---------------------

     The Company's estimated Tier I capital and total capital ratios were 8.25% and 12.85% at March 31, 1994 compared with 8.87% and 13.65% at
December 31, 1993 and 8.26% and 12.90% at March 31, 1993. The decline in these ratios from December 31, 1993 is primarily attributable to the redemption of $156 million of preferred stock in the first quarter of 1994. The absence of this preferred stock will add approximately 4 cents to annual per share earnings. Tangible common equity as a percent of total assets was 6.84% at March 31, 1994 compared with 7.00% at December 31, and 6.41% one year ago.

     On April 12, 1994, the Company's Board of Director's declared a 2-for-1 common stock split. On May 13, 1994, holders of record as of the close of business on April 22, 1994 will receive one additional share for every share held.

     Also, the Company's Board of Directors declared a quarterly common stock cash dividend of 55 cents per share (27.5 cents per share post split), a 22% increase over the 45 cents previously paid. This increase

       14.

will result in an annual rate of $2.20 per share ($1.10 per share post split), the highest in the Company's history, surpassing the previous high of $2.12 per share ($1.06 per share post split) paid in 1990. The new dividend is payable on May 6, 1994 to holders of record as of the close of business on April 22, 1994.

     In addition, the Company announced a plan to buy back, throughout the remainder of this year, up to 5 million of its post-split common shares. All shares purchased will be used in connection with certain employee benefit plans or will be held as treasury shares.

NONPERFORMING ASSETS
- --------------------
(Dollars in millions)
                                                 Change
                                                 1Q 1994 vs.
                          3/31/94   12/31/93     4Q 1993
                      --------------------------------------
Loans:
  HLT                     $   51    $    52        (2)%
  Commercial Real Estate      55         72       (24)
  Other Commercial           105        130       (19)
  Foreign                     24         34       (29)
  LDC                         95         96        (1)
  Community Banking          118        156       (24)
                           -----      -----
       Total Loans           448        540       (17)

 Other Real Estate            84         99       (15)
                           -----      -----
  Total                   $  532      $ 639       (17)
                           =====      =====

Nonperforming Asset Ratio    1.6%       2.1%

Allowance/Nonperforming
              Loans        208.5      179.6
Allowance/Nonperforming
              Assets       175.6      151.8

     Nonperforming assets declined for the eleventh consecutive quarter. They totaled $532 million at March 31, compared with $639 million at December 31, 1993, a decrease of $107 million or 17%. A total of $51 million of small nonperforming loans were sold this quarter. This was the Company's first bulk sale of nonperforming loans.

     Nonperforming commercial real estate assets, which include other real estate owned, declined to $139 million at March 31, 1994, a $32 million, or 19% decrease from $171 million at December 31, 1993.



       15.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
- ---------------------------------------
(In millions)                  1st          4th          1st
                             Quarter      Quarter      Quarter
                               1994         1993         1993
                             -------      -------      -------
Provision                     $  45        $  50        $  93
                               ----         ----         ----
Net Charge-offs:
 HLT                              -            2           (7)
 Commercial Real Estate          (5)         (30)         (18)
 Other Commercial               (20)          (6)         (32)
 Consumer                       (39)         (40)         (36)
 Foreign                          -           (6)          (2)
 Other                          (19)          (5)          (6)
                               ----         ----         ----
 Total                          (83)         (85)        (101)

Credit Card Securitization        2            1            -
                               ----         ----         ----
Decrease in
Allowance                     $ (36)       $ (34)       $  (8)
                               ====         ====         ====
Other Real Estate
Expense                       $   2        $   4        $   9

The allowance for loan losses was $934 million, or 2.87% of loans at March 31, 1994 compared with $970 million, or 3.17% of loans at December 31, 1993.


NET INTEREST INCOME
- -------------------

     On a taxable equivalent basis, net interest income amounted to $396 million in the first quarter of 1994, compared with $380 million in the same period of 1993, an increase of 4%. The net interest rate spread was 3.18% in the first quarter of 1994 compared with 3.12% in the fourth quarter of 1993 and 3.11% one year ago. The net yield on interest earning assets was 3.89% in the first quarter of 1994 compared with 3.83% in the fourth quarter of 1993 and 3.82% in the same period last year. The spread and yield benefitted modestly from the return of a portion of the Company's credit card securitization to its balance sheet.

     There was continued strong performance in credit cards, as the number of card accounts increased by 23% to 4.9 million and managed outstandings were up by 21% to $6.3 billion from one year ago. Response rates to the Company's aggressive national direct-mail campaign have significantly exceeded expectations so far this year. The Company will continue this program throughout the remainder of 1994. The credit quality of our card portfolio continues to be excellent. Delinquencies continue to decline. Net charge-offs as a percentage of average outstandings were 3.13% in the first quarter of 1994, down significantly from 3.48% one year ago.

       16.

     Interest lost on loans on nonaccrual status at March 31, 1994 and 1993, reduced net interest income by $6 million and $15 million for the three months ended March 31, 1994 and 1993.


NONINTEREST INCOME
- ------------------

     Noninterest income increased 6% to $350 million in the first quarter, compared with $330 million in the same period last year.

     Securities processing fees were $88 million for the first quarter of 1994 and $76 million for the first quarter of 1993, an increase of 16%. Most areas contributed to the increase. Among the strongest were corporate trust, government securities clearance, master trust and mutual fund custody. Other processing fees, principally funds transfer, deposit services, and trade finance, were $42 million for the first quarter of 1994, compared with $38 million in the same period last year, an increase of 11%.

     Service charges and fees were $119 million in the first quarter of 1994, compared with $114 million in the first quarter of last year. In the first quarter, noninterest income attributable to the Company's credit card securitization was $4 million less than the comparable period of last year due to a portion of these assets returning to the balance sheet.

     Securities gains were $12 million in the first quarter of 1994 compared with $26 million in the same period last year.

     Other noninterest income was $56 million and $44 million for the first quarters of 1994 and 1993. Foreign exchange profits and trading activities were $16 million and $23 million in the first quarters of 1994 and 1993. Also included in other noninterest income for 1994 is a pre-tax gain of $22 million ($14 million after-tax) related to the sale of a portion of the Company's interest in Wing Hang Bank, Ltd., which was partially offset by a $3 million restructuring charge related to National Community Division (NCD).


NONINTEREST EXPENSE AND INCOME TAXES
- ------------------------------------

     Total noninterest expense increased 3% to $403 million in the first quarter from $391 million in 1993. Other real estate expense decreased to $2 million from $9 million in the first quarter of 1993.

     Salaries increased 5% in the first quarter to $153 million from $146 million in the same period last year. Excluding the $3 million restructuring charge related to NCD, salaries increased 3%. Profit-sharing increased to $16 million from $13 million in last year's first quarter. Other employee benefits -- primarily incentive compensation and health care expenses -- were up 4% from the first quarter of last year.

     The effective tax rate for the first quarter of 1994 was 37.5% compared with 36.8% for the first quarter of 1993.


       17.

CREDIT CARD OPERATIONS
- ----------------------

     Credit card receivables sold in the form of a security is a technique for financing the Company's credit card operations. It replaces at competitive rates other sources of deposits and borrowed money, and improves liquidity and capital. For accounting purposes, the technique removes the underlying assets and liabilities from the balance sheet, and amounts otherwise reported in the income statement are classified as noninterest income.

     The Company securitized $1,350 million of credit card receivables in 1991; $1,038 million were outstanding at March 31, 1994, and $838 million are scheduled to mature during the rest of 1994. The impact of the securitization, assuming the funds received from the securitization were used to replace short-term borrowings, is summarized below:

(In millions)                    Three months ended
                                      March 31,
                                   1994      1993
                                   ----      ----
Lower Net Interest Income           $34       $42
Lower Provision for Loan Losses      13        15
Higher Noninterest Income            12        16


HIGHLY LEVERAGED TRANSACTIONS
- -----------------------------
     At March 31, 1994, HLT loans outstanding were $1,291 million and commitments were $284 million compared with $1,314 million and $349 million at December 31, 1993. At March 31, 1994, borrowers in the communication industry represented 54% of the HLT portfolio.


LESS DEVELOPED COUNTRY (LDC) DEBT
- ---------------------------------

     The Company's medium-term LDC loans were $150 million at March 31, 1994 compared with $151 million at December 31, 1993. The medium-term LDC loan loss allowance was $116 million, or 77% of such loans, which adequately reflects their current market value.

     In the second quarter, the Company expects to charge-off approximately $15 million of Yugoslavian loans in response to the Interagency Country Exposure Review Committee's statements that certain Yugoslavian loans were value-impaired.


       18.

                        THE BANK OF NEW YORK COMPANY, INC.
            Average Balances and Rates on a Taxable Equivalent Basis
                              (Dollars in millions)
                                For the three                For the three
                                months ended                 months ended
                                March 31, 1994               March 31, 1993
                          -------------------------   --------------------------
                          Average           Average   Average            Average
                          Balance  Interest  Rate     Balance  Interest   Rate
                          -------  -------- -------   -------  --------  -------
ASSETS
- ------
Interest-Bearing Deposits in
 Banks (primarily foreign) $   563   $   8    5.39%   $   576   $    8    5.49%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,444      19    3.23      3,520       27    3.09
Loans
 Domestic Offices           21,309     398    7.58     19,845      379    7.75
 Foreign  Offices           10,005     116    4.69     10,575      129    4.96
                            ------  ------             ------   ------
   Total Loans              31,314     514    6.66     30,420      508    6.78
                            ------  ------             ------   ------

Securities
 U.S. Government Obligations 3,688      48    5.30      2,322       33    5.84
 U.S. Government Agency
  Obligations                  366       6    6.41      1,118       18    6.47
 Obligations of States and
  Political Subdivisions     1,024      24    9.55      1,133       30   10.48
 Other Securities,including
  Trading Securities         1,822      20    4.35      1,167       15    5.13
                            ------  ------             ------   ------
  Total Securities           6,900      98    5.74      5,740       96    6.74
                            ------  ------             ------   ------
Total Interest-Earning
    Assets                  41,221     639    6.29%    40,256      639    6.44%
                                    ------                      ------
Allowance for Loan Losses     (971)                   (1,073)
Cash and Due from Banks      3,000                     2,705
Other Assets                 5,116                     4,645
                            ------                    ------
  TOTAL ASSETS             $48,366                   $46,533
                            ======                    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts$ 3,626      22    2.47%   $ 3,699       24    2.59%
 Savings                     8,383      45    2.19      8,276       51    2.51
 Certificates of Deposit
  $100,000 & Over              885       7    3.06      1,413       11    3.18
 Other Time Deposits         2,268      24    4.37      2,952       32    4.46
 Foreign Offices             8,739      68    3.17      8,022       69    3.46
                            ------  ------             ------   ------
  Total Interest-Bearing
   Deposits                 23,901     166    2.83     24,362      187    3.11
Federal Funds Purchased and
 Securities Sold Under
 Repurchase Agreements       3,713      27    2.90      2,956       22    3.00
Other Borrowed Funds         2,610      23    3.63      2,576       22    3.45
Long-Term Debt               1,557      27    6.86      1,695       28    6.73
                            ------  ------             ------   ------
  Total Interest-Bearing
   Liabilities              31,781     243    3.11%    31,589      259    3.33%
                                    ------                      ------
Noninterest-Bearing Deposits 9,440                      8,864
Other Liabilities            3,106                      2,277
Preferred Stock                243                        400
Common Shareholders' Equity  3,796                      3,403
                            ------                     ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $48,366                    $46,533
                           =======                    =======
Net Interest Earnings
 and Interest Rate Spread            $396     3.18%              $380    3.11%
                                   ======                      ======
 Net Yield on Interest-Earning
  Assets                                    3.89%                      3.82%
                                           ======                     ======


       19.

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------
     Discussion of litigation regarding Northeast Bancorp, Inc. is included in Note 5 to the Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 4. Submission of Matters to Vote of Security Holders
- ---------------------------------------------------------

     The Company held its annual meeting on May 10, 1994 at its 48 Wall Street headquarters in New York City. The following matters were submitted to a vote of the shareholders:

     -- Election of eighteen director nominees to new one-year terms was approved with no nominee receiving less than 79.1 million votes.

     -- Appointment of Deloitte & Touche as the Company's independent public accountants for 1994 was ratified by a vote of 80.7 million affirmative to 311 thousand negative.

     -- The adoption of the 1994 Management Incentive Compensation Plan of the Bank of New York Company, Inc. was approved by a vote of 75.5 million affirmative to 5.0 million negative.

     -- A proposal that cumulative voting rights be accorded to shareholders was defeated by a vote of 21.5 million affirmative to 48.1 million negative.

     -- A proposal concerning disclosure of compensation of executive officers was defeated by a vote of 5.2 million affirmative to 63.8 million negative.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)   The exhibits filed as part of this report are as follows:

     Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three Months Ended March 31, 1994 and 1993.

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Three Months Ended March 31, 1994 and 1993.

(b)   The Company filed the following reports on Form 8-K since December 31,
      1993:

     On January 14, 1994, the Company filed a Form 8-K Current Report
     (Item 5), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 1993 contained in the Company's press release dated January 14, 1994.


       20.

     On April 12, 1994, the Company filed a Form 8-K Current Report (Item 5), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1994 and the announcement of a quarterly dividend increase to 55 cents per share, a 2-for-1 stock split, and a plan to buy back up to 2.5 million of its pre-split common shares contained in the Company's press release dated April 12, 1994.


       21.

                              SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: May 13, 1994                      /s/ Deno D. Papageorge
                                        ----------------------
                                        Deno D. Papageorge,
                                        Chief Financial Officer


       22.

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
- -------           -----------


11 Computation of Earnings Per Common Share for the Three Months Ended March 31, 1994 and 1993.


12           Ratio of Earnings to Fixed Charges and
             Ratio of Earnings to Combined Fixed
             Charges and Preferred Stock Dividends
             for the Three Months Ended March 31, 1994 and 1993.