Form 10-Q
period 1994-06-30
BANK OF NEW YORK CO INC
filed 1994-08-11
CIK 9626

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994

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

    The number of shares outstanding of the issuer's Common
Stock, $7.50 par value, was 188,753,358 shares as of July 29, 1994.


       2.
                THE BANK OF NEW YORK COMPANY, INC.
                            FORM 10-Q
                       TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 1994 and December 31, 1993                   3

          Consolidated Statements of Income
          For the Three Months and Six Months
          Ended June 30, 1994 and 1993                          4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Six Months Ended June 30, 1994                5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30,
          1994 and 1993                                         6

          Notes to Consolidated Financial Statements            7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10


PART 2.  OTHER INFORMATION
- --------------------------
Item 1.  Legal Proceedings                                     18

Item 6.  Exhibits and Reports on Form 8-K                      18


SIGNATURE                                                      19


       3.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
- ----------------------------


                       THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Condition
                                  (Unaudited)
                  (Dollars in millions, except per share amounts)
                                                       June 30,    Dec. 31,
                                                        1994         1993
                                                        ----         ----
Assets
  Cash and Due from Banks                               $ 7,268     $ 4,511
  Interest-Bearing Deposits in Banks                        818         269
  Securities:
    Held to Maturity (fair value of $2,934 in 1994
     and $4,449 in 1993)                                  3,012       4,356
    Available for Sale (fair value of $1,598 in
     1994 and $1,243 in 1993)                             1,598       1,241
                                                        -------     -------
         Total Securities                                 4,610       5,597
    Trading Assets at Fair Value                          2,497       1,325
    Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                253          36
    Loans (Less allowance for loan losses of $885 in
    1994 and $970 in 1993)                               32,166      29,600
    Premises and Equipment                                  926         945
    Due from Customers on Acceptances                     1,223         888
    Accrued Interest Receivable                             234         222
    Other Assets                                          2,352       2,153
                                                        -------     -------
         Total Assets                                   $52,347     $45,546
                                                        =======     =======
 Liabilities and Shareholders' Equity
  Deposits
   Noninterest-Bearing (principally domestic offices)   $ 8,756     $ 8,690
   Interest-Bearing
    Domestic Offices                                     14,981      15,156
    Foreign Offices                                      10,706       8,313
                                                        -------     -------
         Total Deposits                                  34,443      32,159
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                       2,231       2,711
  Other Borrowed Funds                                    7,323       2,781
  Acceptances Outstanding                                 1,223         901
  Accrued Taxes and Other Expenses                          863         763
  Accrued Interest Payable                                  180         111
  Other Liabilities                                         436         458
  Long-Term Debt                                          1,526       1,590
                                                        -------     -------
         Total Liabilities                               48,225      41,474
                                                        -------     -------
   Shareholders' Equity
   Preferred Stock-no par value, authorized 5,000,000
    shares, outstanding 184,000 shares in 1994 and
    3,648,100 shares in 1993                                111         267
   Class A Preferred Stock - par value $2.00 per share,
    authorized 5,000,000 shares, outstanding 954,127
    shares in 1994 and 1,085,415 shares in 1993              24          27
   Common Stock-par value $7.50 per share, authorized
    350,000,000 shares, issued 188,533,102 shares in
    1994 and 187,400,962 shares in 1993                   1,414       1,406
   Additional Capital                                       846         841
   Retained Earnings                                      1,770       1,536
   Securities Valuation Allowance                           (23)         -
                                                        -------     -------
                                                          4,142       4,077
   Less:  Treasury Stock-699,196 shares in
    1994 and 173,198 shares in 1993, at cost                 20           5
                                                        -------     -------
         Total Shareholders' Equity                       4,122       4,072
                                                        -------     -------
Total Liabilities and Shareholders' Equity              $52,347     $45,546
                                                        =======     =======
- -------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements



       4.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                  Consolidated Statements of Income
                                             (Unaudited)
                                (In millions, except per share amounts)
                                      For the three           For the six
                                      months ended            months ended
                                         June 30,                June 30,
                                      1994      1993          1994      1993
                                      ----      ----          ----      ----
Interest Income
Loans                                $ 561     $ 502        $1,073    $1,009
Securities
  Taxable                               58        60           115       116
  Exempt from Federal Income Taxes      15        18            30        37
                                     -----     -----         -----     -----
                                        73        78           145       153
Deposits in Banks                       15         6            23        14
Federal Funds Sold and Securities
 Purchased Under Resale Agreements      35        25            54        52
Trading Assets                          14        14            29        22
                                     -----     -----         -----     -----
      Total Interest Income            698       625         1,324     1,250
                                     -----     -----         -----     -----
Interest Expense
Deposits                               192       175           358       362
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements       27        27            54        49
Other Borrowed Funds                    44        19            68        41
Long-Term Debt                          26        29            52        57
                                      ----      ----          ----      ----
      Total Interest Expense           289       250           532       509
                                      ----      ----          ----      ----
Net Interest Income                    409       375           792       741
Provision for Loan Losses               39        86            84       179
                                     -----     -----         -----     -----
Net Interest Income After
 Provision for Loan Losses             370       289           708       562
                                     -----     -----         -----     -----
Noninterest Income
Processing Fees
 Securities                             88        76           175       152
 Other                                  43        39            85        77
                                     -----     -----         -----     -----
                                       131       115           260       229
Trust and Investment Fees               33        32            66        65
Service Charges and Fees               119       116           238       229
Securities Gains                         4        23            16        49
Other                                   34        61            91       105
                                     -----     -----         -----     -----
    Total Noninterest Income           321       347           671       677
                                     -----     -----         -----     -----
Noninterest Expense
Salaries and Employee Benefits         212       211           423       410
Net Occupancy                           44        45            91        88
Furniture and Equipment                 21        26            43        48
Other                                  133       159           255       286
                                     -----     -----         -----     -----
  Total Noninterest Expense            410       441           812       832
                                     -----     -----         -----     -----
Income Before Income Taxes             281       195           567       407
Income Taxes                           105        77           212       155
                                     -----     -----         -----     -----
Net Income                           $ 176     $ 118         $ 355     $ 252
                                     =====     =====         =====     =====
Net Income Available to
 Common Shareholders                 $ 173     $ 111         $ 347     $ 238
                                     =====     =====         =====     =====
Per Common Share Data:
   Primary Earnings                  $0.92     $0.59         $1.85     $1.28
   Fully Diluted Earnings             0.87      0.57          1.74      1.22
   Cash Dividends                     0.275     0.19          0.50      0.38

Average Common Shares Outstanding      188       186           188       185
- -----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements


       5.

                       THE BANK OF NEW YORK COMPANY, INC.
            Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                    For the six months ended June 30, 1994
                                    (In millions)
                                                                 Secur-
                                                                 ities
                              Class A                            Valu-
                     Pre-     Pre-             Addi-    Retain-  ation  Treas-
                     ferred   ferred  Common   tional   ed Earn- Allow- ury
                     Stock    Stock   Stock    Capital  ings     ance   Stock
                     -----    -----   -----    ------   -------  -----  -----
Balance,
 January 1, 1994     $  267   $   27  $1,406   $ 841   $1,536   $  -    $  5
Changes:
  Net Income                                              355
  Cash Dividends
   Common Stock                                           (94)
   Preferred Stock                                         (8)
  Conversion of
   Preferred Stock               (3)      2        1
  Redemption of
   Preferred Stock     (156)                              (17)
  Redemption of Common
   Stock Warrants and
   Issuance of
   Common Stock                            6       4                      (6)
  Net Unrealized
   Loss on Securities
   Available-for-Sale                                            (23)
  Change in
   Cumulative Foreign
   Currency
   Translation
   Adjustment                                              (2)
  Treasury Stock
   Acquired                                                               21
                     ------   ------  ------   -----   ------  -----  ------
Balance,
 June 30, 1994       $  111   $   24  $1,414   $ 846   $1,770  $ (23) $   20
                     ======   ======  ======   =====   ======  =====  ======
- ----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

       6.


                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                    For the six months ended
                                                                June 30,
                                                           1994          1993
                                                           ----          ----
Operating Activities
 Net Income                                              $  355         $ 252
 Adjustments to Determine Net Cash Provided (Used)
 by Operating Activities
  Provision for Losses on Loans and Other Real Estate        87           215
  Depreciation and Amortization                              98            89
  Deferred Income Taxes                                     141            60
  Securities Gains                                          (15)          (49)
  Change in Trading Assets                                 (248)         (590)
  Change in Securities Held for Sale                          -         1,458
  Change in Accruals and Other, Net                        (526)          147
                                                         ------        ------
    Net Cash Provided (Used) By Operating Activities       (108)        1,582
                                                         ------        ------
Investing Activities
  Change in Interest-Bearing Deposits in Banks             (536)           63
  Purchases of Securities Held-to-Maturity                 (176)       (1,211)
  Sales of Securities Held-to-Maturity                        -             7
  Maturities of Securities Held-to-Maturity                 414           586
  Purchases of Securities Available-for-Sale               (498)            -
  Sales of Securities Available-for-Sale                  1,501             -
  Maturities of Securities Available-for-Sale                 8             -
  Net Principal Disbursed on Loans to Customers          (2,659)       (1,402)
  Sales of Loans                                            169           358
  Sales of Other Real Estate                                 20            49
  Change in Federal Funds Sold and Securities Purchased
    Under Resale Agreements                                (217)         (120)
  Purchases of Premises and Equipment                       (23)          (16)
  Acquisitions, Net of Cash Acquired                       (161)           81
  Proceeds from the Sale of Premises and Equipment           11             1
  Partial Sale of Unconsolidated Subsidiary                  37             -
  Other, Net                                                (92)          (21)
                                                        -------       -------
Net Cash Used by Investing Activities                    (2,202)       (1,625)
                                                        -------       -------
Financing Activities
  Change in Deposits                                      2,190        (1,675)
  Change in Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                        (480)          440
  Change in Other Borrowed Funds                          3,657           133
  Proceeds from the Issuance of Long-Term Debt                -           297
  Repayment of Long-Term Debt                               (65)          (14)
  Redemption, Conversion and Repurchases of
   Preferred Stock and Warrants                            (175)          (90)
  Issuance of Common Stock                                   16            41
  Treasury Stock Acquired                                   (21)           (2)
  Cash Dividends Paid                                      (102)          (82)
                                                         ------        ------
Net Cash Provided (Used) by Financing Activities          5,020          (952)
                                                         ------        ------
Effect of Exchange Rate Changes on Cash                      47           (18)
                                                         ------        ------
    Increase (Decrease) In Cash and Due From Banks        2,757        (1,013)
Cash and Due from Banks at Beginning of Period            4,511         5,506
                                                         ------        ------
Cash and Due from Banks at End of Period                 $7,268        $4,493
                                                         ======        ======
- ------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
  Interest                                               $  463       $  534
  Income Taxes                                               83           37
Noncash Investing Activity (Primarily Foreclosure
       of Real Estate)                                       33           45
- ------------------------------------------------------------------------------

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

2.  Securities
    ----------

     Effective January 1, 1994, the Company accounts for debt and equity securities classified as available-for-sale at market value, with net unrealized gains and losses reported as a separate component of shareholders' equity. Previously such securities were stated at the lower of aggregate cost or market value. In connection with this change, the Company reclassified $1,384 million of securities from held-to-maturity to available-for-sale. In addition, $286 million of loans ("Brady Bonds") were reclassified from loans to securities held-to-maturity.

     Realized gains on the sale of securities available-for-sale were $7 million and $21 million in the second quarter of 1994 and 1993 and $14 million and $28 million for the first half of 1994 and 1993.


       8.

3.  Allowance for Loan Losses
    -------------------------
      Transactions in the allowance for loan losses are summarized as follows:

(In millions)                            Six months ended
                                              June 30,
                                         1994            1993
                                         ----            ----
 Balance, Beginning of Period           $ 970          $1,072
  Charge-offs                            (208)           (246)
  Recoveries                               33              33
                                        -----           -----
  Net Charge-Offs                        (175)           (213)

  Credit Card Securitization                6               -
  Provision                                84             179
                                        -----           -----
 Balance, End of Period                 $ 885          $1,038
                                        =====           =====

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

     In the second quarter of 1994, the Company increased its quarterly common stock cash dividend to 27.5 cents per share from
22.5 cents per share, and announced a plan to buy back, throughout the remainder of 1994, up to 5 million of its common shares. Shares purchased will be used in connection with certain employee benefit plans or will be held in treasury. Through
June 30, 1994 the Company had repurchased approximately 735,000 common shares at a cost of approximately $21 million.

       9.

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

     A new accounting standard, that became effective on January 1, 1994, requires the Company to recognize unrealized gains and losses related to certain interest rate and foreign currency contracts as assets and liabilities on its balance sheet. The new standard allows the netting of unrealized gains and losses with the same counterparty when a master netting agreement is in effect. The Company previously presented all unrealized gains and losses on a net basis. Reported assets and liabilities increased by approximately $1,683 million at June 30, 1994 as a result of the new accounting standard.


       10.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

     The Company reported second quarter net income of $176 million, which compares with net income of $118 million in the second quarter of 1993, a 49% increase. Fully diluted earnings per share in the second quarter of 1994 were 87 cents compared with 57 cents per share in the same period last year, an increase of 53%. The second quarter E.P.S. compares with 87 cents in the first quarter, which included a net gain of 6 cents per share related to the sale of a portion of the Company's interest in Wing Hang Bank, Ltd. and a restructuring charge at the Company's National Community Division.

     All per share figures are adjusted for the 2-for-1 common stock split that was paid on May 13, 1994.

     Net income in the first half of 1994 was $355 million, a 41% increase over the $252 million earned in the first six months of 1993. Net income was $1.74 per fully diluted share, a 43% increase over the $1.22 earned last year.

     Net interest income, on a taxable equivalent basis, totaled $421 million in the second quarter, an all-time high and a $33 million or 9% increase over the second quarter of last year. The net interest rate spread of 3.26%, also a quarterly record, was 8 basis points higher than in the first quarter and 6 basis points higher than the second quarter of 1993. The Company also noted increased loan demand and a continued shift in asset mix toward higher yielding assets. Credit card outstandings continued to show strong growth. A lower provision for loan losses, substantially lower other real estate expenses, as well as good performance in the Company's securities and other processing business also contributed to earnings. Operating expenses remained under tight control.

     Return on average assets in the second quarter of 1994 was 1.42%, slightly lower than the all-time high of 1.50% recorded in the first quarter of 1994. Return on average assets was 1.03% in the second quarter of 1993. Return on average common equity was 17.67% in the second quarter of 1994, slightly lower than the record 18.55% achieved in the first quarter of 1994. Return on average common equity was 12.65% in the second quarter of 1993.

CAPITAL AND LIQUIDITY
- ---------------------

     The Company's Tier I capital and total capital ratios were 8.29% and 12.76% at June 30, 1994 compared with 8.28% and 12.89%
at March 31, 1994, and 8.24% and 13.34% one year ago. Tangible common equity as a percent of total assets was 6.49% at June 30, 1994 compared with 6.84% at March 31, 1994 and 6.49% at June 30, 1993.

       11.

NONPERFORMING ASSETS
- --------------------
(dollars in millions)
                                                 % Change
                                                 2Q 1994 vs
                          6/30/94    3/31/94     1Q 1994
                      -------------------------------------
Loans:
  HLT                     $   51    $    51         -
  Commercial Real Estate      56         55         2%
  Other Commercial           119        105        13
  Foreign                     31         24        29
  LDC                         74         95       (22)
  Community Banking           82        118       (31)
                           -----      -----
       Total Loans           413        448        (8)

 Other Real Estate            67         84       (20)
                           -----      -----
  Total                   $  480      $ 532       (10)
                           =====      =====

Nonperforming Asset Ratio    1.4%       1.6%

Allowance/Nonperforming
              Loans        214.3      208.5

Allowance/Nonperforming
              Assets       184.4      175.6


       Nonperforming assets declined for the twelfth consecutive quarter. They totaled $480 million at June 30, 1994 compared with $532 million at March 31, 1994, a decrease of $52 million or 10%. During the second quarter the Company recorded a $43 million bulk sale of small nonperforming loans.

       Nonperforming commercial real estate assets, which include other real estate owned, declined to $123 million at June 30, 1994, a $16 million, or 12% decrease from $139 million at March
31, 1994.

       12.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
- ---------------------------------------
(in millions)
                           2nd      1st      2nd
                         Quarter  Quarter  Quarter   Year-to-date
                         -------  -------  -------   ------------
                           1994     1994     1993    1994   1993
                           ----     ----     ----    ----   ----

Regular Provision          $ 39     $ 45     $ 86    $ 84  $ 179
                           ----     ----     ----    ----   ----
Net Charge-offs:
 HLT                         (8)       -       (6)     (8)   (13)
 Commercial Real Estate      (1)      (5)     (15)     (6)   (33)
 Other Commercial           (10)     (20)      (2)    (30)   (34)
 Consumer                   (31)     (39)     (36)    (70)   (72)
 Foreign                     (7)       -      (35)     (7)   (37)
 Other                      (20)     (19)     (18)    (39)   (24)
                           ----     ----     ----    ----   ----
 Total                      (77)     (83)    (112)   (160)  (213)

Credit Card Securitization    4        2        -       6      -
                           ----     ----     ----    ----   ----
Decrease in Regular
Allowance                  $(34)    $(36)    $(26)   $(70)  $(34)
                           ====     ====     ====    ====   ====
Other Real Estate
Expense                    $  2     $  2     $ 31     $ 4   $ 40

     The allowance for loan losses was $885 million, or 2.68% of loans at June 30, 1994 compared with $934 million, or 2.87% of loans at March 31, 1994. In the second quarter of 1994, the Company charged-off $15 million of LDC loans to Yugoslavia.

NET INTEREST INCOME
- -------------------

     On a taxable equivalent basis, net interest income amounted to a record $421 million in the second quarter of 1994, compared with $388 million in the same period of 1993, an increase of 9%. The net interest rate spread was 3.26% in the second quarter of 1994 compared with 3.18% in the first quarter of 1994 and 3.20% one year ago. The net yield on interest earning assets was 3.98% in the second quarter of 1994 compared with 3.89% in the first quarter of 1994 and 3.90% in the same period last year. The spread and yield benefitted modestly from the return of a previously securitized portion of the Company's credit card portfolio to its balance sheet.

     For the first six months of 1994, net interest income, on a taxable equivalent basis, amounted to $817 million compared with $768 million in the same period of 1993, an increase of 6%. The year-to-date net interest rate spread was 3.21% in 1994 compared with 3.15% in 1993, while the net yield on interest-earning assets was 3.94% in 1994 and 3.86% in 1993.

       13.

     The Company's credit card business continued its strong growth. Managed outstandings were up by 22% to $6.7 billion and the number of card accounts increased by 28% to 5.5 million from one year ago. The credit quality of the card portfolio continues to be excellent. Net charge-offs as a percentage of managed average outstandings were 2.86% in the second quarter of 1994, down significantly from 3.13% in the first quarter and 3.28% one year ago.

     Interest lost on loans on nonaccrual status at June 30, 1994 and 1993, reduced net interest income by $6 million and $12 million for the three months ended June 30, 1994 and 1993, and by $12 million and $27 million for the six months ended June 30, 1994 and 1993.


NONINTEREST INCOME
- ------------------

     Noninterest income was $321 million and $671 million in the second quarter and first six months of 1994, compared with $347 million and $677 million in the same periods last year. Securities gains and foreign exchange and other trading activities were lower in the second quarter and six month periods of 1994 compared with 1993. The first quarter of 1994 and the second quarter of 1993 included pre-tax gains of $22 million and $24 million, respectively, from the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

     Securities processing fees increased 16% to $88 million for the second quarter of 1994 from $76 million in the second quarter of 1993. Most areas contributed to the increase. Among the strongest were corporate trust, government securities clearance, American depositary receipts and mutual fund custody. Other processing fees, principally funds transfer, deposit services, and trade finance, were $43 million for the second quarter of 1994, compared with $39 million in the same period last year, an increase of 10%.

     For the first six months of 1994, securities processing fees increased 15% to $175 million and other processing fees increased
10% to $85 million, compared with $152 million and $77 million in the same period of 1993.

     Service charges and fees were $119 million in the second quarter of 1994, compared with $116 million in the second quarter of last year, an increase of 3%. Areas of particular strength included syndications, trade finance and factoring commissions. In the second quarter, noninterest income attributable to the Company's credit card securitization was $6 million less than the comparable period of last year due to the return of a portion of these assets to the balance sheet. For the first half of 1994, service charges and fees were $238 million compared with $229 million in 1993.

       14.

     Securities gains were $4 million and $23 million in the second quarters of 1994 and 1993; year-to-date securities gains totaled $16 million and $49 million in 1994 and 1993. Second quarter and year-to-date foreign exchange profits and trading activities totaled $13 million and $29 million in 1994, compared with $19 million and $42 million in 1993.


NONINTEREST EXPENSE AND INCOME TAXES
- ------------------------------------

     Total noninterest expense decreased 7% to $410 million in the second quarter from $441 million in 1993. Year-to-date total noninterest expense was $812 million in 1994 compared with $832 million in 1993.

     Other real estate expense declined $29 million to $2 million in the second quarter.

     The Company recorded restructuring charges related to its National Community Division of $3 million in the first quarter of 1994 and $35 million in the second quarter of 1993.

     Most noninterest expense categories were down from the second quarter of 1993. Excluding restructuring charges and the effect of factoring and corporate trust acquisitions, salaries increased 4% in the second quarter from the same period of last year. Profit-sharing increased to $16 million from $13 million in last year's second quarter. Other employee benefits -- primarily incentive compensation and health care expenses -- were equal to the $42 million recorded in the second quarter of last year.
     The effective tax rates for the second quarter and first six months of 1994 was 37.4% in both periods compared with 39.5% and 38.1% for the same periods last year.


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

       15.

     The Company securitized $1,350 million of credit card receivables in 1991; $750 million were outstanding at June 30, 1994, and $550 million are scheduled to mature during the rest of 1994. The impact of the securitization, assuming the funds received from the securitization were used to replace short-term borrowings, is summarized below:

(In millions)                Three months ended  Six months ended
                                   June 30,           June 30,
                                1994     1993      1994      1993
                                ----     ----      ----      ----
Lower Net Interest Income        $27      $42       $60       $84
Lower Provision for Loan Losses   10       14        23        29
Higher Noninterest Income         11       18        24        34



HIGHLY LEVERAGED TRANSACTIONS
- -----------------------------
     At June 30, 1994, HLT loans outstanding were $1,275 million and commitments were $340 million compared with $1,291 million and $284 million at March 31, 1994. At June 30, 1994, borrowers in the communication industry represented 56% of the HLT portfolio.

       16.

                        THE BANK OF NEW YORK COMPANY, INC.
            Average Balances and Rates on a Taxable Equivalent Basis
                              (Dollars in millions)
                                For the three                For the three
                                months ended                 months ended
                                June 30, 1994                June 30, 1993
                           ------------------------- -------------------------
                           Average           Average Average           Average
                           Balance  Interest  Rate   Balance  Interest   Rate
                           -------  -------- ------- ------- -------- -------
ASSETS
- ------
Interest-Bearing Deposits in
 Banks (primarily foreign) $ 1,248   $  15    4.96%   $   406  $    6   5.77%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     3,508      35    3.98      3,358      25   3.03
Loans
 Domestic Offices           21,236     430    8.12     19,806     383   7.76
 Foreign  Offices           10,264     132    5.17     10,025     121   4.84
                            ------  ------             ------   -----
   Total Loans              31,500     562    7.16     29,831     504   6.78
                            ------  ------             ------   -----

Securities
 U.S. Government Obligations 3,207      44    5.46      2,386      34   5.76
 U.S. Government Agency
  Obligations                  336       5    6.52      1,239      20   6.30
 Obligations of States and
  Political Subdivisions       969      23    9.55      1,080      28  10.27
 Other Securities,including
  Trading Securities         1,712      26    5.96      1,611      21   5.28
                            ------  ------             ------   -----
  Total Securities           6,224      98    6.29      6,316     103   6.52
                            ------  ------             ------   -----
Total Interest-Earning
    Assets                  42,480     710    6.71%    39,911     638   6.41%
                                    ------                      -----
Allowance for Loan Losses     (934)                   (1,062)
Cash and Due from Banks      2,754                     2,580
Other Assets                 5,620                     4,606
                            ------                    ------
  TOTAL ASSETS             $49,920                   $46,035
                            ======                    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts$ 3,599      25    2.74%   $ 3,703      23   2.52%
 Savings                     8,303      46    2.22      8,383      50   2.39
 Certificates of Deposit
  $100,000 & Over              798       7    3.36      1,268       9   2.89
 Other Time Deposits         2,268      22    4.02      2,833      31   4.35
 Foreign Offices             9,826      92    3.74      7,551      62   3.28
                            ------  ------             ------   -----
  Total Interest-Bearing
   Deposits                 24,794     192    3.10     23,738     175   2.95
Federal Funds Purchased and
 Securities Sold Under
 Repurchase Agreements       3,025      27    3.60      3,664      27   2.92
Other Borrowed Funds         4,188      44    4.23      2,070      19   3.77
Long-Term Debt               1,533      26    6.74      1,712      29   6.70
                            ------  ------             ------   -----
  Total Interest-Bearing
   Liabilities              33,540     289    3.45%    31,184     250   3.21%
                                    ------                      -----
Noninterest-Bearing Deposits 8,679                      8,631
Other Liabilities            3,629                      2,347
Preferred Stock                137                        345
Common Shareholders' Equity  3,935                      3,528
                            ------                     ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $49,920                    $46,035
                           =======                    =======
Net Interest Earnings
 and Interest Rate Spread             $421    3.26%              $388   3.20%
                                    ======                      ======
 Net Yield on Interest-Earning
  Assets                                     3.98%                     3.90%
                                           ======                     =====


       17.

                        THE BANK OF NEW YORK COMPANY, INC.
            Average Balances and Rates on a Taxable Equivalent Basis
                              (Dollars in millions)
                                For the six                  For the six
                                months ended                 months ended
                                June 30, 1994                June 30, 1993
                           ------------------------- --------------------------
                           Average           Average Average            Average
                           Balance  Interest  Rate   Balance  Interest   Rate
                           -------  -------- ------- -------  --------  -------
ASSETS
- ------
Interest-Bearing Deposits in
 Banks (primarily foreign) $   907   $  23    5.09%   $   490   $   14    5.60%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,979      54    3.67      3,438       52    3.06
Loans
 Domestic Offices           21,272     828    7.85     19,826      762    7.75
 Foreign  Offices           10,135     248    4.93     10,298      250    4.90
                            ------  ------             ------   ------
   Total Loans              31,407   1,076    6.91     30,124    1,012    6.78
                            ------  ------             ------   ------

Securities
 U.S. Government Obligations 3,446      92    5.38      2,354       68    5.80
 U.S. Government Agency
  Obligations                  351      11    6.47      1,179       38    6.38
 Obligations of States and
  Political Subdivisions       996      48    9.55      1,107       57   10.38
 Other Securities,including
  Trading Securities         1,767      45    5.13      1,390       36    5.22
                            ------  ------             ------   ------
  Total Securities           6,560     196    6.00      6,030      199    6.62
                            ------  ------             ------   ------
Total Interest-Earning
    Assets                  41,853   1,349    6.50%    40,082    1,277    6.42%
                                    ------                      ------
Allowance for Loan Losses     (952)                   (1,068)
Cash and Due from Banks      2,876                     2,642
Other Assets                 5,369                     4,627
                            ------                    ------
  TOTAL ASSETS             $49,146                   $46,283
                            ======                    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts$ 3,612      47    2.60%   $ 3,701       47    2.55%
 Savings                     8,343      91    2.20      8,330      101    2.45
 Certificates of Deposit
  $100,000 & Over              841      13    3.21      1,340       20    3.04
 Other Time Deposits         2,268      47    4.20      2,892       64    4.41
 Foreign Offices             9,286     160    3.48      7,785      130    3.37
                            ------  ------             ------   ------
  Total Interest-Bearing
   Deposits                 24,350     358    2.97     24,048      362    3.03
Federal Funds Purchased and
 Securities Sold Under
 Repurchase Agreements       3,367      54    3.22      3,312       49    2.95
Other Borrowed Funds         3,403      68    4.00      2,322       41    3.60
Long-Term Debt               1,545      52    6.80      1,704       57    6.72
                            ------  ------             ------   ------
  Total Interest-Bearing
   Liabilities              32,665     532    3.29%    31,386      509    3.27%
                                    ------                      ------
Noninterest-Bearing Deposits 9,057                      8,747
Other Liabilities            3,369                      2,311
Preferred Stock                189                        373
Common Shareholders' Equity  3,866                      3,466
                            ------                     ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $49,146                    $46,283
                           =======                    =======
Net Interest Earnings
 and Interest Rate Spread            $817    3.21%              $768    3.15%
                                   ======                      ======
 Net Yield on Interest-Earning
  Assets                                     3.94%                      3.86%
                                            ======                     ======


       18.

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



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   The exhibits filed as part of this report are as follows:

     Exhibit 11 - Statement Re:  Computation of Earnings Per
     Common Share for the Three and Six Months Ended June 30,
     1994 and 1993.

     Exhibit 12 - Statement Re:  Ratio of Earnings to Fixed
     Charges and Ratio of Earnings to Combined Fixed Charges and
     Preferred Stock Dividends for the Three and Six Months Ended
     June 30, 1994 and 1993.

(b)  The Company filed the following reports on Form 8-K since
     March 31, 1994:

     On April 12, 1994, the Company filed a Form 8-K Current Report (Item 5), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1994 and the announcement of a quarterly dividend increase to 27.5 cents per share, a 2-for-1 stock split, and a plan to buy back up to 5 million of its common shares contained in the Company's press release dated
     April 12, 1994.

     On July 14, 1994, the Company filed a Form 8-K Current Report (Item 5), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1994 contained in the Company's press release dated July 14, 1994.

       19.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: August 11, 1994                  \s\ Deno D. Papageorge

                                        ---------------------
                                        Deno D. Papageorge,
                                        Chief Financial Officer


       20.

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
- -------           -----------


11 Computation of Earnings Per Common Share for the Three and Six Months Ended June 30,
             1994 and 1993.


12           Ratio of Earnings to Fixed Charges and
             Ratio of Earnings to Combined Fixed
             Charges and Preferred Stock Dividends
             for the Three and Six Months Ended June 30,
             1994 and 1993.