Form 10-K/A
period 1993-12-31
BANK OF NEW YORK CO INC
filed 1994-09-19
CIK 9626

FORM 10-K/A - No. 1
                               SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
(Mark One)
   [X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
          Title of each class                              on which registered
          -------------------                             --------------------
Common Stock, $7.50 par value                          NEW YORK STOCK EXCHANGE
8.60% Cumulative Preferred Stock                       NEW YORK STOCK EXCHANGE
Preferred Stock Purchase Rights                        NEW YORK STOCK EXCHANGE
Convertible Subordinated Debentures due 2001           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

          Title of each class
          -------------------
Warrants to Purchase Common Stock
Class A 7.75% Cumulative Convertible Preferred Stock

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

       2.

                     AMENDMENT NO. 1 TO ANNUAL REPORT
                           FOR 1993 ON FORM 10-K

The undersigned registrant hereby amends Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K and the Exhibit Index of its Annual Report for 1993 on Form 10-K by the addition of the Independent Public Accountants Report for National Community Banks, Inc. to Exhibit 99 and the Exhibit
Index.  As so amended Item 14 reads as follows:

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

(a) 3  Listing of Exhibits:

Exhibit No. Per
Regulation S-K                              Description
- --------------                              -----------
      3       (a) The By-Laws of The Bank of New York Company, Inc. as amended through October 13, 1987.
                  (Filed as Exhibit 3(a) to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference.)

              (b) Certificate of Incorporation of The Bank of New York Company,
                  Inc. as amended through July 14, 1993.
                 (Filed as Exhibit 3 to Current Report on Form 8-K filed by the Company on July 14, 1993 and incorporated herein by reference.)

      4       (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company.  The
                  Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instruments.

              (b) Amended and Restated Rights Agreement dated March 8, 1994.
                  (Filed as Exhibit 4(a) to Current Report on Form 8-K filed by the Company on March 23, 1994 and incorporated herein by reference.)


       3.

Exhibit No. Per
Regulation S-K                              Description
- --------------                              -----------
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

             (k) Amendment to The Bank of New York Company, Inc. Supplemental
                 Executive Retirement Plan dated March 9, 1993.


       4.

Exhibit No. Per
Regulation S-K                              Description
- --------------                              -----------
    10        (l) Trust Agreement dated April 19, 1988 related to deferred compensation plans.
                 (Filed as Exhibit 10(h) to the Company's 1988 Annual Report on
                  Form 10-K and incorporated herein by reference.)

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

              (r) The Bank of New York Company, Inc. Retirement Plan for Non-
                  Employee Directors.

              (s) Deferred Compensation Plan for Non-Employee Directors of The
                  Bank of New York Company, Inc.

     11        Statement - Re: Computation of Per Common Share Earnings

     12        Statement - Re: Computation of Earnings to Fixed Charges Ratios

     13        Portions of the 1993 Annual Report to Shareholders

     21        Subsidiaries of the Registrant

     23.1      Consent of Deloitte & Touche

     23.2      Consent of Arthur Andersen & Co.

     99 Report of Independent Public Accountants for National Community Banks, Inc.

       5.

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

       6.

                         SIGNATURE
                         ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 19, 1994

                                    THE BANK OF NEW YORK COMPANY, INC.
                                    ----------------------------------
                                    (Registrant)


                             By: \s\ Deno D. Papageorge
                                  -------------------------------------
                           Name:     Deno D. Papageorge
                          Title:     Chief Financial Officer

       7.


                  INDEX TO EXHIBITS - 1993 10-K as amended
Exhibit No.
- ------------
      3      (a) The By-Laws of The Bank of New York Company, Inc. as amended through October 13, 1987.
                 (Filed as Exhibit 3(a) to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference.)

             (b) Certificate of Incorporation of The Bank of New York Company,
                 Inc. as amended through July 14, 1993.
                 (Filed as Exhibit 3 to Current Report on Form 8-K filed by the Company on July 14, 1993 and incorporated herein by reference.)

      4      (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instruments.

             (b) Amended and Restated Rights Agreement dated March 8, 1994.
                 (Filed as Exhibit 4(a) to Current Report on Form 8-K filed by the Company on March 23, 1994 and incorporated herein by reference.)

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

             (g) 1994 Management Incentive Compensation Plan of The Bank of New
                 York Company, Inc.

       8.

                      INDEX TO EXHIBITS - 1993 10-K as amended
Exhibit No.
- ------------

    10        (h) 1988 Long-Term Incentive Plan as amended through
                  December 8, 1992.
                 (Filed as Exhibit 10(f) to the Company's 1992 Annual Report on
                  Form 10-K and incorporated herein by reference.)

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

       9.

                 INDEX TO EXHIBITS - 1993 10-K as amended
Exhibit No.
- ------------

     10       (r) The Bank of New York Company, Inc. Retirement Plan for Non-
                  Employee Directors.

              (s) Deferred Compensation Plan for Non-Employee Directors of The
                  Bank of New York Company, Inc.

     11        Statement - Re: Computation of Per Common Share Earnings

     12        Statement - Re: Computation of Earnings to Fixed Charges Ratios

     13        Portions of the 1993 Annual Report to Shareholders

     21        Subsidiaries of the Registrant

     23.1      Consent of Deloitte & Touche

     23.2      Consent of Arthur Andersen & Co.

     99 Report of Independent Public Accountants for National Community Banks, Inc.