Form 10-Q
period 1994-09-30
BANK OF NEW YORK CO INC
filed 1994-11-10
CIK 9626

       1.


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994

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

    The number of shares outstanding of the issuer's Common
Stock, $7.50 par value, was 188,089,377 shares as of October 31, 1994.



       2.

                THE BANK OF NEW YORK COMPANY, INC.
                            FORM 10-Q
                       TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 1994 and December 31, 1993             3

          Consolidated Statements of Income
          For the Three Months and Nine Months
          Ended September 30, 1994 and 1993                    4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Nine Months Ended September 30, 1994         5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30,
          1994 and 1993                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10


PART 2.  OTHER INFORMATION
- --------------------------
Item 1.  Legal Proceedings                                     18

Item 6.  Exhibits and Reports on Form 8-K                      18


SIGNATURE                                                      19


       3.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------


                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                   (Unaudited)
                                                   September 30, December 31,
                                                        1994         1993
                                                        ----         ----
Assets
  Cash and Due from Banks                               $ 3,021     $ 4,511
  Interest-Bearing Deposits in Banks                        738         269
  Securities:
    Held-to-Maturity (fair value of $2,775 in 1994
     and $4,449 in 1993)                                  2,954       4,356
    Available-for-Sale (fair value of $1,859 in
     1994 and $1,243 in 1993)                             1,859       1,241
                                                        -------     -------
         Total Securities                                 4,813       5,597
    Trading Assets at Fair Value                          1,419       1,325
    Federal Funds Sold and Securities Purchased
     Under Resale Agreements                              3,957          36
    Loans (Less allowance for loan losses of $834 in
    1994 and $970 in 1993)                               31,735      29,600
    Premises and Equipment                                  918         945
    Due from Customers on Acceptances                     1,007         888
    Accrued Interest Receivable                             240         222
    Other Assets                                          2,458       2,153
                                                        -------     -------
         Total Assets                                   $50,306     $45,546
                                                        =======     =======
 Liabilities and Shareholders' Equity
  Deposits
   Noninterest-Bearing (principally domestic offices)   $ 9,536     $ 8,690
   Interest-Bearing
    Domestic Offices                                     14,796      15,156
    Foreign Offices                                       9,927       8,313
                                                        -------     -------
         Total Deposits                                  34,259      32,159
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                       1,473       2,711
  Other Borrowed Funds                                    6,253       2,781
  Acceptances Outstanding                                 1,008         901
  Accrued Taxes and Other Expenses                          970         763
  Accrued Interest Payable                                  179         111
  Other Liabilities                                         467         458
  Long-Term Debt                                          1,476       1,590
                                                        -------     -------
         Total Liabilities                               46,085      41,474
                                                        -------     -------
   Shareholders' Equity
   Preferred Stock-no par value, authorized 5,000,000
    shares, outstanding 184,000 shares in 1994 and
    3,648,100 shares in 1993                                111         267
   Class A Preferred Stock - par value $2.00 per share,
    authorized 5,000,000 shares, outstanding 587,804
    shares in 1994 and 1,085,415 shares in 1993              15          27
   Common Stock-par value $7.50 per share, authorized
    350,000,000 shares, outstanding 189,619,158 shares
    in 1994 and 187,400,962 shares in 1993                1,422       1,406
   Additional Capital                                       855         841
   Retained Earnings                                      1,910       1,536
   Securities Valuation Allowance                           (35)         -
                                                        -------     -------
                                                          4,278       4,077
   Less:  Treasury Stock-1,840,897 shares in
    1994 and 173,198 shares in 1993, at cost                 57           5
                                                        -------     -------
         Total Shareholders' Equity                       4,221       4,072
                                                        -------     -------
Total Liabilities and Shareholders' Equity              $50,306     $45,546
                                                        =======     =======
- --------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements



       4.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                  Consolidated Statements of Income
                                (In millions, except per share amounts)
                                              (Unaudited)
                                      For the three           For the nine
                                      months ended            months ended
                                      September 30,           September 30,
                                      1994      1993          1994      1993
                                      ----      ----          ----      ----
Interest Income
Loans                                $ 632     $ 509        $1,705    $1,518
Securities
  Taxable                               54        57           169       174
  Exempt from Federal Income Taxes      13        17            43        53
                                     -----     -----         -----     -----
                                        67        74           212       227
Deposits in Banks                       22         6            45        19
Federal Funds Sold and Securities
 Purchased Under Resale Agreements      53        25           107        77
Trading Assets                           9        14            38        36
                                     -----     -----         -----     -----
      Total Interest Income            783       628         2,107     1,877
                                     -----     -----         -----     -----
Interest Expense
Deposits                               225       170           583       532
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements       25        28            79        76
Other Borrowed Funds                    59        23           127        64
Long-Term Debt                          26        31            78        88
                                      ----      ----          ----      ----
      Total Interest Expense           335       252           867       760
                                      ----      ----          ----      ----
Net Interest Income                    448       376         1,240     1,117
Provision for Loan Losses               39        55           123       234
                                     -----     -----         -----     -----
Net Interest Income After
 Provision for Loan Losses             409       321         1,117       883
                                     -----     -----         -----     -----
Noninterest Income
Processing Fees
 Securities                             90        78           268       231
 Other                                  43        42           129       119
                                     -----     -----         -----     -----
                                       133       120           397       350
Trust and Investment Fees               33        32            99        97
Service Charges and Fees               122       115           356       344
Securities Gains (Losses)               (1)       12            15        60
Other                                   34        56           124       160
                                     -----     -----         -----     -----
    Total Noninterest Income           321       335           991     1,011
                                     -----     -----         -----     -----
Noninterest Expense
Salaries and Employee Benefits         219       202           642       614
Net Occupancy                           44        46           135       134
Furniture and Equipment                 22        23            65        71
Other                                  135       134           390       419
                                     -----     -----         -----     -----
  Total Noninterest Expense            420       405         1,232     1,238
                                     -----     -----         -----     -----
Income Before Income Taxes             310       251           876       656
Income Taxes                           116       100           328       254
                                     -----     -----         -----     -----
Net Income                           $ 194     $ 151         $ 548     $ 402
                                     =====     =====         =====     =====
Net Income Available to
 Common Shareholders                 $ 191     $ 145         $ 538     $ 383
                                     =====     =====         =====     =====
Per Common Share Data:
   Primary Earnings                  $1.01     $0.78         $2.86     $2.06
   Fully Diluted Earnings             0.96      0.74          2.70      1.96
   Cash Dividends                     0.275     0.225         0.775     0.605

Average Common Shares Outstanding      188       186           188       186
- -----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements


       5.

                       THE BANK OF NEW YORK COMPANY, INC.
            Consolidated Statement of Changes in Shareholders' Equity
                                    (In millions)
                    For the nine months ended September 30, 1994
                                     (Unaudited)
                                                              Secur-
                                                              ities
                              Class A                            Valu-
                     Pre-     Pre-             Addi-    Retain-  ation  Treas
                     ferred   ferred  Common   tional   ed Earn  Allow  -ury
                     Stock    Stock   Stock    Capital  -ings    -ance  Stock
                     -----    -----   -----    ------   ------   -----  -----
Balance,
 January 1, 1994     $  267   $   27  $1,406   $ 841   $1,536   $  -    $  5
Changes:
  Net Income                                              548
  Cash Dividends
   Common Stock                                          (145)
   Preferred Stock                                        (11)
  Conversion of
   Preferred Stock               (12)      7       5
  Redemption of
   Preferred Stock     (156)                              (17)
  Acquisition of Common
   Stock Warrants and
   Issuance of
   Common Stock                            9       9                     (12)
  Treasury Stock
   Acquired                                                               64
  Net Unrealized
   Loss on Securities
   Available-for-Sale                                            (35)
  Change in
   Cumulative Foreign
   Currency
   Translation
   Adjustment                                              (1)
                     ------   ------  ------   -----   ------  -----  ------
Balance,
 September 30, 1994  $  111   $   15  $1,422   $ 855   $1,910  $ (35) $   57
                     ======   ======  ======   =====   ======  =====  ======
- ----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

       6.


                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                    For the nine months ended
                                                            September 30,
                                                           1994       1993
                                                           ----       ----
Operating Activities
 Net Income                                              $  548      $ 402
 Adjustments to Determine Net Cash Provided (Used)
 by Operating Activities
  Provision for Losses on Loans and Other Real Estate       127        284
  Depreciation and Amortization                             146        138
  Deferred Income Taxes                                     180        102
  Securities Gains                                          (15)       (60)
  Change in Trading Assets                                  830       (659)
  Change in Securities Held for Sale                          -      1,440
  Change in Accruals and Other, Net                        (451)       335
                                                         ------     ------
    Net Cash Provided By Operating Activities             1,365      1,982
                                                         ------     ------
Investing Activities
  Change in Interest-Bearing Deposits in Banks             (451)        18
  Purchases of Securities Held-to-Maturity                 (255)    (1,991)
  Sales of Securities Held-to-Maturity                        -          9
  Maturities of Securities Held-to-Maturity                 557        985
  Purchases of Securities Available-for-Sale             (1,008)         -
  Sales of Securities Available-for-Sale                  1,729          -
  Maturities of Securities Available-for-Sale                 8          -
  Net Principal Disbursed on Loans to Customers          (2,453)    (1,697)
  Sales of Loans                                            272        426
  Sales of Other Real Estate                                 25         70
  Change in Federal Funds Sold and Securities Purchased
    Under Resale Agreements                              (3,921)       159
  Purchases of Premises and Equipment                       (33)       (36)
  Acquisitions, Net of Cash Acquired                       (161)        58
  Proceeds from the Sale of Premises and Equipment           11          2
  Partial Sale of Unconsolidated Subsidiary                  37         23
  Other, Net                                               (118)      (208)
                                                        -------    -------
    Net Cash Used by Investing Activities                (5,761)    (2,182)
                                                        -------    -------
Financing Activities
  Change in Deposits                                      1,974     (1,539)
  Change in Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                      (1,238)       818
  Change in Other Borrowed Funds                          2,587         10
  Proceeds from the Issuance of Long-Term Debt                -        297
  Repayment of Long-Term Debt                              (115)      (255)
  Redemption, Conversion and Repurchases of
   Preferred Stock and Warrants                            (173)       (90)
  Issuance of Common Stock                                   30         47
  Treasury Stock Acquired                                   (64)        (1)
  Cash Dividends Paid                                      (156)      (127)
                                                         ------     ------
    Net Cash Provided (Used) by Financing Activities      2,845       (840)
                                                         ------     ------
Effect of Exchange Rate Changes on Cash                      61          4
                                                         ------     ------
    Decrease In Cash and Due From Banks                  (1,490)    (1,036)
Cash and Due from Banks at Beginning of Period            4,511      5,506
                                                         ------     ------
Cash and Due from Banks at End of Period                 $3,021     $4,470
                                                         ======     ======
- ---------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
  Interest                                               $  799     $  794
  Income Taxes                                              108         90
Noncash Investing Activity (Primarily Foreclosure
       of Real Estate)                                       38         49
- ---------------------------------------------------------------------------

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

2.  Securities
    ----------

     Effective January 1, 1994, the Company accounts for debt and equity securities classified as available-for-sale at market value, with net unrealized gains and losses reported as a separate component of shareholders' equity. Previously such securities were stated at the lower of aggregate cost or market value. In connection with this change, the Company reclassified $1,390 million of securities from held-to-maturity to available-for-sale. In addition, $289 million of loans ("Brady Bonds") were reclassified from loans to securities held-to-maturity.

     Realized gains on the sale of securities available-for-sale were $2 million and $9 million in the third quarter of 1994 and 1993 and $16 million and $37 million for the first nine months of 1994 and 1993.

       8.

3.  Allowance for Loan Losses
    -------------------------

      Transactions in the allowance for loan losses are summarized as follows:

(In millions)                             Nine months ended
                                            September 30,
                                         1994            1993
                                         ----           -----
 Balance, Beginning of Period           $ 970          $1,072
  Charge-offs                            (314)           (347)
  Recoveries                               44              45
                                         ----           -----
  Net Charge-Offs                        (270)           (302)

  Credit Card Securitization               11               -
  Provision                               123             234
                                         ----           -----
 Balance, End of Period                 $ 834          $1,004
                                         ====           =====

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

4. Capital Resources
   -----------------

     The financial statements reflect a 2-for-1 common stock split, effective April 22, 1994.

     In the second quarter of 1994, the Company announced a plan to buy back, throughout the remainder of 1994, up to 5 million of its common shares. Shares purchased will be used in connection with certain employee benefit plans or will be held in treasury. Through
September 30, 1994 the Company had repurchased approximately 2 million common shares at a cost of approximately $65 million.

     On October 11, 1994, the Company increased its quarterly common stock dividend to 32 cents per share from 27.5 cents per share.

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

     In May 1990, NEB brought suit against the Company in the United States Court for the District of Connecticut seeking money damages of $350 million relating to NEB's allegations that the Company breached its obligations. In November 1990, the Company filed a motion for summary judgment to have the lawsuit dismissed; in June 1991, this motion was granted as to NEB's Connecticut Unfair Trade Practices Act and libel claims and denied as to NEB's other claims. In March 1993, the Company's motion for summary judgment on NEB's contract claims was denied. In May 1993, as part of the acquisition of NEB's Class A voting common stock by First Fidelity Bancorporation, NEB's interest in the suit was transferred to a trust funded with $2 million for the benefit of former NEB shareholders. The action is continuing. In the opinion of management, NEB's claims are without merit.

     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

     A new accounting standard, that became effective on January 1, 1994, requires the Company to recognize unrealized gains and losses related to certain interest rate and foreign currency contracts as assets and liabilities on its balance sheet. The new standard allows the netting of unrealized gains and losses with the same counterparty when a master netting agreement is in effect. The Company previously presented all unrealized gains and losses on a net basis. Reported assets and liabilities increased by approximately $915 million at September 30, 1994 as a result of the new accounting standard.

       10.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

      The Bank of New York Company, Inc. reported third quarter fully diluted earnings per share of 96 cents, a 30% increase over the 74 cents earned in the third quarter of 1993. Net income rose by 28% to $194 million from $151 million earned in the same period last year.

     Fully diluted earnings per share in the first nine months of 1994 were $2.70, a 38% increase over the $1.96 earned last year. Net income for the first nine months was $548 million, up 36% over the $402 million earned in the same period last year.

     Net interest income, on a taxable equivalent basis, totaled $459 million in the third quarter, an all-time high, and a $70 million or 18% increase over the third quarter of last year. Tax equivalent net interest income also was up significantly from the second quarter, as it increased by $38 million, or 9%. The net interest rate spread of 3.35%, also a quarterly record, was 9 basis points higher than in the second quarter and 26 basis points higher than the third quarter of 1993. This increased spread reflected, among other things, a continued shift in asset mix toward higher yielding assets, including strong growth in credit card outstandings. Revenues from the Company's securities and other processing business remained strong. A lower provision for loan losses, lower other real estate expenses, and continued control of operating costs contributed to higher earnings.

     Return on average assets in the third quarter of 1994 was 1.49%, slightly lower than the record 1.50% in the first quarter of 1994. Return on average assets was 1.42% in the second quarter of 1994 and 1.28% in the third quarter of 1993. Return on average common equity was a record 18.68% in the third quarter of 1994. Return on average common equity was 17.67% in the second quarter of 1994 and 15.95% in the third quarter of 1993.

CAPITAL AND LIQUIDITY
- ---------------------

     The Company's Tier I capital and total capital ratios were 8.43% and 12.86% at September 30, 1994 compared with 8.29% and 12.76% at June 30,
1994, and 8.51% and 13.33% one year ago. Tangible common equity as a percent of total assets was 6.99% at September 30, 1994 compared with 6.49% at June 30, 1994 and 6.72% at September 30, 1993.

     On October 11, 1994, the Company's Board of Directors declared a quarterly common stock dividend of 32 cents per share, a 16% increase over the 27.5 cents paid in the previous quarter. The increase results in an annual rate of $1.28 per share, the highest in the Company's history. This is the second increase in the common stock dividend in the last six months. (On April 12, the dividend was raised 22% or 5 cents per share.) Combined, these

       11.

two actions have resulted in an increase in the quarterly dividend of 42% or 9.5 cents per share. The dividend is payable on November 3, 1994 to holders of record as of the close of business on October 21, 1994.

NET INTEREST INCOME
- -------------------

(in millions)
                                    1994                  1993
                          -------------------------  ----------------
                            3rd      2nd      1st      4th      3rd
                          Quarter  Quarter  Quarter  Quarter  Quarter
                          -------  -------  -------  -------  -------
Net Interest Income         $459     $421     $396     $392     $389

Net Interest Rate Spread    3.35%    3.26%    3.18%    3.12%    3.09%

Net Yield on Interest
 Earning Assets             4.16%    3.98%    3.89%    3.83%    3.81%


     On a taxable equivalent basis, net interest income amounted to a record $459 million in the third quarter of 1994, compared with $389 million in the same period of 1993, an increase of 18%. The net interest rate spread was a record 3.35% in the third quarter of 1994 compared with 3.26% in the second quarter of 1994 and 3.09% one year ago. The net yield on interest earning assets, also a record, was 4.16% in the third quarter of 1994 compared with 3.98% in the second quarter of 1994 and 3.81% in the same period last year. The spread and yield benefitted modestly from the return of a portion of the Company's credit card securitization to its balance sheet.

     For the first nine months of 1994, net interest income, on a taxable equivalent basis, amounted to $1,277 million compared with $1,157 million in the same period of 1993, an increase of 10%. The year-to-date net interest rate spread was 3.26% in 1994 compared with 3.13% in 1993, while the net yield on interest-earning assets was 4.01% in 1994 and 3.85% in 1993.

     The Company's credit card business continued its strong growth. Managed outstandings were up by 24% to $7.2 billion and the number of card accounts increased by 27% to 5.7 million from one year ago. The credit quality of the card portfolio continues to be excellent. Net charge-offs as a percentage of managed average outstandings were 2.45% in the third quarter of 1994, down from 2.86% in the second quarter and 2.97% one year ago.

     Interest lost on loans on nonaccrual status at September 30, 1994 and 1993, reduced net interest income by $5 million and $6 million for the three months ended September 30, 1994 and 1993, and by $15 million and $33 million for the nine months ended September 30, 1994 and 1993.

       12.

NONINTEREST INCOME
- ------------------

     Noninterest income was $321 million and $991 million in the third quarter and first nine months of 1994, compared with $335 million and $1,011 million in the same periods last year. Securities transactions and foreign exchange and other trading activities were lower in the third quarter and nine month periods of 1994 compared with 1993.

     Securities processing fees increased 15% to $90 million for the third quarter of 1994 from $78 million in the third quarter of 1993. American depositary receipts showed exceptional growth. Other areas of strength included mutual fund custody, government securities clearance and corporate trust. Other processing fees, principally funds transfer, deposit services, and trade finance, were $43 million for the third quarter of 1994, compared with $42 million in the same period last year, an increase of 2%. Trade finance revenue was particularly strong, increasing by 16% over last year's third quarter. Fees in the funds transfer and deposit services areas were lower this quarter. This was due to customers' increasing use of compensating balances in lieu of fees in the current rising interest rate environment.

     For the first nine months of 1994, securities processing fees increased 16% to $268 million and other processing fees increased 8% to $129 million, up from $231 million and $119 million in the same period of 1993.

     Service charges and fees were $122 million in the third quarter of 1994, compared with $115 million in the third quarter of last year, an increase of 6%. Factoring commissions reached a record level. Other areas of strength included syndications and credit card interchange income. In the third quarter, noninterest income attributable to the Company's credit card securitization was $11 million less than the comparable period of last year due to a portion of these assets returning to the balance sheet. For the first nine months of 1994, service charges and fees were $356 million compared with $344 million in 1993.

     There was a $1 million securities loss recorded in the third quarter of 1994, compared with a $12 million gain in the third quarter of 1993. Year-to-date securities gains totaled $15 million and $60 million in 1994 and 1993. Third quarter and year-to-date foreign exchange profits and trading activities totaled $10 million and $39 million in 1994, compared with $22 million and $64 million in 1993.

NONINTEREST EXPENSE AND INCOME TAXES
- ------------------------------------

     Total noninterest expense was $420 million in the third quarter compared with $405 million in 1993. The increase is partially attributable to acquisitions related to the Company's factoring and corporate trust businesses, as well as higher accruals for incentive compensation. Year-to-date total noninterest expense was $1,232 million

       13.

in 1994 down slightly from $1,238 million in 1993.

     OREO expense was down by $7 million, or 70% from last year's third quarter. Decreases also were recorded in occupancy and furniture and equipment expenses, which were down by a combined $2.4 million, or 3.5%. Excluding the effect of the acquisitions, salaries increased 4% in the third quarter from the same period of last year.

     The effective tax rates for the third quarter and first nine months of 1994 were 37.4% in both periods compared with 39.8% and 38.7% for the same periods last year.

NONPERFORMING ASSETS
- --------------------
(dollars in millions)
                                                 Change
                                                 3Q 1994 vs
                          9/30/94    6/30/94     2Q 1994
                      -------------------------------------
Loans:
  HLT                     $   30    $    51       (41)%
  Commercial Real Estate      50         56       (11)
  Other Commercial            79        119       (34)
  Foreign                     34         31        10
  LDC                         60         74       (19)
  Community Banking           86         82         5
                           -----      -----
       Total Loans           339        413       (18)
 Other Real Estate            64         67        (4)
                           -----      -----
  Total                   $  403      $ 480       (16)
                           =====      =====

Nonperforming Asset Ratio    1.2%       1.4%

Allowance/Nonperforming
              Loans        246.0      214.3

Allowance/Nonperforming
              Assets       206.9      184.4



       Nonperforming assets showed a substantial decline during the third quarter. This was the thirteenth consecutive quarter of decreases. NPAs totaled $403 million at September 30, compared with $480 million at June 30, 1994, a decrease of $77 million or 16%.

       Nonperforming commercial real estate assets, which include other real estate owned, declined to $114 million at September 30, 1994, a $9 million, or 7% decrease from $123 million at June 30, 1994.

       14.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
- ---------------------------------------
(in millions)
                            3rd      2nd      3rd
                          Quarter  Quarter  Quarter   Year-to-date
                          -------  -------  -------   ------------
                            1994     1994     1993    1994   1993
                            ----     ----     ----    ----   ----

Regular Provision           $ 39     $ 39     $ 55    $123   $234
                            ----     ----     ----    ----   ----
Net Charge-offs:
 HLT                         (24)      (8)     (12)    (32)   (25)
 Commercial Real Estate        -       (1)      (7)     (5)   (40)
 Other Commercial            (21)     (10)     (19)    (51)   (53)
 Consumer                    (38)     (31)     (31)   (108)  (103)
 Foreign                      (6)      (7)      (2)    (14)   (39)
 Other                        (2)     (20)     (10)    (42)   (34)
                            ----     ----     ----    ----   ----
 Total                       (91)     (77)     (81)   (252)  (294)

Credit Card Securitization     5        4        -      11      -
                            ----     ----     ----    ----   ----
Decrease in Regular
Allowance                   $(47)    $(34)    $(26)  $(118)  $(60)
                            ====     ====     ====    ====   ====
Other Real Estate
Expense                     $  3     $  2     $ 10   $  7   $ 49


     The allowance for loan losses was $834 million, or 2.56% of loans at September 30, 1994 compared with $885 million, or 2.68% of loans at June 30, 1994. In the third quarter of 1994, the Company charged-off $4 million of LDC loans to Bulgaria.

       15.

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

     The Company securitized $1,350 million of credit card receivables in 1991; $413 million were outstanding at September 30, 1994, and $213 million are scheduled to mature during the rest of 1994. The impact of the securitization, assuming the funds received from the securitization were used to replace short-term borrowings, is summarized below:

(in millions)                Three months ended  Nine months ended
                               September 30,       September 30,
                                1994     1993      1994      1993
                                ----     ----      ----      ----
Lower Net Interest Income        $18      $39       $78      $123
Lower Provision for Loan Losses    6       13        29        42
Higher Noninterest Income          9       15        33        49


HIGHLY LEVERAGED TRANSACTIONS
- -----------------------------

     At September 30, 1994, HLT loans outstanding were $1,261 million and commitments were $385 million compared with $1,275 million and $340 million at June 30, 1994. At September 30, 1994, borrowers in the communication industry represented 52% of the HLT portfolio.


       16.

                        THE BANK OF NEW YORK COMPANY, INC.
            Average Balances and Rates on a Taxable Equivalent Basis
                              (Dollars in millions)
                                 For the three             For the three
                                 months ended              months ended
                              September 30, 1994        September 30, 1993
                            ----------------------- -------------------------
                           Average          Average Average           Average
                           Balance Interest  Rate   Balance  Interest   Rate
                           ------- -------- ------- -------  --------  ------
ASSETS
- ------
Interest-Bearing Deposits in
 Banks (primarily foreign) $ 1,739   $  22    5.09%   $   412   $  6    5.32%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     4,617      53    4.55      3,184     25    3.09
Loans
 Domestic Offices           21,991     487    8.78     20,465    393    7.61
 Foreign  Offices           10,011     147    5.83     10,020    118    4.66
                            ------   -----             ------  -----
   Total Loans              32,002     634    7.86     30,485    511    6.64
                            ------   -----             ------  -----
Securities
 U.S. Government Obligations 2,867      40    5.59      3,094     42    5.45
 U.S. Government Agency
  Obligations                  327       5    6.53        664     10    6.29
 Obligations of States and
  Political Subdivisions       804      21   10.49      1,028     27   10.39
 Other Securities,including
  Trading Securities         1,430      19    5.17      1,659     20    4.85
                            ------   -----             ------  -----
  Total Securities           5,428      85    6.26      6,445     99    6.17
                            ------   -----             ------  -----
Total Interest-Earning
    Assets                  43,786     794    7.20%    40,526    641   6.27%
                                     -----                     -----
Allowance for Loan Losses     (886)                   (1,042)
Cash and Due from Banks      2,743                     2,730
Other Assets                 5,909                     4,448
                            ------                    ------
  TOTAL ASSETS             $51,552                   $46,662
                            ======                    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts$ 3,521      28    3.16%   $ 3,643     22    2.45%
 Savings                     8,145      47    2.30      8,428     49    2.33
 Certificates of Deposit
  $100,000 & Over            1,121      12    4.17      1,087      8    2.90
 Other Time Deposits         2,271      24    4.15      2,607     30    4.42
 Foreign Offices            10,645     114    4.27      7,613     61    3.21
                            ------   -----             ------  -----
  Total Interest-Bearing
   Deposits                 25,703     225    3.48     23,378    170    2.89
Federal Funds Purchased and
 Securities Sold Under
 Repurchase Agreements       2,385      25    4.10      3,672     28    2.98
Other Borrowed Funds         5,009      59    4.70      2,434     23    3.65
Long-Term Debt               1,493      26    6.88      1,791     31    6.77
                            ------   -----             ------  -----
  Total Interest-Bearing
   Liabilities              34,590     335    3.85%    31,275    252   3.18%
                                     -----                     -----
Noninterest-Bearing Deposits 8,740                      9,193
Other Liabilities            4,039                      2,292
Preferred Stock                128                        296
Common Shareholders' Equity  4,055                      3,606
                            ------                     ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $51,552                    $46,662
                           =======                    =======
Net Interest Earnings
 and Interest Rate Spread            $459     3.35%             $389   3.09%
                                    =====                      =====
 Net Yield on Interest-Earning
  Assets                                      4.16%                    3.81%
                                             =====                    =====


       17.

                        THE BANK OF NEW YORK COMPANY, INC.
            Average Balances and Rates on a Taxable Equivalent Basis
                          (Dollars in millions)

                                 For the nine              For the nine
                                 months ended              months ended
                              September 30, 1994        September 30, 1993
                            ----------------------- -------------------------
                           Average          Average Average           Average
                           Balance Interest  Rate   Balance  Interest   Rate
                           ------- -------- ------- -------  --------  ------
ASSETS
- ------
Interest-Bearing Deposits in
 Banks (primarily foreign) $ 1,188   $  45    5.09%   $   464   $  19   5.52%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     3,531     107    4.06      3,352      77   3.07
Loans
 Domestic Offices           21,514   1,315    8.17     20,041   1,155   7.70
 Foreign  Offices           10,093     395    5.23     10,205     368   4.82
                            ------  ------             ------   -----
   Total Loans              31,607   1,710    7.23     30,246   1,523   6.73
                            ------  ------             ------   -----
Securities
 U.S. Government Obligations 3,251     132    5.44      2,604     110   5.66
 U.S. Government Agency
  Obligations                  343      17    6.49      1,006      48   6.37
 Obligations of States and
  Political Subdivisions       931      69    9.83      1,080      84  10.39
 Other Securities,including
  Trading Securities         1,653      64    5.15      1,481      56   5.08
                            ------  ------             ------   -----
  Total Securities           6,178     282    6.08      6,171     298   6.46
                            ------  ------             ------   -----
Total Interest-Earning
    Assets                  42,504   2,144    6.74%    40,233   1,917   6.37%
                                    ------                      -----
Allowance for Loan Losses     (930)                   (1,059)
Cash and Due from Banks      2,831                     2,672
Other Assets                 5,552                     4,565
                            ------                    ------
  TOTAL ASSETS             $49,957                   $46,411
                            ======                    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts$ 3,582      75    2.79%   $ 3,682      69   2.52%
 Savings                     8,276     138    2.24      8,363     151   2.41
 Certificates of Deposit
  $100,000 & Over              936      25    3.60      1,255      28   3.00
 Other Time Deposits         2,269      71    4.18      2,796      92   4.41
 Foreign Offices             9,744     274    3.77      7,727     192   3.32
                            ------  ------             ------   -----
  Total Interest-Bearing
   Deposits                 24,807     583    3.15     23,823     532   2.99
Federal Funds Purchased and
 Securities Sold Under
 Repurchase Agreements       3,036      79    3.45      3,433      76   2.96
Other Borrowed Funds         3,944     127    4.30      2,359      64   3.61
Long-Term Debt               1,527      78    6.83      1,733      88   6.73
                            ------  ------             ------   -----
  Total Interest-Bearing
   Liabilities              33,314     867    3.48%    31,348     760   3.24%
                                    ------                      -----
Noninterest-Bearing Deposits 8,950                      8,897
Other Liabilities            3,594                      2,306
Preferred Stock                169                        347
Common Shareholders' Equity  3,930                      3,513
                            ------                     ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $49,957                    $46,411
                           =======                    =======
Net Interest Earnings
 and Interest Rate Spread          $1,277     3.26%            $1,157   3.13%
                                   ======                      ======
 Net Yield on Interest-Earning
  Assets                                      4.01%                     3.85%
                                             =====                     =====


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

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   The exhibits filed as part of this report are as follows:

     Exhibit 4 - Statement Re: Restated Certificate of Incorporation of the Bank of New York Company, Inc.

     Exhibit 11 - Statement Re:  Computation of Earnings Per
     Common Share for the Three and Nine Months Ended September 30,
     1994 and 1993.

     Exhibit 12 - Statement Re:  Ratio of Earnings to Fixed
     Charges and Ratio of Earnings to Combined Fixed Charges and
     Preferred Stock Dividends for the Three and Nine Months Ended September 30, 1994 and 1993.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at September 30, 1994 and for the nine months ended September 30, 1994.

(b)  The Company filed the following reports on Form 8-K since
     June 30, 1994:

     On July 14, 1994, the Company filed a Form 8-K Current Report (Item 5), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1994 contained in the Company's press release dated July 14, 1994.

     On October 13, 1994, the Company filed a Form 8-K Current Report (Item 5), which report included unaudited interim financial information and accompanying discussion for the third quarter of 1994 contained in the Company's press release dated October 13, 1994.


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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: November 10, 1994                  \s\ Deno D. Papageorge
                                        ---------------------
                                        Deno D. Papageorge,
                                        Chief Financial Officer

       20.

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
- -------           -----------


   4 Restated Certificate of Incorporation of the Bank of New York Company, Inc.


   11 Computation of Earnings Per Common Share for the Three and Nine Months Ended September 30,
                1994 and 1993.


   12           Ratio of Earnings to Fixed Charges and
                Ratio of Earnings to Combined Fixed
                Charges and Preferred Stock Dividends
                for the Three and Nine Months Ended September 30,
                1994 and 1993.

   27 Financial Data Schedule containing selected financial data at September 30, 1994 and for the nine months ended September 30, 1994.