Form 10-K
BANK OF NEW YORK CO INC
filed 1995-03-30
CIK 9626

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For The Fiscal Year Ended December 31, 1994

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

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
          Title of each class                              on which registered
          -------------------                          -----------------------
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
Class A, 7.75% Cumulative Convertible Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days     Yes    X   No
                                                     -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 28, 1995 consisted of:

Common Stock ($7.50 par value)                       $6,301,003,576
                                                  (based on closing price
                                                 on New York Stock Exchange)

The number of shares outstanding of the registrant's common Stock $7.50 par value was 188,089,659 shares on February 28, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement pursuant to Regulation 14A for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
------
ITEM 1.  BUSINESS
-----------------

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in the "Business Review" section of the Company's 1994 Annual Report to Shareholders which description is included in
Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

COMPETITION

     The retail and commercial businesses in which the Company operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

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

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act ("FDIA") and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier I Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e., if it has a Total Capital Ratio of 8% or greater, a Tier I Capital Ratio of 4% or greater and a Leverage Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     The table below indicates capital ratios of the Company and its significant banking subsidiaries at December 31, 1994 and 1993 and the respective guidelines for well capitalized institutions under FDICIA.

              December 31, 1994            December 31, 1993

                         BNY                          BNY
         Company   BNY   Del.  BNYNA  Company   BNY   Del.  BNYNA
         -------   ---   ----  -----  -------   ---   ----  -----     Well
                                                                   Capitalized
                                                                    Guidelines
                                                                   -----------

Tier I     8.45%  8.26%  7.27% 18.04%   8.87%  8.21%  7.53% 13.90%      6%
Total
 Capital  13.43  12.36  11.34   19.30  13.65  12.82  11.00  15.17      10
Leverage   7.89   7.28   7.72    8.58   7.99   7.22   8.09   6.43       5
Tangible
 Common
 Equity    7.39   7.66   7.28    8.76   7.00   7.74   7.87   6.48

     At December 31, 1994, the amounts of capital by which the Company and its significant banking subsidiaries exceed the guidelines are as follows:

                                      Well Capitalized

                                                   BNY
                                  Company   BNY    Del.   BNYNA
(in millions)                     -------   ---    ----   -----

    Tier I                         $1,167  $839    $ 97    $247
    Total Capital                   1,634   877     103     191
    Leverage                        1,475   961     196     155

     The following table presents the components of the Company's risk-based capital at December 31, 1994 and 1993:

(in millions)
                                                 1994             1993
                                                 ----             ----
Common Stock                                   $4,234            $3,778
Preferred Stock                                   119               294
Less: Intangibles                                 329               317
                                                -----            ------
Tier 1 Capital                                  4,024             3,755

Qualifying Long-term Debt                       1,774             1,489
Qualifying Allowance for Loan Losses              597               534
                                               ------            ------
Tier 2 Capital                                  2,371             2,023
                                               ------            ------
Total Risk-based Capital                       $6,395            $5,778
                                               ======            ======

     The following table presents the components of the Company's risk adjusted assets at December 31, 1994 and 1993:
                                              1994                1993
                                        ------------------  ------------------
                                        Balance             Balance
                                        sheet/    Risk      sheet/    Risk
                                        notional  adjusted  notional  adjusted
(in millions)                            amount    balance   amount    balance
                                        --------  --------  --------  --------
Assets
------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks              $ 3,895   $   567   $ 4,780   $   318
Securities                                 4,651       671     5,597       571
Trading Assets                               940       124     1,325       270
Fed Funds Sold and Securities
  Purchased Under Resale Agreements        3,019         3        36         5
Loans                                     33,083    30,814    30,570    27,954
Allowance for Loan Losses                   (792)        -      (970)        -
Other Assets                               4,083     3,273     4,208     3,425
                                         -------   -------   -------   -------
Total Assets                             $48,879    35,452   $45,546    32,543
                                         =======   -------   =======   -------
Off-Balance Sheet Exposures
---------------------------
Commitments to Extend Credit            $ 37,771     7,520  $ 30,877     6,167
Securities Lending Indemnifications       15,326         -    15,005         -
Standby Letters of Credit and
   Other Guarantees                        7,240     4,515     5,699     3,685
Interest Rate Contracts                   28,632        81    36,834       145
Foreign Exchange Contracts                51,021       236    39,878       225
                                        --------   -------  --------   -------
Total Off-Balance Sheet Exposures       $139,990    12,352  $128,293    10,222
                                        ========   -------  ========   -------
Gross Risk Adjusted Assets                          47,804              42,765

Less: Allowance for Loan Losses not
      Qualifying as Risk Based Capital                 195                 436
                                                   -------             -------
Risk Adjusted Assets                               $47,609             $42,329
                                                   =======             =======

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

FDIC Insurance Assessments

     BNY, BNY Del., and BNYNA are subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule to determine the assessment rates for most FDIC-insured depository institutions. Under the schedule, the premiums initially range from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital groups --- well capitalized, adequately capitalized, or undercapitalized --- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. In February 1995, the FDIC issued a proposal to change the premium range from $.04 to $0.31 for every $100 of deposits. If implemented, this proposal would result in a significant reduction in FDIC insurance assessments of BNY, BNY Delaware and BNYNA.

     The FDIC is authorized to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on the Company's earnings.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by a bank's federal regulatory agency.

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

     The Riegle-Neal Interstate banking and Branching Efficiency Act of 1994 which was enacted in September, 1994, authorizes (i) bank holding companies to engage in interstate acquisitions of banks beginning one year after the date of its enactment, (ii) interstate branching through interstate bank mergers beginning June 1, 1997 (subject to the ability of states to "opt-in" and thereby permit such mergers earlier or to "opt-out" and thereby prohibit them), (iii) de novo interstate branching provided that such action is specifically authorized by the law of the state in which the branch is to be located and (iv) banks to receive deposits, close and service loans, and receive payments on loans and other obligations as agent for a bank affiliate in the same or a different state beginning September 29, 1995. One effect of this legislation, subject to the state authority described above, will be to permit the Company to merge two or more of its banking subsidiaries which, as a result, may create greater efficiency in its operations.

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

Restrictions on Transfer of Funds

     Restrictions on the transfer of funds to the Company are discussed in
Note 9 to the Consolidated Financial Statements included in Exhibit 13. Such discussion is incorporated herein by reference.

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

ADDITIONAL FINANCIAL INFORMATION
------------------------------------------------------------------------------
Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
                      1994                  1993                  1992
==============================================================================
                              Aver-                 Aver-                 Aver-
              Average Inter-   age  Average Inter-    age Average Inter-    age
              Balance    est  Rate  Balance    est   Rate Balance    est   Rate
              -----------------------------------------------------------------
Assets
------
Interest
 -Bearing
 Deposits in
 Banks
 (Primarily
 Foreign)     $ 1,266 $   68  5.33% $   452 $   24  5.42% $   753 $   76 10.14%
Federal Funds
  Sold and
  Securities
  Purchased
  Under Resale
  Agreements    3,653    161  4.39    3,149     97  3.06    2,379     85  3.54
Loans
 Domestic
 Offices
  Consumer      9,549  1,015 10.62    8,259    806  9.76    7,016    704 10.04
  Commercial   12,340    833  6.76   11,998    741  6.18   11,643    755  6.48
 Foreign
  Offices      10,140    564  5.56   10,170    485  4.77   11,686    651  5.57
              ------- ------        ------- ------        ------- ------
 Total Loans   32,029  2,412* 7.53   30,427  2,032* 6.68   30,345  2,110* 6.95
              ------- ------        ------- ------        ------- ------
Securities
 U.S.
  Government
  Obligations   3,516    197  5.61    3,732    215  5.78    3,611    240  6.66
 Obligations
  of States
  and
  Political
  Subdivisions    893     89 10.02    1,070    110 10.29    1,224    135 11.04
 Other
   Securities,
   including
   Trading
   Securities
  Domestic
   Offices      1,341     70  5.25    1,358     64  4.74    1,190     91  7.65
  Foreign
   Offices        191     11  5.64      192     14  7.36      177     17  9.44
              ------- ------        ------- ------        ------- ------
   Total Other
   Securities   1,532     81  5.30    1,550     78  5.06    1,367    108  7.88
              ------- ------        ------- ------        ------- ------
 Total
  Securities    5,941    367  6.19    6,352    403  6.36    6,202    483  7.79
              ------- ------        ------- ------        ------- ------
Total
 Interest-
 Earning
 Assets        42,889 $3,008  7.01%  40,380 $2,556  6.33%  39,679 $2,754  6.94%
                      ======                ======                ======
Allowance
  for Loan
  Losses         (906)               (1,045)               (1,057)
Cash and Due
  from Banks    2,827                 2,735                 2,522
Other Assets    5,470                 4,574                 5,083
              -------               -------               -------
Total Assets  $50,280               $46,644               $46,227
              =======               =======               =======
Assets
Attributable
to Foreign
Offices         24.30%                24.37%                28.63%
                =====                 =====                 =====

*Includes fees of $118 million in 1994, $103 million in 1993, and $96 million in 1992.
 Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.
 Taxable equivalent adjustments were $46 million in 1994, $54 million in 1993, and $66 million in 1992, and are based on the federal statutory tax rate (35% in 1994 and 1993, and 34% in 1992) and applicable state and local taxes.

Continued on page 10

Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)

                           1994                1993                 1992
===============================================================================
                                 Aver-                Aver-               Aver-
                  Average Inter-   age Average Inter-   age Average Inter-  age
                  Balance    est  Rate Balance    est  Rate Balance    est Rate
                  -------------------------------------------------------------
Liabilities and
Shareholders'
Equity
---------------
Interest-Bearing
 Deposits
  Domestic Offices
   Money Market
    Rate Accounts $ 3,593 $  108 3.01% $ 3,666 $   91 2.48% $ 3,468 $  108 3.11%
   Savings          8,166    190 2.32    8,379    198 2.37    7,189    216 3.01
   Certificates of
    Deposit of
    $100,000
    or More         1,041     42 4.03    1,189     36 3.00    1,709     64 3.75
   Other Time
    Deposits        2,296     97 4.24    2,701    119 4.39    2,965    152 5.15
                  ------- ------       ------- ------       ------- ------
   Total Domestic
    Offices        15,096    437 2.90   15,935    444 2.78   15,331    540 3.53
                  ------- ------       ------- ------       ------- ------
  Foreign Offices
   Banks in
    Foreign
    Countries       2,917    125 4.30    2,829     93 3.28    4,018    204 5.07
   Government and
    Official
    Institutions    1,384     60 4.37    1,306     57 4.34    1,270     61 4.81
   Other Time and
    Savings         5,689    220 3.84    3,752    107 2.87    4,716    200 4.24
                  ------- ------       ------- ------       ------- ------
   Total Foreign
    Offices         9,990    405 4.05    7,887    257 3.26   10,004    465 4.64
                  ------- ------       ------- ------       ------- ------
   Total Interest-
    Bearing
    Deposits       25,086    842 3.35   23,822    701 2.94   25,335  1,005 3.97
                  ------- ------       ------- ------       ------- ------
Federal Funds
 Purchased and
 Securities Sold
 Under Repurchase
 Agreements         2,843    106 3.73    3,467    102 2.94    4,001    136 3.40
Other Borrowed
  Funds             4,135    191 4.63    2,348     86 3.66    2,045     85 4.13
Long-Term Debt      1,530    106 6.93    1,729    117 6.79    1,386     94 6.77
                  ------- ------       ------- ------       ------- ------
   Total Interest-
     Bearing
     Liabilities   33,594 $1,245 3.71%  31,366 $1,006 3.21%  32,767 $1,320 4.03%
                  =======              =======              =======
Noninterest-
 Bearing Deposits
  Domestic Offices  8,897                8,946                7,797
  Foreign Offices      58                   69                  105
                  -------              -------              -------
    Total
     Noninterest-
     Bearing
     Deposits       8,955                9,015                7,902
                  -------              -------              -------
Other Liabilities   3,594                2,366                2,153
Preferred Stock       157                  334                  409
Common
 Shareholders'
 Equity             3,980                3,563                2,996
                  -------              -------              -------
Total Liabilities
  and
  Shareholders'
  Equity          $50,280              $46,644              $46,227
                  =======              =======              =======
Net Interest
 Earnings and
 Interest Rate
 Spread                   $1,763 3.30          $1,550 3.12          $1,434 2.91
                          ======               ======               ======
Net Yield on
Interest-Earning
Assets                           4.11%                 3.84%               3.61%
                                 ====                   ====               ====
Liabilities
 Attributable
 to Foreign
 Offices            22.79%               19.74%               24.91%
                    =====                =====                =====

Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
----------------------------------------------------------------
                             1994 vs. 1993               1993 vs. 1992
 ----------------------------------------------------------------------------
                      Increase (Decrease)         Increase (Decrease)
                      due to change in:           due to change in:
                      ----------------   Total    -----------------   Total
                      Average  Average  Increase  Average   Average  Increase
                      Balance   Rate   (Decrease) Balance    Rate   (Decrease)
                      -------  ------- ---------- -------   ------- ---------
Interest Income
---------------
  Interest-Bearing
   Deposits in Banks   $  44    $   -    $  44     $ (24)    $ (28)    $ (52)
  Federal Funds Sold
   and Securities
   Purchased Under
   Resale Agreements      17       47       64        25       (13)       12
  Loans
    Domestic Offices
      Consumer           134       75      209       122       (20)      102
      Commercial          22       70       92        23       (37)      (14)
    Foreign Offices       (1)      80       79       (79)      (87)     (166)
                       -----    -----    -----    ------    ------    ------
      Total Loans        155      225      380        66      (144)      (78)
  Securities
   U.S. Government
    Obligations          (12)      (6)     (18)        8       (33)      (25)
   Obligations of
    States and
    Political
    Subdivisions         (18)      (3)     (21)      (16)       (9)      (25)
   Other Securities,
    including
    Trading Assets
    Domestic Offices      (1)       7        6        12       (39)      (27)
    Foreign Offices        -       (3)      (3)        1        (4)       (3)
                       -----     -----   -----     -----     -----    ------
      Total Other
       Securities         (1)        4       3        13       (43)      (30)
                       -----     -----   -----     -----     -----    ------
     Total Securities    (31)       (5)    (36)        5       (85)      (80)
                       -----     -----   -----     -----     -----    ------
        Total Interest
         Income          185       267     452        72      (270)     (198)
                       -----     -----   -----     -----     -----    ------
Interest Expense
----------------
  Interest-Bearing
   Deposits
   Domestic Offices
    Money Market Rate
     Accounts             (2)       19      17         6       (23)      (17)
    Savings               (5)       (3)     (8)       32       (50)      (18)
    Certificate of
     Deposits of
     $100,000 or More     (5)       11       6       (17)      (11)      (28)
    Other Time Deposits  (18)       (4)    (22)      (12)      (21)      (33)
                       -----     -----   -----     -----     -----    ------
    Total Domestic
     Offices             (30)       23      (7)        9      (105)      (96)
                       -----     -----   -----     -----     -----    ------
   Foreign Offices
    Banks in Foreign
     Countries             3        29      32       (51)      (60)     (111)
    Government and
     Official
     Institutions          3         -       3         2        (6)       (4)
    Other Time and
     Savings              67        46      113      (37)      (56)      (93)
                       -----     -----    -----    -----     -----    ------
    Total Foreign
     Offices              73        75      148      (86)     (122)     (208)
                       -----     -----    -----    -----     -----    ------
        Total Interest-
         Bearing
         Deposits         43        98       141     (77)     (227)     (304)
  Federal Funds
     Purchased and
     Securities Sold
     Under Repurchase
     Agreements          (20)       24         4     (17)      (17)      (34)
  Other Borrowed Funds    77        28       105       11      (10)        1
  Long-Term Debt         (13)        2       (11)      23        -        23
                       -----     -----     -----    -----    -----    ------
        Total Interest
         Expense          87       152       239      (60)   (254)      (314)
                       -----     -----     -----    -----   -----     ------
  Change in Net
   Interest Income     $  98     $ 115     $ 213    $ 132   $ (16)    $  116
                       =====     =====     =====    =====   =====     ======

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Interest-Rate Sensitivity
-------------------------

     The Company actively manages interest-rate sensitivity (the exposure of net interest income to interest rate movements). The relationship of interest-earning assets and interest-bearing liabilities between repricing dates is closely monitored, yet the Company's policies are flexible enough to capitalize on profit opportunities, while minimizing adverse effects on earnings when changes in short-term and long-term interest rates occur. The Company uses complex simulation models to adjust the structure of its assets and liabilities in response to interest rate exposures.
     The Company uses three basic scenarios to model interest rate sensitivity, these include base line, high rate, and low rate. The base line scenario is the Company's estimated most likely path for future short-term interest rates. The base line scenario forecast in January 1995 assumes rising rates. The "high rate" scenario assumes a 79 basis point increase from the base line scenario (already a rising rate scenario).
The "low rate" scenario assumes the average rate declines 121 basis points under the base line scenario. Additionally, other scenarios are reviewed to examine the impact of other interest rate changes.
     The Company quantifies interest rate sensitivity by calculating the change in net interest income between the three scenarios over a 12 month policy measurement period. Net interest income as calculated by the earnings simulation model under the base line scenario becomes the standard. The measurement of interest rate sensitivity is the percentage change in net interest income calculated by the model under high rate versus base-line scenario and under low rate versus base-line scenario. The scenarios do not include the adjustments that management would make as rate expectations change.
     The Company's policy limit for fluctuations in net interest income resulting from either the high rate or low rate scenario is 6 percent. Based upon the January 1995 outlook, if interest rates were to rise to follow the high rate scenario, then net interest income during the policy measurement period would be positively affected by 1.82% percent (assuming management took no actions.) If interest rates were to follow the low rate scenario, then net interest income would be negatively affected by 1.94%
     In addition to the policy limit discussed above, the Company also has a global mismatch limit to control the impact of interest rate fluctuations on the Company's earnings. The Company's global mismatch is defined as the absolute value of the Company's asset repricings less liability repricings in 24 maturity bands ranging from one day to over 10 years. Off balance sheet instruments, such as swaps and futures used to hedge balance sheet items are included in the calculation of the global mismatch. Each year the Company's Board of Directors approves specific mismatch limits. The global mismatch is reviewed weekly by senior management.
     The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities that either reprice or mature within the designated time periods. Further, within each time period assets and liabilities reprice on different dates and at different levels. Interest sensitivity gaps change daily. A positive interest sensitivity gap, for a particular time period, is one in which more assets reprice or mature than liabilities. A negative interest sensitivity gap results from a greater amount of liabilities repricing or maturing. A positive gap implies that there are more rate sensitive assets than liabilities which suggests that as interest rates rise, the return on assets will rise faster than the funding costs. Conversely, a negative gap indicates a higher ratio of rate sensitive liabilities than assets. In such cases, if interest rates rise, then funding costs will rise at a faster rate than the return on assets. Finally, the cumulative gap is the sum of the dollar gap for sequential time periods.

                                               December 31, 1994
                                -----------------------------------------------
                                                         Within Greater
                                Within  Within   Within   7-12   Than
                                1 Mo.  2-3 Mos. 4-6 Mos.  Mos.  12 Mos.  Total
                                ------ -------- -------- ------ ------- -------
(in millions)
Interest-Earning Assets
-----------------------
  Foreign Offices              $ 5,840  $ 4,025   $1,677 $  196  $  217 $11,955
  Domestic Offices
    Loans                       16,976      471      392    564   4,387  22,790
    Securities                     131       60       93    309   3,380   3,973
    Trading Assets                 686        -        -      -       -     686
    Federal Funds Sold and
     Securities Purchased
     Under Resale Agreement      3,019        -        -      -       -   3,019
                               -------  -------   ------ ------  ------ -------
                                26,652    4,556    2,162  1,069   7,984 $42,423
                               -------  -------   ------ ------  ------ =======

Interest-Bearing Liabilities
----------------------------
  Foreign Offices                8,323    1,614      625    488      32  11,082
  Domestic Offices
    Interest-Bearing Deposits
      Money Market Rate
       Accounts                  3,330        -        -      -       -   3,330
      Savings                    6,444        -        -     13   1,296   7,753
      Certificates of Deposit
       of $100,000 or More         493      399      224    304     901   2,321
      Other Time Deposits          335      235      322    219     355   1,466
                               -------  -------   ------ ------  ------ -------
    Total Interest-Bearing
     Deposits                   18,925    2,248    1,171  1,024   2,584  25,952
                               -------  -------   ------ ------  ------ -------
    Federal Funds Purchased
     and Other Borrowed Funds    4,344      737      147    555      17   5,800
    Long-Term Debt                   -        -       64      -   1,710   1,774
                               -------  -------   ------ ------  ------ -------

Noninterest-Bearing Sources
 of Funds                        3,581       25       38     76   5,177   8,897
---------------------------    -------  -------   ------ ------  ------ -------
       Total                    26,850    3,010    1,420  1,655   9,488 $42,423
                                                                        =======
Effect of Financial Futures
 and Swaps                         933  (2,401)     (396) 1,055     809
---------------------------    ------- -------    ------ ------  ------
Interest-Sensitive Gap         $   735 $  (855)   $  346 $  469  $ (695)
----------------------         ======= =======    ====== ======  ======
Cumulative Interest-
 Sensitivity Gap               $   735 $  (120)   $  226 $  695  $    -
--------------------           ======= =======    ====== ======  ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

     At December 31, 1994, the domestic commercial real estate portfolio had approximately 76% of its loans in New York and New Jersey, 5% in California, 5% in Pennsylvania, 3% in New England, and 1% in Florida; no other state accounts for more than 1% of the portfolio. This portfolio consists of the following types of properties:

                         Business loans secured by real estate      45%
                         Offices                                    28
                         Retail                                      8
                         Hotels                                      5
                         Mixed-Used                                  4
                         Land                                        2
                         Condominiums and cooperatives               1
                         Industrial/Warehouse                        1
                         Other                                       6
                                                                  ----
                                                                   100%
                                                                  ====

     At December 31, 1994 and 1993, the Company's nonperforming real estate loans and real estate acquired in satisfaction of loans aggregated $119 million and $171 million, respectively. Net charge-offs of real estate loans were $6 million in 1994 and $69 million in 1993. In addition, other real estate charges were $11 million and $53 million in 1994 and 1993. A discussion of other real estate charges under "Noninterest Expense and Income Taxes" in the "Management's Discussion and Analysis" section included in
Exhibit 13 is incorporated herein by reference.

     At December 31, 1994, the Company's LDC exposures consisted of $78 million in medium-term loans (and no material commitments), $334 million in short-term loans, $14 million in accrued interest, and $48 million in equity investments. At December 31, 1994, the allowance for loan losses associated with LDC loans was $98 million. In addition, the Company has $318 million of debt securities to emerging market countries, including $270 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized.

     The Company's consumer loan portfolio is comprised principally of credit card, other installment, and residential loans. Residential and auto loans are collateralized, thereby reducing the risk. Credit card net charge-offs were $149 million in 1994 compared to $121 million in 1993. The 1994 and 1993 amounts exclude $32 million and $56 million in net charge-offs related to the portion of the portfolio that is securitized. As a percentage of average credit card outstandings, net charge-offs were to 2.47% in 1994 compared to 2.88% in 1993. On a managed receivables basis, net charge-offs as a percentage of average outstandings were 2.68% in 1994 compared to 3.19% in 1993. Other consumer net charge-offs were $7 million in 1994 and $23 million in 1993.

     Lending to the utility industry is concentrated in investor-owned electric utilities. The Company also makes loans to gas and telephone utilities. Nonperforming loans in this industry amounted to $2 million at year-end 1994 and 1993. There were no charge-offs in 1994 and 1993.

     The Company's loans to the communications, entertainment, and publishing industries primarily consist of credits with cable television operators, broadcasters, magazine and newspaper publishers and motion picture theaters. There were no nonperforming communications loans at December 31, 1994 and 1993. Charge-offs of communications loans were $1 million in 1993. There were no charge-off in 1994.

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

     Based on an evaluation of individual credits, historical loan losses, and global economic factors, the Company has allocated its allowance for loan losses as follows:

                           1994       1993       1992      1991      1990
                           ----       ----       ----      ----      ----
Real Estate Loans            9%         8%         9%       10%       11%
HLT Loans                    5          6          7        11        17
Other Domestic Commercial
 and Industrial Loans       51          58        57        51        38
Consumer Loans              16          10         9        10         8
Foreign Loans (excluding
 medium-term LDC loans)      7           6         6         6         6
LDC Loans                   12          12        12        12        20
                           ----        ----      ----      ----      ----
                           100%        100%      100%      100%      100%
                           ====        ====      ====      ====      ====

     Such an allocation is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loan.

The following table details changes in the Company's allowance for loan losses for the last five years.

   (dollars in millions)             1994     1993     1992     1991     1990
                                     ----     ----     ----     ----     ----
Loans Outstanding, December 31,    $33,083  $30,570  $29,497  $30,335  $35,776
Average Loans Outstanding           32,029   30,427   30,345   32,719   38,139

Allowance for Loan Losses
-------------------------
Balance, January 1
  Regular
    Domestic                       $   794  $   878  $   889  $   831  $   593
    Foreign                             60       70       60       62       24
  Less Developed Countries             116      124      135      218      537*
                                   -------  -------  -------  -------  -------
    Total, January 1                   970    1,072    1,084    1,111    1,154
                                   -------  -------  -------  -------  -------
Allowance of Acquired Companies
 and Other Changes                       -        -       56      (10)       1
Credit Card Securitizations             14        1        -      (18)       -
Charge-Offs
  Domestic
    Commercial and Industrial         (158)    (142)    (311)    (358)    (111)
    Real Estate & Construction          (6)     (71)    (103)    (165)     (45)
    Consumer Loans                    (191)    (173)    (181)    (226)    (157)
  Foreign                              (38)     (54)     (20)     (32)      (9)
  Less Developed Countries             (18)      (9)     (13)     (39)    (270)
                                   -------  -------  -------  -------  -------
     Total                            (411)    (449)    (628)    (820)    (592)
                                   -------  -------  -------  -------  -------
Recoveries
  Domestic
    Commercial and Industrial           14       28       66       11       35
    Real Estate & Construction           -        2       13        1        -
    Consumer Loans                      35       29       26       21       16
  Foreign                                8        2       10        4        1
  Less Developed Countries               -        1        2        6        1
                                   -------  -------  -------  -------  -------
     Total                              57       62      117       43       53
Net Charge-Offs                       (354)    (387)    (511)    (777)    (539)
                                   -------  -------  -------  -------  -------
Provision
  Domestic                             135      242      423      742      449
  Foreign                               27       42       20       36       46
                                   -------  -------  -------  -------  -------
     Total                             162      284      443      778      495
                                   -------  -------  -------  -------  -------
Balance, December 31,
  Regular
    Domestic                           637      794      878      889*     831*
    Foreign                             57       60       70       60       62
  Less Developed Countries              98      116      124      135*     218*
                                   -------  -------  -------  -------  -------
     Total, December 31,           $   792  $   970  $ 1,072  $ 1,084  $ 1,111
                                   =======  =======  =======  =======  =======
Ratios
------
Net Charge-Offs to Average Loans
 Outstandings                         1.11%    1.27%    1.68%    2.37%    1.41%
                                   =======  =======  =======  =======  =======
Net Charge-Offs to Total Allowance   44.70%   39.90%   47.67%   71.68%   48.51%
                                   =======  =======  =======  =======  =======
Total Allowance to Year-End Loans
 Outstanding                          2.40%    3.17%    3.63%    3.57%    3.11%
                                    ======   ======    =====   ======   ======

*Each year includes a $50 million transfer from the LDC Allowance for Loan Losses to the Regular Allowance.

Nonperforming Assets
--------------------
A summary of nonperforming assets is presented in the following table.

(in millions)                                          December 31,

                             1994      1993      1992      1991      1990
                             ----      ----      ----      ----      ----
Nonaccrual
----------
  Domestic                  $ 220    $  408    $  581    $1,014    $1,294
  Foreign (including
   Medium-term LDC)            77       130       198       146        86
                            -----    ------    ------    ------    ------
                              297       538       779     1,160     1,380

Reduced Rate (Domestic)         -         2         9        13        15
------------                -----    ------    ------    ------    ------
                              297       540       788     1,173     1,395

Real Estate Acquired in
-----------------------
Satisfaction of Loans          56        99       268       369       355
---------------------       -----    ------    ------    ------    ------

                            $ 353    $  639    $1,056    $1,542    $1,750
                            =====    ======    ======    ======    ======
Past Due 90 Days or More
------------------------
and Still Accruing Interest
---------------------------
  Domestic                  $ 163    $  156    $  218    $  178    $  215
  Foreign                       -         -         -        66        11
                            -----    ------    ------    ------    ------
                            $ 163    $  156    $  218    $  244    $  226
                            =====    ======    ======    ======    ======

Securities
----------
The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's securities portfolio at December 31, 1994.

                                                                 States and
                                             U.S. Government     Political
                          U.S. Government        Agency         Subdivisions
                          ---------------    ----------------   -------------
                          Amount    Yield    Amount     Yield   Amount  Yield
                          ------    -----    ------     -----   ------  -----
(dollars in millions)

Securities Held-
----------------
 to-Maturity
 -----------
One Year or Less          $  256    5.47%     $   1     6.04%   $  264   5.44%
Over 1 through 5 Years       736    4.99        153     5.08       119   6.94
Over 5 through 10 Years      436    5.63          -        -       111   7.78
Over 10 years                  -       -          -        -       275   7.53
Mortgage-Backed Securities     -       -          -        -         -      -
                           ------             -----             ------
                           $1,428   5.27      $ 154     5.08    $  769   6.76
                           ======             =====             ======
Securities Available-
--------------------
 for-Sale
----------
One Year or Less           $   25   5.50%     $   -        -%    $   -      -%
Over 1 through 5 Years        958   5.87          -        -         2   5.23
Over 5 through 10 Years       436   6.10          -        -         2   5.34
Over 10 years                   7  11.19          -        -         3   5.74
Equity Securities               -      -          -        -         -      -
                           ------             -----              -----
                           $1,426   5.96      $   -        -     $   7   5.45
                           ======             =====              =====


                           Other Bonds,    Mortgage-Backed
                           Notes and         and Equity
                           Debentures        Securities
                           -------------    ------------
                           Amount  Yield    Amount Yield     Total
                           ------  -----    ------ -----     -----
(dollars in millions)

Securities Held-
----------------
 to-Maturity
 -----------
One Year or Less           $ 28    5.13%    $  -     - %    $  549
Over 1 through 5 Years       39    6.19        -     -       1,047
Over 5 through 10 Years      53    5.90        -     -         600
Over 10 years               294    7.07        -     -         569
Mortgage-Backed Securities    -       -      165   7.49        165
                           ----             ----            ------
                           $414    6.70     $165   7.49     $2,930
                           ====             ====            ======
Securities Available-
--------------------
 for-Sale
----------
One Year or Less           $  2       -%    $  -      -%    $   27
Over 1 through 5 Years        7       -        -      -        967
Over 5 through 10 Years       3       -        -      -        441
Over 10 years                10    5.22        -      -         20
Equity Securities             -       -      266   4.77        266
                           -----            ----            ------
                           $ 22    2.48     $266   4.77     $1,721
                           =====            ====            ======

Loans
-----

The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 1994.
                                             Over 1 Year
                                   1 Year      Through       Over
                                   or Less     5 Years     5 Years    Total
                                    ------   -----------   -------    -----
(in millions)
Domestic
--------
  Real Estate, Excluding Loans
   Collateralized by 1-4 Family
   Residential Properties          $  599     $1,392        $  876    $ 2,867
  Commercial and Industrial Loans   3,755      4,131         3,263     11,149
  Other, Excluding Loans to
    Individuals and those
    Collateralized by 1-4 Family
    Residential Properties          3,154        340           184      3,678
                                   ------     ------        ------    -------
                                    7,508      5,863         4,323     17,694
Foreign                             1,425        695         1,531      3,651
-------                            ------     ------        ------    -------
      Total                        $8,933     $6,558        $5,854    $21,345
                                   ======     ======        ======    =======

Loans with:
  Predetermined Interest Rates     $  437     $  193        $1,109    $ 1,739
  Floating Interest Rates           8,496      6,365         4,745     19,606
                                   ------     ------        ------    -------
       Total                       $8,933     $6,558        $5,854    $21,345
                                   ======     ======        ======    =======

Deposits
--------

     The aggregate amount of deposits by foreign customers in domestic offices was $875 million, $739 million, and $789 million at December 31, 1994, 1993, and 1992.

     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 1994.

                                                   Time
(in millions)                 Certificates         Deposits-
                              of Deposits          Other              Total
                              ------------------------------------------------

3 Months or Less               $  842               $654              $1,496
Over 3 Through 6 Months           224                  5                 229
Over 6 Through 12 Months          374                  5                 379
Over 12 Months                    881                 19                 900
                               ------               ----              ------
     Total                     $2,321               $683              $3,004
                               ======               ====              ======


     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds
---------------------
Information related to other borrowed funds in 1994, 1993, and 1992 is presented in the table below.
                                   1994             1993            1992
                             ---------------  ---------------  --------------
(dollars in millions)
                                     Average          Average         Average
                             Amount     Rate  Amount     Rate  Amount    Rate
                             ------  -------  ------  -------  ------ -------

Federal Funds Purchased and
---------------------------
 Securities Sold Under
 ---------------------
 Repurchase Agreements
 ---------------------
  At December 31             $1,502   4.91%   $2,711   2.85%    $1,773   2.81%
  Average During Year         2,843   3.73     3,467   2.94      4,001   3.40
  Maximum Month-End Balance
   During Year                6,415   3.36     4,894   2.80      5,467   3.88

Other*
-----
  At December 31               4,176  5.79%    2,781   3.61     3,029    3.82
  Average During Year          4,135  4.63     2,348   3.66     2,045    4.13
  Maximum Month-End Balance
   During Year                 5,639  4.57     3,161   3.60     3,029    3.82

*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.


Foreign Assets
--------------
     The only foreign country in which the Company's assets exceed .75% of year end total assets was the United Kingdom in 1993 ($351 million). There were no foreign countries in which the Company's assets exceeded .75% of year end total assets in 1994. However, at December 31, 1994 the Company had outstanding commitments to extend credit to customers in the United Kingdom amounting to $651 million.

ITEM 2.  PROPERTIES
-------------------
     In New York City, the Company owns the thirty story building housing its executive headquarters at 48 Wall Street, a forty-nine story office building at One Wall Street, and an operations center at 101 Barclay Street. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey; Harrison, New York; Newark, Delaware; London, England; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     Litigation regarding Northeast Bancorp., Inc. is described in Note 12 to the Consolidated Financial Statements included in Exhibit 13, and such description is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 1994.

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
--------------------------------------------------
         RELATED STOCKHOLDER MATTERS
        ---------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. The Warrants (to purchase the Company's Common Stock) are traded over the counter. All of the Company's other securities are not currently listed. The Company had 26,473 common shareholders of record at February 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     Selected financial data are incorporated herein by reference from the "Financial Highlights" section included in Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
     Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference from the corresponding section of Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     Consolidated financial statements and notes and the independent auditors' report are incorporated herein by reference from Exhibit 13 to this report.

     The report of Independent Public Accountants for National Community Banks, Inc. is incorporated herein by reference from Exhibit 99 to this report.

     Supplementary financial information is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
     There have been no events which require disclosure under Item 304 of Regulation S-K.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The directors of the registrant are identified on pages 27 and 28 of this report. Additional material responsive to this item is contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders, which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST
----------------------------------------------------------------------------
FIVE YEARS
----------



                                                                       Company
                                                                       Officer
      Name                     Office and Experience               Age   Since
      ----                     ---------------------               ---   -----


J. Carter Bacot     1990-1995  Chairman and Chief Executive         62    1975
                               Officer of the Company and the Bank

Thomas A. Renyi     1994-1995  President of the Company and         49    1992
                               President and Chief Operating
                               Officer of the Bank
                    1992-1994  President of the Company and
                               Vice Chairman of the Bank
                    1990-1992  Senior Executive Vice President and
                               Chief Credit Officer of the Bank

Alan R. Griffith    1994-1995  Vice Chairman of the Company and     53    1990
                               the Bank
                    1990-1994  Senior Executive Vice President of
                               the Company, and President and Chief
                               Operating Officer of the Bank

Samuel F. Chevalier 1990-1995  Vice Chairman of the Company and     61    1989
                               the Bank
                         1990  Chief Operating Officer and
                               President of Irving Bank Corporation

Deno D. Papageorge  1990-1995  Senior Executive Vice President of   56    1980
                               the Company, Senior Executive Vice
                               President and Chief Financial
                               Officer of the Bank

Richard D. Field    1990-1995  Executive Vice President of the      54    1987
                               Company, Senior Executive Vice
                               President of the Bank

Robert E. Keilman   1990-1995  Comptroller of the Company and the   49    1984
                               Bank, Senior Vice President of the
                               Bank

Phebe C. Miller          1995  Secretary and Chief Legal Officer    45    1995
                               of the Company, Senior Vice
                               President and Chief Legal Officer
                               of the Bank
                    1994-1995  Senior Vice President of the Bank
                    1991-1994  Managing Director, General Counsel
                               and Secretary, Discount Corporation
                               of New York
                    1990-1991  Vice President and Counsel,
                               Discount Corporation of New York

Robert J. Goebert   1990-1995  Auditor of the Company, Senior Vice  53    1982
                               President of the Bank

 Officers of BNY who perform major policy making functions:
                                                                       Bank
                                                                     Executive
                                                                      Officer
    Name                           Office and Experience         Age   Since
    ----                           ---------------------         ---   ------

Gerald L. Hassell  1994-1995  Senior Executive Vice President     43    1990
                              and Chief Commercial Banking
                              Officer
                   1992-1994  Executive Vice President -
                              Special Industries Banking
                   1990-1991  Executive Vice President -
                              Communications, Entertainment,
                              and Publishing Division

Robert J. Mueller  1992-1995  Senior Executive Vice President -   53    1989
                              Chief Credit Policy Officer
                   1990-1992  Executive Vice President - Mortgage
                              & Construction Lending

Richard A. Pace    1990-1995  Executive Vice President and Chief  49    1989
                              Technologist


There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The material responsive to such item in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The material responsive to such item in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The material responsive to such item in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders is incorporated by reference.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(a) 1  Financial Statements:


    See Item 8.


(a) 2  Financial Statement Schedules:

     Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

(a) 3  Listing of Exhibits:

Exhibit No. Per
Regulation S-K                          Description
--------------                          -----------

   3    (a) The By-Laws of The Bank of New York Company, Inc. as amended through October 13, 1987.
            (Filed as Exhibit 3(a) to the Company's 1987 Annual Report on Form 10-K Form 10-K and incorporated herein by reference.)

        (b) Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated July 20, 1994.
            (Filed as Exhibit 4 to Form 10-Q filed by the Company on November 10, 1994 and incorporated herein by reference.)

   4    (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instruments.

        (b) Rights Agreement, including form of Preferred Stock Purchase Rights, incorporated herein by reference to the Company's Registration Statement on Form 8-A dated December 18, 1985.

        (c) First Amendment, dated as of June 13, 1989, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the amendment on Form 8, dated June 14, 1989, to the registrant's Registration Statement on Form 8-A, dated
            December 18, 1985.

        (d) Second Amendment, dated as of April 30, 1993, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the amendment on Form 8-A/A, dated April 30, 1993, to the registrant's Registration Statement on Form 8-A dated
            December 18, 1985.

        (e) Third Amendment, dated as of March 8, 1994, to the Rights Agreement, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, Incorporated by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K for the Report Date March 8, 1994.

 10     (a) 1984 Stock Option Plan of The Bank of New York Company, Inc. as
            amended through February 23, 1988. (Filed as Exhibit 10(a) to the Company's 1988 Annual Report on Form 10-K and incorporated herein by reference.)*

        (b) Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc.*

        (c) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990. (Filed as Exhibit 10(b) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference.)*

        (d) Amendments to The Bank of New York Company, Inc. Excess Contribution Plan dated February 23, 1994 and November 9, 1993. (Filed as Exhibit 10(c) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

Exhibit No. Per
Regulation S-K                     Description
--------------                     -----------

  10    (e) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.
            (Filed as Exhibit 10(d) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.)*

        (f) Amendments to The Bank of New York Company, Inc. Excess Benefit Plan dated February 23, 1994 and November 9, 1993.
            (Filed as Exhibit 10(e) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (g) Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.*

        (h) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc.
            (Filed as Exhibit 10(g) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (i) 1988 Long-Term Incentive Plan as amended through December 8, 1992. (Filed as Exhibit 10(f) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.)*

        (j) Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc.*

        (k) The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan. (Filed as Exhibit 10(m) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.)*

        (l) Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.*

        (m) The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.
            (Filed as Exhibit 10(n) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.)*

        (n) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated March 9, 1993.
            (Filed as Exhibit 10(k) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (o) Amendment dated October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.*

        (p) Trust Agreement dated April 19, 1988 related to certain executive compensation plans and agreements.
            (Filed as Exhibit 10(h) to the Company's 1988 Annual Report on Form 10-K and incorporated herein by reference.)*

        (q) Trust Agreement dated November 16, 1993 related to certain executive compensation plans and agreements.
            (Filed as Exhibit 10(m) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (r) Amendment dated October 11, 1994 to Trust Agreement dated November 16, 1993, related to certain executive compensation plans and agreements.*

Exhibit No. Per
Regulation S-K                Description
--------------                -----------

  10    (s) Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements.*

        (t) Form of Remuneration Agreement between the Company and two of the five most highly compensated executive officers of the Company. (Filed as Exhibit 10 to the Company's 1982 Annual Report on Form 10-K and incorporated herein by reference.)*

        (u) Form of Tax Reimbursement Agreement dated as of July 13, 1994 between the Company and two of the five most highly compensated executive officers of the Company.*

        (v) Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company.*

        (w) The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.
           (Filed as Exhibit 10(r) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (x) Amendment dated November 8, 1994 to The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.*

        (y) Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.
            (Filed as Exhibit 10(s) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (z) Amendment dated November 8, 1994 to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.*

   11       Statement - Re: Computation of Per Common Share Earnings

   12       Statement - Re: Computation of Earnings to Fixed Charges Ratios

   13       Portions of the 1994 Annual Report to Shareholders

   21       Subsidiaries of the Registrant

   23.1     Consent of Deloitte & Touche LLP

   23.2     Consent of Arthur Andersen LLP

   27       Financial Data Schedule

   99       Report of Independent Public Accountants for National Community
            Banks, Inc.
--------------------
* Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

           October 13, 1994: Unaudited interim financial information and accompanying discussion for the third quarter of 1994.

           December 6, 1994: An Underwriting Agreement dated December 6, 1994, a Form of Note, an Officers' Certificate, an Opinion of Counsel, and a Consent of Counsel in connection with a Registration Statement on Form S-3 (File Nos. 33-51984 and 33-50333) covering the Company's 8.50% Subordinated Notes Due 2004 issuable under an Indenture dated October 1, 1993.

           January 17, 1995: Unaudited interim financial information and accompanying discussion for the fourth quarter of 1994.

(c) Exhibits:

           Submitted as a separate section of this report.

(d) Financial Statements Schedules:

           None

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on the 27th day of March, 1995.

                                    THE BANK OF NEW YORK COMPANY, INC.


                             By: \s\ Deno D. Papageorge
                                  -------------------------------------
                                     (Deno D. Papageorge
                                      Senior Executive Vice President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1995.

        Signature                                         Title
        ---------                                         -----

\s\J. Carter Bacot                             Chairman and
-----------------------------------            Chief Executive Officer
(J. Carter Bacot)                              (principal executive officer)


\s\ Deno D. Papageorge                         Senior Executive Vice President
-----------------------------------            (principal financial officer)
(Deno D. Papageorge)


\s\ Robert E. Keilman                          Comptroller
------------------------------------           (principal accounting officer)
(Robert E. Keilman)


                                               Director
------------------------------------
(Richard Barth)


\s\ William R. Chaney                          Director
------------------------------------
(William R. Chaney)


\s\ Samuel F. Chevalier                        Vice Chairman and Director
------------------------------------
(Samuel F. Chevalier)


                                               Director
------------------------------------
(Anthony P. Gammie)


\s\ Ralph E. Gomory                            Director
------------------------------------
(Ralph E. Gomory)

\s\ Alan R. Griffith                           Vice Chairman
------------------------------------           and Director
(Alan R. Griffith)


\s\ Edward L. Hennessy, Jr.                    Director

------------------------------------
(Edward L. Hennessy, Jr.)


\s\ John C. Malone                             Director
------------------------------------
(John C. Malone)


\s\ Donald L. Miller                           Director
------------------------------------
(Donald L. Miller)


\s\ H. Barclay Morley                          Director
------------------------------------
(H. Barclay Morley)


\s\ Martha T. Muse                             Director
------------------------------------
(Martha T. Muse)


\s\ Catherine A. Rein                          Director
------------------------------------
(Catherine A. Rein)


\s\ Thomas A. Renyi                            President and
------------------------------------           Director
(Thomas A. Renyi)


\s\ Harold E. Sells                            Director
------------------------------------
(Harold E. Sells)


\s\ Delbert C. Staley                          Director
------------------------------------
(Delbert C. Staley)


\s\ W. S. White, Jr.                           Director
------------------------------------
(W. S. White, Jr.)


\s\ Samuel H. Woolley                          Director
------------------------------------
(Samuel H. Woolley)

                        INDEX TO EXHIBITS
Exhibit No.
------------
  3   (a) The By-Laws of The Bank of New York Company, Inc. as amended through
          October 13, 1987.*

      (b) Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated July 20, 1994.*

  4   (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instruments.

      (b) Rights Agreement, including form of Preferred Stock Purchase
          Rights.*

      (c) First Amendment, dated as of June 13, 1989, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent.*

      (d) Second Amendment, dated as of April 30, 1993, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent.*

      (e) Third Amendment, dated as of March 8, 1994, to the Rights Agreement, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent.*

 10   (a) 1984 Stock Option Plan of The Bank of New York Company, Inc. as
          amended through February 23, 1988.*

      (b) Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc.

      (c) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.*

      (d) Amendments to The Bank of New York Company, Inc. Excess Contribution Plan dated February 23, 1994 and November 9, 1993.*

      (e) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.*

      (f) Amendments to The Bank of New York Company, Inc. Excess Benefit Plan dated February 23, 1994 and November 9, 1993.*

      (g) Amendment dated May 10, 1994 to The Bank of New York Co., Inc. Excess Benefit Plan.

      (h) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc.*

      (i) 1988 Long-Term Incentive Plan as amended through December 8, 1992.*

      (j) Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc.

      (k) The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan.*

      (l) Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.

      (m) The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.*

                           INDEX TO EXHIBITS
Exhibit No.
------------
     10  (n) Amendment to The Bank of New York Company, Inc. Supplemental
             Executive Retirement Plan dated March 9, 1993.*

         (o) Amendment dated October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.

         (p) Trust Agreement dated April 19, 1988 related to deferred compensation plans.*

         (q) Trust Agreement dated November 16, 1993 related to deferred compensation plans.*

         (r) Amendment dated October 11, 1994 to Trust Agreement dated Novemeber 16, 1993, related to deferred compensation plans.

         (s) Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements.

         (t) Form of Remuneration Agreement between the Company and two of the five most highly compensated executive officers of the Company.*

         (u) Form of Tax Reimbursement Agreement dated as of July 13, 1994 between the Company and two of the five most highly compensated executive officers of the Company.

         (v) Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company.

         (w) The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.*

         (x) Amendment dated November 8, 1994 to The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.

         (y) Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.*

         (z) Amendment dated November 8, 1994 to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.

     11      Statement - Re: Computation of Per Common Share Earnings

     12      Statement - Re: Computation of Earnings to Fixed Charges Ratios

     13      Portions of the 1994 Annual Report to Shareholders

     21      Subsidiaries of the Registrant

     23.1    Consent of Deloitte & Touche LLP

     23.2    Consent of Arthur Andersen LLP

     27      Financial Data Schedule

     99 Report of Independent Public Accountants for National Community Banks, Inc.
-------------------
     * Incorporated by reference