Form 10-Q
period 1995-03-31
BANK OF NEW YORK CO INC
filed 1995-05-12
CIK 9626

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

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

    The number of shares outstanding of the issuer's Common
Stock, $7.50 par value, was 190,945,440 shares as of April 28, 1995.

                THE BANK OF NEW YORK COMPANY, INC.
                            FORM 10-Q
                       TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994                 3

          Consolidated Statements of Income
          For the Three Months Ended March 31,
          1995 and 1994                                        4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Three Months Ended March 31, 1995            5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31,
          1995 and 1994                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10


PART 2.  OTHER INFORMATION
- --------------------------

Item 1.  Legal Proceedings                                     17

Item 4.  Submissions of Matters to Vote of Security Holders    17

Item 6.  Exhibits and Reports on Form 8-K                      17


SIGNATURE                                                      19

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
- -----------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                 (Unaudited)


                                                     March 31,  December 31,
                                                       1995         1994
                                                       ----         ----
Assets
- ------
Cash and Due from Banks                             $ 3,723      $ 2,903
Interest-Bearing Deposits in Banks                      954          992
Securities:
  Held-to-Maturity (fair value of $2,650 in
    1995 and $2,707 in 1994)                          2,859        2,930
  Available-for-Sale                                  1,838        1,721
                                                    -------      -------
     Total Securities                                 4,697        4,651
Trading Assets at Fair Value                          1,635          940
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                             3,412        3,019
Loans (less allowance for loan losses of $749
  in 1995 and $792 in 1994)                          33,488       32,291
Premises and Equipment                                  906          914
Due from Customers on Acceptances                     1,035          810
Accrued Interest Receivable                             274          290
Other Assets                                          2,156        2,069
                                                    -------      -------
      Total Assets                                  $52,280      $48,879
                                                    =======      =======
Liabilities and Shareholders' Equity
- ------------------------------------
Deposits
 Noninterest-Bearing (principally
   domestic offices)                                $ 8,173      $ 8,579
 Interest-Bearing
  Domestic Offices                                   15,428       14,871
  Foreign Offices                                    11,304       10,641
                                                    -------      -------
   Total Deposits                                    34,905       34,091
Federal Funds Purchased and Securities Sold
 Under Repurchase Agreements                          1,949        1,502
Other Borrowed Funds                                  6,337        4,738
Acceptances Outstanding                               1,036          812
Accrued Taxes and Other Expenses                      1,135        1,049
Accrued Interest Payable                                247          213
Other Liabilities                                       392          404
Long-Term Debt                                        1,732        1,774
                                                    -------      -------
   Total Liabilities                                 47,733       44,583
                                                    -------      -------
Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding
  184,000 shares                                        111          111
 Class A Preferred Stock - par value
  $2.00 per share, authorized 5,000,000
  shares, outstanding 219,604 shares
  in 1995 and 322,104 shares in 1994                      6            8
 Common Stock-par value $7.50 per share,
  authorized 350,000,000 shares, issued
  193,914,725 shares in 1995 and
  190,213,322 shares in 1994                          1,454        1,427
 Additional Capital                                     900          858
 Retained Earnings                                    2,196        2,048
 Securities Valuation Allowance                          (3)         (58)
                                                    -------      -------
                                                      4,664        4,394
 Less:  Treasury Stock-3,133,305 shares in 1995
  and 2,566,071 shares in 1994, at cost                  97           78
        Loan to ESOP-712,695 shares, at cost             20           20
                                                    -------      -------
   Total Shareholders' Equity                         4,547        4,296
                                                    -------      -------
    Total Liabilities and Shareholders' Equity      $52,280      $48,879
                                                    =======      =======
- -----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

- -----------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
                       Consolidated Statements of Income
                                  (Unaudited)
                    (In millions, except per share amounts)

                                        For the three months ended
                                                 March 31,
                                              1995      1994
                                              ----      ----
Interest Income
Loans                                        $ 765     $ 512
Securities
  Taxable                                       56        57
  Exempt from Federal Income Taxes              12        15
                                             -----     -----
                                                68        72
Deposits in Banks                               30         8
Federal Funds Sold and Securities
 Purchased Under Resale Agreements              66        19
Trading Assets                                   7        15
                                             -----     -----
      Total Interest Income                    936       626
                                             -----     -----
Interest Expense
Deposits                                       308       166
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements               32        27
Other Borrowed Funds                            72        23
Long-Term Debt                                  33        27
                                             -----     -----
      Total Interest Expense                   445       243
                                             -----     -----
Net Interest Income                            491       383
Provision for Loan Losses                       50        45
                                             -----     -----
Net Interest Income After
 Provision for Loan Losses                     441       338
                                             -----     -----
Noninterest Income
Processing Fees
 Securities                                     98        88
 Other                                          44        42
                                             -----     -----
                                               142       130
Trust and Investment Fees                       32        33
Service Charges and Fees                       113       119
Securities Gains                                 7        12
Other                                           25        56
                                             -----     -----
    Total Noninterest Income                   319       350
                                             -----     -----
Noninterest Expense
Salaries and Employee Benefits                 222       211
Net Occupancy                                   44        47
Furniture and Equipment                         22        22
Other                                          128       123
                                             -----     -----
  Total Noninterest Expense                    416       403
                                             -----     -----
Income Before Income Taxes                     344       285
Income Taxes                                   131       107
                                             -----     -----
Net Income                                   $ 213     $ 178
                                             =====     =====
Net Income Available to
 Common Shareholders                         $ 210     $ 174
                                             =====     =====
Per Common Share Data:
   Primary Earnings                          $1.12     $0.93
   Fully Diluted Earnings                     1.06      0.87
   Cash Dividends                             0.32      0.225

Average Common Shares Outstanding              188       188
- -------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
            Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                    For the three months ended March 31, 1995
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1995   $111     $ 8  $1,427   $858   $2,048      $(58)   $ 78   $20
Changes:
  Net Income                                        213
  Cash Dividends
   Common Stock                                     (60)
   Preferred Stock                                   (3)
  Conversion of
   Debentures                        23     38
  Conversion of
   Preferred Stock           (2)      1      1
  Acquisition of
   Common Stock
   Warrants and
   Issuance of
   Common Stock                       3      3                        (36)
  Treasury Stock
   Acquired                                                            55
  Net Unrealized
   Gain on Secur-
   ities Avail-
   able for Sale                                               55
  Change in
   Cumulative
   Foreign
   Currency
   Translation
   Adjustment                                        (2)
                   ----     ---  ------   ----   ------      ----    ----   ---
Balance,
 March 31, 1995    $111     $ 6  $1,454   $900   $2,196      $ (3)   $ 97   $20
                   ====     ===  ======   ====   ======      ====    ====   ===
- -------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)


                                                     For the three months ended
                                                             March 31,
                                                           1995      1994
                                                           ----      ----
Operating Activities
 Net Income                                             $   213   $   178
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate       51        45
   Depreciation and Amortization                             48        48
   Deferred Income Taxes                                     64        53
   Securities Gains                                          (7)      (12)
   Change in Trading Assets                                (695)     (230)
   Change in Accruals and Other, Net                         55      (237)
                                                        -------   -------
     Net Cash Used by Operating Activities                 (271)     (155)
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks              69       (21)
   Purchases of Securities Held-to-Maturity                 (78)     (107)
   Maturities of Securities Held-to-Maturity                159       141
   Purchases of Securities Available-for-Sale               (38)     (486)
   Sales of Securities Available-for-Sale                    15       693
   Maturities of Securities Available-for-Sale                7         5
   Net Principal Disbursed on Loans to Customers         (1,377)   (2,085)
   Sales of Loans                                            86       122
   Sales of Other Real Estate                                 3         6
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                      (392)     (264)
   Purchases of Premises and Equipment                       (9)       (6)
   Acquisitions, Net of Cash Acquired                        67      (160)
   Proceeds from the Sale of Premises and Equipment           -         4
   Partial Sale of Unconsolidated Subsidiary                  -        37
   Other, Net                                               (44)     (108)
                                                        -------   -------
     Net Cash Used by Investing Activities               (1,532)   (2,229)
                                                        -------   -------
Financing Activities
   Change in Deposits                                       594       560
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                        447        15
   Change in Other Borrowed Funds                         1,620       717
   Repayments of Long-Term Debt                              (2)      (50)
   Redemption, Conversion and Repurchases of
    Preferred Stock & Warrants                                -      (173)
   Issuance of Common Stock                                  42         2
   Treasury Stock Acquired                                  (55)        -
   Cash Dividends Paid                                      (63)      (46)
                                                        -------   -------
     Net Cash Provided by Financing Activities            2,583     1,025
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                      40        13
                                                        -------   -------
Change in Cash and Due From Banks                           820    (1,346)
Cash and Due from Banks at Beginning of Period            2,903     4,511
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 3,723   $ 3,165
                                                        =======   =======
- -----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $   412   $   224
   Income Taxes                                               5        11
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                              5        29
- -----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

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

2.  Allowance for Loan Losses
    -------------------------

      Transactions in the allowance for loan losses are summarized as follows:

                                          Three months ended
                                              March 31,
(In millions)                            1995            1994
                                         ----           -----
 Balance, Beginning of Period           $ 792           $ 970
  Charge-offs                            (107)           (100)
  Recoveries                               11              17
                                        -----           -----
  Net Charge-Offs                         (96)            (83)

  Acquisition                               1               -
  Credit Card Securitization                2               2
  Provision                                50              45
                                        -----           -----
 Balance, End of Period                 $ 749           $ 934
                                        =====           =====

     Effective January 1, 1995, the Company adopted a new accounting standard which introduces the time value of money into the determination of the allowance for loan losses. The portion of the allowance allocated to nonaccrual commercial loans over $1 million is now measured by the difference between their recorded value and fair value. Fair value is either the present value of the expected future cash flows from borrowers, market value of the loan, or the fair value of the collateral. At March 31, 1995, such loans aggregated $209 million, of which $170 million exceeded their fair value by $41 million. For the first quarter of 1995, the average amount of impaired loans was $213 million and interest income (cash received) recognized on them was $1 million.

     Commercial loans are placed on nonaccrual status when collateral is insufficient and principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Accrued interest is usually reversed when a loan is placed on nonaccrual status. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management's judgment. Loans are not restored to accruing status until principal and interest are current or they become fully collateralized. Consumer loans are not classified as nonperforming assets, but are charged off when they are between 120 and 185 days past due. Real estate acquired in satisfaction of loans is carried in other assets at the lower of recorded investment in the property or fair value minus estimated costs to sell.

3. Capital Resources
   -----------------

     During the quarter, the Company purchased 1.7 million of its common shares for $55 million, completing a 5 million share buyback program begun in the second quarter of last year, at an aggregate cost of approximately $168 million. All of the repurchased shares were used or are being held in treasury for use in connection with employee benefit plans.

4.  Commitments and Contingent Liabilities
    --------------------------------------

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

     In May 1990, NEB brought suit against the Company in the United States Court for the District of Connecticut seeking money damages of $350 million relating to NEB's allegations that the Company breached its obligations. In November 1990, the Company filed a motion for summary judgment to have the lawsuit dismissed; in June 1991, this motion was granted as to NEB's Connecticut Unfair Trade Practices Act and libel claims and denied as to NEB's other claims. In March 1993, the Company's motion for summary judgment on NEB's contract claims was denied. In May 1993, as part of the acquisition of NEB's Class A voting common stock by First Fidelity Bancorporation, NEB's interest in the suit was transferred to a trust funded with $2 million for the benefit of former NEB shareholders. In the opinion of management, the claims made are without merit.


     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

5.  Acquisitions and Dispositions
    -----------------------------

     On March 25, 1995 the Company agreed to acquire The Putnam Trust Company of Greenwich, headquartered in Greenwich, Connecticut. Putnam Trust Company has 8 branches in Fairfield County, with $655 million in assets at March 31, 1995. The Company has agreed to purchase the securities processing businesses of BankAmerica Corporation. The acquisition includes U.S. and global custody, as well as securities lending, securities clearance, and master trust. BankAmerica Corporation has approximately $462 billion in custody assets, while those of the Company total $1.65 trillion. These transactions are expected to close in the second half of 1995 and are subject to regulatory approval.

     On May 3, 1995, the Company sold its $7.6 billion residential mortgage servicing portfolio. The Company has also completed the closing of its mortgage origination offices on the west coast and in other parts of the U.S. However, the Company will continue to originate residential mortgages through 11 offices in New York, New Jersey and Connecticut.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

     The Bank of New York Company, Inc. reported first quarter fully diluted earnings per share of $1.06, a 22% increase over the 87 cents earned in the first quarter of 1994. Net income rose by 20% to $213 million from $178 million earned in the same period last year.

     Net interest income, on a taxable equivalent basis, totaled $502 million in the first quarter, a $106 million or 27% increase over the first quarter of last year. Tax equivalent net interest income was up from the fourth quarter of 1994, as it increased by $16 million, or 3%. The net yield on interest earning assets of 4.49%, a quarterly record, was 10 basis points higher than in the fourth quarter of 1994 and 60 basis points higher than the first quarter of 1994. The Company continued to shift its asset mix toward higher yielding assets, including credit cards. Revenues from the Company's securities processing business grew 11% and were led by strong performances from ADRs, corporate trust, mutual funds custody and master trust. Continued strict control of operating costs also contributed to higher earnings.

     Return on average common equity was a record 19.98% in the first quarter of 1995, compared with 19.03% in the fourth quarter of 1994 and 18.55% in the first quarter of last year. Return on average assets for the first quarter was a record 1.65% versus 1.55% in the fourth quarter and 1.50% in the first quarter of 1994.

CAPITAL AND LIQUIDITY
- ---------------------

     The Company's estimated Tier 1 capital and Total capital ratios were 8.59% and 13.34% at March 31, 1995 compared with 8.45% and 13.43% at December 31, 1994, and 8.28% and 12.89% at March 31, 1994. Tangible common equity as a percent of total assets was 7.40% at March 31, 1995 compared with 7.39% at December 31, 1994 and 6.84% one year ago.

NET INTEREST INCOME
- -------------------

                         1995             1994
                        -------    ------------------
                          1st        4th        1st
(In millions)           Quarter    Quarter    Quarter
                        -------    -------    -------
Net Interest Income      $502       $486       $396

Net Interest Rate
 Spread                  3.41%      3.44%      3.18%

Net Yield on Interest
 Earning Assets          4.49       4.39       3.89

     On a taxable equivalent basis, net interest income amounted to a record $502 million in the first quarter of 1995, compared with $396 million in the same period of 1994, an increase of 27%. The net interest rate spread was 3.41% in the first quarter of 1995 compared with 3.44% in the fourth quarter of 1994 and 3.18% one year ago. The net yield on interest earning assets was a record 4.49% in the first quarter of 1995 compared with 4.39% in the fourth quarter of 1994 and 3.89% in the same period last year. The return of a portion of the Company's credit card securitization to its balance sheet was of modest benefit to the yield.

     The Company's credit card business continued its strong growth. Managed outstandings were up by 21% to $7.6 billion from $6.3 billion and the number of card accounts increased by 16% to 5.7 million from 4.9 million one year ago.

     Interest lost on loans on nonaccrual status at March 31, 1995 and 1994, reduced net interest income by $5 million and $6 million for the three months ended March 31, 1995 and 1994.

NONINTEREST INCOME
- ------------------

                                  1st Quarter
                                  -----------
(In millions)                     1995   1994
                                  ----   ----
Processing Fees
 Securities                       $ 98   $ 88
 Other                              44     42
                                  ----   ----
                                   142    130
Trust and Investment Fees           32     33
Income from Credit Card
 Securitization                      3     12
Other Service Charges and Fees     110    107
Securities Gains                     7     12
Foreign Exchange and
 Other Trading Activities           12     16
Other                               13     40
                                  ----   ----
Total Noninterest Income          $319   $350
                                  ====   ====

     Securities processing fees increased 11% to $98 million compared to $88 million in the first quarter of 1994. All of the Company's securities processing businesses showed increases compared with the fourth quarter of 1994, with the strongest performances coming from ADRs, corporate trust, mutual funds custody and master trust. Trade finance revenue increased by 22% over the first quarter of last year. Total revenues in funds transfer were up 20% from last year. However, service fees in the funds transfer and deposit services areas were lower this quarter due to customers' continued use of compensating balances in lieu of fees in the current high interest rate environment. Credit card interchange income, which increased 50% to $17 million in the first quarter, and syndication fees were also areas of strength. Other noninterest income was $13 million versus $40 million in the first quarter of 1994. The difference relates principally to the inclusion of a $22 million non-recurring pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd. in the first quarter of 1994.

     The return of the securitized credit card receivables to the balance sheet reduced noninterest income by $10 million compared to last year's first quarter.

NONINTEREST EXPENSE AND INCOME TAXES
- ------------------------------------

     The Company continued its strict control of expenses in the first quarter of 1995. Total noninterest expense was up only 3% to $416 million from $403 million in the same period last year. Salaries and employee benefits increased 5% in the first quarter to $222 million from $211 million in the same period last year due in part to acquisitions in the Company's securities processing and factoring businesses and growth in its credit card business. Occupancy and furniture and equipment expense were down 4% from last year's first quarter. The effective tax rate for the first quarter of 1995 was 38.1% compared with 37.5% for the first quarter of 1994.

NONPERFORMING ASSETS
- --------------------

                                                Change
                                                1Q 1995 vs
(Dollars in millions)        3/31/95  12/31/94  4Q 1994
                             -----------------------------
Loans:
    HLT                       $ 23      $ 24      (4)%
    Commercial Real Estate      67        63       6
    Other Commercial            47        50      (6)
    Foreign                     31        32      (3)
    LDC                         34        45     (24)
    Community Banking           79        83      (5)
                              ----      ----
  Total Loans                  281       297      (5)
Other Real Estate               57        56       2
                              ----      ----
  Total                       $338      $353      (4)
                              ====      ====
Nonperforming Assets
 Ratio                         1.0%      1.1%
Allowance/Nonperforming
 Loans                       266.5     266.7
Allowance/Nonperforming
 Assets                      221.5     224.4

      This was the fifteenth consecutive quarter of nonperforming assets decreases. NPAs totaled $338 million at March 31, 1995, compared with $353 million at December 31, 1994, a decrease of $15 million or 4%.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
- ---------------------------------------

                                  1st      4th      1st
                                Quarter  Quarter  Quarter
                                -------  -------  -------
(In millions)                    1995     1994     1994
                                -------------------------
Provision                        $ 50     $ 39     $ 45
                                 ----     ----     ----
Net Charge-offs:
  HLT                               -       (1)       -
  Commercial Real Estate           (4)       -       (5)
  Other Commercial                 (4)     (16)     (20)
  Consumer                        (63)     (48)     (39)
  Foreign                         (11)     (17)       -
  Other                            (3)      (1)     (19)
                                 ----     ----     ----
     Total                        (85)     (83)     (83)
Acquisition                         1        -        -
Credit Card Securitization          2        3        2
                                 ----     ----     ----
Decrease in Regular Allowance    $(32)    $(41)    $(36)
                                 ====     ====     ====
Other Real Estate Expenses       $  1     $  4     $  2


     The increase in the provision was principally related to growth in the credit card portfolio, particularly in the Consumers Edge (registered servicemark) product line. The allowance for loan losses was $749 million, or 2.19% of loans at March 31, 1995, compared with $792 million, or 2.40% of loans at December 31, 1994. In addition, the Company charged off $11 million of loans to Yugoslavia.

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

     The Company securitized $1,350 million of credit card receivables in 1991; $50 million were outstanding at March 31, 1995, and are scheduled to mature during the second quarter of 1995. The impact of the securitization, assuming the funds received from the securitization were used to replace short-term borrowings, is summarized below:

                                    Three months ended
                                        March 31,
(In millions)                         1995     1994
                                      ----     ----
Lower Net Interest Income               $4      $34
Lower Provision for Loan Losses          1       13
Higher Noninterest Income                3       12


HIGHLY LEVERAGED TRANSACTIONS
- -----------------------------

     At March 31, 1995, HLT loans outstanding were $1,397 million and commitments were $476 million compared with $1,250 million and $480 million at December 31, 1994. At March 31, 1995, borrowers in the communication industry represented 45% of the HLT portfolio.

SECTOR PROFITABILITY
- --------------------

     The Company has an internal information system used for management purposes that produces sector performance data for Trust, and Securities and Other Processing, Retail Banking, Corporate Banking, and Other Sectors. A set of measurement principles has been developed to help ensure that reported results of the sectors track their economic performance.

     The sectors contributed to the Company's profitability for the first quarter as follows:

                              Trust, and
                              Securities
                               and Other     Retail      Corporate
                              Processing    Banking       Banking
                              ----------   ----------   ----------
(In millions)                 1995  1994   1995  1994   1995  1994
                              ----  ----   ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 36  $ 27   $305  $221   $133  $102
Provision for Loan Losses        -     -     66    60     30    24
Noninterest Income             201   189     39    52     69    88
Noninterest Expense            151   140    173   175     58    48
                              ----  ----   ----  ----   ----  ----
Income before Taxes           $ 86  $ 76   $105  $ 38   $114  $118
                              ====  ====   ====  ====   ====  ====

                                Other        Total
                              ----------   ----------
(In millions)                 1995  1994   1995  1994
                              ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 28  $ 46   $502  $396
Provision for Loan Losses      (46)  (39)    50    45
Noninterest Income              10    21    319   350
Noninterest Expense             34    40    416   403
                              ----  ----   ----  ----
Income before Taxes           $ 50  $ 66   $355  $298
                              ====  ====   ====  ====

     In the Trust, and Securities and Other Processing Sector, American Depositary Receipts and corporate trust showed exceptional growth. Other areas of strength included mutual funds custody and master trust. Securities processing fees increased 11% to $98 million compared to $88 million in the first quarter of 1994. All of the Company's securities processing businesses showed increases compared with the fourth quarter of 1994, with the strongest performances coming from ADRs, corporate trust, mutual funds custody and master trust. Trade finance revenue increased by 22% over the first quarter of last year. Total revenues in funds transfer were up 20% from last year. However, service fees in the funds transfer and deposit services areas were lower this quarter due to customers' continued use of compensating balances in lieu of fees in the current high interest rate environment.

     The increase in the Retail Sector principally reflects strong growth in the Company's credit card business and the higher value of noninterest-bearing balances. Maturities in the sector's credit card securitization program shifted revenue from noninterest income to net interest income.

     The increase in net interest income in the Corporate Banking Sector is attributable to higher yields as well as a decline in nonperforming assets.
In addition, increased earnings in the Company's factoring business contributed to the sector's results. The decline in noninterest income is primarily attributable to the inclusion of a $22 million non-recurring pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd. in the first quarter of 1994.

     The other sector reflects a credit for the difference between the recorded provision for loan losses and that allocated to the sectors. The other sector also had a decline in revenue from trading and investing activities.

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)


                             For the three months      For the three months
                             ended March 31, 1995      ended March 31, 1994
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------

ASSETS
- ------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,907    $  30   6.31%  $   563    $    8   5.39%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     4,598       66   5.86     2,444        19   3.23
Loans
 Domestic Offices           23,101      575  10.10    21,309       398   7.58
 Foreign Offices            10,554      192   7.36    10,005       116   4.69
                           -------   ------          -------    ------
   Total Loans              33,655      767   9.24    31,314       514   6.66
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,871       41   5.82     3,688        48   5.30
 U.S. Government Agency
  Obligations                  318        5   6.33       366         6   6.41
 Obligations of States and
  Political Subdivisions       713       19  10.71     1,024        24   9.55
 Other Securities,
  including Trading
  Securities                 1,232       19   6.24     1,822        20   4.35
                           -------   ------          -------    ------
   Total Securities          5,134       84   6.63     6,900        98   5.74
                           -------   ------          -------    ------
Total Interest-Earning
    Assets                  45,294      947   8.48%   41,221       639   6.29%
                                     ------                     ------
Allowance for Loan Losses     (787)                     (971)
Cash and Due from Banks      2,658                     3,000
Other Assets                 5,118                     5,116
                           -------                   -------
  TOTAL ASSETS             $52,283                   $48,366
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,414       36   4.26%  $ 3,626        22   2.47%
 Savings                     7,692       57   2.99     8,383        45   2.19
 Certificates of Deposit
  $100,000 & Over            1,863       26   5.76       885         7   3.06
 Other Time Deposits         2,489       31   5.07     2,268        24   4.37
 Foreign Offices            11,412      158   5.61     8,739        68   3.17
                            ------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 26,870      308   4.65    23,901       166   2.83
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,277       32   5.76     3,713        27   2.90
Other Borrowed Funds         4,691       72   6.25     2,610        23   3.63
Long-Term Debt               1,781       33   7.36     1,557        27   6.86
                            ------   ------           ------    ------
  Total Interest-Bearing
   Liabilities              35,619      445   5.07%   31,781       243   3.11%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    8,757                     9,440
Other Liabilities            3,527                     3,106
Preferred Stock                117                       243
Common Shareholders'
 Equity                      4,263                     3,796
                            ------                    ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $52,283                   $48,366
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  502   3.41%             $  396   3.18%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.49%                      3.89%
                                              ====                       ====

PART 2.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

     Discussion of litigation regarding Northeast Bancorp, Inc. is included in Note 4 to the Consolidated Financial Statements included in Part 1, Item 1 of this Report.


Item 4.  Submissions of Matters to Vote of Security Holders
- -----------------------------------------------------------

     The Company held its annual meeting on May 9, 1995 at The Bank of New York (Delaware) in Newark, Delaware. The following matters were submitted to a vote of the shareholders:

     -- Election of sixteen director nominees to new one-year terms was approved with no nominee receiving less than 168.6 million votes.

     -- Appointment of Deloitte & Touche LLP as the Company's independent public accountants for 1995 was ratified by a vote of 168.8 million affirmative to 2.0 million negative.

     -- A proposal that cumulative voting rights be accorded to shareholders was defeated by a vote of 31.8 million affirmative to 115.6 million negative.

     -- A proposal to limit the amount of time that an outside director can serve on the Company's board of directors was defeated by a vote of 10.6 million affirmative to 143.7 million negative.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)  The exhibits filed as part of this report are as follows:

     Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three Months Ended March 31, 1995 and 1994.

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Three months Ended March 31, 1995 and 1994.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at March 31, 1995 and for the three months ended March 31, 1995.

(b)  The Company filed the following reports on Form 8-K since December 31,
     1994:

     On January 17, 1995, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 1994 contained in the Company's press release dated January 17, 1995.

     On March 27, 1995, the Company filed a Form 8-K Current Report (Items
     5 and 7), which report included an Agreement and Plan of Merger (Merger Agreement), dated March 25, 1995 by and between The Bank of New York Company, Inc. (BNY) and The Putnam Trust Company of Greenwich (PTC), and a press release dated March 27, 1995 issued by BNY and PTC announcing the Merger Agreement.

     On April 17, 1995, the Company filed a Form 8-K Current Report (Items
     5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1995 contained in the Company's press release dated April 17, 1995.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: May 11, 1995                 \s\ Robert E. Keilman
                                       ------------------------------
                                       Robert E. Keilman
                                       Comptroller
                                       (principal accounting officer)

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
- -------           -----------


   11 Computation of Earnings Per Common Share for the Three Months Ended March 31, 1995 and 1994.


   12           Ratio of Earnings to Fixed Charges and
                Ratio of Earnings to Combined Fixed
                Charges and Preferred Stock Dividends
                for the Three Months Ended March 31, 1995 and 1994.

   27 Financial Data Schedule containing selected financial data at March 31, 1995 and for the Three months ended March 31, 1995.