Form 10-Q
period 1995-06-30
BANK OF NEW YORK CO INC
filed 1995-08-11
CIK 9626

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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

    The number of shares outstanding of the issuer's Common
Stock, $7.50 par value, was 192,080,153 shares as of July 31, 1995.

                THE BANK OF NEW YORK COMPANY, INC.
                            FORM 10-Q
                       TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994                  3

          Consolidated Statements of Income
          For the Three Months and Six Months
          Ended June 30, 1995 and 1994                         4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Six Months Ended June 30, 1995               5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30,
          1995 and 1994                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10


PART 2.  OTHER INFORMATION
- --------------------------

Item 1.  Legal Proceedings                                     19

Item 6.  Exhibits and Reports on Form 8-K                      19


SIGNATURE                                                      20

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
- -----------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                     June 30,  December 31,
                                                       1995        1994
                                                       ----        ----
Assets
- ------
Cash and Due from Banks                              $ 3,189     $ 2,903
Interest-Bearing Deposits in Banks                     1,109         992
Securities:
  Held-to-Maturity (fair value of $2,668 in
   1995 and $2,707 in 1994)                            2,801       2,930
  Available-for-Sale                                   2,037       1,721
                                                     -------     -------
    Total Securities                                   4,838       4,651
Trading Assets at Fair Value                           1,355         940
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                               2,979       3,019
Loans (less allowance for loan losses
 of $713 in 1995 and $792 in 1994)                    35,474      32,291
Premises and Equipment                                   900         914
Due from Customers on Acceptances                      1,126         810
Accrued Interest Receivable                              280         290
Other Assets                                           2,214       2,069
                                                     -------     -------
     Total Assets                                    $53,464     $48,879
                                                     =======     =======

Liabilities and Shareholders' Equity
- ------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $ 8,905     $ 8,579
 Interest-Bearing
    Domestic Offices                                  15,319      14,871
    Foreign Offices                                   12,654      10,641
                                                     -------     -------
     Total Deposits                                   36,878      34,091
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      2,709       1,502
Other Borrowed Funds                                   4,414       4,738
Acceptances Outstanding                                1,128         812
Accrued Taxes and Other Expenses                       1,167       1,049
Accrued Interest Payable                                 241         213
Other Liabilities                                        452         404
Long-Term Debt                                         1,710       1,774
                                                     -------     -------
     Total Liabilities                                48,699      44,583
                                                     -------     -------
Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding 184,000 shares           111         111
 Class A Preferred Stock - par value $2.00
  per share, authorized 5,000,000 shares,
  outstanding 215,604 shares in 1995 and
  322,104 shares in 1994                                   6           8
 Common Stock-par value $7.50 per share,
  authorized 350,000,000 shares, issued
  195,176,810 shares in 1995 and
  190,213,322 shares in 1994                           1,464       1,427
 Additional Capital                                      919         858
 Retained Earnings                                     2,361       2,048
 Securities Valuation Allowance                           32         (58)
                                                     -------     -------
                                                       4,893       4,394
 Less:  Treasury Stock-3,406,145 shares in
  1995 and 2,566,071 shares in 1994, at cost             108          78
        Loan to ESOP-712,695 shares, at cost              20          20
                                                     -------     -------
     Total Shareholders' Equity                        4,765       4,296
                                                     -------     -------
     Total Liabilities and Shareholders' Equity      $53,464     $48,879
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

                                      For the three           For the six
                                      months ended            months ended
                                         June 30,                June 30,
                                      1995       1994         1995      1994
                                      ----       ----         ----      ----
Interest Income
- ---------------
Loans                                $ 812      $ 561        $1,577    $1,073
Securities
  Taxable                               59         58           115       115
  Exempt from Federal Income Taxes      12         15            24        30
                                     -----      -----        ------    ------
                                        71         73           139       145
Deposits in Banks                       30         15            60        23
Federal Funds Sold and Securities
 Purchased Under Resale Agreements      62         35           128        54
Trading Assets                           6         14            13        29
                                     -----      -----        ------    ------
      Total Interest Income            981        698         1,917     1,324
                                     -----      -----        ------    ------
Interest Expense
- ----------------
Deposits                               335        192           643       358
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                             36         27            68        54
Other Borrowed Funds                    74         44           146        68
Long-Term Debt                          32         26            65        52
                                      ----       ----        ------    ------
      Total Interest Expense           477        289           922       532
                                      ----       ----        ------    ------
Net Interest Income                    504        409           995       792
- -------------------
Provision for Loan Losses               62         39           112        84
                                     -----      -----        ------    ------
Net Interest Income After
 Provision for Loan Losses             442        370           883       708
                                     -----      -----        ------    ------
Noninterest Income
- ------------------
Processing Fees
 Securities                            102         89           200       178
 Other                                  48         43            92        85
                                     -----      -----        ------    ------
                                       150        132           292       263
Trust and Investment Fees               32         34            64        67
Service Charges and Fees               109        116           222       234
Securities Gains                        13          4            20        15
Other                                   46         35            70        92
                                     -----      -----        ------    ------
    Total Noninterest Income           350        321           668       671
                                     -----      -----        ------    ------
Noninterest Expense
- -------------------
Salaries and Employee Benefits         223        212           444       423
Net Occupancy                           43         44            87        91
Furniture and Equipment                 21         21            43        43
Other                                  138        133           267       255
                                     -----      -----        ------    ------
  Total Noninterest Expense            425        410           841       812
                                     -----      -----        ------    ------
Income Before Income Taxes             367        281           710       567
Income Taxes                           141        105           272       212
                                     -----      -----        ------    ------
Net Income                           $ 226      $ 176        $  438    $  355
- ----------                           =====      =====        ======    ======
Net Income Available to
 Common Shareholders                 $ 223      $ 173        $  433     $ 347
- -----------------------              =====      =====        ======     =====
Per Common Share Data:
- ----------------------
   Primary Earnings                  $1.14      $0.92         $2.26     $1.85
   Fully Diluted Earnings             1.09       0.87          2.11      1.74
   Cash Dividends                     0.32       0.275         0.64      0.50

Average Common Shares Outstanding      190        188           189       188
- -----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                      For the six months ended June 30, 1995
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1995   $111     $ 8  $1,427   $858   $2,048      $(58)   $ 78   $20
Changes:
  Net Income                                        438
  Cash Dividends
   Common Stock                                    (121)
   Preferred Stock                                   (5)
  Conversion of
   Debentures                        27     43
  Conversion of
   Preferred Stock           (2)      1      1
  Acquisition of
   Common Stock
   Warrants and
   Issuance of
   Common Stock                       9     17                        (37)
  Treasury Stock
   Acquired                                                            67
  Net Unrealized
   Gain on Secur-
   ities Avail-
   able for Sale                                               90
  Change in
   Cumulative
   Foreign
   Currency
   Translation
   Adjustment                                         1
                   ----     ---  ------   ----   ------      ----    ----   ---
Balance,
 June 30, 1995     $111     $ 6  $1,464   $919   $2,361      $ 32    $108   $20
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
                                 (Unaudited)


                                                      For the six months ended
                                                              June 30,
                                                           1995      1994
                                                           ----      ----
Operating Activities
 Net Income                                             $   438   $   355
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate      115        87
   Depreciation and Amortization                             98        98
   Deferred Income Taxes                                     94       141
   Securities Gains                                         (20)      (15)
   Change in Trading Assets                                (415)     (248)
   Change in Accruals and Other, Net                         28      (526)
                                                        -------   -------
     Net Cash Provided (Used) by Operating Activities       338      (108)
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks             (86)     (536)
   Purchases of Securities Held-to-Maturity                (148)     (176)
   Maturities of Securities Held-to-Maturity                286       414
   Purchases of Securities Available-for-Sale              (342)     (498)
   Sales of Securities Available-for-Sale                   177     1,501
   Maturities of Securities Available-for-Sale               22         8
   Net Principal Disbursed on Loans to Customers         (3,661)   (2,659)
   Sales of Loans                                           250       169
   Sales of Other Real Estate                                11        20
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                        40      (217)
   Purchases of Premises and Equipment                      (23)      (23)
   Acquisitions, Net of Cash Acquired                        67      (161)
   Proceeds from the Sale of Premises and Equipment           1        11
   Partial Sale of Unconsolidated Subsidiary                  -        37
   Other, Net                                               (19)      (92)
                                                        -------   -------
     Net Cash Used by Investing Activities               (3,425)   (2,202)
                                                        -------   -------
Financing Activities
   Change in Deposits                                     2,589     2,190
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                      1,207      (480)
   Change in Other Borrowed Funds                          (303)    3,657
   Repayments of Long-Term Debt                             (16)      (65)
   Redemption, Conversion and Repurchases of
    Preferred Stock & Warrants                                -      (175)
   Issuance of Common Stock                                  63        16
   Treasury Stock Acquired                                  (67)      (21)
   Cash Dividends Paid                                     (126)     (102)
                                                        -------   -------
     Net Cash Provided by Financing Activities            3,347     5,020
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                      26        47
                                                        -------   -------
Change in Cash and Due From Banks                           286     2,757
Cash and Due from Banks at Beginning of Period            2,903     4,511
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 3,189   $ 7,268
                                                        =======   =======
- -----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $   893   $   463
   Income Taxes                                             181        83
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                             47        33
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

2.  Allowance for Loan Losses
    -------------------------

      Transactions in the allowance for loan losses are summarized as follows:

                                           Six months ended
                                               June 30,
(In millions)                            1995            1994
                                         ----           -----
 Balance, Beginning of Period           $ 792           $ 970
  Charge-offs                            (227)           (208)
  Recoveries                               32              33
                                        -----           -----
  Net Charge-Offs                        (195)           (175)

  Acquisition                               1               -
  Credit Card Securitization                3               6
  Provision                               112              84
                                        -----           -----
 Balance, End of Period                 $ 713           $ 885
                                        =====           =====

     Effective January 1, 1995, the Company adopted a new accounting standard which introduces the time value of money into the determination of the allowance for loan losses. The portion of the allowance allocated to nonaccrual commercial loans over $1 million is now measured by the difference between their recorded value and fair value. Fair value is either the present value of the expected future cash flows from borrowers, market value of the loan, or the fair value of the collateral. At June 30, 1995, such loans aggregated $162 million, of which $95 million exceeded their fair value by $26 million. For the second quarter of 1995, the average amount of impaired loans was $186 million and interest income (cash received) recognized on them was $226 thousand.

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

3. Common Stock
   ------------

     In the second quarter of 1995, the Company increased its quarterly common stock cash dividend to 36 cents per share from 32 cents per share.

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

5.  Acquisitions
    ------------

     The Company has agreed to purchase certain portions of the securities processing business of J.P. Morgan & Co. Incorporated and BankAmerica Corporation. The J.P. Morgan global custody business includes securities lending and domestic custody business in the United States and the United Kingdom. The BankAmerica acquisition includes U.S. and global custody, as well as securities lending, securities clearance and master trust. J.P. Morgan has approximately $800 billion in custody assets being sold to the Company and BankAmerica Corporation has approximately $462 billion in custody assets being sold to the Company while those of the Company total $1.65 trillion. The Company has also agreed to acquire the corporate trust business of NationsBank Corporation. This acquisition involves the transfer to the Company of approximately 11,500 bond trustee and agency accounts representing over $167 billion in outstanding securities.

     On March 25, 1995, the Company agreed to acquire The Putnam Trust Company of Greenwich, headquartered in Greenwich, Connecticut. Putnam Trust Company has 8 branches in Fairfield County with $661 million in assets at June 30, 1995.

     These transactions are expected to close by year end and are subject to regulatory approval. The pro forma effect of these acquisitions on the Company's 1994 income is not material.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

     The Company reported record second quarter fully diluted earnings per share of $1.09, a 25% increase over the 87 cents earned in the second quarter of 1994. Net income rose by 28% to $226 million from $176 million earned in the same period last year. Earnings per share, on a fully diluted basis, were $2.11 for the first half of 1995 compared with $1.74 in 1994. Net income for the first six months was $438 million, an increase of 23% over last year's $355 million. Earnings per share for the second quarter and first six months of 1995 were reduced by 3 and 7 cents for the dilutive effect of stock warrants issued in 1988. During the second quarter of 1995, the Company recorded an initial $11 million pre-tax gain ($6 million after-tax) on the sale of its ARCS Mortgage Inc. servicing portfolio.

     Net interest income, on a taxable equivalent basis, totaled $514 million in the second quarter, a $93 million or 22% increase over the second quarter of last year. Loan demand, in general, continued to strengthen along with an ongoing shift toward higher yielding assets. Revenues from the Company's securities processing business grew 15% over the second quarter of 1994 and were led by strong performances from ADRs, corporate trust, mutual funds custody, and master trust. Other processing fees grew 12% over the same period. Operating expenses remained under tight control.

     The Company increased its quarterly cash stock dividend to 36 cents per share, a 13% increase over the 32 cents previously paid. This increase will result in an annual rate of $1.44 per share, the highest in the Company's history, surpassing the previous high of $1.28 per share.

     Return on average common equity was 19.85% in the second quarter of 1995, compared with 19.98% in the first quarter of 1995 and 17.67% in the second quarter of last year. Return on average assets for the second quarter was a record 1.68% versus 1.65% in the first quarter of 1995 and 1.42% in the second quarter of 1994.


CAPITAL AND LIQUIDITY
- ---------------------

     The Company's Tier 1 capital and Total capital ratios were 8.56% and 13.12% at June 30, 1995 compared with 8.56% and 13.31% at March 31, 1995, and
8.29% and 12.76% at June 30, 1994. Tangible common equity as a percent of total assets was 7.67% at June 30, 1995 compared with 7.36% at March 31, 1995 and 6.49% one year ago.

NET INTEREST INCOME
- -------------------

                          2nd       1st       2nd
                        Quarter   Quarter   Quarter      Year-to-date
                        -------   -------   -------      ------------
(In millions)            1995      1995      1994       1995      1994
                        ---------------------------   -----------------

Net Interest Income      $514      $502      $421     $1,017      $817

Net Interest Rate
 Spread                  3.34%     3.41%     3.26%      3.38%     3.21%

Net Yield on Interest
 Earning Assets          4.45      4.49      3.98       4.47      3.94


     On a taxable equivalent basis, net interest income amounted to a record $514 million in the second quarter of 1995, compared with $421 million in the same period of 1994, an increase of 22%. The net interest rate spread was 3.34% in the second quarter of 1995 compared with 3.41% in the first quarter of 1995 and 3.26% one year ago. The net yield on interest earning assets was 4.45% in the second quarter of 1995 down slightly from the record 4.49% in the first quarter of 1995 but up compared with 3.98% in last year's second quarter.

     For the first six months of 1995, net interest income, on a taxable equivalent basis, amounted to $1,017 million compared with $817 million in the same period of 1994, an increase of 24%. The year-to-date net interest rate spread was 3.38% in 1995 compared with 3.21% in 1994, while the net yield on interest-earning assets was 4.47% in 1995 and 3.94% in 1994.

     The Company's credit card business continued its strong performance. Compared with last year's second quarter, managed outstandings were up 15% to $7.7 billion from $6.7 billion and the number of card accounts increased by 9% to 6.0 million from 5.5 million.

     Interest lost on loans on nonaccrual status at June 30, 1995 and 1994 reduced net interest income by $5 million and $6 million for the three months ended June 30, 1995 and 1994, and by $10 million and $12 million for the six months ended June 30, 1995 and 1994.

NONINTEREST INCOME
- ------------------
                                  2nd Quarter         Year-to-date
                                  -----------         ------------
(In millions)                    1995      1994      1995      1994
                                ----------------    ----------------
Processing Fees
  Securities                     $102      $ 89      $200      $178
  Other                            48        43        92        85
                                 ----      ----      ----      ----
                                  150       132       292       263
Trust and Investment Fees          32        34        64        67
Income from Credit Card
 Securitization                     -        11         3        24
Other Service Charges and Fees    109       105       219       210
Securities Gains                   13         4        20        15
Foreign Exchange and
 Other Trading Activities          13        13        25        29
Other                              33        22        45        63
                                 ----      ----      ----      ----
Total Noninterest Income         $350      $321      $668      $671
                                 ====      ====      ====      ====

     Securities processing fees increased 15% to $102 million compared to $89 million in the second quarter of 1994. In the first half of 1995, securities processing fees were $200 million compared to $178 million in 1994. The strongest performers in securities processing were ADRs, corporate trust, mutual funds custody and master trust. In other processing, trade finance revenue increased by 21% over the second quarter of last year and in funds transfer, total revenues including balance equivalents were up 20%. In other charges and fees, credit card interchange income and syndication fees showed substantial strength.

     An initial pre-tax gain of $11 million from the sale of ARCS Mortgage Inc. servicing portfolio was included in other noninterest income in the second quarter of 1995. The balance will be recognized in the third quarter. Other noninterest income in the first six months of 1994 included a $22 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

     The return of the securitized credit card receivables to the balance sheet reduced noninterest income by $11 million compared to last year's second quarter and by $21 million compared to last year's first half.


NONINTEREST EXPENSE AND INCOME TAXES
- ------------------------------------

     The Company continued to control expenses in the second quarter of 1995. Total noninterest expense was up only 4% to $425 million from $410 million in the same period last year. Year-to-date noninterest expenses were $841 million compared with $812 million in 1994. Salaries and employee benefits increased 5% in the second quarter to $223 million from $212 million in the same period last year due in part to acquisitions in the Company's securities processing and factoring businesses. Occupancy expense was down 2% compared with last year's second quarter. The effective tax rates for the second quarter and first six months of 1995 were 38.4% and 38.3% compared with 37.4% for the second quarter and first six months of 1994.


NONPERFORMING ASSETS
- --------------------
                                                Change
                                                2Q 1995 vs
(Dollars in millions)        6/30/95   3/31/95  1Q 1995
                             -----------------------------
Loans:
    HLT                       $ 16      $ 23     $ (7)
    Commercial Real Estate      54        67      (13)
    Other Commercial            49        47        2
    Foreign                     19        31      (12)
    LDC                         21        34      (13)
    Community Banking           73        79       (6)
                              ----      ----
  Total Loans                  232       281      (49)
Other Real Estate               88        57       31
                              ----      ----
  Total                       $320      $338      (18)
                              ====      ====
Nonperforming Assets
 Ratio                         0.9%      1.0%
Allowance/Nonperforming
 Loans                       307.3     266.5
Allowance/Nonperforming
 Assets                      222.8     221.6


     This was the sixteenth consecutive quarter of nonperforming assets decreases. NPAs totaled $320 million at June 30, 1995, compared with $338 million at March 31, 1995. The increase in other real estate is attributable to a $39 million California office complex that was foreclosed on in the second quarter of 1995.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
- ---------------------------------------

                                2nd     1st     2nd
                              Quarter Quarter Quarter  Year-to-date
                              ------- ------- -------  ------------
(In millions)                  1995    1995    1994    1995    1994
                              -----------------------  ------------
Provision                      $ 62    $ 50    $ 39    $112    $ 84
                               ----    ----    ----    ----    ----
Net Charge-offs:
  HLT                            (5)      -      (8)     (5)     (8)
  Commercial Real Estate        (14)     (2)     (1)    (16)     (6)
  Other Commercial               (4)     (4)    (10)     (8)    (30)
  Consumer                      (61)    (63)    (31)   (124)    (70)
  Foreign                         -     (13)     (7)    (13)     (7)
  Other                          (3)     (3)    (20)     (6)    (39)
                               ----    ----    ----    ----    ----
     Total                      (87)    (85)    (77)   (172)   (160)
Acquisition                       -       1       -       1       -
Credit Card Securitization        1       2       4       3       6
                               ----    ----    ----    ----    ----
Decrease in Regular Allowance  $(24)   $(32)   $(34)   $(56)   $(70)
                               ====    ====    ====    ====    ====
Other Real Estate Expenses     $  2    $  1    $  2    $  3    $  3


     The increase in the provision compared with 1994 was principally related to growth in the credit card portfolio, particularly in the Consumers Edge product line. The allowance for loan losses was $713 million, or 1.97% of loans at June 30, 1995, compared with $749 million, or 2.19% of loans at March 31, 1995. The Company eliminated its exposure to Yugoslavia in the second quarter with a $12 million charge-off.


CREDIT CARD SECURITIZATION
- --------------------------

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

     The Company securitized $1,350 million of credit card receivables in 1991; zero was outstanding at June 30, 1995. The impact of the securitization, assuming the funds received from the securitization were used to replace short-term borrowings, is summarized below:

                                      2nd Quarter     Year-to-date
                                      -----------     ------------
(In millions)                         1995    1994    1995    1994
                                      ----    ----    ----    ----
Lower Net Interest Income               $1     $27      $5     $60
Lower Provision for Loan Losses          -      10       2      23
Higher Noninterest Income                -      11       3      24


HIGHLY LEVERAGED TRANSACTIONS
- -----------------------------

     At June 30, 1995, HLT loans outstanding were $1,323 million and commitments were $501 million compared with $1,397 million and $476 million at March 31, 1995. At June 30, 1995, borrowers in the communication industry represented 46% of the HLT portfolio.


SECTOR PROFITABILITY
- --------------------

     The Company has an internal information system used for management purposes that produces sector performance data for Trust, and Securities and Other Processing, Retail Banking, Corporate Banking, and Other Sectors. A set of measurement principles has been developed to help ensure that reported results of the sectors track their economic performance. Sector results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. The data below has been restated to reflect the transfer from Corporate Banking to Other of certain gains and losses associated with foreign investments and subsidiaries.

     The sectors contributed to the Company's profitability for the second quarter and first six months as follows:

                              Trust, and
                              Securities
                               and Other     Retail      Corporate
(In millions)                 Processing    Banking       Banking
                              ----------   ----------   ----------
2nd Quarter                   1995  1994   1995  1994   1995  1994
                              ----  ----   ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 41  $ 31   $326  $231   $132  $121
Provision for Loan Losses        0     0     63    51     36    36
Noninterest Income             206   193     43    64     69    53
Noninterest Expense            154   144    179   176     62    61
                              ----  ----   ----  ----   ----  ----
Income Before Taxes           $ 93  $ 80   $127  $ 68   $103  $ 77
                              ====  ====   ====  ====   ====  ====

(In millions)                    Other        Total
                              ----------   ----------
2nd Quarter                   1995  1994   1995  1994
                              ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 15  $ 38   $514  $421
Provision for Loan Losses      (37)  (48)    62    39
Noninterest Income              32    11    350   321
Noninterest Expense             30    29    425   410
                              ----  ----   ----  ----
Income Before Taxes           $ 54  $ 68   $377  $293
                              ====  ====   ====  ====

                              Trust, and
                              Securities
                               and Other     Retail      Corporate
(In millions)                 Processing    Banking       Banking
                              ----------   ----------   ----------
Year-to-date                  1995  1994   1995  1994   1995  1994
                              ----  ----   ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 77  $ 58   $631  $452   $265  $223
Provision for Loan Losses        0     0    129   111     51    60
Noninterest Income             407   382     82   116    138   119
Noninterest Expense            305   284    352   351    120   113
                              ----  ----   ----  ----   ----  ----
Income Before Taxes           $179  $156   $232  $106   $232  $169
                              ====  ====   ====  ====   ====  ====

(In millions)                   Other        Total
                              ----------  ------------
Year-to-date                  1995  1994   1995   1994
                              ----  ----  ------  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 44  $ 84  $1,017  $817
Provision for Loan Losses      (68)  (87)    112    84
Noninterest Income              41    54     668   671
Noninterest Expense             64    64     841   812
                              ----  ----  ------  ----
Income Before Taxes           $ 89  $161  $  732  $592
                              ====  ====  ======  ====

     Securities processing fees increased 15% to $102 million compared to $89 million in the second quarter of 1994. In the first half of 1995 securities processing fees were $200 million compared to $178 million in 1994. The strongest performers in securities processing were ADRs, corporate trust, mutual funds custody and master trust. In other processing, trade finance revenue increased by 21% over the second quarter of last year and in funds transfer, total revenues including balance equivalents were up 20%.

     The increase in the Retail Sector principally reflects strong growth in the Company's credit card business and the higher value of noninterest-bearing balances. Charge-offs increased in both the quarter and year-to-date periods compared to last year. Credit card accounts past due 30-179 days were 3.19% of outstandings at the end of the second quarter of 1995 compared with 3.23% in the first quarter of 1995 and 2.34% in the second quarter of 1994. In the second quarter of 1995, net credit card charge-offs as a percentage of average outstandings were 3.17%, compared with 3.34% in the first quarter of 1995 and 2.86% in the second quarter of 1994. Maturities in the sector's credit card securitization program shifted revenue from noninterest income to net interest income.

     The increase in net interest income in the Corporate Banking Sector is attributable to increased loan demand, higher yields, and a decline in nonperforming assets. In addition, higher syndication fees and increased earnings in the Company's factoring business contributed to the sector's results.

     The Other Sector reflects a credit for the difference between the recorded provision for loan losses and that allocated to the sectors. Noninterest income in the first quarter of 1994 includes a $22 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)


                             For the three months      For the three months
                             ended June 30, 1995       ended June 30, 1994
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------

ASSETS
- ------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,929    $  30   6.32%  $ 1,248    $   15   4.96%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     4,074       62   6.06     3,508        35   3.98
Loans
 Domestic Offices           24,239      609  10.09    21,236       430   8.12
 Foreign Offices            10,990      204   7.46    10,264       132   5.17
                           -------   ------          -------    ------
   Total Loans              35,229      813   9.27    31,500       562   7.16
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,911       42   5.74     3,207        44   5.46
 U.S. Government Agency
  Obligations                  314        5   6.32       336         5   6.52
 Obligations of States and
  Political Subdivisions       664       18  10.89       969        23   9.55
 Other Securities,
  including Trading
  Securities                 1,260       21   6.58     1,712        26   5.96
                           -------   ------          -------    ------
   Total Securities          5,149       86   6.64     6,224        98   6.29
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     46,381      991   8.57%   42,480       710   6.71%
                                     ------                     ------
Allowance for Loan Losses     (737)                     (934)
Cash and Due from Banks      2,782                     2,754
Other Assets                 5,456                     5,620
                           -------                   -------
  TOTAL ASSETS             $53,882                   $49,920
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,406       39   4.54%  $ 3,599        25   2.74%
 Savings                     7,787       62   3.18     8,303        46   2.22
 Certificates of Deposit
  $100,000 & Over            1,850       27   5.87       798         7   3.36
 Other Time Deposits         2,588       34   5.33     2,268        22   4.02
 Foreign Offices            12,056      173   5.75     9,826        92   3.74
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 27,687      335   4.85    24,794       192   3.10
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,481       36   5.88     3,025        27   3.60
Other Borrowed Funds         4,680       74   6.29     4,188        44   4.23
Long-Term Debt               1,724       32   7.42     1,533        26   6.74
                           -------   ------          -------    ------
  Total Interest-Bearing
   Liabilities              36,572      477   5.23%   33,540       289   3.45%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    8,686                     8,679
Other Liabilities            4,000                     3,629
Preferred Stock                117                       137
Common Shareholders'
 Equity                      4,507                     3,935
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $53,882                   $49,920
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  514   3.34%             $  421   3.26%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.45%                      3.98%
                                              ====                       ====

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)


                              For the six months        For the six months
                              ended June 30, 1995       ended June 30, 1994
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------

ASSETS
- ------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,918   $   60   6.31%  $   907    $   23   5.09%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     4,335      128   5.96     2,979        54   3.67
Loans
 Domestic Offices           23,673    1,185  10.09    21,272       828   7.85
 Foreign Offices            10,773      396   7.41    10,135       248   4.93
                           -------   ------          -------    ------
   Total Loans              34,446    1,581   9.26    31,407     1,076   6.91
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,892       83   5.78     3,446        92   5.38
 U.S. Government Agency
  Obligations                  316       10   6.33       351        11   6.47
 Obligations of States and
  Political Subdivisions       688       37  10.80       996        48   9.55
 Other Securities,
  including Trading
  Securities                 1,246       40   6.41     1,767        45   5.13
                           -------   ------          -------    ------
   Total Securities          5,142      170   6.64     6,560       196   6.00
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     45,841    1,939   8.53%   41,853     1,349   6.50%
                                     ------                     ------
Allowance for Loan Losses     (762)                     (952)
Cash and Due from Banks      2,720                     2,876
Other Assets                 5,288                     5,369
                           -------                   -------
  TOTAL ASSETS             $53,087                   $49,146
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,410       74   4.40%  $ 3,612        47   2.60%
 Savings                     7,740      118   3.09     8,343        91   2.20
 Certificates of Deposit
  $100,000 & Over            1,857       54   5.82       841        13   3.21
 Other Time Deposits         2,539       66   5.20     2,268        47   4.20
 Foreign Offices            11,736      331   5.68     9,286       160   3.48
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 27,282      643   4.75    24,350       358   2.97
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,379       68   5.83     3,367        54   3.22
Other Borrowed Funds         4,686      146   6.27     3,403        68   4.00
Long-Term Debt               1,753       65   7.39     1,545        52   6.80
                           -------   ------           ------    ------
  Total Interest-Bearing
   Liabilities              36,100      922   5.15%   32,665       532   3.29%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    8,721                     9,057
Other Liabilities            3,763                     3,369
Preferred Stock                117                       189
Common Shareholders'
 Equity                      4,386                     3,866
                           -------                    ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $53,087                   $49,146
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $1,017   3.38%             $  817   3.21%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.47%                      3.94%
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



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)  The exhibits filed as part of this report are as follows:

Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three and Six Months Ended June 30, 1995 and 1994.

Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Three and Six months Ended June 30, 1995 and 1994.

Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at June 30, 1995 and for the Six Months ended June 30, 1995.

(b)  The Company filed the following reports on Form 8-K since March 31,
     1995:

On April 17, 1995, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1995 contained in the Company's press release dated April 17, 1995.

On July 13, 1995, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1995 contained in the Company's press release dated July 13, 1995.

On August 8, 1995, the Company filed a Form 8-K Current Report (Items 5 and
7), which report included a Distribution Agreement dated August 1, 1995, the Forms of Notes, An Officers' Certificate, and the Opinion of Counsel in connection with the Company's Registration Statements on Form S-3 (File Nos. 33-51984 and 33-50333) covering the Company's Subordinated Retail Medium-Term Notes issuable under an Indenture dated October 1, 1993.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: August 11, 1995                 \s\ Robert E. Keilman
                                       -----------------------
                                       Robert E. Keilman
                                       Comptroller
                                       (principal accounting officer)

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
- -------           -----------


   11 Computation of Earnings Per Common Share for the Three and Six Months Ended June 30,
                1995 and 1994.


   12           Ratio of Earnings to Fixed Charges and
                Ratio of Earnings to Combined Fixed
                Charges and Preferred Stock Dividends
                for the Three and Six Months Ended June 30,
                1995 and 1994.

   27 Financial Data Schedule containing selected financial data at June 30, 1995 and for the Six Months ended June 30, 1995.