Form 10-Q
period 1995-09-30
BANK OF NEW YORK CO INC
filed 1995-11-13
CIK 9626

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

    The number of shares outstanding of the issuer's Common
Stock, $7.50 par value, was 200,029,577 shares as of October 31, 1995.

                THE BANK OF NEW YORK COMPANY, INC.
                            FORM 10-Q
                       TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994             3

          Consolidated Statements of Income
          For the Three Months and Nine Months
          Ended September 30, 1995 and 1994                    4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Nine Months Ended September 30, 1995         5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30,
          1995 and 1994                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10


PART 2.  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                     19

Item 6.  Exhibits and Reports on Form 8-K                      19


SIGNATURE                                                      20

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
------------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                 (Unaudited)


                                                  September 30,  December 31,
                                                       1995          1994
                                                       ----          ----
Assets
------
Cash and Due from Banks                              $ 1,909       $ 2,903
Interest-Bearing Deposits in Banks                     1,092           992
Securities:
  Held-to-Maturity (fair value of $2,951 in
    1995 and $2,707 in 1994)                           3,090         2,930
  Available-for-Sale                                   2,085         1,721
                                                     -------       -------
    Total Securities                                   5,175         4,651
Trading Assets at Fair Value                             938           940
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                 844         3,019
Loans (less allowance for loan losses
 of $747 in 1995 and $792 in 1994)                    36,817        32,291
Premises and Equipment                                   906           914
Due From Customers on Acceptances                        912           810
Accrued Interest Receivable                              245           290
Other Assets                                           2,249         2,069
                                                     -------       -------
     Total Assets                                    $51,087       $48,879
                                                     =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $ 7,750       $ 8,579
 Interest-Bearing
    Domestic Offices                                  15,628        14,871
    Foreign Offices                                   10,364        10,641
                                                     -------       -------
     Total Deposits                                   33,742        34,091
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      3,849         1,502
Other Borrowed Funds                                   3,709         4,738
Acceptances Outstanding                                  917           812
Accrued Taxes and Other Expenses                       1,312         1,049
Accrued Interest Payable                                 228           213
Other Liabilities                                        394           404
Long-Term Debt                                         1,836         1,774
                                                     -------       -------
     Total Liabilities                                45,987        44,583
                                                     -------       -------
Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding 184,000 shares           111           111
 Class A Preferred Stock - par value $2.00
  per share, authorized 5,000,000 shares,
  outstanding 50,304 shares in 1995 and
  322,104 shares in 1994                                   2             8
 Common Stock - par value $7.50 per share,
  authorized 350,000,000 shares, issued
  201,086,278 shares in 1995 and
  190,213,322 shares in 1994                           1,508         1,427
 Additional Capital                                    1,046           858
 Retained Earnings                                     2,523         2,048
 Securities Valuation Allowance                           51           (58)
                                                     -------       -------
                                                       5,241         4,394
 Less:  Treasury Stock - 3,727,354 shares in
  1995 and 2,566,071 shares in 1994, at cost             121            78
        Loan to ESOP - 712,695 shares, at cost            20            20
                                                     -------       -------
     Total Shareholders' Equity                        5,100         4,296
                                                     -------       -------
     Total Liabilities and Shareholders' Equity      $51,087       $48,879
                                                     =======       =======
------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

------------------------------------------------------------------------------
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                                    (Unaudited)
                       (In millions, except per share amounts)

                                       For the three          For the nine
                                       months ended           months ended
                                       September 30,          September 30,
                                      1995       1994        1995       1994
                                      ----       ----        ----       ----
Interest Income
---------------
Loans                                $ 815      $ 632       $2,392     $1,705
Securities
  Taxable                               59         54          175        169
  Exempt from Federal Income Taxes      10         13           33         43
                                     -----      -----       ------     ------
                                        69         67          208        212
Deposits in Banks                       22         22           83         45
Federal Funds Sold and Securities
 Purchased Under Resale Agreements      31         53          159        107
Trading Assets                          10          9           23         38
                                     -----      -----       ------     ------
      Total Interest Income            947        783        2,865      2,107
                                     -----      -----       ------     ------
Interest Expense
----------------
Deposits                               309        225          952        583
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                             41         25          110         79
Other Borrowed Funds                    52         59          198        127
Long-Term Debt                          33         26           97         78
                                      ----       ----       ------     ------
      Total Interest Expense           435        335        1,357        867
                                      ----       ----       ------     ------
Net Interest Income                    512        448        1,508      1,240
-------------------
Provision for Loan Losses              113         39          225        123
                                     -----      -----       ------     ------
Net Interest Income After
 Provision for Loan Losses             399        409        1,283      1,117
                                     -----      -----       ------     ------
Noninterest Income
------------------
Processing Fees
 Securities                            103         90          303        268
 Other                                  48         43          140        129
                                     -----      -----       ------     ------
                                       151        133          443        397
Trust and Investment Fees               33         34           97        101
Service Charges and Fees               103        121          325        354
Securities Gains (Losses)               17         (1)          37         15
Other                                  101         34          171        124
                                     -----      -----       ------     ------
    Total Noninterest Income           405        321        1,073        991
                                     -----      -----       ------     ------
Noninterest Expense
-------------------
Salaries and Employee Benefits         232        219          676        642
Net Occupancy                           45         44          132        135
Furniture and Equipment                 21         22           64         65
Other                                  126        135          393        390
                                     -----      -----       ------     ------
  Total Noninterest Expense            424        420        1,265      1,232
                                     -----      -----       ------     ------
Income Before Income Taxes             380        310        1,091        876
Income Taxes                           146        116          418        328
                                     -----      -----       ------     ------
Net Income                           $ 234      $ 194       $  673     $  548
----------                           =====      =====       ======     ======
Net Income Available to
 Common Shareholders                 $ 232      $ 191       $  665     $  538
-----------------------              =====      =====       ======     ======
Per Common Share Data:
----------------------
   Primary Earnings                  $1.16      $1.01        $3.42      $2.86
   Fully Diluted Earnings             1.11       0.96         3.19       2.70
   Cash Dividends                     0.36       0.275        1.00       0.775

Average Common Shares Outstanding      193        188          191        188
------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                   For the nine months ended September 30, 1995
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1995   $111     $ 8  $1,427 $  858   $2,048      $(58)   $ 78   $20
Changes:
  Net Income                                        673
  Cash Dividends
   Common Stock                                    (190)
   Preferred Stock                                   (8)
  Conversion of
   Debentures                        33     53
  Conversion of
   Preferred Stock           (6)      4      3
  Issuance of
   Common Stock,
   Primarily
   Acquisition of
   Putnam Trust
   Company                           44    132                        (37)
  Treasury Stock
   Acquired                                                            80
  Net Unrealized
   Gain on Secur-
   ities Avail-
   able for Sale                                              109
                   ----     ---  ------ ------   ------      ----    ----   ---
Balance, September
  30, 1995         $111     $ 2  $1,508 $1,046   $2,523      $ 51    $121   $20
                   ====     ===  ====== ======   ======      ====    ====   ===
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)


                                                     For the nine months ended
                                                           September 30,
                                                           1995      1994
                                                           ----      ----
Operating Activities
 Net Income                                             $   673   $   548
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate      228       127
   Depreciation and Amortization                            145       146
   Deferred Income Taxes                                    136       180
   Securities Gains                                         (37)      (15)
   Change in Trading Assets                                   2       830
   Change in Accruals and Other, Net                         22      (451)
                                                        -------   -------
     Net Cash Provided by Operating Activities            1,169     1,365
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks             (85)     (451)
   Purchases of Securities Held-to-Maturity                (389)     (255)
   Maturities of Securities Held-to-Maturity                421       557
   Purchases of Securities Available-for-Sale              (527)   (1,008)
   Sales of Securities Available-for-Sale                   420     1,729
   Maturities of Securities Available-for-Sale               22         8
   Net Principal Disbursed on Loans to Customers         (4,859)   (2,453)
   Sales of Loans                                           326       272
   Sales of Other Real Estate                                18        25
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                     2,211    (3,921)
   Purchases of Premises and Equipment                      (34)      (33)
   Acquisitions, Net of Cash Acquired (Disbursed)           100      (161)
   Proceeds from the Sale of Premises and Equipment           2        11
   Partial Sale of Unconsolidated Subsidiary                  -        37
   Other, Net                                                 8      (118)
                                                        -------   -------
     Net Cash Used by Investing Activities               (2,366)   (5,761)
                                                        -------   -------
Financing Activities
   Change in Deposits                                    (1,050)    1,974
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                      2,347    (1,238)
   Change in Other Borrowed Funds                        (1,008)    2,587
   Proceeds from the Issuance of Long-Term Debt             142         -
   Repayments of Long-Term Debt                             (16)     (115)
   Redemption, Conversion and Repurchases of
    Preferred Stock & Warrants                                -      (173)
   Issuance of Common Stock                                  72        30
   Treasury Stock Acquired                                  (80)      (64)
   Cash Dividends Paid                                     (198)     (156)
                                                        -------   -------
     Net Cash Provided by Financing Activities              209     2,845
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                      (6)       61
                                                        -------   -------
Change in Cash and Due From Banks                          (994)   (1,490)
Cash and Due from Banks at Beginning of Period            2,903     4,511
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 1,909   $ 3,021
                                                        =======   =======
-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $ 1,342   $   799
   Income Taxes                                             287       108
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                             51        38
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

2.  Allowance for Loan Losses
    -------------------------

      Transactions in the allowance for loan losses are summarized as follows:

                                          Nine months ended
                                            September 30,
(In millions)                            1995            1994
                                         ----           -----
 Balance, Beginning of Period           $ 792           $ 970
  Charge-offs                            (323)           (314)
  Recoveries                               42              44
                                        -----           -----
  Net Charge-Offs                        (281)           (270)

  Acquisition                               8               -
  Credit Card Securitization                3              11
  Provision                               225             123
                                        -----           -----
 Balance, End of Period                 $ 747           $ 834
                                        =====           =====

     Effective January 1, 1995, the Company adopted a new accounting standard which introduces the time value of money into the determination of the allowance for loan losses. The portion of the allowance allocated to nonaccrual commercial loans over $1 million is now measured by the difference between their recorded value and fair value. Fair value is either the present value of the expected future cash flows from borrowers, market value of the loan, or the fair value of the collateral. At September 30, 1995, such loans aggregated $163 million, of which $98 million exceeded their fair value by $24 million. For the third quarter of 1995, the average amount of impaired loans was $163 million and interest income (cash received) recognized on them was $237 thousand.

     Commercial loans are placed on nonaccrual status when collateral is insufficient and principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Accrued interest is usually reversed when a loan is placed on nonaccrual status. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management's judgment. Loans are not restored to accruing status until principal and interest are current or they become fully collateralized. Consumer installment loans are not classified as nonperforming assets, but are charged off based upon an established delinquency schedule determined by product. Real estate acquired in satisfaction of loans is carried in other assets at the lower of recorded investment in the property or fair value minus estimated costs to sell.

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

     In May 1990, NEB brought suit against the Company in the United States Court for the District of Connecticut seeking money damages of $350 million relating to NEB's allegations that the Company breached its obligations. The suit was settled in November 1995 for $13 million.

     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

4.  Acquisitions
    ------------

      In September, 1995, the Company acquired certain portions of the securities processing business of BankAmerica Corporation. The Company has also agreed to purchase certain portions of the securities processing business of J.P. Morgan & Co. Incorporated. The J.P. Morgan global custody business includes securities lending and domestic custody business in the United States and the United Kingdom. The BankAmerica acquisition includes U.S. and global custody, as well as securities lending, securities clearance and master trust. J.P. Morgan has approximately $800 billion in custody assets and BankAmerica had approximately $462 billion in custody assets while those of the Company total $1.65 trillion. The Company has also agreed to acquire the corporate trust business of NationsBank Corporation. This acquisition involves the transfer to the Company of approximately 11,500 bond trustee and agency accounts representing over $167 billion in outstanding securities. The J.P. Morgan and NationsBank transactions are expected to close by year end and are subject to regulatory approval.

     On September 1, 1995, the Company acquired The Putnam Trust Company of Greenwich, headquartered in Greenwich, Connecticut. Putnam Trust Company has 8 branches in Fairfield County with $643 million in assets.

      The pro forma effect of these acquisitions on the Company's 1994 income is not material.


5.  Capital Resources
    -----------------

     The Company issued $140 million of subordinated debt during the third quarter of 1995. Also, in October 1995, the Company increased the amount of an outstanding shelf registration for debt and preferred stock to $1,360 million.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

     The Company reported record third quarter fully diluted earnings per share of $1.11, a 16% increase over the 96 cents earned in the third quarter of 1994. Net income rose by 21% to $234 million from $194 million earned in the same period last year. Earnings per share, on a fully diluted basis, was $3.19 for the first nine months of 1995 compared with $2.70 in 1994. Net income for the first nine months was $673 million, an increase of 23% over last year's $548 million. Earnings per share for the third quarter and first nine months of 1995 were reduced by $.05 and $.15, respectively for the dilutive effect of stock warrants.

     Net interest income, on a taxable equivalent basis, was a record $521 million in the third quarter, a $62 million or 14% increase over the third quarter of last year. Loan demand continued to strengthen, particularly in corporate lending across the United States, in the middle market, and in most
of the special industry lending areas.   The net interest rate spread and
yield set records in the third quarter. Also in the third quarter, the Company took in a $47 million gain from the balance of the sale of the ARCS Mortgage portfolio. Revenues from the Company's securities processing business grew 14% over the third quarter of 1994 and were once again led by strong performances from ADRs, corporate trust, mutual funds custody, and master trust. Other processing fees grew 12% over the same period lead by increases in trade finance and funds transfer revenues. Expenses remained under tight control, up only 1%. The Putnam Trust Company acquisition was effective for only one month.

     Return on average assets for the third quarter was a record 1.78% versus 1.68% in the second quarter of 1995 and 1.49% in the third quarter of 1994. Return on average common equity was 19.28% in the third quarter of 1995, compared with 19.85% in the second quarter of 1995 and 18.68% in the third quarter of last year.


CAPITAL AND LIQUIDITY
---------------------

     The Company's estimated Tier 1 capital and Total capital ratios were 8.86% and 13.59% at September 30, 1995 compared with 8.62% and 13.20% at June 30, 1995, and 8.43% and 12.86% at September 30, 1994. Tangible common equity as a percent of total assets was 8.55% at September 30, 1995 compared with 7.67% at June 30, 1995 and 6.99% one year ago.

NET INTEREST INCOME
-------------------

                          3rd       2nd       3rd
                        Quarter   Quarter   Quarter      Year-to-date
                        -------   -------   -------      ------------
(In millions)            1995      1995      1994       1995      1994
                        ---------------------------   -----------------

Net Interest Income      $521      $514      $459     $1,538    $1,277

Net Interest Rate
 Spread                  3.47%     3.34%     3.35%      3.41%     3.26%

Net Yield on Interest-
 Earning Assets          4.61      4.45      4.16       4.52      4.01


     On a taxable equivalent basis, net interest income amounted to a record $521 million in the third quarter of 1995, compared with $459 million in the same period of 1994, an increase of 14%. The net interest rate spread was a record 3.47% in the third quarter of 1995 compared with 3.34% in the second quarter of 1995 and 3.35% one year ago. The net yield on interest-earning assets was also a record at 4.61% compared with 4.45% in the second quarter of 1995 and 4.16% in last year's third quarter.

     For the first nine months of 1995, net interest income, on a taxable equivalent basis, amounted to $1,538 million compared with $1,277 million in the same period of 1994, an increase of 20%. The year-to-date net interest rate spread was 3.41% in 1995 compared with 3.26% in 1994, while the net yield on interest-earning assets was 4.52% in 1995 and 4.01% in 1994.

     Growth in the Company's credit card business continued. Compared with last year's third quarter, managed outstandings were up 11% to $8.0 billion from $7.2 billion. Results were not impacted by the introduction, on September 14, 1995, of the Company's first co-branded credit card, which was issued in conjunction with Toys"R"Us (registered trademark).

     Interest lost on loans on nonaccrual status at September 30, 1995 and 1994 reduced net interest income by $5 million for the three months ended September 30, 1995 and 1994, and by $15 million for the nine months ended September 30, 1995 and 1994.

NONINTEREST INCOME
------------------
                                  3rd Quarter          Year-to-date
                                  -----------          ------------
(In millions)                    1995      1994       1995      1994
                                ----------------   ------------------
Processing Fees
  Securities                     $103      $ 90     $  303      $268
  Other                            48        43        140       129
                                 ----      ----     ------      ----
                                  151       133        443       397
Trust and Investment Fees          33        34         97       101
Income from Credit Card
 Securitization                     -         9          3        33
Other Service Charges and Fees    103       112        322       321
Securities Gains (Losses)          17        (1)        37        15
Foreign Exchange and
 Other Trading Activities          18        10         43        39
Other                              83        24        128        85
                                 ----      ----     ------      ----
Total Noninterest Income         $405      $321     $1,073      $991
                                 ====      ====     ======      ====

     Securities processing fees increased 14% to $103 million compared to $90 million in the third quarter of 1994. In the first nine months of 1995 securities processing fees were $303 million compared to $268 million in 1994. The strongest performers in securities processing continue to be ADRs, corporate trust, mutual funds custody and master trust. In other processing, trade finance revenue increased by 12% over the third quarter of last year and in funds transfer, total revenues including balance equivalents were up 17%. Credit card interchange income also showed substantial strength. Foreign exchange and other trading activity increased $8 million, or 80%, over the third quarter of 1994.

     The pre-tax gain of $47 million from the sale of the ARCS Mortgage Inc. servicing portfolio was included in other noninterest income in the third quarter. This brings the total gain from the sale of ARCS to $58 million. As a result of the sale of ARCS, other service charges and fees declined by $7 million in the third quarter of 1995. Other noninterest income in the first nine months of 1994 included a $22 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

     The return of the securitized credit card receivables to the balance sheet reduced noninterest income by $9 million and $30 million compared to the third quarter and first nine months of last year.

NONINTEREST EXPENSE AND INCOME TAXES
------------------------------------

     The Company continued to control expenses in the third quarter of 1995. Total noninterest expense was up only 1% to $424 million from $420 million in the same period last year. Year-to-date noninterest expense was $1,265 million compared with $1,232 million in 1994. Salaries and employee benefits increased 6% in the third quarter to $232 million from $219 million in the same period last year due in part to acquisitions in the Company's securities processing businesses and to the purchase of Putnam Trust Company on September 1, 1995.

     Excluding the ARCS gain, the efficiency ratio for the third quarter improved to 49.1%. This ratio was 49.7% in the second quarter of 1995 and 53.4% in the third quarter of 1994.

     The effective tax rates for the third quarter and first nine months of 1995 were 38.4% and 38.3% compared with 37.4% for the third quarter and first nine months of 1994.


NONPERFORMING ASSETS
--------------------
                                                Change
                                                3Q 1995 vs
(Dollars in millions)        9/30/95   6/30/95  2Q 1995
                             -----------------------------
Loans:
    HLT                       $ 15      $ 16     $ (1)
    Commercial Real Estate      49        54       (5)
    Other Commercial            48        49       (1)
    Foreign                     18        19       (1)
    LDC                         21        21        -
    Community Banking           82        73        9
                              ----      ----
  Total Loans                  233       232        1
Other Real Estate               81        88       (7)
                              ----      ----
  Total                       $314      $320       (6)
                              ====      ====
Nonperforming Assets
 Ratio                         0.8%      0.9%
Allowance/Nonperforming
 Loans                       320.6     307.3
Allowance/Nonperforming
 Assets                      237.9     222.8


     This was the seventeenth consecutive quarter of net declines in nonperforming assets. NPAs totaled $314 million at September 30, 1995, compared with $320 million at June 30, 1995.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
---------------------------------------

                                3rd     2nd     3rd
                              Quarter Quarter Quarter  Year-to-date
                              ------- ------- -------  ------------
(In millions)                  1995    1995    1994    1995     1994
                              -----------------------  -------------
Provision                      $113    $ 62    $ 39    $225    $ 123
                               ----    ----    ----    ----    -----
Net Charge-offs:
  HLT                            (1)     (5)    (24)     (6)     (32)
  Commercial Real Estate          -     (14)      -     (16)      (5)
  Other Commercial               (4)     (4)    (21)    (12)     (51)
  Consumer                      (66)    (61)    (38)   (190)    (108)
  Foreign                        (9)      -      (6)    (22)     (14)
  Other                          (6)     (3)     (2)    (12)     (42)
                               ----    ----    ----    ----    -----
     Total                      (86)    (87)    (91)   (258)    (252)
Acquisition                       7       -       -       8        -
Credit Card Securitization        -       1       5       3       11
                               ----    ----    ----    ----    -----
Increase (Decrease) in
  Regular Allowance            $ 34    $(24)   $(47)   $(22)   $(118)
                               ====    ====    ====    ====    =====
Other Real Estate Expenses     $  1    $  2    $  3    $  4    $   7


     The allowance for loan losses was $747 million, or 1.99% of loans at September 30, 1995, compared with $713 million, or 1.97% of loans at June 30, 1995.


CREDIT CARD SECURITIZATION
--------------------------

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

     The Company securitized $1,350 million of credit card receivables in 1991; zero was outstanding at September 30, 1995. The impact of the securitization, assuming the funds received from the securitization were used to replace short-term borrowings, is summarized below:

                                      3rd Quarter     Year-to-date
                                      -----------     ------------
(In millions)                         1995    1994    1995    1994
                                      ----    ----    ----    ----
Lower Net Interest Income               $-     $18      $5     $78
Lower Provision for Loan Losses          -       6       2      29
Higher Noninterest Income                -       9       3      33


HIGHLY LEVERAGED TRANSACTIONS
-----------------------------

     At September 30, 1995, HLT loans outstanding were $1,460 million and commitments were $661 million compared with $1,323 million and $501 million at June 30, 1995. At September 30, 1995, borrowers in the communication industry represented 45% of the HLT portfolio.


SECTOR PROFITABILITY
--------------------

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

     The sectors contributed to the Company's profitability for the third quarter and first nine months as follows:

                              Trust, and
                              Securities
                               and Other     Retail      Corporate
(In millions)                 Processing    Banking       Banking
                              ----------   ----------   ----------
3rd Quarter                   1995  1994   1995  1994   1995  1994
                              ----  ----   ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 41  $ 35   $328  $272   $132  $114
Provision for Loan Losses        0     0     72    39      5    50
Noninterest Income             209   193     39    52     78    68
Noninterest Expense            154   149    167   177     63    62
                              ----  ----   ----  ----   ----  ----
Income Before Taxes           $ 96  $ 79   $128  $108   $142  $ 70
                              ====  ====   ====  ====   ====  ====

                                 Other        Total
                              ----------   ----------
3rd Quarter                   1995  1994   1995  1994
                              ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 20  $ 38   $521  $459
Provision for Loan Losses       36   (50)   113    39
Noninterest Income              79     8    405   321
Noninterest Expense             40    32    424   420
                              ----  ----   ----  ----
Income Before Taxes           $ 23  $ 64   $389  $321
                              ====  ====   ====  ====

                            Trust, and
                            Securities
                             and Other     Retail      Corporate
(In millions)               Processing    Banking       Banking
                            ----------   ----------   ----------
Year-to-date                1995  1994   1995  1994   1995  1994
                            ----  ----   ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis   $118  $ 93   $959  $724   $397  $337
Provision for Loan Losses      0     0    201   150     56   110
Noninterest Income           616   575    121   168    216   187
Noninterest Expense          459   433    519   528    183   175
                            ----  ----   ----  ----   ----  ----
Income Before Taxes         $275  $235   $360  $214   $374  $239
                            ====  ====   ====  ====   ====  ====

                               Other        Total
                            ----------  --------------
Year-to-date                1995  1994   1995     1994
                            ----  ----  ------    ----
Net Interest Income on a
 Taxable Equivalent Basis   $ 64  $123  $1,538  $1,277
Provision for Loan Losses    (32) (137)    225     123
Noninterest Income           120    61   1,073     991
Noninterest Expense          104    96   1,265   1,232
                            ----  ----  ------  ------
Income Before Taxes         $112  $225  $1,121  $  913
                            ====  ====  ======  ======

     In the Trust, and Securities and Other Processing Sector, securities processing fees increased 14% to $103 million compared to $90 million in the third quarter of 1994. In the first nine months of 1995 securities processing fees were $303 million compared to $268 million in 1994. The strongest performers in securities processing continue to be ADRs, corporate trust, mutual funds custody and master trust. In other processing, trade finance revenue increased by 12% over the third quarter of last year and in funds transfer, total revenues including balance equivalents were up 17%.

     The increase in net interest income in the Retail Sector principally reflects growth in the Company's credit card business and the higher value of noninterest-bearing balances. Charge-offs increased in both the quarter and year-to-date periods compared to last year. Credit card accounts past due over 30 days were 4.00% of outstandings at the end of the third quarter of 1995 compared with 3.19% in the second quarter of 1995 and 2.73% in the third quarter of 1994. In the third quarter of 1995, net credit card charge-offs as a percentage of average outstandings were 3.31%, compared with 3.17% in the second quarter of 1995 and 2.30% in the third quarter of 1994.
Maturities in the sector's credit card securitization program shifted revenue from noninterest income to net interest income. Credit card interchange income also showed strength.

     The increase in net interest income in the Corporate Banking Sector is attributable to increased loan demand, higher yields, and a decline in nonperforming assets. Loan demand continued to strengthen, particularly in corporate lending across the United States, in the middle market, and in most of the special industry lending areas.

     The Other Sector reflects the difference between the recorded provision for loan losses and that allocated to the sectors. Noninterest income includes $47 million for the third quarter of 1995 and $58 million for the first nine months of 1995 of the pre-tax gain on the sale of the ARCS Mortgage portfolio. Also included in noninterest income for the first nine months of 1994 is a $22 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd. Securities gains and foreign exchange and other trading activity increased $26 million from the third quarter of 1994.

                       THE BANK OF NEW YORK COMPANY, INC.
           Average Balances and Rates on a Taxable Equivalent Basis
                              (Dollars in millions)


                             For the three months      For the three months
                           ended September 30, 1995  ended September 30, 1994
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,451    $  23   6.18%  $ 1,739    $   22   5.09%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,127       31   5.77     4,617        53   4.55
Loans
 Domestic Offices           24,480      610   9.90    21,991       487   8.78
 Foreign Offices            11,237      206   7.26    10,011       147   5.83
                           -------   ------          -------    ------
   Total Loans              35,717      816   9.07    32,002       634   7.86
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,998       43   5.65     2,867        40   5.59
 U.S. Government Agency
  Obligations                  398        6   6.35       327         5   6.53
 Obligations of States and
  Political Subdivisions       618       16  10.15       804        21  10.49
 Other Securities,
  including Trading
  Securities                 1,550       21   5.68     1,430        19   5.17
                           -------   ------          -------    ------
   Total Securities          5,564       86   6.21     5,428        85   6.26
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     44,859      956   8.46%   43,786       794   7.20%
                                     ------                     ------
Allowance for Loan Losses     (705)                     (886)
Cash and Due from Banks      2,902                     2,743
Other Assets                 5,051                     5,909
                           -------                   -------
  TOTAL ASSETS             $52,107                   $51,552
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,370       38   4.46%  $ 3,521        28   3.16%
 Savings                     7,982       62   3.10     8,145        47   2.30
 Certificates of Deposit
  $100,000 & Over            1,592       22   5.56     1,121        12   4.17
 Other Time Deposits         2,453       32   5.24     2,271        24   4.15
 Foreign Offices            11,234      155   5.46    10,645       114   4.27
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 26,631      309   4.61    25,703       225   3.48
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,846       41   5.67     2,385        25   4.10
Other Borrowed Funds         3,357       52   6.20     5,009        59   4.70
Long-Term Debt               1,768       33   7.32     1,493        26   6.88
                           -------   ------          -------    ------
  Total Interest-Bearing
   Liabilities              34,602      435   4.99%   34,590       335   3.85%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    8,974                     8,740
Other Liabilities            3,646                     4,039
Preferred Stock                113                       128
Common Shareholders'
 Equity                      4,772                     4,055
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $52,107                   $51,552
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  521   3.47%             $  459   3.35%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.61%                      4.16%
                                              ====                       ====

                       THE BANK OF NEW YORK COMPANY, INC.
           Average Balances and Rates on a Taxable Equivalent Basis
                             (Dollars in millions)


                              For the nine months        For the nine months
                           ended September 30, 1995  ended September 30, 1994
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,761   $   83   6.28%  $ 1,188    $   45   5.09%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     3,591      159   5.92     3,531       107   4.06
Loans
 Domestic Offices           23,945    1,796  10.03    21,514     1,315   8.17
 Foreign Offices            10,930      601   7.36    10,093       395   5.23
                           -------   ------          -------    ------
   Total Loans              34,875    2,397   9.19    31,607     1,710   7.23
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,927      126   5.73     3,251       132   5.44
 U.S. Government Agency
  Obligations                  343       16   6.33       343        17   6.49
 Obligations of States and
  Political Subdivisions       664       53  10.60       931        69   9.83
 Other Securities,
  including Trading
  Securities                 1,349       61   6.13     1,653        64   5.15
                           -------   ------          -------    ------
   Total Securities          5,283      256   6.48     6,178       282   6.08
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     45,510    2,895   8.51%   42,504     2,144   6.74%
                                     ------                     ------
Allowance for Loan Losses     (743)                     (930)
Cash and Due from Banks      2,782                     2,831
Other Assets                 5,208                     5,552
                           -------                   -------
  TOTAL ASSETS             $52,757                   $49,957
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,397      112   4.42%  $ 3,582        75   2.79%
 Savings                     7,821      181   3.09     8,276       138   2.24
 Certificates of Deposit
  $100,000 & Over            1,767       76   5.74       936        25   3.60
 Other Time Deposits         2,510       98   5.22     2,269        71   4.18
 Foreign Offices            11,567      485   5.61     9,744       274   3.77
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 27,062      952   4.70    24,807       583   3.15
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,537      110   5.77     3,036        79   3.45
Other Borrowed Funds         4,238      198   6.25     3,944       127   4.30
Long-Term Debt               1,758       97   7.37     1,527        78   6.83
                           -------   ------           ------    ------
  Total Interest-Bearing
   Liabilities              35,595    1,357   5.10%   33,314       867   3.48%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    8,806                     8,950
Other Liabilities            3,724                     3,594
Preferred Stock                116                       169
Common Shareholders'
 Equity                      4,516                     3,930
                           -------                    ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $52,757                   $49,957
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $1,538   3.41%             $1,277   3.26%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.52%                      4.01%
                                              ====                       ====

PART 2.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     Discussion of litigation regarding Northeast Bancorp, Inc. is included in Note 3 to the Consolidated Financial Statements included in Part 1, Item 1 of this Report.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  The exhibits filed as part of this report are as follows:

Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three and Nine Months Ended September 30, 1995 and 1994.

Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Three and Nine Months Ended September 30, 1995 and 1994.

Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at September 30, 1995 and for the Nine Months ended September 30, 1995.

(b)  The Company filed the following reports on Form 8-K since June 30, 1995:

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

On October 16, 1995, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the third quarter of 1995 contained in the Company's press release dated October 16, 1995.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: November 13, 1995                \s\ Deno D. Papageorge
                                       -----------------------
                                       Deno D. Papageorge,
                                       Chief Financial Officer

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
-------           -----------


   11 Computation of Earnings Per Common Share for the Three and Nine Months Ended
                September 30, 1995 and 1994.


   12           Ratio of Earnings to Fixed Charges and
                Ratio of Earnings to Combined Fixed
                Charges and Preferred Stock Dividends
                for the Three and Nine Months Ended
                September 30, 1995 and 1994.

   27 Financial Data Schedule containing selected financial data at September 30, 1995 and for the Nine Months ended September 30, 1995.