Form 10-K
period 1995-12-31
BANK OF NEW YORK CO INC
filed 1996-03-27
CIK 9626

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For The Fiscal Year Ended December 31, 1995

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

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 29, 1996 consisted of:

Common Stock ($7.50 par value)                          $10,225,609,182
                                                     (based on closing price
                                                   on New York Stock Exchange)

The number of shares outstanding of the registrant's common Stock $7.50 par value was 197,120,177 shares on February 29, 1996.

                            DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement pursuant to Regulation 14A for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
------
ITEM 1.  BUSINESS
-----------------

CAUTIONARY STATEMENT

     To the extent that any forward looking statements are made, the Company is necessarily unable to predict future changes in interest rates, economic activity and loan demand. As a result of variations in such factors, actual results may differ materially from any forward looking statements.

INTRODUCTION

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in the "Business Review" section of the Company's 1995 Annual Report to Shareholders which description is included in
Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

COMPETITION

     The businesses in which the Company operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

     Savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For personal and corporate trust services and investment counseling services, insurance companies, investment counseling firms, and other business firms and individuals offer active competition. A wide variety of domestic and foreign companies compete for processing services.

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

     The Company's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York ("BNY"), a New York chartered banking corporation and The Bank of New York
(NJ) ("BNYNJ"), a New Jersey chartered banking corporation are members of the Federal Reserve System and are subject to regulation and supervision principally by the Federal Reserve Board. As banks insured by the FDIC, BNY and BNYNJ are also subject to examination by that agency. The Bank of New York (Delaware) ("BNY Del."), chartered in Delaware, and The Putnam Trust Company ("PTC"), chartered in Connecticut, are FDIC-insured non-member banks and therefore subject to regulation and supervision principally by the FDIC. BNY, BNYNJ, BNY (Del.), and PTC are also subject to supervision and examination by their respective state regulators, the New York Banking Department, the New Jersey Banking Department, the Office of State Bank Commissioner of the State of Delaware, and the Connecticut Banking Department.

    Both federal and state laws extensively regulate various aspects of the banking business, such as permissible types and amounts of loans and investments, permissible activities, and reserve requirements. These regulations are intended primarily for the protection of depositors rather than the Company's stockholders.

Capital Adequacy

     Bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less certain intangibles including goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and allowance for loan losses.

     In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks, and the FDIC has established substantially identical minimum leverage requirements for state chartered FDIC-insured, nonmember banks. The Federal Reserve Board's guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest regulatory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to average total assets. The Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it. See "FDICIA" below.

     Federal banking agencies have proposed or are considering regulations that would modify existing rules related to capital ratios with respect to various areas of risk including interest rate exposure and other market risk. The Company does not believe that the aggregate impact of these modifications would have a significant impact on its capital position.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act ("FDIA") and made revisions to several other federal banking statutes.
     Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e., if it has a Total Capital Ratio of 8% or greater, a Tier 1 Capital Ratio of 4% or greater and a Leverage Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     The Company's major banking subsidiaries are well capitalized.

     The table below indicates capital ratios of the Company and its major banking subsidiaries at December 31, 1995 and 1994 and the respective guidelines for well capitalized institutions under FDICIA.

              December 31, 1995            December 31, 1994

                         BNY                          BNY
         Company   BNY   Del.  BNYNJ  Company   BNY   Del.   BNYNJ
         -------   ---   ----  -----  -------   ---   ----   -----      Well
                                                                   Capitalized
                                                                    Guidelines
                                                                   -----------

Tier 1     8.42%  7.84%  7.87% 15.27%   8.45%  8.26%  7.27% 18.04%      6%
Total
 Capital  13.08  11.61  11.55  16.54   13.43  12.36  11.34  19.30      10
Leverage   8.46   7.63   8.48   7.85    7.89   7.28   7.72   8.58       5
Tangible
 Common
 Equity    8.00   7.71   7.78   7.89    7.39   7.66   7.28   8.76

     At December 31, 1995, the amounts of capital by which the Company and its major banking subsidiaries exceed the well capitalized guidelines are as follows:

                                                         BNY
                                  Company        BNY     Del.      BNYNJ
(in millions)                     -------        ---     ----      -----

    Tier 1                         $1,293       $767     $167       $200
    Total Capital                   1,650        669      138        141
    Leverage                        1,841      1,125      288        120

     The following table presents the components of the Company's risk-based capital at December 31, 1995 and 1994:

(in millions)
                                                 1995              1994
                                                 ----              ----
Common Stock                                   $5,119            $4,177
Preferred Stock                                   113               119
Adjustments: Intangibles                         (672)             (330)
             Securities Valuation Allowance       (58)               58
                                               ------            ------
Tier 1 Capital                                  4,502             4,024

Qualifying Long-term Debt                       1,827             1,774
Qualifying Allowance for Loan Losses              670               597
                                               ------            ------
Tier 2 Capital                                  2,497             2,371
                                               ------            ------
Total Risk-based Capital                       $6,999            $6,395
                                               ======            ======

     The following table presents the components of the Company's risk adjusted assets at December 31, 1995 and 1994:
                                             1995                   1994
                                     --------------------   --------------------
                                     Balance                Balance
                                     sheet/      Risk       sheet/     Risk
                                     notional    adjusted   notional   adjusted
(in millions)                         amount      balance    amount     balance
                                     --------    --------   --------   --------
Assets
------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks           $ 5,693    $    731   $  3,895    $   567
Securities                              4,870         819      4,651        671
Trading Assets                            762          60        940        124
Fed Funds Sold and Securities
  Purchased Under Resale Agreements       936          17      3,019          3
Loans                                  37,687      34,826     33,083     30,814
Allowance for Loan Losses                (756)          -       (792)        -
Other Assets                            4,528       3,441      4,083      3,273
                                      -------     -------   --------    -------
Total Assets                          $53,720      39,894   $ 48,879     35,452
                                      =======     -------   ========    -------
Off-Balance Sheet Exposures
---------------------------
Commitments to Extend Credit         $ 54,274       9,220   $ 37,771      7,520
Securities Lending Indemnifications    15,068           -     15,326          -
Standby Letters of Credit and
   Other Guarantees                     6,081       4,228      7,240      4,515
Interest Rate Contracts                27,800          96     28,632         81
Foreign Exchange Contracts             28,005         140     51,021        236
                                     --------     -------   --------    -------
Total Off-Balance Sheet Exposures    $131,228      13,684   $139,990     12,352
                                     ========     -------   ========    -------
Gross Risk Adjusted Assets                         53,578                47,804

Less: Allowance for Loan Losses
      not Qualifying as Risk
      Based Capital                                    86                   195
                                                  -------               -------
Risk Adjusted Assets                              $53,492               $47,609
                                                  =======               =======

     A discussion of the Company's capital position is incorporated by reference from the caption "Capital Resources" in the "Management's Discussion and Analysis" section of Exhibit 13.

Brokered Deposits

     The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits. Under the regulations, a bank cannot accept, rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because BNY and BNY Del. are well capitalized, the Company believes the brokered deposits regulation will have no material effect on the funding or liquidity of BNY and BNY Del. BNYNJ and PTC are well capitalized, but have no brokered deposits.

FDIC Insurance Assessments

     BNY, BNY Del., BNYNJ, and PTC are subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule to determine the assessment rates for most FDIC-insured depository institutions. Effective January 1, 1996, under the schedule, the premiums range from zero to $.27 for every $100 of deposits compared to a range of $.04 to $.31 for every $100 of deposits from June 1, 1995 to December 31, 1995 and a previous range of $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of nine categories based on the institutions capital ratios and supervisory evaluations, and the premium paid by the institution is based on the category. Under the present schedule institutions in the highest of the three capital categories and the highest of three supervisory categories pay no premium and institutions in the lowest of these categories pay $.27 per $100 of deposits.

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

Depositor Preference

     The Omnibus Budget Reconciliation Act of 1993 provides for a national depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC. That act requires claims against insured depositary institutions to be paid in the following order of priority: the receiver's administrative expenses; deposits; other general or senior liabilities of the institution; obligations subordinated to depositors or general creditors; and obligations to shareholders. Under an FDIC interim rule, which became effective August 13, 1993, "administrative expenses of the receiver" are defined as those incurred by the receiver in liquidating or resolving the affairs of a failed insured depository institution.

Acquisitions

     The BHC Act generally limits acquisitions by the Company to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Company's direct activities are generally limited to furnishing services to its subsidiaries and activities that qualify under the "closely related" and "proper incident" tests. Prior Federal Reserve Board approval is required under the BHC Act for new activities and acquisitions of most nonbanking companies.

     The BHC Act, the Federal Bank Merger Act, and the New York Banking Law regulate the acquisition of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank.

     Effective September 29, 1995, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. In addition, IBBEA provides that, commencing June 1, 1997, national banks and state banks with different home states will be permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating bank passes legislation between the date of enactment of IBBEA and May 31, 1997 expressly prohibiting interstate mergers. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997 (opt-in statutes). A bank may also establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. One effect of this legislation, will be to permit the Company to merge two or more of its banking subsidiaries which, as a result, may create greater efficiency in its operations. New York and Connecticut have enacted opt-in statutes.

     The merger of BNY with another bank would require the approval of the Federal Reserve Board or other federal bank regulatory authority and, if the surviving bank is a New York state bank, the New York Superintendent of Banks.

     In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, and convenience and needs factors, including the applicant's record under the Community Reinvestment Act.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its banks and to commit resources to support such banks in circumstances where it might not do so absent such policy. In addition, any loans by the Company to its banks would be subordinate in right of payment to deposits and to certain other indebtedness of its banks.

Restrictions on Transfer of Funds

     Restrictions on the transfer of funds to the Company and subsidiary bank dividend limitations are discussed in Note 9 to the Consolidated Financial Statements included in Exhibit 13. Such discussion is incorporated herein by reference.

FDIA

     Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled, FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Government Monetary Policies

     The Federal Reserve Board has the primary responsibility for monetary policy; accordingly, its actions have an important influence on the demand for credit and investments and the level of interest rates and thus on the earnings of the Company.

Proposed Legislation

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries, however, cannot be determined at this time.

ADDITIONAL FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
                        1995                  1994                   1993
               =================================================================
                              Aver-                 Aver-                  Aver-
               Average Inter-   age  Average Inter-   age   Average Inter-   age
               Balance    est  Rate  Balance    est  Rate   Balance    est  Rate
               -----------------------------------------------------------------
Assets
------
Interest
 -Bearing
 Deposits
 in Banks
 (Primarily
 Foreign)      $ 1,682 $  106  6.28% $ 1,266 $   68  5.33% $   452 $   24  5.42%
Federal Funds
 Sold and
 Securities
 Purchased
 Under Resale
 Agreements      3,280    193  5.89    3,653    161  4.39    3,149     97  3.06
Loans
 Domestic
  Offices
   Consumer     11,151  1,381 12.39    9,549  1,015 10.62    8,259    806  9.76
   Commercial   13,215  1,047  7.92   12,340    833  6.76   11,998    741  6.18
 Foreign
  Offices       11,055    805  7.28   10,140    564  5.56   10,170    485  4.77
               ------- ------        ------- ------        ------- ------
 Total Loans    35,421  3,233* 9.13   32,029  2,412* 7.53   30,427  2,032* 6.68
               ------- ------        ------- ------        ------- ------
Securities
 U.S.
  Government
  Obligations    3,301    191  5.78    3,516    197  5.61    3,732    215  5.78
 Obligations
  of States
  and
  Political
  Subdivisions     650     68 10.50      893     89 10.02    1,070    110 10.29
 Other
  Securities,
   including
   Trading
   Securities
  Domestic
   Offices       1,076     65  6.10    1,341     70  5.25    1,358     64  4.74
  Foreign
   Offices         233     14  6.31      191     11  5.64      192     14  7.36
               ------- ------        ------- ------        ------- ------
   Total Other
   Securities    1,309     79  6.13    1,532     81  5.30    1,550     78  5.06
               ------- ------        ------- ------        ------- ------
 Total
  Securities     5,260    338  6.45    5,941    367  6.19    6,352    403  6.36
               ------- ------        ------- ------        ------- ------
Total
 Interest-
 Earning
 Assets         45,643 $3,870  8.48%  42,889 $3,008  7.01%  40,380 $2,556  6.33%
                       ======                ======                ======
Allowance
 for Loan
 Losses           (739)                 (906)               (1,045)
Cash and Due
 from Banks      2,971                 2,827                 2,735
Other Assets     5,178                 5,470                 4,574
               -------               -------               -------
Total Assets   $53,053               $50,280               $46,644
               =======               =======               =======
Assets
 Attributable
 to Foreign
 Offices         25.73%                24.30%                24.37%
                 =====                 =====                 =====

*Includes fees of $134 million in 1995, $118 million in 1994, and $103 million in 1993.
 Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.
 Taxable equivalent adjustments were $40 million in 1995, $46 million in 1994, and $54 million in 1993, and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

Continued on page 10

Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)

                           1995                1994                 1993
                  ==============================================================
                                 Aver-                Aver-                Aver-
                  Average Inter-   age Average Inter-   age Average Inter- age
                  Balance    est  Rate Balance    est  Rate Balance    est Rate
                  --------------------------------------------------------------
Liabilities and
Shareholders'
Equity
---------------
Interest-Bearing
 Deposits
  Domestic Offices
   Money Market
    Rate Accounts $ 3,451 $  153 4.44% $ 3,593 $  108 3.01% $ 3,666 $   91 2.48%
   Savings          7,909    243 3.07    8,166    190 2.32    8,379    198 2.37
   Certificates
    of Deposit
    of $100,000
    or More         1,673     95 5.68    1,041     42 4.03    1,189     36 3.00
   Other Time
    Deposits        2,560    143 5.60    2,296     97 4.24    2,701    119 4.39
                  ------- ------       ------- ------       ------- ------
   Total Domestic
    Offices        15,593    634 4.07   15,096    437 2.90   15,935    444 2.78
                  ------- ------       ------- ------       ------- ------
  Foreign Offices
   Banks in
    Foreign
    Countries       3,968    218 5.48    2,917    125 4.30    2,829     93 3.28
   Government and
    Official
    Institutions    1,394     81 5.78    1,384     60 4.37    1,306     57 4.34
   Other Time and
    Savings         6,041    332 5.52    5,689    220 3.84    3,752    107 2.87
                  ------- ------       ------- ------       ------- ------
   Total Foreign
    Offices        11,403    631 5.54    9,990    405 4.05    7,887    257 3.26
                  ------- ------       ------- ------       ------- ------
   Total Interest-
    Bearing
    Deposits       26,996  1,265 4.69   25,086    842 3.35   23,822    701 2.94
                  ------- ------       ------- ------       ------- ------
Federal Funds
 Purchased and
 Securities Sold
 Under Repurchase
 Agreements         2,804    161 5.75    2,843    106 3.73    3,467    102 2.94
Other Borrowed
  Funds             3,962    246 6.22    4,135    191 4.63    2,348     86 3.66
Long-Term Debt      1,773    130 7.30    1,530    106 6.93    1,729    117 6.79
                  ------- ------       ------- ------       ------- ------
   Total Interest-
     Bearing
     Liabilities   35,535 $1,802 5.07%  33,594 $1,245 3.71%  31,366 $1,006 3.21%
                          ======               ======               ======
Noninterest-
 Bearing Deposits
  Domestic Offices  9,012                8,897                8,946
  Foreign Offices      53                   58                   69
                  -------              -------              -------
    Total
     Noninterest-
     Bearing
     Deposits       9,065                8,955                9,015
                  -------              -------              -------
Other Liabilities   3,685                3,594                2,366
Preferred Stock       115                  157                  334
Common
 Shareholders'
 Equity             4,653                3,980                3,563
                  -------              -------              -------
Total Liabilities
  and
  Shareholders'
  Equity          $53,053              $50,280              $46,644
                  =======              =======              =======
Net Interest
 Earnings and
 Interest Rate
 Spread                   $2,068 3.41%         $1,763  3.30%        $1,550 3.12%
                          ======               ======               ======
Net Yield on
Interest-Earnings
Assets                           4.53%                 4.11%               3.84%
                                 ====                  ====               =====
Liabilities
 Attributable
 to Foreign
 Offices            24.94%               22.79%               19.74%
                    =====                =====                =====

Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
----------------------------------------------------------------
                               1995 vs. 1994               1994 vs. 1993
                        --------------------------------------------------------
                        Increase (Decrease)         Increase (Decrease)
                        due to change in:           due to change in:
                        ----------------   Total    -----------------   Total
                        Average  Average  Increase  Average   Average  Increase
                        Balance   Rate   (Decrease) Balance    Rate   (Decrease)
                        -------  ------- ---------- -------   ------- ---------
Interest Income
---------------
  Interest-Bearing
   Deposits in Banks     $  25    $  13    $  38     $  44    $   -    $  44
  Federal Funds Sold
   and Securities
   Purchased Under
   Resale Agreements       (18)      50       32        17       47       64
  Loans
    Domestic Offices
      Consumer             184      182      366       134       75      209
      Commercial            62      152      214        22       70       92
    Foreign Offices         54      187      241        (1)      80       79
                         -----    -----    -----     -----    -----    -----
      Total Loans          300      521      821       155      225      380
  Securities
   U.S. Government
    Obligations            (12)       6       (6)      (12)      (6)     (18)
   Obligations of
    States and
    Political
    Subdivisions           (25)       4      (21)      (18)      (3)     (21)
   Other Securities,
    including
    Trading Assets
    Domestic Offices       (15)      10       (5)       (1)       7        6
    Foreign Offices          2        1        3         -       (3)      (3)
                         -----    -----    -----     -----    -----    -----
      Total Other
       Securities          (13)      11       (2)       (1)       4        3
                         -----    -----    -----     -----    -----    -----
     Total Securities      (50)      21      (29)      (31)      (5)     (36)
                         -----    -----    -----     -----    -----    -----
        Total Interest
         Income            257      605      862       185      267      452
                         -----    -----    -----     -----    -----    -----
Interest Expense
----------------
  Interest-Bearing
   Deposits
   Domestic Offices
    Money Market Rate
     Accounts               (4)      49       45        (2)      19       17
    Savings                 (6)      59       53        (5)      (3)      (8)
    Certificate of
     Deposits of
     $100,000 or More       32       21       53        (5)      11        6
    Other Time Deposits     12       34       46       (18)      (4)     (22)
                         -----    -----    -----     -----    -----    -----
    Total Domestic
     Offices                34      163      197       (30)      23       (7)
                         -----    -----    -----     -----    -----    -----
   Foreign Offices
    Banks in Foreign
     Countries              52       41       93         3       29       32
    Government and
     Official
     Institutions            -       21       21         3        -        3
    Other Time and
     Savings                14       98      112        67       46      113
                         -----    -----    -----     -----    -----    -----
    Total Foreign
     Offices                66      160      226        73       75      148
                         -----    -----    -----     -----    -----    -----
        Total Interest-
         Bearing
         Deposits          100      323      423        43       98      141
  Federal Funds
     Purchased and
     Securities Sold
     Under Repurchase
     Agreements             (1)      56       55       (20)      24        4
  Other Borrowed Funds      (8)      63       55        77       28      105
  Long-Term Debt            18        6       24       (13)       2      (11)
                         -----    -----    -----     -----    -----    -----
        Total Interest
         Expense           109      448      557        87      152      239
                         -----    -----    -----     -----    -----    -----
  Change in Net
   Interest Income       $ 148    $ 157    $ 305     $  98    $ 115    $ 213
                         =====    =====    =====     =====    =====    =====

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Interest-Rate Sensitivity
-------------------------

     The Company actively manages interest-rate sensitivity (the exposure of net interest income to interest rate movements). The relationship between interest-earning assets and interest-bearing liabilities is closely monitored. The Company attempts to develop and follow policies which are flexible enough to capitalize on opportunities, while minimizing adverse effects on earnings when changes in short-term and long-term interest rates occur. The Company uses complex simulation models to adjust the structure of its assets and liabilities in response to interest rate exposures.
       The Company considers three basic scenarios to model interest rate sensitivity; these are base line, high rate, and low rate. The base line scenario is the Company's estimated most likely path for future short-term interest rates. The base line scenario forecast in January 1996 assumes rates will decline slightly during the first quarter of 1996 and then rise back to year end 1995 levels during the fourth quarter of 1996. The "high rate" scenario assumes a 153 basis point increase from the base line scenario. The "low rate" scenario assumes the average rate declines 50 basis points under the base line scenario. Additionally, other scenarios are reviewed to examine the impact of other interest rate changes.
     The Company quantifies interest rate sensitivity by calculating the change in net interest income between the three scenarios over a 12 month measurement period. Net interest income as calculated by the earnings simulation model under the base line scenario becomes the standard. The measurement of interest rate sensitivity is the percentage change in net interest income calculated by the model under high rate versus base-line scenario and under low rate versus base-line scenario. The scenarios do not include the adjustments that management would make as rate expectations change.
     The Company's policy limit for fluctuations in net interest income resulting from either the high rate or low rate scenario is 6.00 percent. Based upon the January 1996 outlook, if interest rates were to rise to follow the high rate scenario, then net interest income during the policy measurement period would be positively affected by 2.26 percent. If interest rates were to follow the low rate scenario, then net interest income would be negatively affected by 0.22 percent (assuming management took no actions).
     In addition to the policy limit discussed above, the Company also has a global mismatch limit to control the impact of interest rate fluctuations on the Company's earnings. The Company's global mismatch is defined as the absolute value of the Company's asset repricings less liability repricings in 24 maturity bands ranging from one day to over 10 years. Off balance sheet instruments, such as swaps and futures used to hedge balance sheet items are included in the calculation of the global mismatch. Each year the Company's Board of Directors approves both mismatch limits and earnings at risk limits. The global mismatch is reviewed weekly by senior management. Estimated market value changes under various interest rate scenarios are also monitored.
     The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities that either reprice or mature within the designated time periods. The interest sensitivity indicated by this table is not necessarily indicative of the Company's interest sensitivity models discussed above because within each time period, assets and liabilities reprice on different dates and at different levels, and interest sensitivity gaps change daily. A positive interest sensitivity gap, for a particular time period, is one in which more assets reprice or mature than liabilities. A negative interest sensitivity gap results from a greater amount of liabilities repricing or maturing. A positive gap implies that there are more rate sensitive assets than liabilities which suggests that as interest rates rise, the return on assets will rise faster than the funding costs. Conversely, a negative gap indicates a higher ratio of rate sensitive liabilities than assets. In such case, if interest rates rise, then funding costs will rise at a faster rate than the return on assets. The cumulative gap is the sum of the dollar gap for sequential time periods.

                                             December 31, 1995
                             --------------------------------------------------
                                      Within   Within  Within  Greater
                             Within    2-3      4-6     7-12    Than
                             1 Mo.     Mos.     Mos.    Mos.   12 Mos.   Total
                             ------   ------   ------  ------  -------  -------
(in millions)
Interest-Earning Assets
-----------------------
Foreign Offices             $ 6,512  $ 3,995  $ 2,021  $  384  $   172  $13,084
Domestic Offices
  Loans                      18,999      599      933     693    4,910   26,134
  Securities                    107      110      113     487    3,161    3,978
  Trading Assets                629        -        -       -        -      629
  Federal Funds Sold and
   Securities Purchased
   Under Resale Agreement       933        -        -       -        -      933
                            -------  -------  -------  ------  -------  -------
      Total                  27,180    4,704    3,067   1,564    8,243  $44,758
                            -------  -------  -------  ------  -------  =======

Interest-Bearing Liabilities
----------------------------
Foreign Offices               8,390      610      620     111        -    9,731
Domestic Offices
  Interest-Bearing Deposits
    Money Market Rate
     Accounts                 4,057        -        -       -        -    4,057
    Savings                   6,962        -        -      13    1,243    8,218
    Certificates of Deposit
     of $100,000 or More        617      552      213     164      568    2,114
    Other Time Deposits         365      270      352     256      373    1,616
                            -------  -------  -------  ------  -------  -------
                             20,391    1,432    1,185     544    2,184   25,736
                            -------  -------  -------  ------  -------  -------
  Federal Funds Purchased
   and Other Borrowed
   Funds                      5,716      291      896     451        3    7,357
  Long-Term Debt                  -        -       57       -    1,791    1,848
                            -------  -------  -------  ------  -------  -------

Noninterest-Bearing
 Sources of Funds             4,065      158      237     474    4,883    9,817
-------------------         -------  -------  -------  ------  -------  -------
       Total                 30,172    1,881    2,375   1,469    8,861  $44,758
                                                                        =======
Effect of Financial
 Futures and Swaps              827   (1,354)     112     173      242
-------------------         -------  -------  -------  ------  -------
Interest-Sensitive Gap      $(2,165) $ 1,469  $   804  $  268  $  (376)
----------------------      =======  =======  =======  ======  =======
Cumulative Interest-
 Sensitivity Gap            $(2,165) $  (696) $   108  $  376  $     -
--------------------        =======  =======  =======  ======  =======

LOANS AND PROVISION AND ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------

     The provision for loan losses was $330 million in 1995, compared with $162 million in 1994 and $284 million in 1993. The increase in the provision compared with 1994 was principally related to charge-offs in the credit card portfolio. In 1995, the Company continued to experience improvement in the asset quality of business loans as nonperforming loans dropped.

     At December 31, 1995, the domestic commercial real estate portfolio had approximately 81% of its loans in New York and New Jersey, 4% in California, 3% in New England, and 2% in Pennsylvania; no other state accounts for more than 1% of the portfolio. This portfolio consists of the following types of properties:

                         Business loans secured by real estate      44%
                         Offices                                    26
                         Retail                                      9
                         Mixed-Used                                  5
                         Hotels                                      4
                         Condominiums and cooperatives               4
                         Industrial/Warehouse                        2
                         Land                                        1
                         Other                                       5
                                                                  ----
                                                                   100%
                                                                  ====

     At December 31, 1995 and 1994, the Company's nonperforming real estate loans and real estate acquired in satisfaction of loans aggregated $114 million and $119 million, respectively. Net charge-offs of real estate loans were $16 million in 1995 and $6 million in 1994. In addition, other real estate charges were $5 million and $11 million in 1995 and 1994.

     At December 31, 1995 the Company's LDC exposures consisted of $49 million in medium-term loans (and no material commitments), $447 million in short-term loans, $9 million in accrued interest, and $148 million in equity investments. At December 31, 1995, the allowance for loan losses associated with LDC loans was $74 million. In addition, the Company has $316 million of debt securities to emerging market countries, including $280 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized.

     The Company's consumer loan portfolio is comprised principally of credit card, other installment, and residential loans. Residential and auto loans are collateralized, thereby reducing the risk. Credit card delinquencies and charge-offs increased compared to last year. Credit card accounts past due over 30 days were 4.50% of managed outstandings at the end of 1995 compared with 3.34% at the end of 1994. Credit card net charge-offs were $267 million in 1995 compared to $149 million in 1994. The 1995 and 1994 amounts exclude $2 million and $32 million in net charge-offs related to the portion of the portfolio that was securitized. As a percentage of average credit card outstandings, net charge-offs were 3.44% in 1995 compared to 2.47% in 1994.
On a managed receivables basis, net charge-offs as a percentage of average outstandings were 3.44% in 1995 compared to 2.68% in 1994. Other consumer net charge-offs were $5 million in 1995 and $7 million in 1994.

     The Company's loans to the energy industry primarily consist of credits with investor-owned electric and gas utilities, and oil, gas and mining companies. Nonperforming loans in this industry amounted to $11 million at year-end 1995 and 1994. There were no charge-offs in 1995 and 1994.

     The Company's loans to the communications, entertainment, and publishing industries primarily consist of credits with cable television operators, broadcasters, magazine and newspaper publishers, motion picture theaters and regional telephone companies. There were no nonperforming communications loans at December 31, 1995 and 1994, and there were no charge-offs in 1995 and 1994.

     The Company's portfolio of loans for purchasing or carrying securities is comprised largely of overnight loans which are fully collateralized, with appropriate margins, by marketable securities. Throughout its many years of experience in this area, the Company has rarely experienced a loss.

     The Company makes short-term, collateralized loans to mortgage bankers to fund mortgages sold to investors. There were no nonperforming loans at December 31, 1995 and 1994, and there were no charge-offs in 1995 and 1994.

     Based on an evaluation of individual credits, historical loan losses, and global economic factors, the Company has allocated its allowance for loan losses as follows:

                                 1995       1994       1993      1992     1991
                                 ----       ----       ----      ----     ----
Real Estate Loans                  7%         9%         8%        9%      10%
Other Domestic Commercial
 and Industrial Loans             57         56         64        64       62
Consumer Loans                    25         16         10         9       10
Foreign Loans (excluding
 medium-term LDC loans)            1          7          6         6        6
LDC Loans                         10         12         12        12       12
                                 ----       ----       ----      ----     ----
                                 100%       100%       100%      100%     100%
                                 ====       ====       ====      ====     ====

     Such an allocation is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loan.

The following table details changes in the Company's allowance for loan losses for the last five years.

   (dollars in millions)           1995     1994     1993     1992     1991
                                   ----     ----     ----     ----     ----
Loans Outstanding, December 31,  $37,687  $33,083  $30,570  $29,497  $30,335
Average Loans Outstanding         35,421   32,029   30,427   30,345   32,719

Allowance for Loan Losses
-------------------------
Balance, January 1
  Regular
    Domestic                     $   637  $   794  $   878  $   889  $   831
    Foreign                           57       60       70       60       62
  Less Developed Countries            98      116      124      135      218*
                                 -------  -------  -------  -------  -------
    Total, January 1                 792      970    1,072    1,084    1,111
                                 -------  -------  -------  -------  -------
Allowance of Acquired
 Companies and Other Changes           8        -        -       56      (10)
Credit Card Securitizations            3       14        1        -      (18)
Charge-Offs
  Domestic
    Commercial and Industrial        (56)    (158)    (142)    (311)    (358)
    Real Estate & Construction       (19)      (6)     (71)    (103)    (165)
    Consumer Loans                  (309)    (191)    (173)    (181)    (226)
  Foreign                            (24)     (38)     (54)     (20)     (32)
  Less Developed Countries           (24)     (18)      (9)     (13)     (39)
                                 -------  -------  -------  -------  -------
     Total                          (432)    (411)    (449)    (628)    (820)
                                 -------  -------  -------  -------  -------
Recoveries
  Domestic
    Commercial and Industrial         14       14       28       66       11
    Real Estate & Construction         3        -        2       13        1
    Consumer Loans                    37       35       29       26       21
  Foreign                              1        8        2       10        4
  Less Developed Countries             -        -        1        2        6
                                 -------  -------  -------  -------  -------
     Total                            55       57       62      117       43
Net Charge-Offs                     (377)    (354)    (387)    (511)    (777)
                                 -------  -------  -------  -------  -------
Provision
  Domestic                           356      135      242      423      742
  Foreign                            (26)      27       42       20       36
                                 -------  -------  -------  -------  -------
     Total                           330      162      284      443      778
                                 -------  -------  -------  -------  -------
Balance, December 31,
  Regular
    Domestic                         674      637      794      878      889*
    Foreign                            8       57       60       70       60
  Less Developed Countries            74       98      116      124      135*
                                 -------  -------  -------  -------  -------
     Total, December 31,         $   756  $   792  $   970  $ 1,072  $ 1,084
                                 =======  =======  =======  =======  =======
Ratios
------
Net Charge-Offs to Average
 Loans Outstandings                1.06%    1.11%    1.27%    1.68%    2.37%
                                 =======  =======  =======  =======  =======
Net Charge-Offs to Total
 Allowance                        49.87%   44.70%   39.90%   47.67%   71.68%
                                 =======  =======  =======  =======  =======
Total Allowance to Year-End
 Loans Outstanding                 2.01%    2.40%    3.17%    3.63%    3.57%
                                  ======  =======  =======  =======  =======

*Includes a $50 million transfer from the LDC Allowance for Loan Losses to the Regular Allowance.

Nonperforming Assets
--------------------
A summary of nonperforming assets is presented in the following table.

(in millions)                                 December 31,

                               1995      1994      1993      1992      1991
                               ----      ----      ----      ----      ----
Nonaccrual
----------
  Domestic                   $  184    $  220    $  408    $  581    $1,014
  Foreign (including
   Medium-term LDC)              41        77       130       198       146
                             ------    ------    ------    ------    ------
                                225       297       538       779     1,160

Reduced Rate (Domestic)           -         -         2         9        13
------------                 ------    ------    ------    ------    ------
                                225       297       540       788     1,173

Real Estate Acquired in
-----------------------
Satisfaction of Loans            72        56        99       268       369
---------------------         -----    ------    ------   -------    ------

                              $ 297    $  353    $  639    $1,056    $1,542
                              =====    ======    ======    ======    ======
Past Due 90 Days or More
------------------------
and Still Accruing Interest
---------------------------
  Domestic                   $  270    $  163    $  156    $  218    $  178
  Foreign                         -         -         -         -        66
                             ------    ------    ------    ------    ------
                             $  270    $  163    $  156    $  218    $  244
                             ======    ======    ======    ======    ======

Securities
----------
The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's securities portfolio at December 31, 1995.

                                                                 States and
                                              U.S. Government    Political
                          U.S. Government         Agency        Subdivisions
                          ---------------    ---------------    ------------
                          Amount    Yield    Amount    Yield    Amount  Yield
                          ------    -----    ------    -----    ------  -----
(dollars in millions)

Securities Held-
----------------
 to-Maturity
 -----------
One Year or Less          $   14    5.35%     $  40     4.60%   $  143   4.41%
Over 1 through 5 Years         2    5.21        179     5.55        62   5.69
Over 5 through 10 Years        -       -          2     7.00        65   6.44
Over 10 years                  -       -          -        -        97   7.07
Mortgage-Backed Securities     -       -          -        -         -      -
                          ------              -----             ------
                          $   16    5.33%     $ 221     5.39%   $  367   5.69%
                          ======              =====             ======
Securities Available-
--------------------
 for-Sale
----------
One Year or Less         $  481     5.62%     $   -        -%   $  31    8.93%
Over 1 through 5 Years    1,512     5.33          -        -       35    6.78
Over 5 through 10 Years     836     5.75          -        -       42    6.32
Over 10 years                 8     7.65          -        -      153    6.40
Equity Securities             -        -          -        -        -       -
                          -----               -----             -----
                         $2,837     5.51%     $   -        -    $ 261    6.74%
                         ======               =====             =====


                           Other Bonds,    Mortgage-Backed
                            Notes and        and Equity
                            Debentures       Securities
                           -------------    ------------
                           Amount  Yield    Amount Yield      Total
                           ------  -----    ------ -----      -----
(dollars in millions)

Securities Held-
----------------
 to-Maturity
 -----------
One Year or Less            $ 24    3.43%    $  -      -%    $  221
Over 1 through 5 Years        67    6.40        -      -        310
Over 5 through 10 Years       60    4.31        -      -        127
Over 10 years                273    5.81        -      -        370
Mortgage-Backed Securities     -       -      224   7.34        224
                            ----             ----            ------
                            $424    5.56%    $224   7.34%    $1,252
                            ====             ====            ======
Securities Available-
--------------------
 for-Sale
----------
One Year or Less            $ 12    5.66%   $   -      -%    $  524
Over 1 through 5 Years        15    3.73        -      -      1,562
Over 5 through 10 Years       12    0.08        -      -        890
Over 10 years                 11    6.07        -      -        172
Equity Securities              -       -      470   3.39        470
                           -----             ----            ------
                            $ 50    3.87%    $470   3.39%    $3,618
                           =====             ====            ======


Loans
-----

The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 1995.
                                            Over 1 Year
                                    1 Year    Through       Over
                                   or Less    5 Years     5 Years     Total
                                   -------  -----------   -------     -----
(in millions)
Domestic
--------
  Real Estate, Excluding Loans
   Collateralized by 1-4 Family
   Residential Properties          $   454     $1,443      $  962    $ 2,859
  Commercial and Industrial Loans    3,803      5,139       3,083     12,025
  Other, Excluding Loans to
   Individuals and those
   Collateralized by 1-4 Family
   Residential Properties            4,268        750         202      5,220
                                   -------     ------      ------    -------
                                     8,525      7,332       4,247     20,104
Foreign                              1,731        902       1,711      4,344
-------                            -------     ------      ------    -------
      Total                        $10,256     $8,234      $5,958    $24,448
                                   =======     ======      ======    =======

Loans with:
  Predetermined Interest Rates     $   638     $  384      $1,244    $ 2,266
  Floating Interest Rates            9,618      7,850       4,714     22,182
                                   -------     ------      ------    -------
       Total                       $10,256     $8,234      $5,958    $24,448
                                   =======     ======      ======    =======

Deposits
--------
     The aggregate amount of deposits by foreign customers in domestic offices was $4.0 billion, $3.2 billion, and $2.1 billion at December 31, 1995, 1994, and 1993.
     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 1995.

                                                    Time
(in millions)                 Certificates         Deposits-
                               of Deposits          Other             Total
                              -----------------------------------------------

3 Months or Less                  $1,092            $2,104           $3,196
Over 3 Through 6 Months              219                 6              225
Over 6 Through 12 Months             169                12              181
Over 12 Months                       616                34              650
                                  ------            ------           ------
     Total                        $2,096            $2,156           $4,252
                                  ======            ======           ======

     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds
---------------------
Information related to other borrowed funds in 1995, 1994, and 1993 is presented in the table below.
                                    1995           1994             1993
                             ---------------- ---------------  ---------------
(dollars in millions)
                                     Average          Average          Average
                             Amount   Rate    Amount   Rate    Amount   Rate
                             ------  -------  ------  -------  ------  -------

Federal Funds Purchased
-----------------------
 and Securities Sold Under
 -------------------------
 Repurchase Agreements
 ---------------------
  At December 31             $3,933   4.61%   $1,502   4.91%   $2,711   2.85%
  Average During Year         2,804   5.75     2,843   3.73     3,467   2.94
  Maximum Month-End Balance
   During Year                3,991   5.96     6,415   3.36     4,894   2.80

Other*
-----
  At December 31              3,106   5.73%    4,176   5.79     2,781   3.61
  Average During Year         3,962   6.22     4,135   4.63     2,348   3.66
  Maximum Month-End Balance
   During Year                5,025   5.74     5,639   4.57     3,161   3.60

*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.

Foreign Assets
--------------
     At December 31, 1995, the Company had assets in excess of .75% of year end total assets in Greece, totaling $527 million, and in South Korea, totaling $480 million. There were no foreign countries in which the Company's assets exceeded .75% of year end total assets in 1994.

ITEM 2.  PROPERTIES
-------------------
     In New York City, the Company owns the thirty story building housing its executive headquarters at 48 Wall Street, a forty-nine story office building at One Wall Street, and an operations center at 101 Barclay Street. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey and Connecticut; Harrison, New York; Newark, Delaware; Brussels, Belgium; London, England;

and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     Litigation regarding Northeast Bancorp., Inc. is described in Note 12 to the Consolidated Financial Statements included in Exhibit 13, and such description is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 1995.

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. The Warrants (to purchase the Company's Common Stock) are traded over the counter. All of the Company's other securities are not currently listed. The Company had 26,366 common shareholders of record at February 29, 1996.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
On March 12, 1996, the Company's Board of Directors, acting upon the recommendation of the Audit Committee of the Company's Board of Directors dismissed Deloitte & Touche LLP as the Company's independent public accountants and appointed Ernst & Young LLP to serve as the Company's independent public accountants for the year 1996.
     Deloitte & Touche LLP's reports on the Company's financial statements for the last two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended December 31, 1995 and during the period from December 31, 1995 through March 12, 1996, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Deloitte & Touche LLP to make reference to the subject matter of such disagreements in connection with its reports.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The directors of the registrant are identified on pages 28 and 29 of this report. Additional material responsive to this item is contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
-----------------------------------------------------------------------------
                                                                        Company
                                                                        Officer
      Name                          Office and Experience           Age   Since
      ----                          ---------------------           ---   -----

J. Carter Bacot     1995-1996  Chairman and Chief Executive Officer
                               of the Company, Chairman of the Bank  63    1975
                    1991-1995  Chairman and Chief Executive Officer
                               of the Company and the Bank

Thomas A. Renyi     1995-1996  President of the Company and          50    1992
                               President and Chief Executive
                               Officer of the Bank
                    1994-1995  President of the Company and
                               President and Chief Operating
                               Officer of the Bank
                    1992-1994  President of the Company and
                               Vice Chairman of the Bank
                    1991-1992  Senior Executive Vice President and
                               Chief Credit Officer of the Bank

Alan R. Griffith    1994-1996  Vice Chairman of the Company          54    1990
                               and the Bank
                    1991-1994  Senior Executive Vice President of
                               the Company, and President and Chief
                               Operating Officer of the Bank

Samuel F. Chevalier 1991-1996  Vice Chairman of the Company          62    1989
                               and the Bank

Deno D. Papageorge  1991-1996  Senior Executive Vice President of    57    1980
                               the Company, Senior Executive Vice
                               President and Chief Financial
                               Officer of the Bank

Richard D. Field    1991-1996  Executive Vice President of the       55    1987
                               Company, Senior Executive Vice
                               President of the Bank

Robert E. Keilman   1991-1996  Comptroller of the Company and        50    1984
                               the Bank, Senior Vice President
                               of the Bank

Phebe C. Miller     1995-1996  Secretary and Chief Legal Officer     46    1995
                               of the Company, Senior Vice
                               President and Chief Legal Officer
                               of the Bank
                    1994-1995  Senior Vice President of the Bank
                    1991-1994  Managing Director, General Counsel
                               and Secretary, Discount Corporation
                               of New York
                         1991  Vice President and Counsel,
                               Discount Corporation of New York

Robert J. Goebert   1991-1996  Auditor of the Company, Senior Vice   54    1982
                               President of the Bank

Officers of BNY who perform major policy making functions:
                                                                          Bank
                                                                       Executive
                                                                        Officer
    Name                           Office and Experience            Age   Since
    ----                           ---------------------            ---  ------

Gerald L. Hassell   1994-1996  Senior Executive Vice President and   44    1990
                               Chief Commercial Banking Officer
                    1992-1994  Executive Vice President - Special
                               Industries Banking
                         1991  Executive Vice President -
                               Communications, Entertainment, and
                               Publishing Division

Robert J. Mueller   1992-1996  Senior Executive Vice President -     54    1989
                               Chief Credit Policy Officer
                    1991-1992  Executive Vice President - Mortgage
                               & Construction Lending

Newton P.S. Merrill 1994-1996  Senior Executive Vice President -     56    1994
                               Trust, Investment Management and
                               Private Banking
                    1991-1993  Senior Executive Vice President-
                               The Bank of Boston

Richard A. Pace     1991-1996  Executive Vice President and Chief    50    1989
                               Technologist

There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The material responsive to such item in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The material responsive to such item in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The material responsive to such item in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference.

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

        (c) First Amendment, dated as of June 13, 1989, to the Rights Agreement,including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the amendment on Form 8, dated June 14, 1989, to the registrant's Registration Statement on Form 8-A, dated
            December 18, 1985.

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

        (b) Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc.
            (Filed as Exhibit 10(b) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (c) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.
            (Filed as Exhibit 10(b) to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference.)*

Exhibit No. Per
Regulation S-K                     Description
--------------                     -----------

  10    (d) Amendments to The Bank of New York Company, Inc. Excess
            Contribution Plan dated February 23, 1994 and November 9, 1993. (Filed as Exhibit 10(c) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (e) Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995.*

        (f) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.
            (Filed as Exhibit 10(d) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.)*

        (g) Amendments to The Bank of New York Company, Inc. Excess Benefit Plan dated February 23, 1994 and November 9, 1993.
            (Filed as Exhibit 10(e) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (h) Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.
            (Filed as Exhibit 10(g) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (i) Amendment to The Bank of New Company, Inc. Excess Benefit Plan dated November 14, 1995.*

        (j) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc.
            (Filed as Exhibit 10(g) to the Company's 1993 Annual Report on
            Form 10-K and incorporated herein by reference.)*

        (k) 1988 Long-Term Incentive Plan as amended through December 8, 1992. (Filed as Exhibit 10(f) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.)*

        (l) Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc.
            (Filed as Exhibit 10(j) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (m) The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan. (Filed as Exhibit 10(m) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.)*

        (n) Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.
            (Filed as Exhibit 10(l) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (o) The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.
            (Filed as Exhibit 10(n) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference.)*

        (p) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated March 9, 1993.
            (Filed as Exhibit 10(k) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

Exhibit No. Per
Regulation S-K                      Description
---------------                     ------------
  10    (q) Amendment effective October 11, 1994 to The Bank of New York
            Company, Inc. Supplemental Executive Retirement Plan.
            (Filed as Exhibit 10(o) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (r) Trust Agreement dated April 19, 1988 related to certain executive compensation plans and agreements.
            (Filed as Exhibit 10(h) to the Company's 1988 Annual Report on Form 10-K and incorporated herein by reference.)*

        (s) Trust Agreement dated November 16, 1993 related to certain executive compensation plans and agreements.
            (Filed as Exhibit 10(m) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

        (t) Amendment dated October 11, 1994 to Trust Agreement dated
            November 16, 1993, related to certain executive compensation plans and agreements.*
            (Filed as Exhibit 10(r) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (u) Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements.*
            (Filed as Exhibit 10(s) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (v) Form of Remuneration Agreement between the Company and two of the five most highly compensated executive officers of the Company. (Filed as Exhibit 10 to the Company's 1982 Annual Report on
            Form 10-K and incorporated herein by reference.)*

        (w) Form of Tax Reimbursement Agreement dated as of July 13, 1994 between the Company and two of the five most highly compensated executive officers of the Company.*
            (Filed as Exhibit 10(u) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (x) Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company.*
            (Filed as Exhibit 10(v) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

        (y) The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.
            (Filed as Exhibit 10(r) to the Company's 1993 Annual Report on
            Form 10-K and incorporated herein by reference.)*

        (z) Amendment dated November 8, 1994 to The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.*
            (Filed as Exhibit 10(x) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

       (aa) Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.
            (Filed as Exhibit 10(s) to the Company's 1993 Annual Report on Form 10-K and incorporated herein by reference.)*

Exhibit No. Per
Regulation S-K                Description
--------------                -----------

       (bb) Amendment dated November 8, 1994 to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.* (Filed as Exhibit 10(z) to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.)*

   11       Statement - Re: Computation of Per Common Share Earnings

   12       Statement - Re: Computation of Earnings to Fixed Charges Ratios

   13       Portions of the 1995 Annual Report to Shareholders

   21       Subsidiaries of the Registrant

   23       Consent of Deloitte & Touche LLP

   27       Financial Data Schedule

-------------------
* Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

           October 16, 1995: Unaudited interim financial information and accompanying discussion for the third quarter of 1995.

           November 14, 1995: A press release announcing the Company's plan to buy back up to 16 million of its outstanding common shares.

           January 16, 1996: Unaudited interim financial information and accompanying discussion for the fourth quarter of 1995.

           March 12, 1996: The Company's disclosure statement with respect to dismissing Deloitte & Touche LLP and appointing Ernst & Young LLP as the Company's independent accountants, and a letter to the Securities and Exchange Commission from Deloitte & Touche LLP agreeing with the Company's disclosure statement; as subsequently amended on From 8-K/A.

(c) Exhibits:

           Submitted as a separate section of this report.

(d) Financial Statements Schedules:

           None

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on the 12th day of March, 1996.

                                    THE BANK OF NEW YORK COMPANY, INC.


                             By: \s\ Deno D. Papageorge
                                  -------------------------------------
                                     (Deno D. Papageorge,
                                      Senior Executive Vice President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 1996.

        Signature                                         Title
        ---------                                         -----

\s\J. Carter Bacot                             Chairman and
-----------------------------------            Chief Executive Officer
(J. Carter Bacot)                              (principal executive officer)


\s\ Deno D. Papageorge                         Senior Executive Vice President
-----------------------------------            (principal financial officer)
(Deno D. Papageorge)


\s\ Robert E. Keilman                          Comptroller
------------------------------------           (principal accounting officer)
(Robert E. Keilman)


\s\ Richard Barth                              Director
------------------------------------
(Richard Barth)


\s\ Frank J. Biondi, Jr.                       Director
------------------------------------
(Frank J. Biondi, Jr.)


\s\ William R. Chaney                          Director
------------------------------------
(William R. Chaney)


\s\ Samuel F. Chevalier                        Vice Chairman and Director
------------------------------------
(Samuel F. Chevalier)


\s\ Anthony P. Gammie                          Director
------------------------------------
(Anthony P. Gammie)


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


\s\ Martha T. Muse                             Director
------------------------------------
(Martha T. Muse)


\s\ Catherine A. Rein                          Director
------------------------------------
(Catherine A. Rein)


\s\ Thomas A. Renyi                            President and
------------------------------------           Director
(Thomas A. Renyi)


\s\ Harold E. Sells                            Director
------------------------------------
(Harold E. Sells)


\s\ W. S. White, Jr.                           Director
------------------------------------
(W. S. White, Jr.)

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

      (b) Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc.*

      (c) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.*

      (d) Amendments to The Bank of New York Company, Inc. Excess Contribution Plan dated February 23, 1994 and November 9, 1993.*

      (e) Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995.

      (f) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.*

      (g) Amendments to The Bank of New York Company, Inc. Excess Benefit Plan dated February 23, 1994 and November 9, 1993.*

      (h) Amendment dated May 10, 1994 to The Bank of New York Co., Inc. Excess Benefit Plan.*

      (i) Amendment to The Bank of New York Company, Inc. Excess Benefit Plan dated November 14,1995.

      (j) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc.*

      (k) 1988 Long-Term Incentive Plan as amended through December 8, 1992.*

      (l) Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc.*

                             INDEX TO EXHIBITS
Exhibit No.
-----------
  10  (m) The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan.*

      (n) Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.*

      (o) The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.*

      (p) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated March 9, 1993.*

      (q) Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.*

      (r) Trust Agreement dated April 19, 1988 related to executive compensation agreements.*

      (s) Trust Agreement dated November 16, 1993 related to deferred executive compensation agreements.*

      (t) Amendment dated October 11, 1994 to Trust Agreement dated November 16, 1993, related to executive compensation agreements.*

      (u) Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements.*

      (v) Form of Remuneration Agreement between the Company and two of the five most highly compensated executive officers of the Company.*

      (w) Form of Tax Reimbursement Agreement dated as of July 13, 1994 between the Company and two of the five most highly compensated executive officers of the Company.*

      (x) Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company.

      (y) The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.*

      (z) Amendment dated November 8, 1994 to The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.*

     (aa) Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.*

     (bb) Amendment dated November 8, 1994 to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.*

  11      Statement - Re: Computation of Per Common Share Earnings

  12      Statement - Re: Computation of Earnings to Fixed Charges Ratios

  13      Portions of the 1995 Annual Report to Shareholders

  21      Subsidiaries of the Registrant

  23      Consent of Deloitte & Touche LLP

  27      Financial Data Schedule
-------------------
     * Incorporated by reference