Form 10-Q
period 1996-03-31
BANK OF NEW YORK CO INC
filed 1996-05-13
CIK 9626

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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

    The number of shares outstanding of the issuer's Common
Stock, $7.50 par value, was 194,811,790 shares as of April 30, 1996

                THE BANK OF NEW YORK COMPANY, INC.
                            FORM 10-Q
                       TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          At March 31, 1996 and December 31, 1995               3

          Consolidated Statements of Income
          For the Three Months Ended March 31,
          1996 and 1995                                         4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Three Months Ended March 31, 1996             5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31,
          1996 and 1995                                         6

          Notes to Consolidated Financial Statements            7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    9


PART 2.  OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                      17


SIGNATURE                                                      18

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
- ------------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                 (Unaudited)


                                                    March 31,    December 31,
                                                       1996          1995
                                                       ----          ----
Assets
- ------
Cash and Due from Banks                              $ 2,634       $ 4,711
Interest-Bearing Deposits in Banks                     1,152           982
Securities:
  Held-to-Maturity (fair value of $1,197 in
    1996 and $1,164 in 1995)                           1,262         1,252
  Available-for-Sale                                   3,915         3,618
                                                     -------       -------
    Total Securities                                   5,177         4,870
Trading Assets at Fair Value                             728           762
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                 985           936
Loans (less allowance for loan losses
 of $742 in 1996 and $756 in 1995)                    37,813        36,931
Premises and Equipment                                   898           902
Due From Customers on Acceptances                        818           918
Accrued Interest Receivable                              257           270
Other Assets                                           2,855         2,438
                                                     -------       -------
     Total Assets                                    $53,317       $53,720
                                                     =======       =======

Liabilities and Shareholders' Equity
- ------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $ 8,351       $10,465
 Interest-Bearing
    Domestic Offices                                  15,382        16,005
    Foreign Offices                                   12,162         9,448
                                                     -------       -------
     Total Deposits                                   35,895        35,918
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      3,089         3,933
Other Borrowed Funds                                   4,387         3,706
Acceptances Outstanding                                  821           928
Accrued Taxes and Other Expenses                       1,393         1,378
Accrued Interest Payable                                 180           190
Other Liabilities                                        378           587
Long-Term Debt                                         1,930         1,848
                                                     -------       -------
     Total Liabilities                                48,073        48,488
                                                     -------       -------
Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding 184,000 shares           111           111
 Class A Preferred Stock - par value $2.00
  per share, authorized 5,000,000 shares,
  outstanding 46,804 shares in 1996 and
  49,504 shares in 1995                                    2             2
 Common Stock - par value $7.50 per share,
  authorized 350,000,000 shares, issued
  205,847,437 shares in 1996 and
  204,162,405 shares in 1995                           1,544         1,531
 Additional Capital                                    1,116         1,087
 Retained Earnings                                     2,851         2,689
 Securities Valuation Allowance                           29            58
                                                     -------       -------
                                                       5,653         5,478
 Less:  Treasury Stock - 8,961,644 shares in
  1996 and 6,026,048 shares in 1995, at cost             391           228
        Loan to ESOP - (658,530 shares), at cost          18            18
                                                     -------       -------
     Total Shareholders' Equity                        5,244         5,232
                                                     -------       -------
     Total Liabilities and Shareholders' Equity      $53,317       $53,720
                                                     =======       =======
- ------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

- ------------------------------------------------------------------------------
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                                    (Unaudited)
                       (In millions, except per share amounts)

                                            For the three months ended
                                                   March 31,
                                                1996       1995
                                                ----       ----
Interest Income
- ---------------
Loans                                           $ 806      $ 765
Securities
  Taxable                                          62         56
  Exempt from Federal Income Taxes                  5         12
                                                -----      -----
                                                   67         68
Deposits in Banks                                  22         30
Federal Funds Sold and Securities
 Purchased Under Resale Agreements                 29         66
Trading Assets                                      4          7
                                                -----      -----
      Total Interest Income                       928        936
                                                -----      -----
Interest Expense
- ----------------
Deposits                                          291        308
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                        51         32
Other Borrowed Funds                               44         72
Long-Term Debt                                     33         33
                                                 ----       ----
      Total Interest Expense                      419        445
                                                 ----       ----
Net Interest Income                               509        491
- -------------------
Provision for Loan Losses                          90         50
                                                -----      -----
Net Interest Income After
 Provision for Loan Losses                        419        441
                                                -----      -----
Noninterest Income
- ------------------
Processing Fees
 Securities                                       159         98
 Other                                             50         44
                                                -----      -----
                                                  209        142
Trust and Investment Fees                          37         32
Service Charges and Fees                          106        113
Securities Gains                                   33          7
Other                                              35         25
                                                -----      -----
    Total Noninterest Income                      420        319
                                                -----      -----
Noninterest Expense
- -------------------
Salaries and Employee Benefits                    247        222
Net Occupancy                                      44         44
Furniture and Equipment                            22         22
Other                                             131        128
                                                -----      -----
  Total Noninterest Expense                       444        416
                                                -----      -----
Income Before Income Taxes                        395        344
Income Taxes                                      152        131
                                                -----      -----
Net Income                                      $ 243      $ 213
- ----------                                      =====      =====
Net Income Available to
 Common Shareholders                            $ 241      $ 210
- -----------------------                         =====      =====
Per Common Share Data:
- ----------------------
   Primary Earnings                             $1.16      $1.12
   Fully Diluted Earnings                        1.13       1.06
   Cash Dividends                                0.40       0.32

Fully Diluted Shares Outstanding                  214        201
- ------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                   For the three months ended March 31, 1996
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1996   $111     $ 2  $1,531 $1,087   $2,689      $ 58    $228   $18
Changes:
  Net Income                                        243
  Cash Dividends
   Common Stock                                     (79)
   Preferred Stock                                   (2)
  Conversion of
   Debentures                         7     12
Issuance of
 Common Stock                         6     17                        (35)
Treasury Stock
 Acquired                                                             198
Net Unrealized
 Loss on
 Securities
 Available
 for Sale                                                     (29)
                   ----     ---  ------ ------   ------      ----    ----   ---
Balance, March
  31, 1996         $111     $ 2  $1,544 $1,116   $2,851      $ 29    $391   $18
                   ====     ===  ====== ======   ======      ====    ====   ===
- -------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)


                                                     For the three months ended
                                                             March 31,
                                                           1996      1995
                                                           ----      ----
Operating Activities
 Net Income                                             $   243   $   213
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate       97        51
   Depreciation and Amortization                             57        48
   Deferred Income Taxes                                     54        64
   Securities Gains                                         (33)       (7)
   Change in Trading Assets                                  34      (695)
   Change in Accruals and Other, Net                       (341)       55
                                                        -------   -------
     Net Cash Provided (Used) by
       Operating Activities                                 111      (271)
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks            (174)       69
   Purchases of Securities Held-to-Maturity                 (80)      (78)
   Maturities of Securities Held-to-Maturity                 64       159
   Purchases of Securities Available-for-Sale              (593)      (38)
   Sales of Securities Available-for-Sale                   197        15
   Maturities of Securities Available-for-Sale               70         7
   Net Principal Disbursed on Loans to Customers         (1,097)   (1,377)
   Sales of Loans                                            55        86
   Sales of Other Real Estate                                44         3
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                       (49)     (392)
   Purchases of Premises and Equipment                      (14)       (9)
   Acquisitions, Net of Cash Acquired                      (296)       67
   Other, Net                                               (30)      (44)
                                                        -------   -------
     Net Cash Used by Investing Activities               (1,903)   (1,532)
                                                        -------   -------
Financing Activities
   Change in Deposits                                         -       594
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                       (844)      447
   Change in Other Borrowed Funds                           681     1,620
   Proceeds from the Issuance of Long-Term Debt             100         -
   Repayments of Long-Term Debt                               -        (2)
   Issuance of Common Stock                                  58        42
   Treasury Stock Acquired                                 (198)      (55)
   Cash Dividends Paid                                      (81)      (63)
                                                        -------   -------
     Net Cash Provided (Used) by Financing Activities      (284)    2,583
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                      (1)       40
                                                        -------   -------
Change in Cash and Due From Banks                        (2,077)      820
Cash and Due from Banks at Beginning of Period            4,711     2,903
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 2,634   $ 3,723
                                                        =======   =======
- -----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $   429   $   412
   Income Taxes                                              24         5
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                             30         5
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

2.  Allowance for Loan Losses
    -------------------------

      Transactions in the allowance for loan losses are summarized as follows:

                                          Three months ended
                                              March 31,
(In millions)                            1996            1995
                                         ----           -----
 Balance, Beginning of Period           $ 756           $ 792
  Charge-offs                            (124)           (107)
  Recoveries                               20              11
                                        -----           -----
  Net Charge-Offs                        (104)            (96)

  Acquisition                               -               1
  Credit Card Securitization                -               2
  Provision                                90              50
                                        -----           -----
 Balance, End of Period                 $ 742           $ 749
                                        =====           =====

3.  Commitments and Contingent Liabilities
    --------------------------------------

     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

4.  Acquisitions
    ------------

     In the first quarter of 1996, the Company made acquisitions related to its factoring and unit investment trust businesses. The pro forma effect of these acquisitions is not material.

5. Capital Resources
   -----------------

     In 1995, the Company announced a plan to buy back through the end of 1996 up to 16 million shares of its common stock. As of April 30, 1996,
8.3 million shares had been repurchased.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------


The Company reported record first quarter net income of $243 million, up 14% from $213 million earned in the same period last year. First quarter fully diluted earnings per share were a record $1.13, a 7% increase over the $1.06 earned in the first quarter of 1995. The dilutive effect of stock warrants, which was partially offset by the Company's stock buyback program, reduced earnings per share for the first quarter of 1996 by 5 cents.

     Net interest income, on a taxable equivalent basis, totaled $517 million in the first quarter, a $15 million or 3% increase over the first quarter of last year reflecting modest loan growth. Revenues from the Company's securities processing business grew 62% over the first quarter of 1995.
While this increase was largely due to the acquisitions of the corporate trust business of NationsBank and the custody businesses of BankAmerica and J.P. Morgan, all areas of securities processing continued to show strong internal growth. Internally generated growth, which was in excess of 14%, was led by ADRs, custody, corporate trust, and government clearance. Amortization of goodwill associated with the Company's securities processing acquisitions reduced earnings in the first quarter of 1996 by 2 cents per share.

     The Company completed conversion activities associated with the BankAmerica custody acquisition during the first quarter of 1996. The J.P. Morgan conversion was begun and is progressing on schedule.

     Fees from other processing, which includes funds transfer, cash management, and trade finance, grew 13% over last year's first quarter. The largest contributor to this increase was fees from funds transfer, which were up 28%.

     Fees from trust and investment grew 15% in the first quarter of 1996 reflecting new business and generally strong markets.

     As expected, the acquisition of Midlantic's factoring business in March 1996 immediately added to earnings in the first quarter.

     Notwithstanding moderate growth in outstandings, earnings from the Company's credit card business declined slightly in the first quarter of 1996 compared with 1995's first quarter, reflecting higher charge-offs. In the first quarter of 1996, charge-offs were $96 million compared with $81 million in the fourth quarter of 1995 and $61 million a year ago.

     Return on average assets for the first quarter was a record 1.79% versus 1.77% in the fourth quarter and 1.65% in the first quarter of 1995.
Return on average common equity was 18.86% in the first quarter of 1996, compared with 18.87% in the fourth quarter of 1995 and 19.98% in the first quarter of last year.

CAPITAL
- -------

     The Company's estimated Tier 1 capital and Total capital ratios were 7.85% and 12.63% at March 31, 1996 compared with 8.42% and 13.08% at December 31, 1995, and 8.56% and 13.31% at March 31, 1995. Tangible common equity as a percent of total assets was 7.58% at March 31, 1996 compared with 8.00% at December 31, 1995 and 7.36% one year ago. The leverage ratio was 7.94% at March 31, 1996 compared with 8.46% at December 31, 1995 and 8.06% one year ago. The decline in the capital ratios reflects the goodwill associated with the securities processing acquisitions and the repurchase of $198 million of common stock in the first quarter of 1996.

NET INTEREST INCOME
- -------------------

                            1st       4th       1st
                          Quarter   Quarter   Quarter
                          -------   -------   -------
(In millions)               1996      1995      1995
                          ---------------------------
Net Interest Income         $517      $531      $502

Net Interest Rate
 Spread                     3.43%     3.41%     3.41%

Net Yield on Interest-
 Earning Assets             4.46      4.58      4.49

     On a taxable equivalent basis, net interest income amounted to $517 million in the first quarter of 1996, compared with $502 million in the same period of 1995, an increase of 3%. The net interest rate spread was 3.43% in the first quarter of 1996, up 2 basis points from 3.41% in the fourth quarter of 1995 and one year ago. The net yield on interest-earning assets was 4.46% compared with 4.58% in the fourth quarter of 1995 and 4.49% in last year's first quarter.

     Interest lost on loans on nonaccrual status at March 31, 1996 and 1995 reduced net income by $5 million for the three months ended March 31, 1996 and 1995.

NONINTEREST INCOME
- ------------------
                                      1st Quarter
                                      -----------
(In millions)                        1996      1995
                                    ----------------
Processing Fees
  Securities                         $159      $ 98
  Other                                50        44
                                     ----      ----
                                      209       142
Trust and Investment Fees              37        32
Service Charges and Fees              106       113
Securities Gains                       33         7
Foreign Exchange and
 Other Trading Activities              10        12
Other                                  25        13
                                     ----      ----
Total Noninterest Income             $420      $319
                                     ====      ====

     Securities processing fees increased 62% to $159 million compared to $98 million in the first quarter of 1995. Acquisitions and strong internal growth in all areas contributed to the increase in revenue. Fees from other processing increased 13% over the first quarter of last year. Service charges and fees declined $7 million primarily due to lower syndication fees and the absence of mortgage servicing fees related to the Company's ARCS mortgage servicing portfolio, which was sold in the second quarter of 1995. The Company reported $33 million of securities gains in the first quarter of 1996 compared with $7 million last year reflecting sales of securities held in the Company's bond and bank stock portfolios as well as returns on certain limited partnership interests. Revenues from foreign exchange and other trading activities were disappointing, declining 17% to $10 million. Other income increased significantly as a result of strong performance by the Company's offshore banking subsidiaries.

NONINTEREST EXPENSE AND INCOME TAXES
- ------------------------------------

     Total noninterest expense for the quarter was $444 million, up 7% from $416 million in the same period last year. The rise in expenses in the first quarter was principally due to salary and other expenses related to acquisitions of securities processing businesses from J.P. Morgan, BankAmerica, and NationsBank as well as the acquisition of the Putnam Trust Company.

     Despite the increases in noninterest expenses, the efficiency ratio for the first quarter was 49.4% compared with 49.5% reported in the fourth quarter of 1995 and substantially improved from 51.0% one year ago.

       The effective tax rate for the first quarter of 1996 was 38.4% compared with 38.2% for the first quarter of 1995.

NONPERFORMING ASSETS
- --------------------

                                                              Change
                                                            1Q 1996 vs
(Dollars in millions)             3/31/96      12/31/95      4Q 1995
                                 -------------------------------------
Loans:
     Commercial Real Estate         $ 11         $ 42          $(31)
     Other Commercial                101           75            26
     Foreign                          19           20            (1)
     LDC                              21           21             -
     Community Banking                78           67            11
                                    ----         ----
  Total Loans                        230          225             5
Other Real Estate                     58           72           (14)
                                    ----         ----
  Total                             $288         $297            (9)
                                    ====         ====
Nonperforming Assets Ratio           0.7%         0.8%
Allowance/Nonperforming Loans      322.4        335.5
Allowance/Nonperforming Assets     258.0        254.4

     Nonperforming assets totaled $288 million at March 31, 1996, compared with $297 million at December 31, 1995, a decrease of $9 million or 3%. This was the nineteenth consecutive quarter of nonperforming asset decreases. The largest decline was in real estate nonperforming assets due to the sale of a large office complex in California. The increase in other commercial loans reflects the addition of several smaller loans.

     At March 31, 1996, impaired loans (nonaccrual loans over $1 million) aggregated $167 million, of which $132 million exceeded their fair value by $27 million. Impaired loans at March 31, 1995 totaled $209 million, of which $170 million exceeded their fair value by $41 million. For the first quarter of 1996 and 1995, the average amount of impaired loans was $164 million and $213 million and interest income (cash received) recognized on them was $92 thousand and $1 million.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
- ---------------------------------------

                                 1st       4th       1st
                               Quarter   Quarter   Quarter
                               -------   -------   -------
(In millions)                    1996      1995      1995
                              -----------------------------

Provision                        $ 90      $105      $ 50
                                 ----      ----      ----
Net Charge-offs:
  Commercial Real Estate           (3)        -        (4)
  Other Commercial                  1        (4)       (4)
  Credit Card                     (96)      (81)      (61)
  Other Consumer                   (2)       (2)       (2)
  Foreign                          (1)        -       (11)
  Other                            (3)       (8)       (3)
                                 ----      ----      ----
     Total                       (104)      (95)      (85)
Acquisition                         -         -         1
Credit Card Securitization          -         -         2
                                 ----      ----      ----
Change in Regular Allowance      $(14)     $ 10      $(32)
                                 ====      ====      ====
Other Real Estate
   Expenses (Recovery)           $ (2)     $  -      $  1

     The allowance for loan losses was $742 million, or 1.91% of loans at March 31, 1996, compared with $756 million, or 2.01% of loans at December 31, 1995.

SECTOR PROFITABILITY
- --------------------

     The Company has an internal information system used for management purposes that produces sector performance data for Trust, and Securities and Other Processing, Retail Banking, Corporate Banking, and Other Sectors. A set of measurement principles has been developed to help correlate reported results of the sectors with their economic performance.

     Based on this system, the sectors contributed to the Company's profitability for the first quarter as follows:

                              Trust, and
                              Securities
                               and Other     Retail      Corporate
                              Processing    Banking       Banking
                              ----------   ----------   ----------
(In millions)                 1996  1995   1996  1995   1996  1995
                              ----  ----   ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 33  $ 36   $330  $305   $126  $133
Provision for Loan Losses        -     -    101    66      3    15
Noninterest Income             272   201     42    39     67    69
Noninterest Expense            193   151    164   173     56    58
                              ----  ----   ----  ----   ----  ----
Income before Taxes           $112  $ 86   $107  $105   $134  $129
                              ====  ====   ====  ====   ====  ====

                                 Other        Total
                              ----------   ----------
(In millions)                 1996  1995   1996  1995
                              ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis     $ 28  $ 28   $517  $502
Provision for Loan Losses      (14)  (31)    90    50
Noninterest Income              39    10    420   319
Noninterest Expense             31    34    444   416
                              ----  ----   ----  ----
Income before Taxes           $ 50  $ 35   $403  $355
                              ====  ====   ====  ====

     In the Trust, and Securities and Other Processing Sector, securities processing fees increased 62% to $159 million compared to $98 million in the first quarter of 1995. Acquisitions and strong internal growth contributed to the increase in revenue. Internally generated growth, which was in excess of 14%, was led by ADRs, custody, corporate trust, and government clearance. Fee revenue from issuer services, custody and securities industry products were $53 million, $60 million, and $46 million in the first quarter of 1996 compared with $35 million, $30 million, and $33 million in 1995. Fees from other processing increased 13% over the first quarter of last year. The largest contributor to this increase was fees from funds transfer, which were up 28%. Fees from trust and investment grew 15% in the first quarter of 1996 reflecting new business and generally strong markets. The rise in noninterest expense was principally due to salary and other expenses related to acquisitions of securities processing businesses from J.P. Morgan, BankAmerica and NationsBank.

     The increase in net interest income in the Retail Banking Sector principally reflects growth in the Company's credit card business compared to last year. Managed outstandings were up 16% to $8.8 billion from $7.6 billion and the number of card accounts increased by 18% to 6.7 million from
5.7 million one year ago. The increases are primarily attributable to the Company's Consumers Edge (registered trademark) card. Initial responses to the Company's co-branded cards with Toys-R-Us (registered trademark) and Stop & Shop (registered trademark) continue to exceed expectations. Credit card interchange income increased 18% to $20 million in the first quarter of 1996 from $17 million in the same period last year. Notwithstanding this growth in outstandings, earnings from the Company's credit card business declined slightly in the first quarter of 1996 compared with 1995's first quarter, reflecting higher charge-offs. In the first quarter of 1996, net credit card charge-offs as a percentage of average managed outstandings were 4.48% compared with 3.91% in the fourth quarter of 1995 and 3.31% in the first quarter of 1995. Credit card accounts past due over 30 days were 4.32% of managed outstandings at the end of the first quarter of 1996 compared with 4.50% at the end of the fourth quarter of 1995 and 3.53% at the end of the first quarter of 1995. Noninterest income for the first quarter of 1995 includes servicing fees related to the Company's ARCS mortgage servicing portfolio, which was sold in the second quarter of 1995. Lower FDIC insurance premiums contributed to the decline in noninterest expense in the Retail Banking Sector.

     Net interest income declined in the Corporate Banking Sector due to a decline in the interest rate spread. Noninterest income benefitted from strong performance in the Company's offshore banking subsidiaries, however, syndication fees were lower in the first quarter of 1996 compared to last year's first quarter.

     The Other Sector reflects a credit for the difference between the provision for loan losses and that allocated to the sectors. Securities gains and foreign exchange and other trading activity increased $24 million from the first quarter of 1995.

                       THE BANK OF NEW YORK COMPANY, INC.
           Average Balances and Rates on a Taxable Equivalent Basis
                              (Dollars in millions)


                            For the three months       For the three months
                            ended March 31, 1996       ended March 31, 1995
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------

ASSETS
- ------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,577    $  22   5.68%  $ 1,907    $   30   6.31%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,175       29   5.39     4,598        66   5.86
Loans
 Domestic Offices           26,119      610   9.40    23,101       575  10.10
 Foreign Offices            11,636      198   6.81    10,554       192   7.36
                           -------   ------          -------    ------
   Total Loans              37,755      808   8.60    33,655       767   9.24
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,874       40   5.65     2,871        41   5.82
 U.S. Government Agency
  Obligations                  452        7   6.32       318         5   6.33
 Obligations of States and
  Political Subdivisions       635       14   9.09       713        19  10.71
 Other Securities,
  including Trading
  Securities                 1,201       16   5.46     1,232        19   6.24
                           -------   ------          -------    ------
   Total Securities          5,162       77   6.09     5,134        84   6.63
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     46,669      936   8.07%   45,294       947   8.48%
                                     ------                     ------
Allowance for Loan Losses     (725)                     (787)
Cash and Due from Banks      3,148                     2,658
Other Assets                 5,458                     5,118
                           -------                   -------
  TOTAL ASSETS             $54,550                   $52,283
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,003       43   4.34%  $ 3,414        36   4.26%
 Savings                     8,221       58   2.84     7,692        57   2.99
 Certificates of Deposit
  $100,000 & Over            1,120       15   5.42     1,863        26   5.76
 Other Time Deposits         2,598       31   4.87     2,489        31   5.07
 Foreign Offices            11,510      144   5.01    11,412       158   5.61
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 27,452      291   4.27    26,870       308   4.65
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  3,874       51   5.34     2,277        32   5.76
Other Borrowed Funds         3,146       44   5.64     4,691        72   6.25
Long-Term Debt               1,881       33   6.94     1,781        33   7.36
                           -------   ------          -------    ------
  Total Interest-Bearing
   Liabilities              36,353      419   4.64%   35,619       445   5.07%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    9,550                     8,757
Other Liabilities            3,401                     3,527
Preferred Stock                113                       117
Common Shareholders'
 Equity                      5,133                     4,263
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $54,550                   $52,283
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  517   3.43%             $  502   3.41%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.46%                      4.49%
                                              ====                       ====

PART 2.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three Months Ended March 31, 1996 and 1995.

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Three Months Ended March 31, 1996 and 1995.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at March 31, 1996 and for the Three Months Ended March 31, 1996.


(b)  The Company filed the following reports on Form 8-K since December 31,
     1995:

     The Company filed a Form 8-K Current Report (Items 5 and 7), dated January 16, 1996, which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 1995 contained in the Company's press release dated January 16, 1996.

     The Company filed a Form 8-K Current Report (Item 4), as amended, dated March 12, 1996, which report included the Company's disclosure statement with respect to dismissing Deloitte & Touche LLP and appointing Ernst & Young LLP as the Company's independent accountants.

     The Company filed a Form 8-K Current Report (Items 5 and 7), dated April 11, 1996, which report included unaudited interim financial information and accompanying discussion for the first quarter of 1996 contained in the Company's press release dated April 11, 1996.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: May 13, 1996                 \s\ Deno D. Papageorge
                                       ----------------------------
                                       Deno D. Papageorge,
                                       Chief Financial Officer

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
- -------           -----------


   11 Computation of Earnings Per Common Share for the Three Months Ended March 31, 1996 and 1995.


   12           Ratio of Earnings to Fixed Charges and
                Ratio of Earnings to Combined Fixed
                Charges and Preferred Stock Dividends
                for the Three Months Ended March 31, 1996 and 1995.

   27 Financial Data Schedule containing selected financial data at March 31, 1996 and for the Three Months Ended March 31, 1996.