Form 10-Q
period 1996-06-30
BANK OF NEW YORK CO INC
filed 1996-08-14
CIK 9626

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 385,658,134 shares as of July 31, 1996.

                 THE BANK OF NEW YORK COMPANY, INC.
                             FORM 10-Q
                        TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995                  3

          Consolidated Statements of Income
          For the Three Months and Six Months
          Ended June 30, 1996 and 1995                         4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Six Months Ended June 30, 1996               5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30,
          1996 and 1995                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   9


PART 2.  OTHER INFORMATION
- --------------------------

Item 2.  Changes in Securities                                 20

Item 4.  Submissions of Matters to Vote of Security Holders    20

Item 6.  Exhibits and Reports on Form 8-K                      20


SIGNATURE                                                      22

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
- -----------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                (Dollars in millions, except per share amounts)

                                                     June 30,  December 31,
                                                       1996        1995
                                                       ----        ----
                                                   (Unaudited)    (Note)
Assets
- ------
Cash and Due from Banks                              $ 3,845     $ 4,711
Interest-Bearing Deposits in Banks                       992         982
Securities:
  Held-to-Maturity (fair value of $1,164 in
   1996 and $1,164 in 1995)                            1,231       1,252
  Available-for-Sale                                   3,954       3,618
                                                     -------     -------
    Total Securities                                   5,185       4,870
Trading Assets at Fair Value                             586         762
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                               1,318         936
Loans (less allowance for loan losses
 of $982 in 1996 and $756 in 1995)                    34,541      36,931
Premises and Equipment                                   888         902
Due from Customers on Acceptances                        922         918
Accrued Interest Receivable                              296         270
Other Assets                                           2,894       2,438
                                                     -------     -------
     Total Assets                                    $51,467     $53,720
                                                     =======     =======

Liabilities and Shareholders' Equity
- ------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $ 8,969     $10,465
 Interest-Bearing
    Domestic Offices                                  15,066      16,005
    Foreign Offices                                   11,427       9,448
                                                     -------     -------
     Total Deposits                                   35,462      35,918
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      1,756       3,933
Other Borrowed Funds                                   4,385       3,706
Acceptances Outstanding                                  923         928
Accrued Taxes and Other Expenses                       1,443       1,378
Accrued Interest Payable                                 177         190
Other Liabilities                                        341         587
Long-Term Debt                                         1,913       1,848
                                                     -------     -------
     Total Liabilities                                46,400      48,488
                                                     -------     -------
Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding 184,000 shares           111         111
 Class A Preferred Stock - par value $2.00
  per share, authorized 5,000,000 shares,
  outstanding 46,204 shares in 1996 and
  49,504 shares in 1995                                   2           2
 Common Stock-par value $7.50 per share,
  authorized 800,000,000 shares, issued
  412,554,238 shares in 1996 and
  408,324,810 shares in 1995                           3,094       3,062
 Additional Capital                                      148         125
 Retained Earnings                                     2,478       2,120
 Securities Valuation Allowance                            6          58
                                                     -------     -------
                                                       5,839       5,478
 Less:  Treasury Stock-32,395,786 shares in
  1996 and 12,052,096 shares in 1995, at cost            754         228
        Loan to ESOP-1,317,060 shares, at cost            18          18
                                                     -------     -------
     Total Shareholders' Equity                        5,067       5,232
                                                     -------     -------
     Total Liabilities and Shareholders' Equity      $51,467     $53,720
                                                     =======     =======
- -----------------------------------------------------------------------------
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements

- -----------------------------------------------------------------------------
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                                    (Unaudited)
                       (In millions, except per share amounts)

                                      For the three           For the six
                                      months ended            months ended
                                         June 30,                June 30,
                                      1996       1995         1996      1995
                                      ----       ----         ----      ----
Interest Income
- ---------------
Loans                                $ 781      $ 812        $1,587    $1,577
Securities
  Taxable                               66         59           128       115
  Exempt from Federal Income Taxes       5         12            10        24
                                     -----      -----        ------    ------
                                        71         71           138       139
Deposits in Banks                       21         30            43        60
Federal Funds Sold and Securities
 Purchased Under Resale Agreements      32         62            61       128
Trading Assets                           5          6             9        13
                                     -----      -----        ------    ------
      Total Interest Income            910        981         1,838     1,917
                                     -----      -----        ------    ------
Interest Expense
- ----------------
Deposits                               286        335           578       643
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                             48         36            99        68
Other Borrowed Funds                    55         74            99       146
Long-Term Debt                          33         32            65        65
                                      ----       ----        ------    ------
      Total Interest Expense           422        477           841       922
                                      ----       ----        ------    ------
Net Interest Income                    488        504           997       995
- -------------------
Provision for Loan Losses              425         62           515       112
                                     -----      -----        ------    ------
Net Interest Income After
 Provision for Loan Losses              63        442           482       883
                                     -----      -----        ------    ------
Noninterest Income
- ------------------
Processing Fees
 Securities                            161        102           320       200
 Other                                  51         48           101        92
                                     -----      -----        ------    ------
                                       212        150           421       292
Trust and Investment Fees               40         32            77        64
Service Charges and Fees               120        109           226       222
Securities Gains                        30         13            63        20
Other                                  444         46           479        70
                                     -----      -----        ------    ------
    Total Noninterest Income           846        350         1,266       668
                                     -----      -----        ------    ------
Noninterest Expense
- -------------------
Salaries and Employee Benefits         249        223           496       444
Net Occupancy                           42         43            85        87
Furniture and Equipment                 23         21            46        43
Other                                  143        138           275       267
                                     -----      -----        ------    ------
  Total Noninterest Expense            457        425           902       841
                                     -----      -----        ------    ------
Income Before Income Taxes             452        367           846       710
Income Taxes                           174        141           325       272
                                     -----      -----        ------    ------
Net Income                           $ 278      $ 226        $  521    $  438
- ----------                           =====      =====        ======    ======
Net Income Available to
 Common Shareholders                 $ 276      $ 223        $  516     $ 433
- -----------------------              =====      =====        ======     =====
Per Common Share Data:(1)
- -------------------------
   Primary Earnings                  $0.68      $0.57         $1.25     $1.13
   Fully Diluted Earnings             0.66       0.54          1.23      1.06
   Cash Dividends                     0.20       0.16          0.40      0.32

Fully Diluted Shares Outstanding       418        414           423       414
- -----------------------------------------------------------------------------
(1) Per Common Share Data has been adjusted to reflect the effect of the 2-for-1 common stock split effective July 19, 1996.
See accompanying Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                      For the six months ended June 30, 1996
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1996   $111     $ 2  $3,062   $125   $2,120      $ 58    $228   $18
Changes:
  Net Income                                        521
  Cash Dividends
   Common Stock                                    (157)
   Preferred Stock                                   (5)
  Conversion of
   Debentures                        16      4
  Issuance of
   Common Stock                      16     19                        (36)
  Treasury Stock
   Acquired                                                            562
  Net Unrealized
   Loss on Secur-
   ities Avail-
   able for Sale                                              (52)
  Change in
   Cumulative
   Foreign
   Currency
   Translation
   Adjustment                                        (1)
                   ----     ---  ------   ----   ------      ----    ----   ---
Balance,
 June 30, 1996     $111     $ 2  $3,094   $148   $2,478      $  6    $754   $18
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
                                 (Unaudited)


                                                      For the six months ended
                                                              June 30,
                                                           1996      1995
                                                           ----      ----
Operating Activities
 Net Income                                             $   521   $   438
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate      524       115
   Gain on Sale of Loans                                   (400)        -
   Depreciation and Amortization                            116        98
   Deferred Income Taxes                                     16        94
   Securities Gains                                         (63)      (20)
   Change in Trading Assets                                 176      (415)
   Change in Accruals and Other, Net                       (322)       28
                                                        -------   -------
     Net Cash Provided by Operating Activities              568       338
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks             (24)      (86)
   Purchases of Securities Held-to-Maturity                (146)     (148)
   Maturities of Securities Held-to-Maturity                156       286
   Purchases of Securities Available-for-Sale              (796)     (342)
   Sales of Securities Available-for-Sale                   237       177
   Maturities of Securities Available-for-Sale              170        22
   Net Principal Disbursed on Loans to Customers         (1,697)   (3,661)
   Sales of Loans                                         3,884       250
   Sales of Other Real Estate                                46        11
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                      (382)       40
   Purchases of Premises and Equipment                      (23)      (23)
   Proceeds from the Sale of Premises and Equipment           2         1
   Acquisitions, Net of Cash Acquired                      (321)       67
   Other, Net                                               (76)      (19)
                                                        -------   -------
     Net Cash Provided (Used) by Investing Activities     1,030    (3,425)
                                                        -------   -------
Financing Activities
   Change in Deposits                                      (408)    2,589
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                     (2,177)     1,207
   Change in Other Borrowed Funds                           679      (303)
   Proceeds from the Issuance of Long-Term Debt             100         -
   Repayments of Long-Term Debt                             (17)      (16)
   Issuance of Common Stock                                  71        63
   Treasury Stock Acquired                                 (562)      (67)
   Cash Dividends Paid                                     (162)     (126)
                                                        -------   -------
     Net Cash Provided (Used) by Financing Activities    (2,476)    3,347
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                      12        26
                                                        -------   -------
Change in Cash and Due From Banks                          (866)      286
Cash and Due from Banks at Beginning of Period            4,711     2,903
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 3,845   $ 3,189
                                                        =======   =======
- -----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $   854   $   893
   Income Taxes                                             231       181
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                             47        47
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

     The financial statements have been restated to reflect a 2-for-1 common stock split, effective July 19, 1996.

2.  Allowance for Loan Losses
    -------------------------

     Transactions in the allowance for loan losses are summarized as follows:

                                           Six months ended
                                               June 30,
(In millions)                            1996            1995
                                         ----           -----
 Balance, Beginning of Period           $ 756           $ 792
  Charge-offs                            (334)           (227)
  Recoveries                               45              32
                                        -----           -----
  Net Charge-Offs                        (289)           (195)

  Provision                               515             112
  Acquisition                               -               1
  Credit Card Securitization                -               3
                                        -----           -----
 Balance, End of Period                 $ 982           $ 713
                                        =====           =====

3.  Commitments and Contingent Liabilities
    -------------------------------------

     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

4.  Dispositions
    ------------

     On June 21, 1996, the Company sold its AFL-CIO Union Privilege affinity credit card portfolio to Household International, Inc., effective June 1, 1996, for $575 million. After settling its obligations to its marketing agent and other transactional costs, the Company recorded a pre-tax gain of $400 million, included in other noninterest income. The transaction related to approximately $3.4 billion in outstandings and included 2.2 million cards.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

     The Company reported record second quarter net income of $278 million, up 23% from $226 million earned in the same period last year. Second quarter fully diluted earnings per share were a record 66 cents, a 22% increase over the 54 cents earned in the second quarter of 1995. Net income for the first six months was $521 million, an increase of 19% over last year's $438 million. Earnings per share, on a fully diluted basis, were $1.23 for the first half of 1996 compared with $1.06 in 1995. The dilutive effect of stock warrants reduced earnings per share for the second quarter of 1996 by 4 cents compared with 3 cents in the first quarter of 1996 and 2 cents in last year's second quarter. This dilution was partially offset by the effect of the Company's stock buy back program which increased earnings per share 2 cents in the second quarter of 1996 and 1 cent in the first quarter of 1996.

     In the second quarter, the Company recorded a $400 million pre-tax gain on the sale of its AFL-CIO Union Privilege affinity credit card portfolio. The Company also recorded a $350 million provision related to its credit card portfolio in addition to its current quarterly provision for loan losses of $75 million. Excluding both the gain on the sale and the provision related to its credit card portfolio, the Company reported earnings per share of 59 cents, also a record quarterly result.

     Net interest income, on a taxable equivalent basis, totaled $499 million in the second quarter compared with $514 million in the second quarter of last year. Revenues from the Company's securities processing business grew 58% over the second quarter of 1995. This significant increase reflected continued strong internal growth as well as the acquisition of the corporate trust business of Nationsbank and the custody businesses of BankAmerica and J.P. Morgan. All areas of securities processing contributed to an internal growth rate increase of 12% with ADR's, corporate trust, and government securities clearance particularly strong.

     Fees from other processing, which includes funds transfer, cash management, and trade finance, grew 7% over last year's second quarter. The largest contributor to this increase was fees from funds transfer which were up 15%.

     Fees from trust and investment grew 24% in the second quarter of 1996 over the second quarter of 1995 reflecting new business and generally strong markets.

     Return on average assets for the second quarter was a record 2.05% versus 1.79% in the first quarter of 1996 and 1.68% in the second quarter of 1995. Return on average common equity was a record 21.97% in the second quarter of 1996, compared with 18.86% in the first quarter of 1996 and 19.85% in the second quarter of 1995. Excluding the effect of the sale of the Union credit card portfolio and the provision related to the credit card portfolio, return on average assets was also a record 1.82% while return on average common equity was 19.51%.

CAPITAL
- -------

     The Company's estimated Tier 1 capital and Total capital ratios were 7.97% and 12.92% at June 30, 1996 compared with 7.85% and 12.62% at March 31, 1996, and 8.62% and 13.20% at June 30, 1995. Tangible common equity as a percent of total assets was 7.51% at June 30, 1996 compared with 7.58% at March 31, 1996 and 7.67% one year ago. The leverage ratio was 7.75% at June 30, 1996 compared with 7.94% at March 31, 1996 and 8.17% one year ago. The decline in the capital ratios compared with June 1995 reflects the goodwill associated with the securities processing acquisitions and the repurchase of common stock.

     On July 9, 1996, the Company's Board of Directors declared a 2-for-1 common stock split. On August 8, 1996, holders of record as of the close of business on July 19, 1996 will receive one additional common share for every share held. The Company also increased its quarterly cash dividend on its common stock to 44 cents per share (22 cents per share post-split) from 40 cents per share previously paid.

     In the second quarter of 1996, the Company announced a plan to buy back through the end of 1996 up to 10 million shares (20 million shares post-split) of its common stock, in addition to the 16 million (32 million post-split) share buy back plan announced in 1995. As of July 31, 1996, 14.6 million shares (29.2 million shares post-split) had been repurchased under both plans for $728 million. The Company expects to complete its buy back plans by December 31, 1996.

NET INTEREST INCOME
- -------------------

                        2nd       1st       2nd
                      Quarter   Quarter   Quarter      Year-to-date
                        -------   -------   -------      ------------
(In millions)            1996      1996      1995       1996     1995
                        ---------------------------   ----------------

Net Interest Income      $499      $517      $514     $1,017   $1,017

Net Interest Rate
 Spread                  3.32%     3.43%     3.34%      3.38%    3.38%

Net Yield on Interest
 Earning Assets          4.26      4.46      4.45       4.36     4.47


     On a taxable equivalent basis, net interest income amounted to $499 million in the second quarter of 1996, compared with $514 million in the same period of 1995. The net interest rate spread was 3.32% in the second quarter of 1996, compared with 3.43% in the first quarter of 1996 and 3.34% one year ago. The net yield on interest-earning assets was 4.26% compared with 4.46% in the first quarter of 1996 and 4.45% in last year's second quarter. The decrease in the net interest rate spread and the net yield from the first quarter of 1996 reflects the sale of the credit card receivables during the second quarter and promotional rates on credit cards. The decline in the net yield also reflects the financing of the stock buy back program. The Company expects the net interest rate spread to decline further in the third quarter due to the sale of the credit card receivables resulting in the loss of income on these receivables for the entire three month period. This decline is expected to be partially offset by the expiration of promotional rates on credit cards and repricing of certain accounts based on their credit scores.

     For the first six months of 1996, net interest income, on a taxable equivalent basis, amounted to $1,017 million the same as in the first half of 1995. The year-to-date net interest rate spread was 3.38% in 1996 compared with 3.38% in 1995, while the net yield on interest-earning assets was 4.36% in 1996 and 4.47% in 1995.

     Interest lost on loans on nonaccrual status at June 30, 1996 and 1995 reduced net interest income by $3 million and $5 million for the three months ended June 30, 1996 and 1995, and by $8 million and $10 million for the six months ended June 30, 1996 and 1995.

NONINTEREST INCOME
- ------------------
                                  2nd Quarter          Year-to-date
                                  -----------          ------------
(In millions)                    1996      1995       1996      1995
                                ----------------   ------------------
Processing Fees
  Securities                     $161      $102     $  320      $200
  Other                            51        48        101        92
                                 ----      ----     ------      ----
                                  212       150        421       292
Trust and Investment Fees          40        32         77        64
Service Charges and Fees          120       109        226       222
Securities Gains                   30        13         63        20
Foreign Exchange and
 Other Trading Activities          21        13         31        25
Sale of Credit Card Portfolio     400         -        400         -
Other                              23        33         48        45
                                 ----      ----     ------      ----
Total Noninterest Income         $846      $350     $1,266      $668
                                 ====      ====     ======      ====

     Securities processing fees increased 58% to $161 million compared with $102 million in the second quarter of 1995. In the first half of 1996, securities processing fees were $320 million compared with $200 million in 1995. Strong internal growth in all areas and acquisitions contributed to the increase in revenue. Fees from other processing increased 7% over the second quarter of last year. Service charges and fees increased $11 million primarily due to higher syndication and credit card interchange fees. The Company reported $30 million of securities gains in the second quarter of 1996 compared with $33 million in the first quarter and $13 million last year. The current quarter's gains reflect sales of securities held in the Company's stock portfolio as well as returns on certain limited partnership interests. Foreign exchange revenues were strong increasing $10 million over the first quarter of 1996 and $12 million over the second quarter of 1995.


NONINTEREST EXPENSE AND INCOME TAXES
- ------------------------------------

     Total noninterest expense for the second quarter was $457 million, up 8% from $425 million in the same period last year and up from $444 million in the first quarter of this year. The rise in expenses in the second quarter was principally due to salary and other expenses related to acquisitions of securities processing businesses from J.P. Morgan, BankAmerica, and NationsBank as well as the acquisition of the Putnam Trust Company. Year-to-date noninterest expense was $902 million compared with $841 million in 1995. Occupancy expense was down 5% compared with last year's second quarter.

     Excluding the gain on the sale of the credit card portfolio, the efficiency ratio for the second quarter was 49.9% compared with 49.4% reported in the first quarter of 1996 and 50.4% one year ago.

     The effective tax rates for the second quarter and first six months of 1996 were 38.4% in both periods compared with 38.4% and 38.3% for the second quarter and first six months of 1995.

NONPERFORMING ASSETS
- --------------------
                                                Change
                                                2Q 1996 vs
(Dollars in millions)        6/30/96   3/31/96  1Q 1996
                             -----------------------------
Loans:
    Commercial Real Estate    $  9      $ 11     $ (2)
    Other Commercial            76       101      (25)
    Foreign                     40        40        -
    Community Banking           76        78       (2)
                              ----      ----
  Total Loans                  201       230      (29)
Other Real Estate               70        58       12
                              ----      ----
  Total                       $271      $288      (17)
                              ====      ====
Nonperforming Assets
 Ratio                         0.8%      0.7%
Allowance/Nonperforming
 Loans                       489.0     322.4
Allowance/Nonperforming
 Assets                      362.5     258.0


     Nonperforming assets totaled $271 million at June 30, 1996 compared with $288 million at March 31, 1996, a decrease of $17 million or 6%. This was the twentieth consecutive quarter of nonperforming asset decreases.

     At June 30, 1996, impaired loans (nonaccrual loans over $1 million) aggregated $140 million, of which $105 million exceeded their fair value by $23 million. Impaired loans at June 30, 1995 totaled $162 million, of which $95 million exceeded their fair value by $26 million. For the second quarter of 1996 and 1995, the average amount of impaired loans was $154 million and $186 million and interest income (cash received) on them was $158 thousand and $226 thousand.

     Credit card loans are not placed on nonperforming status, but are charged off when they become past due for certain periods. Additional information regarding the credit quality of the Company's credit card portfolio is provided below.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
- ---------------------------------------

                                2nd     1st     2nd
                              Quarter Quarter Quarter  Year-to-date
                              ------- ------- -------  ------------
(In millions)                  1996    1996    1995    1996    1995
                              -----------------------  ------------
Provision                      $425*   $ 90    $ 62    $515*   $112
                               ----    ----    ----    ----    ----
Net (Charge-offs) Recovery:
  Commercial Real Estate          -      (3)    (14)     (3)    (16)
  Other Commercial               (7)      1      (9)     (6)    (13)
  Credit Card                  (187)**  (96)    (60)   (283)** (121)
  Other Consumer                 (2)     (2)     (1)     (4)     (3)
  Foreign                        13      (1)    (12)     12     (36)
  Other                          (2)     (3)     (3)     (5)     (6)
                               ----    ----    ----    ----    ----
     Total                     (185)   (104)    (99)   (289)   (195)
Other                             -       -       1       -       4
                               ----    ----    ----    ----    ----
Change in Allowance            $240    $(14)   $(36)   $226    $(79)
                               ====    ====    ====    ====    ====
Other Real Estate
  Expenses (Recovery)          $  1    $ (2)   $  2    $ (1)   $  3

*  Includes a provision of $350 million for credit card accounts.

** Includes $99 million attributed to charge-offs of past due and bankrupt Union credit card accounts not sold to Household.

     The allowance for loan losses was $982 million, or 2.76% of loans at June 30, 1996, compared with $742 million, or 1.91% of loans at March 31, 1996.

     In the second quarter of 1996, the Company recorded a provision for credit card loans of $350 million. The provision principally relates to a higher level of anticipated losses on certain Consumer's Edge accounts opened in 1994 and 1995, and on the credit card portfolio generally, following a review of information received during the second quarter of performance data and industry and economic trends. The provision also covers $99 million of charge-offs of the Union receivables not sold to Household, all of which were classified as more than 90 days past due or bankrupt.

     The foreign recovery in the second quarter of 1996 reflects a $13 million settlement with the Republic of Slovenia related to Yugoslavian debt. In July 1996, the Company received a $20 million settlement with the Republic of Croatia also related to Yugoslavian debt.

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

     Net interest income is computed on a taxable equivalent basis. Support and other indirect expenses are allocated to sectors based on general guidelines. The provision for loan losses is based on net charge-offs incurred by each sector. Assets and liabilities are match funded.

     Based on this system, the sectors contributed to the Company's profitability for the second quarter and first six months as follows:

                           Trust, and
                           Securities
                            and Other    Retail     Corporate
(In millions)              Processing   Banking      Banking
2nd Quarter                1996  1995  1996  1995  1996  1995
                           ----  ----  ----  ----  ----  ----
Net Interest Income on a
 Taxable Equivalent Basis $ 34 $ 41 $311 $326 $124 $132 Provision for Loan Losses 0 0 191 63 (5) 36
Noninterest Income          279   206    48    43    74    69
Noninterest Expense         199   154   175   179    52    62
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $114  $ 93  $ (7) $127  $151  $103
                           ====  ====  ====  ====  ====  ====



(In millions)                Other        Total
                           ---------  ------------
2nd Quarter                1996 1995   1996   1995
                           ---- ----   ----   ----
Net Interest Income on a
 Taxable Equivalent Basis  $ 30 $ 15   $499   $514
Provision for Loan Losses   239  (37)   425     62
Noninterest Income          445   32    846    350
Noninterest Expense          31   30    457    425
                           ---- ----   ----   ----
Income Before Taxes        $205 $ 54   $463   $377
                           ==== ====   ====   ====

                           Trust, and
                           Securities
                            and Other    Retail     Corporate
(In millions)              Processing   Banking      Banking
                           ----------  ----------  ----------
Year-to-date               1996  1995  1996  1995  1996  1995
Net Interest Income on a
 Taxable Equivalent Basis $ 67 $ 77 $636 $631 $250 $265 Provision for Loan Losses 0 0 292 129 (2) 51
Noninterest Income          551   407    90    82   141   138
Noninterest Expense         392   305   339   352   108   120
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $226  $179  $ 95  $232  $285  $232
                           ====  ====  ====  ====  ====  ====



(In millions)                Other       Total
                          --------- -------------
Year-to-date              1996 1995  1996   1995
                          ---- ---- ------ ------
Net Interest Income on a
 Taxable Equivalent Basis $ 64 $ 44 $1,017 $1,017
Provision for Loan Losses  225  (68)   515    112
Noninterest Income         484   41  1,266    668
Noninterest Expense         63   64    902    841
                          ----  ---- ----- ------
Income Before Taxes       $260 $ 89 $  866 $  732
                          ==== ==== ====== ======

Trust, and Securities and Other Processing
- ------------------------------------------
     In the Trust, and Securities and Other Processing Sector, securities processing fees increased 58% to $161 million compared to $102 million in the second quarter of 1995. In the first half of 1996, securities processing fees were $320 million compared with $200 million in 1995. Internally generated growth, which was 12% for the second quarter, was led by ADRs, corporate trust, custody, and government clearance. Fee revenue from issuer services, custody and securities industry products were $54 million, $61 million, and $46 million in the second quarter of 1996 compared with $39 million, $29 million, and $34 million in 1995. Fees from other processing increased 7% over the second quarter of last year. Fees from trust and investment grew 24% in the second quarter of 1996, reflecting new business and generally strong markets. The rise in noninterest expense was principally due to salary and other expenses related to acquisitions of securities processing businesses from J.P. Morgan, BankAmerica and NationsBank.

Retail
- ------
     On June 27, 1996 the Company sold its AFL-CIO Union Privilege affinity credit card portfolio to Household International, Inc. for $575 million, effective June 1, 1996. The transaction related to approximately $3.4 billion in outstandings and included 2.2 million cards. The Company expects to continue to service the portfolio for Household during the third quarter of 1996. The decrease in net interest income in the Retail Banking Sector principally reflects the sale of credit card receivables and promotional rates on credit cards. The table below provides information relating to the Company's credit card portfolio:

                          2nd       1st       2nd
                        Quarter   Quarter   Quarter      Year-to-date
                        -------   -------   -------      ------------
(In millions)             1996      1996      1995       1996    1995

Number of Accounts       4.639     6.652     6.013      4.639   6.013
Period End Balance      $5,508    $8,842    $7,721     $5,508  $7,721
Loans Delinquent:
 30-59 Days               $ 74      $107      $ 81       $ 74    $ 81
 60-89 Days                 57        82        53         57      53
 90 or More Days           165       193       112        165     112
                          ----      ----      ----       ----    ----
Total Loans Delinquent    $296      $382      $246       $296    $246
Net Charge-offs            $88*      $96       $60       $184*   $121
As a Percent of Average
Loans Outstanding:
 Net Charge-offs          4.57%*    4.48%     3.17%      4.51%*  3.24%
 Accounts Delinquent
 More Than 30 Days        5.35      4.32      3.19       5.35    3.19
As a Percent of Period
End Balances:
 Net Charge-offs          6.43*     4.37      3.12       6.72*   3.16
 Accounts Delinquent
 More Than 30 Days        5.37      4.32      3.19       5.37    3.19

* Excludes $99 million attributed to charge-offs of past due and bankrupt Union credit card accounts not sold to Household.

     The increase in the provision for loan losses in the Retail
Banking Sector is primarily attributable to increased charge-offs on Consumers Edge accounts opened in 1994 and 1995 and $99 million of charge-offs of past due and bankrupt Union credit card accounts not sold to Household. Although future levels of charge-offs are difficult to predict because they depend upon numerous factors, some of which are beyond the control of the Company, rising credit card delinquencies and increased personal bankruptcies could result in future charge-offs exceeding historic levels. The decline in total delinquent loans in the second quarter of 1996 compared with the first quarter is due to the sale of the Union portfolio. Lower FDIC insurance premiums contributed to the decline in noninterest expense.

Corporate
- ---------
     Net interest income declined in the Corporate Banking Sector due to a decline in the value of noninterest bearing sources of funds. The decrease in the provision reflects a net recovery primarily due to the settlement with the Republic of Slovenia related to Yugoslavian debt and a lower level of charge-offs in the second quarter of 1996. Noninterest income benefitted from higher syndication fees recorded in the second quarter of 1996 compared to last year's second quarter.

Other
- -----
     The Other Sector reflects the difference between the total provision for loan losses and that charged off by the sectors. The increase primarily reflects the $350 million provision for credit card loans. Securities gains and foreign exchange and other trading activities increased $25 million from the second quarter of 1995. The increase in noninterest income principally reflects the $400 million gain on the sale of the credit card receivables to Household.

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)


                             For the three months      For the three months
                             ended June 30, 1996       ended June 30, 1995
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------

ASSETS
- ------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,503    $  21   5.52%  $ 1,929    $   30   6.32%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,422       32   5.30     4,074        62   6.06
Loans
 Domestic Offices           25,812      588   9.17    24,239       609  10.09
 Foreign Offices            11,995      196   6.58    10,990       204   7.46
                           -------   ------          -------    ------
   Total Loans              37,807      784   8.35    35,229       813   9.27
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,988       43   5.78     2,911        42   5.74
 U.S. Government Agency
  Obligations                  480        7   6.24       314         5   6.32
 Obligations of States and
  Political Subdivisions       652       15   8.92       664        18  10.89
 Other Securities,
  including Trading
  Securities                 1,326       19   5.62     1,260        21   6.58
                           -------   ------          -------    ------
   Total Securities          5,446       84   6.16     5,149        86   6.64
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     47,178      921   7.85%   46,381       991   8.57%
                                     ------                     ------
Allowance for Loan Losses     (728)                     (737)
Cash and Due from Banks      2,527                     2,782
Other Assets                 5,521                     5,456
                           -------                   -------
  TOTAL ASSETS             $54,498                   $53,882
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,713       39   4.23%  $ 3,406        39   4.54%
 Savings                     8,264       55   2.70     7,787        62   3.18
 Certificates of Deposit
  $100,000 & Over              890       11   5.19     1,850        27   5.87
 Other Time Deposits         2,533       29   4.68     2,588        34   5.33
 Foreign Offices            12,383      152   4.90    12,056       173   5.75
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 27,783      286   4.15    27,687       335   4.85
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  3,659       48   5.25     2,481        36   5.88
Other Borrowed Funds         4,081       55   5.41     4,680        74   6.29
Long-Term Debt               1,920       33   6.75     1,724        32   7.42
                           -------   ------          -------    ------
  Total Interest-Bearing
   Liabilities              37,443      422   4.53%   36,572       477   5.23%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    8,472                     8,686
Other Liabilities            3,420                     4,000
Preferred Stock                113                       117
Common Shareholders'
 Equity                      5,050                     4,507
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $54,498                   $53,882
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  499   3.32%             $  514   3.34%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.26%                      4.45%
                                              ====                       ====

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)


                              For the six months        For the six months
                              ended June 30, 1996       ended June 30, 1995
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------

ASSETS
- ------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,540   $   43   5.60%  $ 1,918    $   60   6.31%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,298       61   5.34     4,335       128   5.96
Loans
 Domestic Offices           25,966    1,200   9.29    23,673     1,185  10.09
 Foreign Offices            11,816      393   6.69    10,773       396   7.41
                           -------   ------          -------    ------
   Total Loans              37,782    1,593   8.47    34,446     1,581   9.26
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,931       83   5.72     2,892        83   5.78
 U.S. Government Agency
  Obligations                  466       15   6.28       316        10   6.33
 Obligations of States and
  Political Subdivisions       644       29   9.01       688        37  10.80
 Other Securities,
  including Trading
  Securities                 1,263       34   5.54     1,246        40   6.41
                           -------   ------          -------    ------
   Total Securities          5,304      161   6.13     5,142       170   6.64
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     46,924    1,858   7.96%   45,841     1,939   8.53%
                                     ------                     ------
Allowance for Loan Losses     (726)                     (762)
Cash and Due from Banks      2,838                     2,720
Other Assets                 5,489                     5,288
                           -------                   -------
  TOTAL ASSETS             $54,525                   $53,087
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,858       82   4.29%  $ 3,410        74   4.40%
 Savings                     8,243      114   2.77     7,740       118   3.09
 Certificates of Deposit
  $100,000 & Over            1,005       27   5.32     1,857        54   5.82
 Other Time Deposits         2,565       61   4.78     2,539        66   5.20
 Foreign Offices            11,946      294   4.95    11,736       331   5.68
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 27,617      578   4.21    27,282       643   4.75
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  3,766       99   5.30     2,379        68   5.83
Other Borrowed Funds         3,613       99   5.51     4,686       146   6.27
Long-Term Debt               1,901       65   6.85     1,753        65   7.39
                           -------   ------           ------    ------
  Total Interest-Bearing
   Liabilities              36,897      841   4.58%   36,100       922   5.15%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    9,011                     8,721
Other Liabilities            3,412                     3,763
Preferred Stock                113                       117
Common Shareholders'
 Equity                      5,092                     4,386
                           -------                    ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $54,525                   $53,087
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $1,017   3.38%             $1,017   3.38%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.36%                      4.47%
                                              ====                       ====

PART 2.  OTHER INFORMATION

Item 2.  Changes in Securities
- ------------------------------

     On July 11, 1996 a Certificate of Amendment to Article FOURTH of the Company's Certificate of Incorporation was filed by the Secretary of State of the State of New York. The amendment increased the number of shares of Common Stock, par value $7.50 per share, that the Company is authorized to issue from 350,000,000 to 800,000,000.


Item 4.  Submissions of Matters to Vote of Security Holders
- -----------------------------------------------------------

     The Company held its annual meeting on May 14, 1996 at The Bank of New York (NJ) in West Patterson, New Jersey. The following matters were submitted to a vote of the shareholders:

     -- Election of sixteen director nominees to new one-year terms was approved with no nominee receiving less than 167.9 million votes.

     -- Appointment of Ernst & Young LLP as the Company's independent public accountants for 1996 was ratified by a vote of 168.3 million affirmative to 1.6 million negative.

     -- Amendment to Article Fourth of Certificate of Incorporation to increase the number of authorized shares of common stock was approved by a vote of 130.9 million affirmative to 37.8 million negative.

     -- A proposal that cumulative voting rights be accorded to shareholders was defeated by a vote of 30.1 million affirmative to 108.9 million negative.

     -- A proposal to limit the number of terms that an outside director can serve on the Company's board of directors was defeated by a vote of 6.7 million affirmative to 147.6 million negative.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

    Exhibit  4 - Certificate of Amendment to Certificate of
    Incorporation

    Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three and Six Months Ended June 30, 1996 and 1995.

    Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Three and Six months Ended June 30, 1996 and 1995.

    Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at June 30, 1996 and for the Six Months ended June 30, 1996.
(b)  The Company filed the following reports on Form 8-K since March 31,
     1996:

    On April 11, 1996, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1996 contained in the Company's press release dated April 11, 1996.

    On June 19, 1996, the Company filed a Form 8-K Current Report (Item
    5), which report included the Company's press releases dated June 17, 1996 and June 19, 1996. The Company's press release dated June 17, 1996 contained the announcement of the sale by The Bank of New York (Delaware), a subsidiary of the Company, of its AFL-CIO Union Privilege credit card portfolio to Household International, Inc., and the approval by its Board of Directors to use a portion of the proceeds of the sale to buy back up to 10 million common shares. The Company's press release dated June 19, 1996 contained the announcement of the establishment of a $350 million credit card provision.

    On July 17, 1996, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1996 contained in the Company's press release dated July 17, 1996.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: August 13, 1996             By:  \s\ Deno D. Papageorge
                                       -----------------------
                                Name:  Deno D. Papageorge
                               Title:  Senior Executive Vice President

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
- -------           -----------

    4          Certificate of Amendment to Certificate of
               Incorporation

   11 Computation of Earnings Per Common Share for the Three Months Ended June 30, 1996 and 1995.


   12          Ratio of Earnings to Fixed Charges and Ratio of
               Earnings to Combined Fixed Charges and Preferred
               Stock Dividends for the Three and Six Months Ended
               June 30, 1996 and 1995.

   27 Financial Data Schedule containing selected financial data at June 30, 1996 and for the Six Months Ended June 30, 1996.