Form 10-Q
period 1996-09-30
BANK OF NEW YORK CO INC
filed 1996-11-12
CIK 9626

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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

    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 392,190,416 shares as of October 31, 1996.

                 THE BANK OF NEW YORK COMPANY, INC.
                             FORM 10-Q
                        TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 1996 and December 31, 1995             3

          Consolidated Statements of Income
          For the Three Months and Nine Months
          Ended September 30, 1996 and 1995                    4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Nine Months Ended September 30, 1996         5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30,
          1996 and 1995                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   9


PART 2.  OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                      20


SIGNATURE                                                      21

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
------------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)


                                                  September 30,  December 31,
                                                       1996          1995
                                                       ----          ----
                                                   (Unaudited)      (Note)
Assets
------
Cash and Due from Banks                              $ 4,617       $ 4,711
Interest-Bearing Deposits in Banks                     1,168           982
Securities:
  Held-to-Maturity (fair value of $1,165 in
    1996 and $1,164 in 1995)                           1,212         1,252
  Available-for-Sale                                   3,915         3,618
                                                     -------       -------
    Total Securities                                   5,127         4,870
Trading Assets at Fair Value                             875           816
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                 503           936
Loans (less allowance for loan losses
 of $957 in 1996 and $756 in 1995)                    35,073        36,931
Premises and Equipment                                   883           902
Due From Customers on Acceptances                        968           918
Accrued Interest Receivable                              301           270
Other Assets                                           2,873         2,384
                                                     -------       -------
     Total Assets                                    $52,388       $53,720
                                                     =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $ 9,379       $10,465
 Interest-Bearing
    Domestic Offices                                  15,548        16,005
    Foreign Offices                                   11,634         9,448
                                                     -------       -------
     Total Deposits                                   36,561        35,918
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      1,916         3,933
Other Borrowed Funds                                   4,189         3,737
Acceptances Outstanding                                  970           928
Accrued Taxes and Other Expenses                       1,347         1,378
Accrued Interest Payable                                 195           190
Other Liabilities                                        277           556
Long-Term Debt                                         1,816         1,848
                                                     -------       -------
     Total Liabilities                                47,271        48,488
                                                     -------       -------
Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding 184,000 shares           111           111
 Class A Preferred Stock - par value $2.00
  per share, authorized 5,000,000 shares,
  outstanding 45,404 shares in 1996 and
  49,504 shares in 1995                                    2             2
 Common Stock - par value $7.50 per share,
  authorized 800,000,000 shares, issued
  431,317,022 shares in 1996 and
  408,324,810 shares in 1995                           3,235         3,062
 Additional Capital                                      237           125
 Retained Earnings                                     2,637         2,120
 Securities Valuation Allowance                           39            58
                                                     -------       -------
                                                       6,261         5,478
 Less:  Treasury Stock - 45,711,104 shares in
  1996 and 12,052,096 shares in 1995, at cost          1,126           228
        Loan to ESOP - 1,317,060 shares, at cost          18            18
                                                     -------       -------
     Total Shareholders' Equity                        5,117         5,232
                                                     -------       -------
     Total Liabilities and Shareholders' Equity      $52,388       $53,720
                                                     =======       =======
------------------------------------------------------------------------------
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements

------------------------------------------------------------------------------
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                                    (Unaudited)
                       (In millions, except per share amounts)

                                       For the three          For the nine
                                       months ended           months ended
                                       September 30,          September 30,
                                      1996       1995        1996       1995
                                      ----       ----        ----       ----
Interest Income
---------------
Loans                                $ 724      $ 815       $2,318     $2,392
Securities
  Taxable                               61         59          181        175
  Exempt from Federal Income Taxes       9         10           28         33
                                     -----      -----       ------     ------
                                        70         69          209        208
Deposits in Banks                       22         22           65         83
Federal Funds Sold and Securities
 Purchased Under Resale Agreements      36         31           96        159
Trading Assets                           4         10           13         23
                                     -----      -----       ------     ------
      Total Interest Income            856        947        2,701      2,865
                                     -----      -----       ------     ------
Interest Expense
----------------
Deposits                               282        309          860        952
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                             26         41          125        110
Other Borrowed Funds                    49         52          148        198
Long-Term Debt                          32         33           97         97
                                      ----       ----       ------     ------
      Total Interest Expense           389        435        1,230      1,357
                                      ----       ----       ------     ------
Net Interest Income                    467        512        1,471      1,508
-------------------
Provision for Loan Losses               40        113          555        225
                                     -----      -----       ------     ------
Net Interest Income After
 Provision for Loan Losses             427        399          916      1,283
                                     -----      -----       ------     ------
Noninterest Income
------------------
Processing Fees
 Securities                            164        103          484        303
 Other                                  54         48          154        140
                                     -----      -----       ------     ------
                                       218        151          638        443
Trust and Investment Fees               42         33          119         97
Service Charges and Fees               101        103          317        325
Securities Gains                        15         17           78         37
Other                                   56        101          537        171
                                     -----      -----       ------     ------
    Total Noninterest Income           432        405        1,689      1,073
                                     -----      -----       ------     ------
Noninterest Expense
-------------------
Salaries and Employee Benefits         253        232          750        676
Net Occupancy                           41         45          127        132
Furniture and Equipment                 22         21           68         64
Other                                  139        126          410        393
                                     -----      -----       ------     ------
  Total Noninterest Expense            455        424        1,355      1,265
                                     -----      -----       ------     ------
Income Before Income Taxes             404        380        1,250      1,091
Income Taxes                           155        146          480        418
                                     -----      -----       ------     ------
Net Income                           $ 249      $ 234       $  770     $  673
----------                           =====      =====       ======     ======
Net Income Available to
 Common Shareholders                 $ 246      $ 232       $  762     $  665
-----------------------              =====      =====       ======     ======
Per Common Share Data:
----------------------
   Primary Earnings                  $0.60      $0.58        $1.86      $1.71
   Fully Diluted Earnings             0.60       0.55         1.81       1.60
   Cash Dividends                     0.22       0.18         0.62       0.50

Fully Diluted Shares Outstanding       414        423          422        421
------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                   For the nine months ended September 30, 1996
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1996   $111     $ 2  $3,062 $  125   $2,120      $ 58    $228   $18
Changes:
  Net Income                                        770
  Cash Dividends
   Common Stock                                    (242)
   Preferred Stock                                   (8)
  Conversion of
   Debentures                        87     26
  Issuance of
   Common Stock                      86     86                        (36)
  Treasury Stock
   Acquired                                                           934
  Net Unrealized
   Loss on Secur-
   ities Avail-
   able for Sale                                              (19)
  Change in
   Cumulative
   Foreign
   Currency
   Translation
   Adjustment                                        (3)
                   ----     ---  ------ ------   ------      ----  ------   ---
Balance, September
  30, 1996         $111     $ 2  $3,235 $  237   $2,637      $ 39  $1,126   $18
                   ====     ===  ====== ======   ======      ====  ======   ===
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)


                                                     For the nine months ended
                                                           September 30,
                                                           1996      1995
                                                           ----      ----
Operating Activities
 Net Income                                             $   770   $   673
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate      564       228
   Gain on Sale of Loans                                   (400)        -
   Depreciation and Amortization                            178       145
   Deferred Income Taxes                                     11       136
   Securities Gains                                         (78)      (37)
   Change in Trading Assets                                 (59)        2
   Change in Accruals and Other, Net                       (434)       22
                                                        -------   -------
     Net Cash Provided by Operating Activities              552     1,169
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks            (204)      (85)
   Purchases of Securities Held-to-Maturity                (231)     (389)
   Maturities of Securities Held-to-Maturity                256       421
   Purchases of Securities Available-for-Sale            (1,112)     (527)
   Sales of Securities Available-for-Sale                   309       420
   Maturities of Securities Available-for-Sale              515        22
   Net Principal Disbursed on Loans to Customers         (2,392)   (4,859)
   Sales of Loans                                         3,988       326
   Sales of Other Real Estate                                58        18
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                       433     2,211
   Purchases of Premises and Equipment                      (38)      (34)
   Proceeds from the Sale of Premises and Equipment           2         2
   Acquisitions, Net of Cash Acquired                      (380)      100
   Partial Sale of Unconsolidated Subsidiary                 45         -
   Other, Net                                              (144)        8
                                                        -------   -------
     Net Cash Provided (Used) by Investing Activities     1,105    (2,366)
                                                        -------   -------
Financing Activities
   Change in Deposits                                       702    (1,050)
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                     (2,017)    2,347
   Change in Other Borrowed Funds                           452    (1,008)
   Proceeds from the Issuance of Long-Term Debt             100       142
   Repayments of Long-Term Debt                             (17)      (16)
   Issuance of Common Stock                                 205        72
   Treasury Stock Acquired                                 (934)      (80)
   Cash Dividends Paid                                     (250)     (198)
                                                        -------   -------
     Net Cash Provided (Used) by Financing Activities    (1,759)      209
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                       8        (6)
                                                        -------   -------
Change in Cash and Due From Banks                           (94)     (994)
Cash and Due from Banks at Beginning of Period            4,711     2,903
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 4,617   $ 1,909
                                                        =======   =======
-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $ 1,225   $ 1,342
   Income Taxes                                             485       287
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                             50        51
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

     The financial statements reflect a 2-for-1 common stock split effective July 19, 1996.

2.  Allowance for Loan Losses
    -------------------------

     Transactions in the allowance for loan losses are summarized as follows:

                                          Nine months ended
                                            September 30,
(In millions)                            1996            1995
                                         ----           -----
 Balance, Beginning of Period           $ 756           $ 792
  Charge-offs                            (461)           (323)
  Recoveries                              107              42
                                        -----           -----
  Net Charge-Offs                        (354)           (281)

  Provision                               555             225
  Acquisition                               -               8
  Credit Card Securitization                -               3
                                        -----           -----
 Balance, End of Period                 $ 957           $ 747
                                        =====           =====

3.  Capital Transactions
    --------------------

     In the second quarter of 1996, the Company announced a plan to buy back through the end of 1996 up to 20 million shares of its common stock in addition to the 32 million share buyback plan announced in 1995. As of October 31, 1996, 46 million shares had been repurchased under both plans for $1.2 billion. The company expects to complete its buyback plans by December 31, 1996.

     During the third quarter of 1996, warrant holders converted 2.04 million warrants into 8.16 million common shares, providing the Company with $127 million in capital. In October 1996, warrant holders converted 3.10 million warrants into 12.39 million common shares, generating $192 million in capital.

     Also in the third quarter of 1996, $94 million of convertible subordinated debentures were converted into 10 million shares of common stock. Primary earnings per share for the nine months ended September 30, 1996 would have decreased by $.03 if the conversion had occurred at the beginning of the year.

4.  Commitments and Contingent Liabilities
    -------------------------------------

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

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

     The Company reported third quarter net income of $249 million, up 6% from $234 million earned in the same period last year. Third quarter fully diluted earnings per share were $0.60, a 9% increase over the $0.55 earned in the third quarter of 1995. Net income for the first nine months was a record $770 million, an increase of 14% over last year's $673 million. Earnings per share, on a fully diluted basis, were $1.81 for the first nine months of 1996 compared with $1.60 in 1995. In the third quarter, the conversion of 2 million warrants into 8 million shares as well as the remaining outstanding warrants diluted quarterly earnings by 4 cents per share. This was largely offset by the Company's stock buyback program, which increased earnings per share by 3 cents.

     Net interest income, on a taxable equivalent basis, declined to $476 million in the third quarter compared with $521 million recorded in the same period last year, reflecting the sale of the AFL-CIO Union Privilege affinity credit card portfolio in the second quarter of 1996. This decline was partially offset by the expiration of promotional rates on credit card loans retained by the Company and the repricing of certain accounts based on credit scores. Revenues from the Company's securities processing business continued their strong advance, growing 60% over the third quarter of 1995. This significant increase reflected continued strong internal growth as well as the acquisition of the corporate trust business of NationsBank and the custody businesses of BankAmerica and J.P. Morgan. All areas of securities processing contributed to an internal growth rate of 15% with ADRs, government securities clearance, and custody particularly strong.

     Fees from other processing, which includes funds transfer, cash management, and trade finance, grew 11% over last year's third quarter. The largest contributor to this increase was fees from funds transfer which were up 16%.

     Trust and investment continued its strong performance with fees growing 28% in the third quarter of 1996 over the third quarter of 1995, reflecting new business and generally strong markets.

     Return on average assets for the third quarter of 1996 was a record 1.92% versus 1.82% in the second quarter on a normalized basis with the net gain on the sale of the credit card portfolio excluded and 1.78% in the third quarter of 1995. Return on average common equity was 19.63% in the third quarter of 1996, compared with 19.51% in the second quarter of 1996 on a normalized basis and 19.28% in the third quarter of 1995.

     Tangible fully diluted earnings per share (earnings before the amortization of goodwill and intangibles) were $0.64 per share in the third quarter of 1996 compared with $0.59 per share in the same period last year. On the same basis, tangible return on average assets was 2.12% in the third quarter of 1996 compared with a normalized 2.02% in the second quarter of 1996 and 1.92% in the third quarter of 1995; and tangible return on average common equity was 27.83% in the third quarter of 1996 compared with a normalized 27.59% in the second quarter of 1996, and 23.58% in the third quarter of 1995.


CAPITAL
-------

     The Company's Tier 1 capital and Total capital ratios were 7.65% and 12.25% at September 30, 1996 compared with 7.98% and 12.93% at June 30, 1996, and 8.89% and 13.62% at September 30, 1995. Tangible common equity as a percent of total assets was 7.44% at September 30, 1996 compared with 7.51% at June 30, 1996 and 8.60% one year ago. The leverage ratio was a strong 8.17% at September 30, 1996 compared with 7.76% at June 30, 1996 and 8.96% one year ago. The decline in the capital ratios compared with September 1995 reflects the goodwill associated with the securities processing acquisitions and the repurchase as of September 30, 1996 of $1.0 billion (40 million shares) of common stock under the Company's programs to buy back up to 52 million shares. Adding to capital and partially offsetting the decline, was the exercise of warrants and the conversion of $94 million of debentures into common stock.


NET INTEREST INCOME
-------------------

                          3rd       2nd       3rd
                        Quarter   Quarter   Quarter      Year-to-date
                        -------   -------   -------      ------------
(In millions)            1996      1996      1995       1996      1995
                        ---------------------------   -----------------

Net Interest Income      $476      $499      $521     $1,499    $1,538

Net Interest Rate
 Spread                  3.29%     3.32%     3.47%      3.37%     3.41%

Net Yield on Interest
 Earning Assets          4.28      4.26      4.61       4.35      4.52


     On a taxable equivalent basis, net interest income amounted to $476 million in the third quarter of 1996, compared with $521 million in the same period of 1995. The net interest rate spread was 3.29% in the third quarter of 1996, compared with 3.32% in the second quarter of 1996 and 3.47% one year ago. The net yield on interest-earning assets was 4.28% compared with 4.26% in the second quarter of 1996 and 4.61% in last year's third quarter.

     For the first nine months of 1996, net interest income, on a taxable equivalent basis, amounted to $1,499 million compared with $1,538 million in the same period of 1995. The year-to-date net interest rate spread was 3.37% in 1996 compared with 3.41% in 1995, while the net yield on interest-earning assets was 4.35% in 1996 and 4.52% in 1995.

     The decrease in net interest income and the net interest rate spread reflects the sale of approximately $3.4 billion in AFL-CIO credit card receivables in the second quarter of 1996, partially offset by the expiration of promotional rates on credit card loans retained by the Company and the repricing of certain accounts based on credit scores. The decline in the net yield from the third quarter of 1995 is attributable to the preceding factors as well as the costs of financing the stock buyback program and the reduced value of noninterest bearing sources of funds in a declining rate environment.

     Interest lost on loans on nonaccrual status at September 30, 1996 and 1995 reduced net interest income by $4 million and $5 million for the three months ended September 30, 1996 and 1995, and by $12 million and $15 million for the nine months ended September 30, 1996 and 1995.


NONINTEREST INCOME
------------------
                                  3rd Quarter          Year-to-date
                                  -----------          ------------
(In millions)                    1996      1995       1996      1995
                                ----------------   ------------------
Processing Fees
  Securities                     $164      $103     $  484    $  303
  Other                            54        48        154       140
                                 ----      ----     ------    ------
                                  218       151        638       443
Trust and Investment Fees          42        33        119        97
Service Charges and Fees          101       103        317       325
Securities Gains                   15        17         78        37
Foreign Exchange and
 Other Trading Activities          12        18         43        43
Sale of Credit Card Portfolio       -         -        400         -
Other                              44        83         94       128
                                 ----      ----     ------    ------
Total Noninterest Income         $432      $405     $1,689    $1,073
                                 ====      ====     ======    ======

     Securities processing fees increased 60% to $164 million compared with $103 million in the third quarter of 1995. In the first nine months of 1996, securities processing fees were $484 million compared with $303 million in 1995. Strong internal growth in all areas and acquisitions contributed to the increase in revenue. Fees from other processing increased 11% over the third quarter of last year. The Company reported $15 million of securities gains in the third quarter of 1996 compared with $17 million in the third quarter of 1995. Revenues from foreign exchange were $11 million, declining 39% from the second quarter's $18 million. Included in other income in the third quarters of 1996 and 1995 were a gain of $21 million on the sale of a portion of the Company's interest in Wing Hang Bank and a $47 million gain on the sale of the ARCS mortgage servicing, respectively.

TRADING ACTIVITIES
------------------

     During the third quarter of 1996 the Company began providing its customers with a broad array of foreign exchange risk management products as a result of an agreement it had entered into with Susquehanna Trading. Foreign exchange contracts held in the trading account at September 30, 1996 are as follows:

                                                             3rd Quarter
                                  September 30, 1996        1996 - Average
                             ---------------------------  ------------------
                                        Trading Account     Trading Account
                             Notional ------------------  ------------------
(In millions)                 Amount  Assets Liabilities  Assets Liabilities
                             -------- ------ -----------  ------ -----------
Foreign Exchange Contracts:
 Swaps                       $   277    $  5      $  3      $  5      $  3
 Written Options              19,533       -       267         -       154
 Purchased Options            21,747     289         -       166         -
 Commitments to Purchase
  and Sell Foreign Exchange   47,582     386       329       354       307

     The total trading portfolio's pre-tax earnings at risk averaged approximately $2.3 million for the third quarter of 1996, and ranged from approximately $1.5 million to $2.8 million. During the third quarter of 1996 daily trading revenue averaged approximately $0.2 million, and ranged from approximately a gain of $1.7 million to a loss of $0.4 million. During this period, trading revenue did not exceed the Company's earnings at risk estimates on any given trading day.


NONINTEREST EXPENSE AND INCOME TAXES
------------------------------------

     Total noninterest expense for the third quarter was $455 million, down slightly from $457 million in the second quarter of this year, but up from $424 million in the same period last year. The rise in expenses compared with last year's third quarter was principally due to salary and other expenses related to acquisitions of securities processing businesses from J.P. Morgan, BankAmerica, and NationsBank as well as the acquisition of The Putnam Trust Company. Year-to-date noninterest expense was $1,355 million compared with $1,265 million in 1995. Occupancy expense was down 4% compared with the first nine months of 1995.

     The efficiency ratio for the third quarter was 50.9% compared with 49.8% reported in the second quarter of 1996 and 49.1% one year ago. The increase is primarily the result of a time lag between the loss of revenues from the Union card portfolio and commensurate expense reductions. The efficiency ratios exclude the gain on the sale of the credit card portfolio in the second quarter of 1996 and the gain on the sale of the ARCS mortgage servicing in the third quarter of 1995.

     The effective tax rates for the third quarter and first nine months of 1996 were 38.4% in both periods compared with 38.4% and 38.3% for the third quarter and first nine months of 1995.


NONPERFORMING ASSETS
--------------------
                                                Change
                                                3Q 1996 vs
(Dollars in millions)        9/30/96   6/30/96  2Q 1996
                             -----------------------------
Loans:
    Commercial Real Estate    $ 22      $  9    $  13
    Other Commercial            61        76      (15)
    Foreign                     40        40        -
    Community Banking           73        76       (3)
                              ----      ----
  Total Loans                  196       201       (5)
Other Real Estate               61        70       (9)
                              ----      ----
  Total                       $257      $271      (14)
                              ====      ====
Nonperforming Assets
 Ratio                         0.7%      0.8%
Allowance/Nonperforming
 Loans                       488.3     489.0
Allowance/Nonperforming
 Assets                      372.6     362.5


     Nonperforming assets totaled $257 million at September 30, 1996, compared with $271 million at June 30, 1996, a decrease of $14 million or 5%. This was the twenty-first consecutive quarter of nonperforming asset decreases.

     At September 30, 1996, impaired loans (nonaccrual loans over $1 million) aggregated $136 million, of which $98 million exceeded their fair value by $28 million. Impaired loans at September 30, 1995 totaled $163 million, of which $98 million exceeded their fair value by $24 million. For the third quarters of 1996 and 1995, the average amount of impaired loans was $138 million and $163 million and interest income (cash received) on them was $79 thousand and $237 thousand.

     Credit card loans are not placed on nonperforming status, but are charged off when they become past due for certain periods. Additional information regarding the credit quality of the Company's credit card portfolio is provided in the sections "Loan Loss Provision and Net Charge-Offs" and "Sector Profitability".

LOAN LOSS PROVISION AND NET CHARGE-OFFS
---------------------------------------

                                3rd     2nd     3rd
                              Quarter Quarter Quarter  Year-to-date
                              ------- ------- -------  ------------
(In millions)                  1996    1996    1995    1996    1995
                              -----------------------  ------------
Provision                      $ 40    $425    $113    $555    $225
                               ----    ----    ----    ----    ----
Net (Charge-offs) Recovery:
  Commercial Real Estate         (7)      -       -     (10)    (16)
  Other Commercial              (12)     (7)     (5)    (18)    (18)
  Credit Card*                  (65)   (187)    (65)   (348)   (187)
  Other Consumer                 (3)     (2)     (1)     (7)     (3)
  Foreign                        27      13      (9)     39     (22)
  Other                          (5)     (2)     (6)    (10)    (12)
                               ----    ----    ----    ----    ----
     Total                      (65)   (185)    (86)   (354)   (258)
Other                             -       -       7       -      11
                               ----    ----    ----    ----    ----
Change in Allowance            $(25)   $240    $ 34    $201    $(22)
                               ====    ====    ====    ====    ====
Other Real Estate
  Expenses (Recovery)          $  -    $  1    $  1    $ (1)   $  4

*  Includes a $21 million recovery in the third quarter of 1996 and a $99 million charge-off in the second quarter of 1996 related to past due and bankrupt Union credit card accounts not sold.

     The allowance for loan losses was $957 million, or 2.66% of loans at September 30, 1996, compared with $982 million, or 2.76% of loans at June 30, 1996.

     For the nine months ended September 30, 1996 the provision increased to $555 million compared with $225 million in the same period of 1995. The higher provision is principally related to a higher level of anticipated losses on certain Consumers Edge (registered trademark) accounts opened in 1994 and 1995, and on the credit card portfolio generally. The provision also covers $78 million of net charge-offs of Union receivables not sold to Household, all of which were classified as more than 90 days past due or bankrupt.

     Foreign recoveries reflect a $20 million settlement with the Republic of Croatia in the third quarter of 1996 and a $13 million settlement with the Republic of Slovenia in the second quarter of 1996.

SECTOR PROFITABILITY
--------------------

     The Company has an internal information system used for management purposes that produces sector performance data for Trust, and Securities and Other Processing, Retail Banking, Corporate Banking, and Other

Sectors. A set of measurement principles has been developed to help insure that reported results of the sectors track their economic performance.

     Net interest income is computed on a taxable equivalent basis. Support and other indirect expenses are allocated to sectors based on general guidelines. The provision for loan losses is based on net charge-offs incurred by each sector. Assets and liabilities are match funded.

     Based on this system, the sectors contributed to the Company's profitability for the third quarter and first nine months as follows:

                           Trust, and
                           Securities
                            and Other    Retail     Corporate
(In millions)              Processing   Banking      Banking
3rd Quarter                1996  1995  1996  1995  1996  1995
                           ----  ----  ----  ----  ----  ----
Net Interest Income on a
 Taxable Equivalent Basis $ 36 $ 41 $275 $328 $131 $132 Provision for Loan Losses 0 0 72 72 (8) 5
Noninterest Income          296   209    43    39    57    78
Noninterest Expense         205   154   165   167    54    63
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $127  $ 96  $ 81  $128  $142  $142
                           ====  ====  ====  ====  ====  ====

(In millions)                 Other        Total
                           ----------  -----------
3rd Quarter                1996  1995   1996  1995
                           ----  ----   ----  ----
Net Interest Income on a
 Taxable Equivalent Basis  $ 34  $ 20   $476  $521
Provision for Loan Losses   (24)   36     40   113
Noninterest Income           36    79    432   405
Noninterest Expense          31    40    455   424
                           ----  ----   ----  ----
Income Before Taxes        $ 63  $ 23   $413  $389
                           ====  ====   ====  ====

                           Trust, and
                           Securities
                            and Other    Retail     Corporate
(In millions)              Processing   Banking      Banking
                           ----------  ----------  ----------
Year-to-date               1996  1995  1996  1995  1996  1995
                           ----  ----  ----  ----  ----  ----
Net Interest Income on a
 Taxable Equivalent Basis  $103  $118  $911  $959  $387  $397
Provision for Loan Losses     0     0   364   201   (10)   56
Noninterest Income          847   616   133   121   189   216
Noninterest Expense         594   459   505   519   162   183
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $356  $275  $175  $360  $424  $374
                           ====  ====  ====  ====  ====  ====

(In millions)                 Other        Total
                           ----------  --------------
Year-to-date               1996  1995   1996    1995
                           ----  ----  ------  ------
Net Interest Income on a
 Taxable Equivalent Basis  $ 98  $ 64  $1,499  $1,538
Provision for Loan Losses   201   (32)    555     225
Noninterest Income          520   120   1,689   1,073
Noninterest Expense          94   104   1,355   1,265
                           ----  ----  ------  ------
Income Before Taxes        $323  $112  $1,278  $1,121
                           ====  ====  ======  ======

Trust, and Securities and Other Processing
------------------------------------------

     In the Trust, and Securities and Other Processing Sector, securities processing fees increased 60% to $164 million compared with $103 million in the third quarter of 1995. In the first nine months of 1996, securities processing fees were $484 million compared with $303 million in 1995. The increase in revenue reflects continued strong internal growth as well as the acquisition of the corporate trust business of NationsBank and the custody businesses of BankAmerica and J.P. Morgan. Internally generated growth, which was 15% for the third quarter, was led by ADRs, government securities clearance, and custody. Fee revenue from issuer services, custody, and securities industry products were $55 million, $61 million, and $48 million in the third quarter of 1996 compared with $40 million, $29 million, and $34 million in 1995. Fees from other processing increased 11% over the third quarter of last year. Fees from trust and investment grew 28% in the third quarter of 1996, reflecting new business and generally strong markets. The rise in noninterest expense was principally due to salary and other expenses related to acquisitions of securities processing businesses from J.P. Morgan, BankAmerica and NationsBank.

Retail
------

     The decrease in net interest income in the Retail Banking Sector principally reflects the sale of approximately $3.4 billion in credit card receivables in the second quarter of 1996, partially offset by the expiration of promotional rates on credit card receivables and the repricing of certain accounts based on credit scores. The decrease in net interest income is also attributable to the decline in value of noninterest bearing sources of funds in a declining rate environment. The provision for loan losses in the Retail Banking Sector reflects increased charge-offs on Consumers Edge (registered trademark) accounts opened in 1994 and 1995. The provision also reflects a $21 million recovery in the third quarter of 1996 and a $99 million charge-off in the second quarter of 1996 related to past due and bankrupt Union credit card accounts not sold. The table and discussion below provide information relating to the Company's credit card portfolio excluding the Union portfolio:

                          3rd       2nd       3rd
                        Quarter   Quarter   Quarter       Year-to-date
                        -------   -------   -------       ------------
(In millions)             1996      1996      1995       1996      1995

Number of Accounts       4.559     4.639     3.526      4.559     3.526
Period End Balance      $5,348    $5,508    $4,386     $5,348    $4,386
Loans Delinquent:
 30-59 Days               $ 97      $ 74      $ 71       $ 97      $ 71
 60-89 Days                 72        57        44         72        44
 90 or More Days           182       165       108        182       108
                          ----      ----      ----       ----      ----
Total Loans Delinquent    $351      $296      $223       $351      $223
Net Charge-offs            $86       $70       $42       $218      $120
As a Percent of Average
Loans Outstanding:
 Net Charge-offs          6.34%     5.29%     3.93%      5.49%     4.02%
 Accounts Delinquent
  More Than 30 Days       6.49      5.54      5.23       6.58      5.56
As a Percent of Period
End Balances:
 Net Charge-offs          6.41      5.08      3.82       5.45      3.67
 Accounts Delinquent
  More Than 30 Days       6.56      5.37      5.09       6.56      5.09


     During 1996 the Company's credit card portfolio has experienced rising delinquencies and charge-offs. Loans delinquent more than 30 days increased from $296 million at June 30, 1996 to $351 million at September 30, 1996. Loans past due more than 90 days increased from

$165 million at June 30, 1996 to $182 million at September 30, 1996. Credit card loans delinquent more than 90 days have a significant risk of loss.

     This adverse trend in credit quality reflects an industry-wide deterioration in consumer credit performance as well as increased losses attributable to bankruptcies resulting from a 1994 change in the bankruptcy laws. Bankrupt accounts at September 30, 1996 were 80% higher than at September 30, 1995. At September 30, 1996 bankrupt accounts included $7 million that were not yet 30 days past due, up more than 60% from the third quarter of 1995. The deterioration in credit quality also reflects increased losses on Consumers Edge (registered trademark) accounts opened in 1994 and 1995. The Company originated
1.029 million Consumers Edge (registered trademark) accounts in 1994; however, as a result of rising delinquencies among these accounts, the Company restricted growth of Consumers Edge (registered trademark) accounts, and it originated only 851 thousand accounts in 1995. For the first nine months of 1996 the Company originated 327 thousand Consumers Edge (registered trademark) accounts. The Company's origination activities in 1996 have focused on the Toys-R-Us (registered trademark) card.

      Future levels of charge-offs are difficult to predict because they depend upon future economic trends, consumer behavior, growth in the portfolio, competition, and other factors. Some of these factors are beyond the control of the Company. The rising trend in credit card delinquencies and personal bankruptcies may result in future charge-offs exceeding historic levels.

     Lower FDIC insurance premiums contributed to the decline in noninterest expense in the Retail Sector.

Corporate
---------

     Net interest income declined in the Corporate Banking Sector due to a decline in the value of noninterest bearing sources of funds. The decrease in the provision reflects a net recovery primarily due to the settlement with the Republics of Croatia and Slovenia related to Yugoslavian debt in 1996. Syndication fees and income from the Company's offshore banking subsidiaries were lower in 1996 compared to last year.

Other
-----

     The Other Sector reflects the difference between the total provision for loan losses and that charged off by the sectors. Noninterest income includes a gain of $21 million on the sale of a portion of the Company's interest in Wing Hang Bank in the third quarter of 1996, a $400 million gain on the sale of credit card loans in the second quarter of 1996, and a $47 million gain on the sale of the ARCS mortgage servicing in the third quarter of 1995. Securities gains and foreign exchange and other trading activities decreased $8 million from the third quarter of 1995.

                       THE BANK OF NEW YORK COMPANY, INC.
           Average Balances and Rates on a Taxable Equivalent Basis
                            For the three months ended
                              (Dollars in millions)


                              September 30, 1996        September 30, 1995
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,469    $  22   5.92%  $ 1,451   $   23   6.18%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,607       36   5.41     2,127       31   5.77
Loans
 Domestic Offices           22,531      523   9.23    24,480      610   9.90
 Foreign Offices            12,178      202   6.61    11,237      206   7.26
                           -------   ------          -------   ------
   Total Loans              34,709      725   8.31    35,717      816   9.07
                           -------   ------          -------   ------
Securities
 U.S. Government
  Obligations                2,950       43   5.84     2,998       43   5.65
 U.S. Government Agency
  Obligations                  449        7   6.35       398        6   6.35
 Obligations of States and
  Political Subdivisions       671       15   8.85       618       16  10.15
 Other Securities,
  including Trading
  Securities                 1,353       17   4.94     1,550       21   5.68
                           -------   ------          -------   ------
   Total Securities          5,423       82   6.03     5,564       86   6.21
                           -------   ------          -------   ------
Total Interest-Earning
 Assets                     44,208      865   7.78%   44,859      956   8.46%
                                     ------                    ------
Allowance for Loan Losses     (971)                     (705)
Cash and Due from Banks      2,516                     2,902
Other Assets                 5,724                     5,051
                           -------                   -------
  TOTAL ASSETS             $51,477                   $52,107
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,766       41   4.30%  $ 3,370       38   4.46%
 Savings                     8,167       55   2.70     7,982       62   3.10
 Certificates of Deposit
  $100,000 & Over              811       11   5.32     1,592       22   5.56
 Other Time Deposits         2,595       31   4.74     2,453       32   5.24
 Foreign Offices            11,755      144   4.88    11,234      155   5.46
                           -------   ------          -------   ------
  Total Interest-Bearing
   Deposits                 27,094      282   4.14    26,631      309   4.61
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  1,977       26   5.11     2,846       41   5.67
Other Borrowed Funds         3,485       49   5.60     3,357       52   6.20
Long-Term Debt               1,862       32   6.86     1,768       33   7.32
                           -------   ------          -------   ------
  Total Interest-Bearing
   Liabilities              34,418      389   4.49%   34,602      435   4.99%
                                     ------                    ------
Noninterest-Bearing
 Deposits                    8,312                     8,974
Other Liabilities            3,648                     3,646
Preferred Stock                113                       113
Common Shareholders'
 Equity                      4,986                     4,772
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $51,477                   $52,107
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  476   3.29%            $  521   3.47%
                                     ======                    ======
 Net Yield on Interest-
  Earning Assets                              4.28%                     4.61%
                                              ====                      ====

                       THE BANK OF NEW YORK COMPANY, INC.
           Average Balances and Rates on a Taxable Equivalent Basis
                           For the nine months ended
                             (Dollars in millions)


                              September 30, 1996        September 30, 1995
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 1,516   $   65   5.70%  $ 1,761   $   83   6.28%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,402       96   5.37     3,591      159   5.92
Loans
 Domestic Offices           24,812    1,728   9.31    23,945    1,796  10.03
 Foreign Offices            11,937      595   6.66    10,930      601   7.36
                           -------   ------          -------   ------
   Total Loans              36,749    2,323   8.45    34,875    2,397   9.19
                           -------   ------          -------   ------
Securities
 U.S. Government
  Obligations                2,937      127   5.76     2,927      126   5.73
 U.S. Government Agency
  Obligations                  460       22   6.30       343       16   6.33
 Obligations of States and
  Political Subdivisions       653       44   8.95       664       53  10.60
 Other Securities,
  including Trading
  Securities                 1,293       52   5.33     1,349       61   6.13
                           -------   ------          -------   ------
   Total Securities          5,343      245   6.09     5,283      256   6.48
                           -------   ------          -------   ------
Total Interest-Earning
 Assets                     46,010    2,729   7.92%   45,510    2,895   8.51%
                                     ------                    ------
Allowance for Loan Losses     (808)                     (743)
Cash and Due from Banks      2,730                     2,782
Other Assets                 5,568                     5,208
                           -------                   -------
  TOTAL ASSETS             $53,500                   $52,757
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,827      123   4.29%  $ 3,397      112   4.42%
 Savings                     8,217      169   2.75     7,821      181   3.09
 Certificates of Deposit
  $100,000 & Over              940       37   5.32     1,767       76   5.74
 Other Time Deposits         2,575       92   4.76     2,510       98   5.22
 Foreign Offices            11,882      439   4.93    11,567      485   5.61
                           -------   ------          -------   ------
  Total Interest-Bearing
   Deposits                 27,441      860   4.18    27,062      952   4.70
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  3,165      125   5.26     2,537      110   5.77
Other Borrowed Funds         3,570      148   5.54     4,238      198   6.25
Long-Term Debt               1,888       97   6.86     1,758       97   7.37
                           -------   ------           ------   ------
  Total Interest-Bearing
   Liabilities              36,064    1,230   4.55%   35,595    1,357   5.10%
                                     ------                    ------
Noninterest-Bearing
 Deposits                    8,776                     8,806
Other Liabilities            3,491                     3,724
Preferred Stock                113                       116
Common Shareholders'
 Equity                      5,056                     4,516
                           -------                    ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $53,500                   $52,757
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $1,499   3.37%            $1,538   3.41%
                                     ======                    ======
 Net Yield on Interest-
  Earning Assets                              4.35%                     4.52%
                                              ====                      ====

PART 2.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) The exhibits filed as part of this report are as follows:

    Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three and Nine Months Ended September 30, 1996 and 1995.

    Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Three and Nine months Ended September 30, 1996 and 1995.

    Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at September 30, 1996 and for the Nine Months ended September 30, 1996.

(b) The Company filed the following reports on Form 8-K since June 30,
    1996:

    On July 17, 1996, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1996 contained in the Company's press release dated July 17, 1996.

    On October 15, 1996, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the third quarter of 1996 contained in the Company's press release dated October 15, 1996.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: November 12, 1996           By:  \s\ Robert E. Keilman
                                       -----------------------
                                Name:  Robert E. Keilman
                               Title:  Comptroller

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
-------           -----------


   11 Computation of Earnings Per Common Share for the Nine Months Ended September 30, 1996 and 1995.

   12          Ratio of Earnings to Fixed Charges and Ratio of
               Earnings to Combined Fixed Charges and Preferred
               Stock Dividends for the Three and Nine Months Ended September 30, 1996 and 1995.

   27 Financial Data Schedule containing selected financial data at September 30, 1996 and for the Nine Months Ended September 30, 1996.