Form 10-K
period 1996-12-31
BANK OF NEW YORK CO INC
filed 1997-03-31
CIK 9626

			     SECURITIES AND EXCHANGE COMMISSION
				    Washington, D.C. 20549

				       FORM 10-K
(Mark One)
   [X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

			  For The Fiscal Year Ended December 31, 1996

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

	  Title of each class
	  -------------------
Warrants to Purchase Common Stock
Class A, 7.75% Cumulative Convertible Preferred Stock
7.97% Capital Securities, Series B

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

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 28, 1997 consisted of:

Common Stock ($7.50 par value)                              $14,950,812,315
						       (based on closing price
						    on New York Stock Exchange)

The number of shares outstanding of the registrant's common Stock $7.50 par value was 387,076,047 shares on February 28, 1997.

			    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement pursuant to Regulation 14A for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
------
ITEM 1.  BUSINESS
-----------------

INTRODUCTION

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in the "Business Review" section of the Company's 1996 Annual Report to Shareholders which description is included in
Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

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

     The Company's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. In the fourth quarter of 1996, The Bank of New York (NJ) and The Putnam Trust Company were combined into The Bank of New York ("BNY"), a New York chartered banking corporation. BNY is a member of the Federal Reserve System and consequently is subject to regulation and supervision by the Federal Reserve Board. As a bank insured by the FDIC, BNY is also subject to examination by that agency.
 The Bank of New York (Delaware) ("BNY Del."), chartered in Delaware, is an FDIC-insured non-member bank and is therefore subject to regulation and supervision by the FDIC. BNY and BNY (Del.)are also subject to supervision and examination by their respective state regulators, the New York Banking Department and the Office of State Bank Commissioner of the State of Delaware.

    Both federal and state laws extensively regulate various aspects of the banking business, such as permissible types and amounts of loans and investments, permissible activities, and reserve requirements. These regulations are intended primarily for the protection of depositors rather than the Company's stockholders.

Capital Adequacy

     Bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets and certain off-balance sheet items ("Total Capital Ratio") is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock), less most intangibles including goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and allowance for loan losses.


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

     Federal banking agencies have issued regulations, which become effective in 1998, that modify existing rules related to capital ratios with respect to various areas of risk including interest rate exposure and other market risk.
 The Company does not believe that the aggregate impact of these modifications would have a significant impact on its capital position.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act ("FDIA") and made revisions to several other federal banking statutes.

     Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets and certain off-balance sheet items) of at least 6% and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e., if it has a Total Capital Ratio of 8% or greater, a Tier 1 Capital Ratio of 4% or greater and a Leverage Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     A discussion of the Company's capital position and capital adequacy is incorporated by reference from "Capital Resources" in the "Management's Discussion and Analysis" Section and Note 10 to the Consolidated Financial Statements of Exhibit 13.

As of December 31, 1996 and 1995, capital ratios for the Company, the Bank, and BNYDEL were categorized as well capitalized as set forth in the table below.

		   December 31, 1996         December 31, 1995
		----------------------  ------------------------      Well
				 BNY                       BNY    Capitalized
		Company   Bank   DEL    Company    Bank    DEL     Guidelines
		-------   ----   ----   -------    ----    ----    ----------

Tier I             8.34%  7.03%  9.35%     8.42%   7.84%   7.87%       6%
Total Capital     12.78  10.26  14.47     13.08   11.61   11.55       10
Leverage           8.87   6.89   9.28      8.46    7.63    8.48        5
Tangible Common
 Equity            6.99   6.68   8.87      8.00    7.71    7.78

     At December 31, 1996, the amounts of capital by which the Company and its major banking subsidiaries exceed the well capitalized guidelines are as follows:

							 BNY
				  Company        BNY     Del.
(in millions)                     -------        ---     ----

    Tier 1                         $1,293       $503     $181
    Total Capital                   1,541        129      242
    Leverage                        2,012        946      233

     The following table presents the components of the Company's risk-based capital at December 31, 1996 and 1995:

(in millions)                                    1996              1995
						 ----              ----
Common Stock                                   $5,015            $5,119
Preferred Stock                                   112               113
Minority Interest                                 600                 -
Adjustments: Intangibles                       (1,003)             (672)
	     Securities Valuation Allowance       (82)              (58)
	     50% Investment in Section 20
	       Subsidiary                         (29)                -
					       ------            ------
Tier 1 Capital                                  4,613             4,502

Qualifying Long-term Debt                       1,796             1,827
Qualifying Allowance for Loan Losses              695               670
Adjustment: 50% Investment in Section 20
	      Subsidiary                          (29)                -
					       ------            ------
Tier 2 Capital                                  2,462             2,497
					       ------            ------
Total Risk-based Capital                       $7,075            $6,999
					       ======            ======

The following table presents the components of the Company's risk adjusted assets at December 31, 1996 and 1995:

					      1996                 1995
				      -------------------  -------------------
				      Balance               Balance
(in millions)                         sheet/     Risk       sheet/    Risk
				      notional   adjusted   notional  adjusted
Assets                                 amount     balance    amount    balance
------                                --------   --------   --------  --------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks            $ 7,419   $    758   $  5,693   $   731
Securities                               5,053        904      4,870       819
Trading Assets                           1,547         67        816        60
Fed Funds Sold and Securities
  Purchased Under Resale Agreements        562         65        936        17
Loans                                   37,006     33,518     37,687    34,826
Allowance for Loan Losses                 (901)         -       (756)        -
Other Assets                             5,079      3,600      4,474     3,441
				       -------    -------   --------   -------
Total Assets                           $55,765     38,912   $ 53,720    39,894
				       =======    -------   ========   -------
Off-Balance Sheet Exposures
---------------------------
Commitments to Extend Credit          $ 47,111     11,612   $ 54,274     9,220
Securities Lending Indemnifications     23,881          -     15,068         -
Standby Letters of Credit and
   Other Guarantees                      6,447      4,610      6,081     4,228
Interest Rate Contracts                 29,518         69     27,800        96
Foreign Exchange Contracts             101,527        401     28,005       140
				      --------    -------   --------   -------
Total Off-Balance Sheet Exposures     $208,484     16,692   $131,228    13,684
				      ========    -------   ========   -------
Gross Risk Adjusted Assets                         55,604               53,578
Less: Allowance for Loan Losses not
      Qualifying as Risk Based Capital                206                   86
      Investment in Section 20
	Subsidiary                                     58                    -
						  -------              -------
Risk Adjusted Assets                              $55,340              $53,492
						  =======              =======

FDIC Insurance Assessments

     BNY and BNY Del. are subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule to determine the assessment rates for most FDIC-insured depository institutions.
 Effective January 1, 1996, under the schedule, the premiums range from zero to $.27 for every $100 of deposits. Each financial institution is assigned to one of nine categories based on the institutions capital ratios and supervisory evaluations, and the premium paid by the institution is based on the category. Under the present schedule institutions in the highest of the three capital categories and the highest of three supervisory categories pay no premium and institutions in the lowest of these categories pay $.27 per $100 of deposits. In addition, the Deposit Insurance Funds Act provides for assessments at all insured depository institutions to pay for the cost of the Financing Corporation (a governmental agency) funding. The assessment will be based on deposit levels and will be approximately .325 basis points.

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

     Effective September 29, 1995, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. In addition, IBBEA provides that, commencing June 1, 1997, national banks and state banks with different home states will be permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating bank passes legislation between the date of enactment of IBBEA and May 31, 1997 expressly prohibiting interstate mergers. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997 (opt-in statutes). New York, New Jersey and Connecticut have enacted opt-in statutes. A bank may also establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger.

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

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its banks and to commit resources to support such banks in circumstances where it might not do so absent such policy. In addition, any loans by the Company to its banks would be subordinate in right of payment to depositors and to certain other indebtedness of its banks.

Restrictions on Transfer of Funds

     Restrictions on the transfer of funds to the Company and subsidiary bank dividend limitations are discussed in Note 10 to the Consolidated Financial Statements included in Exhibit 13. Such discussion is incorporated herein by reference.

Cross Guarantees

     Under FDIA, a financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if this causes the affiliated institution also to become insolvent. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

ADDITIONAL FINANCIAL INFORMATION
------------------------------------------------------------------------------
Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)

			 1996                 1995                  1994
================================================================================
			       Aver-                 Aver-                 Aver-
	       Average  Int-     age Average  Int-     age Average   Int-    age
	       Balance  erest   Rate Balance  erest   Rate Balance  erest   Rate
	       -----------------------------------------------------------------
Assets
------
Interest-
 Bearing
 Deposits
 in Banks
 (Primarily
  Foreign)     $ 1,585 $   91  5.71% $ 1,682 $  106  6.28% $ 1,266 $   68  5.33%
Federal Funds
 Sold and
 Securities
 Purchased
 Under Resale
 Agreements      2,356    126  5.35    3,280    193  5.89    3,653    161  4.39
Loans
 Domestic
 Offices
  Credit Card    6,905    886 12.83    7,637    989 12.96    5,830    646 11.08
  Other
   Consumer      3,567    362 10.16    3,514    392 11.14    3,719    369  9.91
  Commercial    13,945  1,023  7.34   13,215  1,047  7.92   12,340    833  6.76
 Foreign
 Offices        12,281    810  6.59   11,055    805  7.28   10,140    564  5.56
	       ------- ------        ------- ------        ------- ------
 Total Loans    36,698  3,081* 8.40   35,421  3,233* 9.13   32,029  2,412* 7.53
	       ------- ------        ------- ------        ------- ------
Securities
 U.S.
  Government
  Obligations    3,365    197  5.84    3,301    191  5.78    3,516    197  5.61
 Obligations
  of States
  and Political
  Subdivisions     656     58  8.91      650     68 10.50      893     89 10.02
 Other
  Securities,
   including
   Trading
   Securities
  Domestic
   Offices         811     37  4.56    1,076     65  6.10    1,341     70  5.25
  Foreign
   Offices         511     31  6.11      233     14  6.31      191     11  5.64
	       ------- ------        ------- ------        ------- ------
   Total Other
   Securities    1,322     68  5.16    1,309     79  6.13    1,532     81  5.30
	       ------- ------        ------- ------        ------- ------
 Total
  Securities     5,343    323  6.05    5,260    338  6.45    5,941    367  6.19
	       ------- ------        ------- ------        ------- ------
Total Inter-
 est Earning
 Assets         45,982 $3,621  7.88%  45,643 $3,870  8.48%  42,889 $3,008  7.01%
		       ======                ======                ======
Allowance for
 Loan Losses      (837)                 (739)                 (906)
Cash and Due
 from Banks      2,805                 2,971                 2,827
Other Assets     5,699                 5,178                 5,470
	       -------               -------               -------
Total Assets   $53,649               $53,053               $50,280
	       =======               =======               =======
Assets
 Attributable
 to Foreign
 Offices         28.50%               25.73%                 24.30%
		 =====                 =====                 =====

*Includes fees of $139 million in 1996, $134 million in 1995, and $118 million in 1994. Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest. Taxable equivalent adjustments were $38 million in 1996, $39 million in 1995, and $46 million in 1994, and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

Continued on page 9

Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)

			 1996                 1995                  1994
================================================================================
				 Aver-                Aver-                Aver-
		  Average  Int-    age Average  Int-    age Average   Int-   age
		  Balance  erest  Rate Balance  erest  Rate Balance  erest  Rate
		  --------------------------------------------------------------
Liabilities and
Shareholders'
Equity
---------------
Interest-Bearing
Deposits
  Domestic
  Offices
   Money Market
    Rate Accounts $ 3,855 $  166 4.30% $ 3,451 $  153 4.44% $ 3,593 $  108 3.01%
   Savings          8,188    223 2.72    7,909    243 3.07    8,166    190 2.32
    Certificates
    of Deposit
    of $100,000
    or More           895     48 5.32    1,673     95 5.68    1,041     42 4.03
   Other Time
    Deposits        2,547    121 4.75    2,560    143 5.60    2,296     97 4.24
		  ------- ------       ------- ------       ------- ------
   Total Domestic
    Offices        15,485    558 3.60   15,593    634 4.07   15,096    437 2.90
		  ------- ------       ------- ------       ------- ------
  Foreign Offices
    Banks in
    Foreign
    Countries       4,645    225 4.85    3,968    218 5.48    2,917    125 4.30
   Government and
    Official
    Institutions    1,236     62 5.05    1,394     81 5.78    1,384     60 4.37
   Other Time and
    Savings         6,351    307 4.85    6,041    332 5.52    5,689    220 3.84
		  ------- ------       ------- ------       ------- ------
   Total Foreign
    Offices        12,232    594 4.87   11,403    631 5.54    9,990    405 4.05
		  ------- ------       ------- ------       ------- ------
   Total Interest-
    Bearing
    Deposits       27,717  1,152 4.16   26,996  1,265 4.69   25,086    842 3.35
		  ------- ------       ------- ------       ------- ------
Federal Funds
 Purchased and
 Securities Sold
 Under Repurchase
 Agreements         2,957    155 5.23    2,804    161 5.75    2,843    106 3.73
Other Borrowed
 Funds              3,406    186 5.47    3,962    246 6.22    4,135    191 4.63
Long-Term Debt      1,870    129 6.90    1,773    130 7.30    1,530    106 6.93
		  ------- ------       ------- ------       ------- ------
   Total Interest-
    Bearing
    Liabilities    35,950 $1,622 4.51%  35,535 $1,802 5.07%  33,594 $1,245 3.71%
			  ======               ======               ======
Noninterest-
Bearing Deposits
  Domestic Offices  8,838                9,012                8,897
  Foreign Offices      44                   53                   58
		  -------              -------              -------
    Total
     Noninterest-
     Bearing
     Deposits       8,882                9,065                8,955
		  -------              -------              -------
Other Liabilities   3,621                3,685                3,594
Minority Interest
 - Preferred
 Securities            26                    -                    -
Preferred Stock       113                  115                  157
Common
 Shareholders'
 Equity             5,055                4,653                3,980
		  -------              -------              -------
Total Liabilities
  and Share-
  holders' Equity $53,647              $53,053              $50,280
		  =======              =======              =======
Net Interest
     Earnings and
     Interest
     Rate Spread          $1,999 3.37%         $2,068 3.41%         $1,763 3.30%
			  ======               ======               ======

Net Yield on
Interest-Earning
Assets                           4.35%                4.53%                4.11%
				 ====                 ====                 ====
Liabilities
     Attributable
     to Foreign
     Offices        26.69%               24.94%               22.79%
                    =====                =====                =====

Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
----------------------------------------------------------------
				1996 vs. 1995             1995 vs. 1994
			 ------------------------------------------------------
		       Increase (Decrease)         Increase (Decrease)
			due to change in:           due to change in:
		       ------------------   Total  ------------------   Total
			 Average Average  Increase   Average Average  Increase
			 Balance    Rate (Decrease)  Balance    Rate (Decrease)
			 ------- ------- ----------  ------- ------- ---------
Interest Income
---------------
  Interest-Bearing
   Deposits in Banks      $  (6)  $  (9)   $ (15)     $  25   $  13     $  38
  Federal Funds Sold
   and Securities
   Purchased Under
   Resale Agreements        (51)    (16)     (67)       (18)     50        32
  Loans
    Domestic Offices
      Credit Card           (94)     (9)    (103)       222     121       343
      Other Consumer          6     (36)     (30)       (21)     44        23
      Commercial             56     (80)     (24)        62     152       214
    Foreign Offices          85     (80)       5         54     187       241
			  -----   -----    -----      -----   -----    ------
      Total Loans            53    (205)    (152)       317     504       821
  Securities
   U.S. Government
    Obligations               4       2        6        (12)      6        (6)
   Obligations of
    States and
    Political
    Subdivisions              1     (11)     (10)       (25)      4       (21)
   Other Securities,
   including Trading
   Assets
    Domestic Offices        (14)    (14)     (28)       (15)     10        (5)
    Foreign Offices          17       -       17          2       1         3
			  -----   -----    -----      -----   -----    ------
      Total Other
       Securities             3     (14)     (11)       (13)     11        (2)
			  -----   -----    -----      -----   -----    ------
     Total Securities         8     (23)     (15)       (50)     21       (29)
			  -----   -----    -----      -----   -----    ------
	Total Interest
	 Income               4    (253)    (249)       274     588       862
			  -----   -----    -----      -----   -----    ------
Interest Expense
----------------
  Interest-Bearing
  Deposits
   Domestic Offices
    Money Market Rate
     Accounts               17       (4)      13         (4)     49        45
    Savings                  8      (28)     (20)        (6)     59        53
    Certificate of
     Deposits of
     $100,000 or More      (42)      (5)     (47)        32      21        53
    Other Time Deposits     (1)     (21)     (22)        12      34        46
			 -----    -----    -----      -----   -----     -----
    Total Domestic
     Offices               (18)     (58)     (76)        34     163       197
			 -----    -----    -----      -----   -----     -----
   Foreign Offices
    Banks in Foreign
     Countries              35      (28)       7         52      41        93
  Government and
   Official Institutions    (9)     (10)     (19)         -      21        21
    Other Time and
      Savings               17      (42)     (25)        14      98       112
			 -----    -----    -----      -----   -----     -----
    Total Foreign
     Offices                43      (80)     (37)        66     160       226
			 -----    -----    -----      -----   -----     -----
	Total Interest-
	 Bearing
	 Deposits           25     (138)    (113)       100     323       423
  Federal Funds Purchased
     and Securities
     Sold Under
     Repurchase
     Agreements              9      (15)      (6)        (1)     56        55
  Other Borrowed Funds     (32)     (28)     (60)        (8)     63        55
  Long-Term Debt             7       (8)      (1)        18       6        24
			 -----    -----    -----      -----   -----     -----
	Total Interest
	 Expense             9     (189)    (180)       109     448       557
			 -----    -----    -----      -----   -----     -----
  Change in Net
   Interest Income       $  (5)   $ (64)   $ (69)     $ 165   $ 140     $ 305
			 =====    =====    =====      =====   =====     =====
Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Market Risk Management
----------------------

     Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, such as loans, securities, deposits and other borrowings. These instruments expose the Company primarily to interest rate and foreign exchange risk, but they also involve credit risk. Market risk associated with the Company's trading activities and asset/liability management activities is managed and controlled as discussed under "Trading Activities" and, "Asset/Liability Management" in the Management's Discussion and Analysis section of Exhibit
13.  Such discussion is incorporated herein by reference.

Interest-Rate Sensitivity
-------------------------

     A discussion of the Company's interest rate sensitivity management activities is incorporated by reference from "Asset/Liability Management" in the Management's Discussion and Analysis section of Exhibit 13.

     The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities that either reprice or mature within the designated time periods. The interest sensitivity indicated by this table is not necessarily indicative of the Company's interest sensitivity models (discussed under "Asset/Liability Management" in the Managements' Discussion and Analysis section of Exhibit 13) because within each time period, assets and liabilities reprice on different dates and at different levels, and interest sensitivity gaps change daily. A positive interest sensitivity gap, for a particular time period, is one in which more assets reprice or mature than liabilities. A negative interest sensitivity gap results from a greater amount of liabilities repricing or maturing. A positive gap implies that there are more rate sensitive assets than liabilities which suggests that as interest rates rise, the return on assets will rise faster than the funding costs. Conversely, a negative gap indicates more rate sensitive liabilities than assets. In such case, if interest rates rise, then funding costs will rise at a faster rate than the return on assets. The cumulative gap is the sum of the dollar gap for sequential time periods.

					   December 31, 1996
			  -----------------------------------------------------
			  Within   Within   Within   Within   Greater
				    2-3      4-6      7-12     Than
			  1 Mo.     Mos.     Mos.     Mos.    12 Mos.    Total
			  ------   ------   ------   ------   -------   -------
(in millions)
Interest-Earning Assets
-----------------------
Foreign Offices          $ 8,284  $ 4,781  $ 2,182    $ 331   $   122   $15,700
Domestic Offices
  Loans                   16,353      793      414      571     5,304    23,435
  Securities                 127      184      134      503     2,981     3,929
  Trading Assets           1,238        -        -        -         -     1,238
  Federal Funds Sold and
   Securities Purchased
   Under Resale Agreement    562        -        -        -         -       562
			 -------  -------  -------   ------   -------   -------
      Total               26,564    5,758    2,730    1,405     8,407   $44,864
			 -------  -------  -------   ------   -------   =======

Interest-Bearing
 Liabilities
----------------
Foreign Offices           11,536      950      209       53         -    12,748
Domestic Offices
  Interest-Bearing
   Deposits
     Money Market Rate
      Accounts             4,167        -        -        -         -     4,167
     Savings               6,953        -        -       13     1,221     8,187
     Certificates of
      Deposit of $100,000
      or More                416      252      175       99       526     1,468
     Other Time Deposits     325      244      331      263       284     1,447
			 -------  -------  -------   ------   -------   -------
			  23,397    1,446      715      428     2,031    28,017
			 -------  -------  -------   ------   -------   -------

  Federal Funds Purchased
   and Other Borrowed
   Funds                  3,817       980      505       41        53     5,396
  Long-Term Debt              -         9       54        -     1,753     1,816
  Trust Preferred
   Securities                 -         -        -        -       600       600
			-------   -------  -------   ------   -------   -------


Noninterest-Bearing
 Sources of Funds         3,722       146      219      438     4,510     9,035
-------------------     -------   -------  -------   ------   -------   -------

     Total               30,936     2,581    1,493      907     8,947   $44,864
                                                                        =======

Effect of Financial
 Futures and Swaps          385      (459)    (164)      24       214
-------------------     -------   -------  -------   ------   -------
Interest-Sensitive Gap  $(3,987)  $ 2,718  $ 1,073   $  522   $  (326)
----------------------  =======   =======  =======   ======   =======
Cumulative Interest-
Sensitivity Gap         $(3,987)  $(1,269) $  (196)  $  326   $     -
--------------------    =======   =======  =======   ======   =======

CREDIT RISK MANAGEMENT
----------------------

     Credit risk represents the possibility that the Company would suffer a loss if a borrower or other counterparty were to default on its obligations to the Company. Credit risk exposure arises primarily from lending activities, as well as from interest rate, foreign exchange, and securities processing products. For derivative financial instruments, total credit exposure consists of current and potential exposure. Current credit exposure represents the replacement cost of the transaction. Potential credit exposure is a statistically based estimate of the future replacement cost of the transaction. The Company has established policies and procedures to manage the level and composition of its credit risk on both a transaction and a portfolio basis. In managing the aggregate credit extension to individual customers, the Company measures the amount at risk on derivative financial instruments as the total of current and potential credit exposure.

     The Credit Policy Committee is responsible for developing and maintaining credit risk policies, as well as for overseeing and reviewing credit guidelines. Through the use of a credit approval process and established credit limits, the Company evaluates the credit quality of counterparties, industries, products, and countries. The Company seeks to reduce both on and off-balance-sheet credit risk through portfolio diversification, loan participations, syndications, asset sales, credit enhancements, risk reduction arrangements, and netting agreements.

LOANS AND PROVISION AND ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------

The provision for loan losses was $600 million in 1996, compared with $330 million in 1995 and $162 million in 1994. The increase in the provision compared with 1995 was principally related to the credit card portfolio. In 1996, the Company continued to experience improvement in the asset quality of business loans as nonperforming loans dropped.

     At December 31, 1996, the domestic commercial real estate portfolio had approximately 80% of its loans in New York and New Jersey, 3% in Pennsylvania, and 2% in both California and Connecticut; no other state accounts for more than 1% of the portfolio. This portfolio consists of the following types of properties:

			 Business loans secured by real estate      37%
			 Offices                                    28
			 Retail                                     11
			 Mixed-Used                                  3
			 Hotels                                      6
			 Condominiums and cooperatives               5
			 Industrial/Warehouse                        2
			 Land                                        1
			 Other                                       7
								  ----
								   100%
								  ====

     At December 31, 1996 and 1995, the Company's nonperforming real estate loans and real estate acquired in satisfaction of loans aggregated $61 million and $114 million, respectively. Net charge-offs of real estate loans were $11 million in 1996 and $16 million in 1995. In addition, other real estate charges were $1 million and $5 million in 1996 and 1995.

     At December 31, 1996 the Company's LDC exposures consisted of $55 million in medium-term loans (and no material commitments), $721 million in short-term loans, $8 million in accrued interest, and $148 million in equity investments. In addition, the Company has $314 million of debt securities to emerging market countries, including $267 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized.

     The Company's consumer loan portfolio is comprised principally of credit card, other installment, and residential loans. Residential and auto loans are collateralized, thereby reducing the risk. Credit card delinquencies and charge-offs increased compared to last year. A further discussion of the Company's credit card portfolio is incorporated by reference from "Provision and Allowance for Loan Losses" and "Sector Profitability" in the Management's Discussion and Analysis Section of Exhibit 13.

     The Company's loans to the energy industry primarily consist of credits with investor-owned electric and gas utilities, and oil, gas and mining companies. There were no nonperforming loans to borrowers in this industry at year-end 1996. Nonperforming loans to borrowers in the energy industry amounted to $11 million at year-end 1995. Charge-offs in this industry were $1 million in 1996 and zero in 1995.

     The Company's loans to the communications, entertainment, and publishing industries primarily consist of credits with cable television operators, broadcasters, magazine and newspaper publishers, motion picture theaters and regional telephone companies. At December 31, 1996 nonperforming loans in these industries amounted to $23 million and represented loans to a single borrower in the entertainment industry. There were no nonperforming loans in these industries at December 31, 1995, and no charge-offs in 1996 and 1995.


     The Company's portfolio of loans for purchasing or carrying securities is comprised largely of overnight loans which are fully collateralized, with appropriate margins, by marketable securities. Throughout its many years of experience in this area, the Company has rarely experienced a loss.

The Company makes short-term, collateralized loans to mortgage bankers to fund mortgages sold to investors. There were no nonperforming loans at December 31, 1996 and 1995, and no charge-offs in 1996 and 1995.

     Based on an evaluation of individual credits, historical loan losses, and global economic factors, the Company has allocated its allowance for loan losses as follows:

				1996       1995       1994      1993      1992
				----       ----       ----      ----      ----
Real Estate Loans                 5%         7%         9%        8%        9%
Domestic Commercial and
 Industrial Loans                40         36         40        40        40
Consumer Loans                    1          2          -         -         1
Credit Card Loans                29         23         16        10         8
Foreign Loans                     4         11         19        18        18
Unallocated                      21         21         16        24        24
			       ----       ----       ----      ----      ----
			       100%       100%       100%      100%      100%
			       ====       ====       ====      ====      ====

     Such an allocation is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loan.

The following table details changes in the Company's allowance for loan losses for the last five years.

   (dollars in millions)            1996     1995     1994     1993     1992
				    ----     ----     ----     ----     ----
Loans Outstanding, December 31,  $37,006  $37,687  $33,083  $30,570  $29,497
Average Loans Outstanding         36,698   35,421   32,029   30,427   30,345

Allowance for Loan Losses
-------------------------
Balance, January 1
    Domestic                      $ 515     $ 509    $ 558   $  624   $  766
    Foreign                          82       155      176      194      195
    Unallocated                     159       128      236      254      123
				  -----     -----    -----   ------   ------
    Total, January 1                756       792      970    1,072    1,084
				  -----     -----    -----   ------   ------
Acquisitions and Securitizations      -        11       14        1       56
Charge-Offs
  Domestic
    Commercial and Industrial       (46)      (56)    (158)    (142)    (311)
    Real Estate & Construction      (11)      (19)      (6)     (71)    (103)
    Credit Card                    (503)     (294)    (169)    (136)    (131)
    Other Consumer                  (16)      (15)     (22)     (37)     (50)
  Foreign                            (4)      (48)     (56)     (63)     (33)
				  -----     -----    -----   ------   ------
     Total                         (580)     (432)    (411)    (449)    (628)
				  -----     -----    -----   ------   ------
Recoveries
  Domestic
    Commercial and Industrial        15        14       14       28       66
    Real Estate & Construction        -         3        -        2       13
    Credit Card                      62        27       21       15       13
    Other Consumer                    7        10       14       14       13
  Foreign                            41         1        8        3       12
				  -----     -----    -----   ------   ------
     Total                          125        55       57       62      117
Net Charge-Offs                    (455)     (377)    (354)    (387)    (511)
				  -----     -----    -----   ------   ------
Provision
  Domestic                          600       356      135      242      423
  Foreign                             -       (26)      27       42       20
				  -----     -----    -----   ------   ------
     Total                          600       330      162      284      443
				  -----     -----    -----   ------   ------
Balance, December 31,
  Domestic                          670       515      509      558      624
  Foreign                            38        82      155      176      194
  Unallocated                       193       159      128      236      254
				  -----     -----    -----   ------   ------
     Total, December 31,          $ 901     $ 756    $ 792   $  970   $1,072
				  =====     =====    =====   ======   ======
Ratios
------
Net Charge-Offs to Average Loans
 Outstandings                     1.24%      1.06%    1.11%    1.27%    1.68%
				 =====      =====    =====    =====    =====
Net Charge-Offs to Total
 Allowance                       50.50%     49.87%   44.70%   39.90%   47.67%
				 =====      =====    =====    =====    =====
Total Allowance to Year-End
 Loans Outstanding                2.43%      2.01%    2.40%    3.17%    3.63%
				 =====      =====    =====    =====    =====

Nonperforming Assets
--------------------
A summary of nonperforming assets is presented in the following table.

(in millions)                                          December 31,

				1996      1995      1994      1993       1992
				----      ----      ----      ----       ----
Nonaccrual
----------
  Domestic                      $175      $184      $220      $408     $  581
  Foreign                         38        41        77       130        198
				----      ----      ----      ----     ------
				 213       225       297       538        779

Reduced Rate (Domestic)            -         -         -         2          9
------------                    ----      ----      ----      ----     ------
				 213       225       297       540        788

Real Estate Acquired in
Satisfaction of Loans             41        72        56        99        268
---------------------           ----      ----      ----      ----     ------
				$254      $297      $353      $639     $1,056
				====      ====      ====      ====     ======
Past Due 90 Days or More
and Still Accruing Interest
---------------------------
Domestic
  Credit Card                   $215      $214      $ 97      $ 65     $   56
  Other Consumer                   2         5         2         3          9
  Commercial                      30        51        64        88        153
				----      ----      ----      ----     ------
				$247      $270      $163      $156     $  218
				====      ====      ====      ====     ======

Securities
----------
The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's securities portfolio at December 31, 1996.

								 States and
					     U.S. Government    Political
			  U.S. Government         Agency        Subdivisions
			  ---------------    ---------------    ------------
			  Amount    Yield    Amount    Yield    Amount  Yield
			  ------    -----    ------    -----    ------  -----
(dollars in millions)

Securities Held-
----------------
 to-Maturity
 -----------
One Year or Less          $    9     5.06%    $  18     5.57%   $  187   4.01%
Over 1 through 5 Years         2     5.64       157     5.59        59   5.66
Over 5 through 10 Years        -        -         2     7.24        46   6.35
Over 10 years                  -        -         -        -        85   6.65
Mortgage-Backed Securities     -        -         -        -         -      -
			  ------              -----             ------
			  $   11    5.18%     $ 177     5.60%   $  377   5.15%
			  ======              =====             ======
Securities Available-
--------------------
 for-Sale
----------
One Year or Less         $  569     5.58%     $  50     5.21%   $   3    5.22%
Over 1 through 5 Years    1,288     5.36          3     6.01       39    6.57
Over 5 through 10 Years     920     5.96          -        -       54    6.05
Over 10 years                 7     8.05          -        -      184    5.91
Equity Securities             -        -          -        -        -       -
			 ------               -----             -----
			 $2,784     5.61%     $  53     5.26%   $ 280    6.02%
			 ======               =====             =====


			   Other Bonds,      Mortgage-Backed
			   Notes and          and Equity
			   Debentures         Securities
			  ---------------    ---------------
			  Amount    Yield    Amount    Yield    Total
			  ------    -----    ------    -----    -----
(dollars in millions)

Securities Held-
----------------
 to-Maturity
 -----------
One Year or Less            $ 20     4.22%     $  -        -%  $  234
Over 1 through 5 Years        53     6.35         -        -      271
Over 5 through 10 Years       57     3.94         -        -      105
Over 10 years                273     5.77         -        -      358
Mortgage-Backed Securities     -        -       202     7.32      202
			    ----               ----            ------
			    $403    5.98%      $202     7.32%  $1,170
			    ====               ====            ======
Securities Available-
--------------------
 for-Sale
----------
One Year or Less            $ 35    4.92%     $   -        -%  $  657
Over 1 through 5 Years         2    6.23          -        -    1,332
Over 5 through 10 Years       46    5.24          -        -    1,020
Over 10 years                  5    5.40          -        -      196
Equity Securities              -       -        678     2.64      678
			   -----               ----            ------
			   $  88   5.15%       $678     2.64%  $3,883
			   =====               ====            ======


Loans
-----

The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 1996.
					     Over 1 Year
				   1 Year      Through       Over
				   or Less     5 Years     5 Years     Total
				   -------   -----------   -------     -----
(in millions)
Domestic
--------
  Real Estate, Excluding Loans
   Collateralized by 1-4 Family
   Residential Properties          $   483     $1,386      $  915    $ 2,784
  Commercial and Industrial Loans    4,927      5,282       2,635     12,844
  Other, Excluding Loans to
   Individuals and those
   Collateralized by 1-4 Family
   Residential Properties            4,671        800         123      5,594
				   -------     ------      ------    -------
				    10,081      7,468       3,673     21,222
Foreign                              2,716      1,024       2,324      6,064
-------                            -------     ------      ------    -------
      Total                        $12,797     $8,492      $5,997    $27,286
				   =======     ======      ======    =======

Loans with:
  Predetermined Interest Rates     $   990     $1,156      $2,276    $ 4,422
  Floating Interest Rates           11,807      7,336       3,721     22,864
				   -------     ------      ------    -------
       Total                       $12,797     $8,492      $5,997    $27,286
				   =======     ======      ======    =======

Deposits
--------
     The aggregate amount of deposits by foreign customers in domestic offices was $4.5 billion, $4.0 billion, and $3.2 billion at December 31, 1996, 1995, and 1994.
     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 1996.

						 Time
(in millions)               Certificates         Deposits-
			    of Deposits          Other              Total
			    ------------------------------------------------

3 Months or Less                $  598            $1,757           $2,355
Over 3 Through 6 Months            160                 8              168
Over 6 Through 12 Months           102                 8              110
Over 12 Months                     567                19              586
				------            ------           ------
     Total                      $1,427            $1,792           $3,219
				======            ======           ======

     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds
---------------------
Information related to other borrowed funds in 1996, 1995, and 1994 is presented in the table below.
				  1996             1995             1994
			     ---------------  ---------------  ---------------
(dollars in millions)
				     Average          Average          Average
			     Amount     Rate  Amount     Rate  Amount     Rate
			     ------  -------  ------  -------  ------  -------

Federal Funds Purchased
 and Securities Sold Under
 Repurchase Agreements
--------------------------
  At December 31             $1,737    5.31%  $3,933    4.61%  $1,502    4.91%
  Average During Year         2,957    5.23    2,804    5.75    2,843    3.73
  Maximum Month-End Balance
    During Year               4,460    4.85    3,991    5.96    6,415    3.36

Other*
-----
  At December 31             $2,707    5.34%  $3,106    5.73%  $4,176    5.79%
  Average During Year         3,406    5.47    3,962    6.22    4,135    4.63
  Maximum Month-End Balance
    During Year               4,341    5.40    5,025    5.74   5,639     4.57

*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.

Foreign Assets
--------------
At December 31, 1996, the Company had assets in excess of 1% of year end total assets in the United Kingdom, totaling $1,100 million; and consisting of $529 million attributable to banks and other financial institutions, and $571 million attributable to commercial, industrial and other companies. At December 31, 1996, the Company had assets in excess of
 .75% of year end total assets in Greece, South Korea and Brazil aggregating $1,515 million. At December 31, 1995, the Company had assets in excess of
 .75% of year end total assets in Greece and South Korea, aggregating $1,007 million.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     There are no material legal proceedings pending against the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 1996.

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. The Warrants (to purchase the Company's Common Stock) are traded over the counter. All of the Company's other securities are not currently listed. The Company had 24,014 common shareholders of record at February 28, 1997.

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

CAUTIONARY STATEMENT

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. To the extent that any forward looking statements are made, the Company is necessarily unable to predict future changes in interest rates, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, and loan demand. In addition, the Company's future results of operations and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-K involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward looking statements. Some of these factors are described below. The Company disclaims any obligation to update forward looking statements.

Government Monetary Policies

     The Federal Reserve Board has the primary responsibility for monetary policy; accordingly, its actions have an important influence on the demand for credit and investments and the level of interest rates and thus on the earnings of the Company.

Legislation and Regulation

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Regulatory changes could increase the Company's overhead costs, restrict access to profitable markets or force participation in unprofitable markets. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries, however, cannot be determined at this time.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     Consolidated financial statements and notes and the independent auditors' reports are incorporated herein by reference from Exhibits 13 and 99 to this Report.
     Supplementary financial information is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
	 FINANCIAL DISCLOSURE
	 --------------------
On March 12, 1996, the Company's Board of Directors, acting upon the recommendation of the Audit Committee of the Company's Board of Directors dismissed Deloitte & Touche LLP as the Company's independent public accountants and appointed Ernst & Young LLP to serve as the Company's independent public accountants for the year 1996.
Deloitte & Touche LLP's report on the Company's financial statements for the fiscal year ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended December 31, 1995 and during the period from December 31, 1995 through March 12, 1996, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Deloitte & Touche LLP to make reference to the subject matter of such disagreements in connection with its reports.
     There have been no other events which require disclosure under Item 304 of Regulation S-K.

PART III
--------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The directors of the registrant are identified on pages 24 and 25 of this report. Additional material responsive to this item is contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST
-----------------------------------------------------------------------------
  FIVE YEARS
  ----------
								      Company
								      Officer
      Name                         Office and Experience          Age   Since
      ----                         ---------------------          ---   -----


J. Carter Bacot     1995-1997  Chairman and Chief Executive        64    1975
			       Officer of the Company, Chairman
			       of the Bank
		    1992-1995  Chairman and Chief Executive
			       Officer of the Company and
			       the Bank

Thomas A. Renyi     1995-1997  President of the Company and        51    1992
			       President and Chief Executive
			       Officer of the Bank
		    1994-1995  President of the Company and
			       President and Chief Operating
			       Officer of the Bank
		    1992-1994  President of the Company and
			       Vice Chairman of the Bank
			 1992  Senior Executive Vice President
			       and Chief Credit Officer of
			       the Bank

Alan R. Griffith    1994-1997  Vice Chairman of the Company        55    1990
			       and the Bank
		    1992-1994  Senior Executive Vice President
			       of the Company, and President
			       and Chief Operating Officer of
			       the Bank

Deno D. Papageorge  1992-1997  Senior Executive Vice President     58    1980
			       of the Company, Senior Executive
			       Vice President and Chief
			       Financial Officer of the Bank

Richard D. Field    1992-1997  Executive Vice President of the     56    1987
			       Company, Senior Executive Vice
			       President of the Bank

Robert E. Keilman   1992-1997  Comptroller of the Company and      51    1984
			       the Bank, Senior Vice President
			       of the Bank

Phebe C. Miller     1995-1997  Secretary and Chief Legal           47    1995
			       Officer of the Company, Senior
			       Vice President and Chief Legal
			       Officer of the Bank
		    1994-1995  Senior Vice President of the Bank
		    1992-1994  Managing Director, General
			       Counsel and Secretary, Discount
			       Corporation of New York

Robert J. Goebert   1992-1997  Auditor of the Company, Senior      55    1982
			       Vice President of the Bank

Officers of BNY who perform major policy making functions:
									 Bank
								    Executive
								      Officer
    Name                           Office and Experience          Age   Since
    ----                           ---------------------          ---  ------

Gerald L. Hassell   1994-1997  Senior Executive Vice President     45    1990
			       and Chief Commercial Banking
			       Officer
		    1992-1994  Executive Vice President - Special
			       Industries Banking

Robert J. Mueller   1992-1997  Senior Executive Vice President -   55    1989
			       Chief Credit Policy Officer
			 1992  Executive Vice President - Mortgage
			       & Construction Lending

Newton P.S. Merrill 1994-1997  Senior Executive Vice President -   57    1994
			       Trust, Investment Management and
			       Private Banking
		    1992-1993  Senior Executive Vice President -
			       The Bank of Boston

Donald R. Monks     1996-1997  Senior Executive Vice President -   48    1996
			       Operations and Technology
			 1996  Executive Vice President -
			       Product Management, Bank
			       Operations, Banking Technology
		    1995-1996  Executive Vice President - Product
			       Management, Banking Technology
		    1993-1995  Executive Vice President - Product
			       Management, Stock Transfer
			       Business Unit
		    1992-1993  Executive Vice President - Product
			       Management

Richard A. Pace     1992-1997  Executive Vice President and Chief  51    1989
			       Technologist

There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The material responsive to such item in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The material responsive to such item in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The material responsive to such item in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference.

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



(a) 3  Listing of Exhibits:

    A list of the exhibits filed or incorporated by reference appears following page 25 of this Report, which information is incorporated by reference.

(b) Reports on Form 8-K:

	   October 15, 1996: Unaudited interim financial information and accompanying discussion for the third quarter of 1996.

	   December 10, 1996: Announcement of the approval by the Board of Directors of a plan to buy back, through the end of 1997, up to 30 million common shares.

	   December 19, 1996: Pricing Agreement, a Certificate Representing the Company's 7.97% Junior Subordinated Deferrable Interest Debentures, Series B, and a Form of Certificate Representing BNY Capital I's 7.97% Capital Securities, Series B; related to the issuance by BNY Capital I of 300,000 of its 7.97% Capital Securities, Series B.

	   January 16, 1997: Unaudited interim financial information and accompanying discussion for the fourth quarter of 1996.


(c) Exhibits:

	   Submitted as a separate section of this report.

(d) Financial Statements Schedules:

	   None

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on the 11th day of March, 1997.

				    THE BANK OF NEW YORK COMPANY, INC.


			     By: \s\ Deno D. Papageorge
				  -------------------------------------
				     (Deno D. Papageorge,
				      Senior Executive Vice President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 1997.

	Signature                                         Title
	---------                                         -----

\s\J. Carter Bacot                            Chairman and
-----------------------------------           Chief Executive Officer
(J. Carter Bacot)                             (principal executive officer)


\s\ Deno D. Papageorge                        Senior Executive Vice President
-----------------------------------           and Director
(Deno D. Papageorge)                          (principal financial officer)


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


\s\ William R. Chaney                         Director
------------------------------------
(William R. Chaney)


\s\ Ralph E. Gomory                           Director
------------------------------------
(Ralph E. Gomory)


\s\ Alan R. Griffith                          Vice Chairman
------------------------------------          and Director
(Alan R. Griffith)

\s\ Edward L. Hennessy, Jr.                   Director
------------------------------------
(Edward L. Hennessy, Jr.)


\s\ Richard J. Kogan                          Director
------------------------------------
(Richard J. Kogan)


\s\ John A. Luke, Jr.                         Director
------------------------------------
(John A. Luke, Jr.)


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


\s\ Catherine A. Rein                         Director
------------------------------------
(Catherine A. Rein)


\s\ Thomas A. Renyi                           President and
------------------------------------          Director
(Thomas A. Renyi)


\s\ Harold E. Sells                           Director
------------------------------------
(Harold E. Sells)


\s\ W. S. White, Jr.                          Director
------------------------------------
(W. S. White, Jr.)

			  INDEX TO EXHIBITS

Exhibit No.
------------

The Bank of New York Company, Inc.'s Restated Certificicate of Incorporation, as amended, By-Laws, Instruments Defining the Rights of Securities Holders, and certain other material contracts, including employee benefit plans and indentures and constituent instruments, have been previously filed with the Securities and Exchange Commission as exhibits to various registration statements and periodic reports of the Company.

   4 (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

  10  (a) Amendment to The Bank of New York Company, Inc. Supplemental
	  Executive Retirement Plan dated June 11, 1996.

      (b) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated November 12, 1996.

      (c) Amendment dated January 31, 1997 to the Trust Agreement dated April 19, 1988 related to executive compensation agreements.

      (d) Amendment dated January 14, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.

      (e) Amendment dated January 31, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.

      (f) Amendment dated January 31, 1997 to the Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements.

      (g) Amendment to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc. dated December 10, 1996.

      (h) Amendment to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc. dated January 14, 1997.

      (i) Amendment to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc. dated March 11, 1997.

      (j) Amendment to the Directors' Deferred Compensation Plan of The Bank of New York Company, Inc. dated February 11, 1997.

  11      Statement - Re: Computation of Per Common Share Earnings

  12      Statement - Re: Computation of Earnings to Fixed Charges Ratios

  13      Portions of the 1996 Annual Report to Shareholders

  21      Subsidiaries of the Registrant

  23.1    Consent of Ernst & Young LLP

  23.2    Consent of Deloitte & Touche LLP

  27      Financial Data Schedule

  99      Opinion of Deloitte & Touche LLP