Form 10-Q
period 1997-03-31
BANK OF NEW YORK CO INC
filed 1997-05-14
CIK 9626

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 384,765,722 shares as of April 30, 1997.

                 THE BANK OF NEW YORK COMPANY, INC.
                             FORM 10-Q
                        TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996                 3

          Consolidated Statements of Income
          For the Three Months Ended March 31,
          1997 and 1996                                        4

          Consolidated Statement of Changes In
          Shareholders' Equity
          For the Three Months Ended March 31, 1997            5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31,
          1997 and 1996                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   9


PART 2.  OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                      19


SIGNATURE                                                      20

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
------------------------------------------------------------------------------
                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)


                                                    March 31,    December 31,
                                                       1997          1996
                                                       ----          ----
                                                   (Unaudited)      (Note)
Assets
------
Cash and Due from Banks                              $ 8,301       $ 6,032
Interest-Bearing Deposits in Banks                     1,648         1,387
Securities:
  Held-to-Maturity (fair value of $1,084 in
    1997 and $1,127 in 1996)                           1,129         1,170
  Available-for-Sale                                   3,862         3,883
                                                     -------       -------
    Total Securities                                   4,991         5,053
Trading Assets at Fair Value                           1,736         1,547
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                 482           562
Loans (less allowance for loan losses
 of $869 in 1997 and $901 in 1996)                    35,902        36,105
Premises and Equipment                                   865           875
Due From Customers on Acceptances                      1,153           985
Accrued Interest Receivable                              272           315
Other Assets                                           3,034         2,904
                                                     -------       -------
     Total Assets                                    $58,384       $55,765
                                                     =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $11,173       $11,812
 Interest-Bearing
    Domestic Offices                                  15,598        15,268
    Foreign Offices                                   14,491        12,263
                                                     -------       -------
     Total Deposits                                   41,262        39,343
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      2,083         1,737
Other Borrowed Funds                                   4,342         4,144
Acceptances Outstanding                                1,160         1,015
Accrued Taxes and Other Expenses                       1,404         1,417
Accrued Interest Payable                                 154           167
Other Liabilities                                        542           399
Long-Term Debt                                         1,817         1,816
                                                     -------       -------
     Total Liabilities                                52,764        50,038
                                                     -------       -------
Guaranteed Preferred Beneficial Interests in
 the Company's Junior Subordinated Deferrable
 Interest Debentures                                     600           600
                                                     -------       -------
Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding 184,000 shares           111           111
 Class A Preferred Stock - par value $2.00
  per share, authorized 5,000,000 shares,
  outstanding 27,279 shares in 1997 and
  40,429 shares in 1996                                    1             1
 Common Stock - par value $7.50 per share,
  authorized 800,000,000 shares, issued
  451,398,969 shares in 1997 and
  444,317,786 shares in 1996                           3,385         3,332
 Additional Capital                                      399           344
 Retained Earnings                                     2,964         2,798
 Securities Valuation Allowance                           57            82
                                                     -------       -------
                                                       6,917         6,668
 Less:  Treasury Stock - 66,670,816 shares in
        1997 and 57,849,845 shares in 1996, at cost    1,880         1,524
        Loan to ESOP - 1,195,719 shares, at cost          17            17
                                                     -------       -------
     Total Shareholders' Equity                        5,020         5,127
                                                     -------       -------
     Total Liabilities and Shareholders' Equity      $58,384       $55,765
                                                     =======       =======
------------------------------------------------------------------------------
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements

------------------------------------------------------------------------------
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                                    (Unaudited)
                       (In millions, except per share amounts)

                                       For the three months ended
                                              March 31,
                                           1997       1996
                                           ----       ----
Interest Income
---------------
Loans                                     $ 746      $ 810
Securities
  Taxable                                    61         58
  Exempt from Federal Income Taxes            9          9
                                          -----      -----
                                             70         67
Deposits in Banks                            34         22
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           33         29
Trading Assets                                4          4
                                          -----      -----
      Total Interest Income                 887        932
                                          -----      -----
Interest Expense
----------------
Deposits                                    301        291
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                  28         51
Other Borrowed Funds                         39         44
Long-Term Debt                               31         33
                                           ----       ----
      Total Interest Expense                399        419
                                           ----       ----
Net Interest Income                         488        513
-------------------
Provision for Loan Losses                    60         90
                                          -----      -----
Net Interest Income After
 Provision for Loan Losses                  428        423
                                          -----      -----
Noninterest Income
------------------
Processing Fees
 Securities                                 185        159
 Other                                       55         50
                                          -----      -----
                                            240        209
Trust and Investment Fees                    43         37
Service Charges and Fees                     94        101
Securities Gains                              7         33
Other                                        71         35
                                          -----      -----
    Total Noninterest Income                455        415
                                          -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits              257        247
Net Occupancy                                41         44
Furniture and Equipment                      24         23
Other                                       124        129
                                          -----      -----
  Total Noninterest Expense                 446        443
                                          -----      -----
Income Before Income Taxes                  437        395
Income Taxes                                160        152
Distribution on Trust Preferred
 Securities                                  12          -
                                          -----      -----
Net Income                                $ 265      $ 243
----------                                =====      =====
Net Income Available to
 Common Shareholders                      $ 263      $ 241
-----------------------                   =====      =====
Per Common Share Data:
----------------------
   Primary Earnings                       $0.65      $0.58
   Fully Diluted Earnings                  0.65       0.57
   Cash Dividends                          0.24       0.20

Fully Diluted Shares Outstanding            405        428
------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                     For the three months ended March 31, 1997
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1997   $111     $ 1  $3,332 $  344   $2,798      $ 82   $1,524  $17
Changes:
  Net Income                                        265
  Cash Dividends
   Common Stock                                     (94)
   Preferred Stock                                   (2)
  Exercise of
   Warrants                          38     40
  Issuance of
   Common Stock                      15     15                         (34)
  Treasury Stock
   Acquired                                                            390
  Net Unrealized
   Loss on Secur-
   ities Avail-
   able for Sale                                              (25)
  Change in
   Cumulative
   Foreign
   Currency
   Translation
   Adjustment                                        (3)
                   ----     ---  ------ ------   ------      ----  ------   ---
Balance,
 March 31, 1997    $111     $ 1  $3,385 $  399   $2,964      $ 57  $1,880   $17
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
                                 (Unaudited)


                                                     For the three months ended
                                                              March 31,
                                                           1997      1996
                                                           ----      ----
Operating Activities
 Net Income                                             $   265   $   243
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate       60        97
   Depreciation and Amortization                             52        57
   Deferred Income Taxes                                     50        54
   Securities Gains                                          (7)      (33)
   Change in Trading Activities                            (216)      (30)
   Change in Accruals and Other, Net                        234      (341)
                                                        -------   -------
     Net Cash Provided by Operating Activities              438        47
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks            (304)     (174)
   Purchases of Securities Held-to-Maturity                 (77)      (80)
   Maturities of Securities Held-to-Maturity                112        64
   Purchases of Securities Available-for-Sale              (309)     (593)
   Sales of Securities Available-for-Sale                   100       197
   Maturities of Securities Available-for-Sale              192        70
   Net Principal Disbursed on Loans to Customers           (960)   (1,097)
   Sales of Loans                                           961        55
   Sales of Other Real Estate                                 4        44
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                        80       (49)
   Purchases of Premises and Equipment                       (9)      (14)
   Acquisitions, Net of Cash Acquired                       (85)     (296)
   Other, Net                                              (110)      (30)
                                                        -------   -------
     Net Cash Used by Investing Activities                 (405)   (1,903)
                                                        -------   -------
Financing Activities
   Change in Deposits                                     2,021         -
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                        346      (844)
   Change in Other Borrowed Funds                           228       745
   Proceeds from the Issuance of Long-Term Debt               -       100
   Issuance of Common Stock                                 141        58
   Treasury Stock Acquired                                 (390)     (198)
   Cash Dividends Paid                                      (96)      (81)
                                                        -------   -------
     Net Cash Provided (Used) by Financing Activities     2,250      (220)
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                     (14)       (1)
                                                        -------   -------
Change in Cash and Due From Banks                         2,269    (2,077)
Cash and Due from Banks at Beginning of Period            6,032     4,711
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 8,301   $ 2,634
                                                        =======   =======
-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $   425   $   429
   Income Taxes                                              28        24
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                              4        30
-----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

                    THE BANK OF NEW YORK COMPANY, INC.
               Notes to Consolidated Financial Statements

1.  General
    -------

     The accounting and reporting policies of The Bank of New York Company, Inc. (the Company), a bank holding company, and its subsidiaries, conform with generally accepted accounting principles and general practice within the banking industry. Such policies are consistent with those applied in the preparation of the Company's annual financial statements.

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

2.  Allowance for Loan Losses
    -------------------------

     Transactions in the allowance for loan losses are summarized as follows:

                                          Three months ended
                                              March 31,
(In millions)                            1997            1996
                                        -----           -----
 Balance, Beginning of Period           $ 901           $ 756
  Charge-offs                            (109)           (124)
  Recoveries                               17              20
                                        -----           -----
  Net Charge-Offs                         (92)           (104)

  Provision                                60              90
                                        -----           -----
 Balance, End of Period                 $ 869           $ 742
                                        =====           =====

3.  Capital Transactions
    --------------------

     In 1996, the Company announced a plan to buy back through the end of 1997 up to 30 million shares of its common stock. As of April 30, 1997, 11.6 million shares had been repurchased at a cost of $443 million

     During the first quarter of 1997, warrant holders converted 1.2 million warrants into 5.0 million common shares, providing the Company with $77 million in capital. In April 1997, warrant holders converted an additional 0.3 million warrants into 1.1 million common shares, providing the Company with $18 million in capital.

4.  New Accounting Pronouncement
    ----------------------------

     In the fourth quarter of 1997, the Company will calculate earnings per share (EPS) based on a new accounting pronouncement. The presentation of "primary" and "fully diluted" EPS will be replaced with "basic" and "diluted" EPS. Basic and diluted EPS for the three months ended March 31, 1997, for each previously reported period in 1996, and for the years 1993 to 1996 are presented in Exhibit 11.1.

5.  Commitments and Contingent Liabilities
    --------------------------------------

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

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

     The Company reported first quarter fully diluted earnings per share were 65 cents, a 14% increase over the 57 cents earned in the first quarter of 1996. First quarter net income was $265 million, up 9% from $243 million earned in the same period last year. Return on average common equity totaled 20.90% in the first quarter of 1997 compared with 19.48% in the fourth quarter of 1996 and 18.86% in the first quarter of 1996. First quarter net income, E.P.S., and return on average common equity were records, excluding the non-recurring gain on the sale of the Union card portfolio in the second quarter of 1996.

     Return on average assets for the first quarter was 1.86% compared with 1.84% in the fourth quarter and 1.79% in the first quarter of 1996.

     Revenues from the Company's securities processing businesses continued their substantial growth and were up 16% over the first quarter of 1996 to $185 million. ADR's, mutual funds, government securities clearance, corporate trust, and stock transfer were particularly strong.

     Overall, fees from other processing were up 11% over last year's first quarter to $55 million. Cash management fees were ahead a strong 13% and trade finance fees were up by 11%, while fees from the funds transfer business were up 10%.

     Trust and investment continued to benefit from new business and strong markets which combined to push fees 16% higher to $43 million in the first quarter of 1997.

     Net interest income, on a taxable equivalent basis, declined to $496 million in the first quarter from $521 million in the first quarter of last year, reflecting the sale of approximately $900 million in credit card receivables to Associates National Bank effective January 1, 1997 and the sale of the Union credit card receivables in the second quarter of 1996.

     Tangible fully diluted earnings per share (earnings before the amortization of goodwill and intangibles) were $0.70 per share in the first quarter of 1997 compared with $0.61 per share in the first quarter of 1996. On the same basis, tangible return on average assets was 2.05% in the first quarter of 1997 compared with 1.98% in the first quarter of 1996; and tangible return on average common equity was 29.69% in the first quarter of 1997 compared with 25.62% in the first quarter of 1996.

     Average fully diluted shares outstanding were 405 million for the quarter, down slightly from the 407 million in the fourth quarter and down significantly from the 428 million in the prior year period. The decline from the fourth quarter was the result of the Company's stock buyback program, largely offset by the conversion of warrants and the issuance of stock to benefit plans. The reduction from the prior year period was the result of the cumulative favorable impact of the Company's stock buyback programs.


CAPITAL
-------

     The Company's Tier 1 capital and Total capital ratios remained strong at 7.92% and 12.28% at March 31, 1997 compared with 8.34% and 12.78% at December 31, 1996, and 7.85% and 12.62% at March 31, 1996.
Tangible common equity as a percent of total assets was 6.39% at March 31, 1997 compared with 7.00% at December 31, 1996 and 7.58% one year ago. The leverage ratio was 7.83% at March 31, 1997 compared with 8.70% at December 31, 1996 and 7.93% one year ago.


NET INTEREST INCOME
-------------------

                          1st       4th       1st
                        Quarter   Quarter   Quarter
                        -------   -------   -------
(In millions)             1997      1996      1996
                        ---------------------------

Net Interest Income       $496      $500      $521

Net Interest Rate
 Spread                   3.30%     3.35%     3.47%

Net Yield on Interest
 Earning Assets           4.24      4.33      4.49


     The net interest rate spread was 3.30% in the first quarter of 1997, compared with 3.35% in the fourth quarter of 1996 and 3.47% one year ago. The net yield on interest-earning assets was 4.24% compared with 4.33% in the fourth quarter of 1996 and 4.49% in last year's first quarter. The decline in the spread and yield was primarily attributable to the sale of approximately $900 million in credit card receivables to Associates in the first quarter of 1997 and the sale of the Union portfolio in the second quarter of 1996.

     The decline in net interest income on a taxable equivalent basis to $496 million in the first quarter of 1997 from $521 million in the first quarter of 1996 was primarily the result of the credit card sales partially offset by continued growth in the Company's corporate loan portfolio.

     Interest lost on loans on nonaccrual status at March 31, 1997 and 1996 reduced net interest income by $4 million and $5 million for the three months ended March 31, 1997 and 1996.

NONINTEREST INCOME
------------------
                                  1st Quarter
                                  -----------
(In millions)                    1997      1996
                                ----------------
Processing Fees
  Securities                     $185      $159
  Other                            55        50
                                 ----      ----
                                  240       209
Trust and Investment Fees          43        37
Service Charges and Fees           94       101
Securities Gains                    7        33
Foreign Exchange and
 Other Trading Activities          27        10
Other                              44        25
                                 ----      ----
Total Noninterest Income         $455      $415
                                 ====      ====

     Securities processing fees increased 16% to $185 million compared with $159 million in the first quarter of 1996. Strong internal growth in all areas drove the increase in revenue. The Company reported $7 million of securities gains in the first quarter of 1997 compared with $33 million last year. Revenues from foreign exchange and other trading activities were $27 million compared with $10 million last year. Included in other noninterest income in the first quarter of 1997 was a $27 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

TRADING ACTIVITIES
------------------

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 1997 are as follows:

                                                              1st Quarter
                                    March 31, 1997          1997 - Average
                             ---------------------------  ------------------
                                        Trading Account     Trading Account
                             Notional ------------------  ------------------
(In millions)                 Amount  Assets Liabilities  Assets Liabilities
                             -------- ------ -----------  ------ -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                  $ 5,524    $   -   $    3     $   1   $   -
 Swaps                         8,978       68       71        88     103
 Written Options              12,553        -       16         -       8
 Purchased Options            13,096       19       -          7       -

Foreign Exchange Contracts:
 Swaps                            39        1        1         2       1
 Written Options              40,102        -      548         -     645
 Purchased Options            42,477      498        -       634       -
 Commitments to Purchase
  and Sell Foreign Exchange   51,362      740      734       991     964

Securities                                410       26       220       -
                                       ------   ------     ------  ------
Total Trading Account                  $1,736   $1,399     $1,943  $1,721
                                       ======   ======     ======  ======

     The Company expanded its offering of foreign exchange risk management products in 1996 as a result of an agreement it entered into with Susquehanna Trading, a firm with significant expertise in foreign exchange options. In 1997, the Company expanded its activities with Susquehanna Trading to include interest rate management products. Activity related to Susquehanna Trading is the primary reason for the increase in the notional amounts and trading account balances for foreign exchange option contracts and commitments to purchase and sell foreign exchange in 1997.

     The Company manages trading risk through a system of position limits, an earnings at risk methodology, stop loss advisory limits, and other market sensitivity measures. Earnings at risk is designed to measure with 95% certainty the Company's exposure to changes in earnings resulting from price fluctuations in the trading portfolio over a 24 hour period. The total trading portfolio's pre-tax earnings at risk averaged approximately $2.0 million for the first quarter of 1997, and ranged from approximately $1.4 million to $3.0 million. During the first quarter of 1997 daily trading revenue averaged approximately $0.7 million, and ranged from approximately a gain of $3.8 million to a loss of $1.1 million. During this period,total trading revenues did not exceed the Company's total earnings at risk estimates on any given trading day.

NONINTEREST EXPENSE AND INCOME TAXES
---------------------------------------

     Total noninterest expense for the quarter was $446 million, down 7.2% from the $480 million reported in the fourth quarter and up only slightly, .7%, from the $443 million reported a year ago. Strong cost controls in all areas combined with reductions in credit card servicing expenses drove this performance. Employee related expense increased $10 million compared to the first quarter of 1996, while all other expenses were flat to down. During the quarter the Company continued to service the credit card receivables sold to Associates under an interim servicing agreement. When the servicing agreement expires, employees associated with the servicing of these receivables will be transferred to Associates.

     The efficiency ratio for the first quarter was a record 47.3% compared with 51.7% reported in the fourth quarter of 1996 and 49.4% one year ago.

     The effective tax rate for the first quarter of 1997 was 36.7% compared with 38.4% for the first quarter of 1996.


NONPERFORMING ASSETS
--------------------
                                                     Change
                                                   1Q 1997 vs
(Dollars in millions)        3/31/97    12/31/96    4Q 1996
                             --------------------------------
Loans:
    Commercial Real Estate    $ 20       $ 20        $   -
    Other Commercial            79         90          (11)
    Foreign                     37         38           (1)
    Community Banking           72         65            7
                              ----       ----
  Total Loans                  208        213           (5)
Other Real Estate               40         41           (1)
                              ----       ----
  Total                       $248       $254           (6)
                              ====       ====
Nonperforming Assets
 Ratio                         0.7%       0.7%
Allowance/Nonperforming
 Loans                       418.3      423.7
Allowance/Nonperforming
 Assets                      350.2      355.3


     Nonperforming assets totaled $248 million at March 31, 1997, compared with $254 million at December 31, 1996, a decrease of $6 million.

     At March 31, 1997, impaired loans (nonaccrual loans over $1 million) aggregated $150 million, of which $108 million exceeded their fair value by $22 million. Impaired loans at March 31, 1996 totaled $167 million, of which $132 million exceeded their fair value by $27 million. For the first quarters of 1997 and 1996, the average amount of impaired loans was $152 million and $164 million and interest income (cash received) on them was $378 thousand and $92 thousand.

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


LOAN LOSS PROVISION AND NET CHARGE-OFFS
---------------------------------------

                                1st     4th     1st
                              Quarter Quarter Quarter
                              ------- ------- -------
(in millions)                   1997    1996    1996
                              -----------------------
Provision                       $ 60    $ 45    $ 90
                                ----    ----    ----
Net (Charge-offs) Recoveries:
  Commercial Real Estate           1      (1)     (3)
  Other Commercial                (3)     (2)      1
  Credit Card                    (93)    (93)    (96)
  Other Consumer                  (2)     (2)     (2)
  Foreign                          4      (1)     (1)
  Other                            1      (2)     (3)
                                ----    ----    ----
     Total                       (92)   (101)   (104)
                                ----    ----    ----
Change in Allowance             $(32)   $(56)   $(14)
                                ====    ====    ====
Other Real Estate
  Expenses (Recoveries)         $  -    $  3    $ (2)


     Net charge-offs of credit card loans were $93 million for the first quarter. Credit card loans outstanding were $4.251 billion at March 31, 1997 compared with $5.414 billion at December 31, 1996.

     The allowance for loan losses was $869 million, or 2.36% of loans at March 31, 1997, compared with $901 million, or 2.44% of loans at December 31, 1996. The ratio of the allowance to nonperforming assets was 350% at March 31, 1997.

SECTOR PROFITABILITY
--------------------

     The Company has an internal information system used for management purposes that produces sector performance data for Trust, and Securities and Other Processing, Retail Banking, Corporate Banking, and Other Sectors. A set of measurement principles has been developed to help insure that reported results of the sectors track their economic performance. Sector results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. Prior year results have been restated to reflect the transfer of custom banking from the Retail Sector to the Trust, and Securities and Other Processing Sector and middle market and certain real estate lending from the Retail Sector to the Corporate Sector. Changes were also made in the allocation of long-term debt and certain foreign branch costs.

     Net interest income is computed on a taxable equivalent basis. Support and other indirect expenses are allocated to sectors based on general guidelines. The provision for loan losses is based on net charge-offs incurred by each sector. Assets and liabilities are match funded.

     The Trust, and Securities and Other Processing Sector provides a broad array of fee based services. Trust includes personal trust and investment management. Securities processing includes services to both institutional issuers and investors.

     The Retail Banking Sector includes credit card financing, consumer lending, and residential mortgage lending.

     The Corporate Banking Sector is divided into special industries banking, U.S. commercial banking, middle market banking, international banking, and factoring.

     The Other Sector includes trading and investing activities, treasury services to other sectors, general administration, and the difference between the recorded provision for loan losses and that allocated to the other sectors.

     Based on this system, the sectors contributed to the Company's profitability for the first quarters of 1997 and 1996 as follows:

                           Trust, and
                           Securities
                            and Other    Retail     Corporate
                           Processing    Banking     Banking
                           ----------  ----------  ----------
(In millions)              1997  1996  1997  1996  1997  1996
                           ----  ----  ----  ----  ----  ----
Net Interest Income on a
 Taxable Equivalent Basis $ 60 $ 54 $239 $302 $163 $138 Provision for Loan Losses - 1 92 98 1 5
Noninterest Income          317   273    34    41    59    62
Noninterest Expense         220   196   129   155    53    55
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $157  $130  $ 52  $ 90  $168  $140
                           ====  ====  ====  ====  ====  ====


                             Other        Total
                           ----------  -------------
(In millions)              1997  1996   1997    1996
                           ----  ----   ----    ----
Net Interest Income on a
 Taxable Equivalent Basis  $ 34  $ 27   $496    $521
Provision for Loan Losses   (33)  (14)    60      90
Noninterest Income           45    39    455     415
Noninterest Expense          44    37    446     443
                           ----  ----   ----    ----
Income Before Taxes        $ 68  $ 43   $445    $403
                           ====  ====   ====    ====

Trust, and Securities and Other Processing
------------------------------------------

     In the Trust, and Securities and Other Processing Sector, securities processing fees increased 16% to $185 million compared with $159 million in the first quarter of 1996. The increase in revenue reflects strong internal growth. ADR's, mutual funds, government securities clearance, corporate trust, and stock transfer were particularly strong. Fee revenue from issuer services, custody, and securities industry products was $69 million, $64 million, and $52 million in the first quarter of 1997 compared with $53 million, $60 million, and $46 million in 1996. Fees from other processing increased 11% over the first quarter of last year. Fees from trust and investment grew 16% in the first quarter of 1997, reflecting new business and generally strong markets. The rise in noninterest expense is primarily related to the abovementioned growth.

Retail
------

     The decrease in net interest income, noninterest income, and noninterest expense in the Retail Banking Sector principally reflects the sale of approximately $900 million in credit card receivables to Associates in the first quarter of 1997 and the sale of the Union card portfolio in the second quarter of 1996. The provision for loan losses in the Retail Banking Sector principally reflects increased charge-offs on Consumers Edge(registered trademark) accounts opened in 1994 and 1995. The table and discussion below provide information relating to the Company's credit card portfolio excluding the Union portfolio:

                            1st       4th       1st
                          Quarter   Quarter   Quarter
                          -------   -------   -------
(In millions)               1997      1996      1996
                          ---------------------------

Number of Accounts         3.667     4.537     4.534
New Account Originations    .020      .080      .357
Period End Balance        $4,251    $5,414    $5,324
Loans Delinquent:
 30-59 Days                 $ 72      $ 93      $ 77
 60-89 Days                   65        71        58
 90 or More Days             146       214       137
                            ----      ----      ----
Total Loans Delinquent      $283      $378      $272
Net Charge-offs              $93       $93       $62
As a Percent of Average
Loans Outstanding:
 Net Charge-offs            7.56%     7.03%     4.87
 Accounts Delinquent
  More Than 30 Days         5.70      7.20      5.32
As a Percent of Period
End Balances:
 Net Charge-offs            8.87      6.83      4.68
 Accounts Delinquent
  More Than 30 Days         6.66      6.99      5.12

     Loans delinquent more than 30 days decreased from $378 million at December 31, 1996 to $283 million at March 31, 1997. Loans past due more than 90 days decreased from $214 million at December 31, 1996 to $146 million at March 31, 1997. The decline in delinquent loans is primarily attributable to the Associates sale. Delinquencies and charge-offs for the first quarter of 1997 were up compared with the first quarter of last year. Loans delinquent more than 30 days increased to $283 million from $272 million at March 31, 1996 while loans past due more than 90 days increased to $146 million from $137 million at March 31, 1996. Credit card loans delinquent more than 90 days have a significant risk of loss.

     This adverse trend in credit quality reflects an industry-wide deterioration in consumer credit performance as well as increased losses attributable to bankruptcies resulting from a 1994 change in the bankruptcy laws. Bankrupt accounts at March 31, 1997 were 25% higher than at March 31, 1996. At March 31, 1997 bankrupt accounts included $7 million that were not yet 30 days past due, up more than 28% from the first quarter of 1996. The deterioration in credit quality also reflects increased losses on Consumers Edge(registered trademark)accounts opened in 1994 and 1995. As a result of rising delinquencies related to its Consumers Edge(registered accounts) accounts, the Company reduced Consumers Edge(registered trademark) new account originations to 330 thousand in 1996 down from 851 thousand accounts in 1995 and 1.029 million accounts in 1994. For the first quarter of 1997 the Company originated
2 thousand Consumers Edge(registered trademark) accounts.

     Future levels of charge-offs are difficult to predict because they depend upon future economic trends, consumer behavior, growth in the portfolio, competition, and other factors. Some of these factors are beyond the control of the Company. The rising trend in credit card delinquencies and personal bankruptcies may result in future charge-offs exceeding historic levels.

Corporate
---------

     Net interest income increased in the Corporate Banking Sector due to strong loan growth in the U.S. Commercial Banking and Special
Industries sectors. Income from the Company's offshore banking subsidiaries was lower in the first quarter of 1997 compared to last year.

Other
-----

     The Other Sector includes the difference between the total provision for loan losses and that charged off by the sectors. Noninterest income includes a gain of $27 million on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd. in the first quarter of 1997. Foreign exchange revenues increased to $25 million in the first quarter of 1997 from $8 million in the same period last year. Securities gains decreased $26 million from the first quarter of 1996.

                       THE BANK OF NEW YORK COMPANY, INC.
           Average Balances and Rates on a Taxable Equivalent Basis
                            (Dollars in millions)

                             For the three months      For the three months
                             ended March 31, 1997      ended March 31, 1996
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 2,439    $  34   5.64%  $ 1,577   $   22   5.68%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,550       33   5.32     2,175       29   5.39
Loans
 Domestic Offices           22,752      524   9.30    26,119      615   9.43
 Foreign Offices            14,296      223   6.33    11,636      197   6.81
                           -------   ------          -------   ------
   Total Loans              37,048      747   8.15    37,755      812   8.62
                           -------   ------          -------   ------
Securities
 U.S. Government
  Obligations                2,754       39   5.79     2,874       40   5.65
 U.S. Government Agency
  Obligations                  424        7   6.35       452        7   6.32
 Obligations of States and
  Political Subdivisions       643       14   8.64       635       14   9.09
 Other Securities,
  including Trading
  Securities                 1,522       21   5.56     1,201       16   5.46
                           -------   ------          -------   ------
   Total Securities          5,343       81   6.11     5,162       77   6.09
                           -------   ------          -------   ------
Total Interest-Earning
 Assets                     47,380      895   7.66%   46,669      940   8.11%
                                     ------                    ------
Allowance for Loan Losses     (870)                     (725)
Cash and Due from Banks      4,047                     3,148
Other Assets                 7,294                     5,458
                           -------                   -------
  TOTAL ASSETS             $57,851                   $54,550
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 3,886       41   4.23%  $ 4,003       43   4.34%
 Savings                     8,120       51   2.56     8,221       58   2.84
 Certificates of Deposit
  $100,000 & Over              697        9   5.29     1,120       15   5.42
 Other Time Deposits         2,495       30   4.74     2,598       31   4.86
 Foreign Offices            14,602      170   4.73    11,510      144   5.01
                           -------   ------          -------   ------
  Total Interest-Bearing
   Deposits                 29,800      301   4.09    27,452      291   4.27
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,266       28   5.10     3,874       51   5.34
Other Borrowed Funds         3,252       39   4.91     3,146       44   5.64
Long-Term Debt               1,817       31   6.84     1,881       33   6.94
                           -------   ------          -------   ------
  Total Interest-Bearing
   Liabilities              37,135      399   4.36%   36,353      419   4.64%
                                     ------                    ------
Noninterest-Bearing
 Deposits                    9,269                     9,550
Other Liabilities            5,641                     3,401
Minority Interest -
 Preferred Securities          600                         -
Preferred Stock                112                       113
Common Shareholders'
 Equity                      5,094                     5,133
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $57,851                   $54,550
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  496   3.30%            $  521   3.47%
                                     ======                    ======
 Net Yield on Interest-
  Earning Assets                              4.24%                     4.49%
                                              ====                      ====

PART 2.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

    Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three Months Ended March 31, 1997 and 1996.

    Exhibit 11.1 - Statement Re: Restated Computation of Earnings Per Common Share under Statement of Financial Accounting Standards
    No. 128, "Earnings per Share".

    Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred Stock Dividends for the Three Months Ended March 31, 1997 and 1996.

    Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at March 31, 1997 and for the Three Months Ended March 31, 1997. (For SEC Purposes)
(b)  The Company filed the following reports on Form 8-K since December
     31, 1996:

    On January 16, 1997, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 1996 contained in the Company's press release dated January 16, 1997.

    On April 14, 1997, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1997 contained in the Company's press release dated April 14, 1997.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: May 12, 1997                By:  \s\ Robert E. Keilman
                                       -----------------------
                                Name:  Robert E. Keilman
                               Title:  Comptroller

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
-------           -----------


   11 Computation of Earnings Per Common Share for the Three Months Ended March 31, 1997 and 1996.

   11.1 Restated Computation of Earnings Per Common Share under Statement of Financial Accounting Standards
               No. 128, "Earnings per Share".

   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred Stock Dividends for the Three Months Ended
               March 31, 1997 and 1996.

   27 Financial Data Schedule containing selected financial data at March 31, 1997 and for the Three Months Ended March 31, 1997. (For SEC
               Purposes)