Form 10-Q
period 1997-06-30
BANK OF NEW YORK CO INC
filed 1997-08-14
CIK 9626

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

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

    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 379,492,344 shares as of July 31, 1997.

                 THE BANK OF NEW YORK COMPANY, INC.
                             FORM 10-Q
                        TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996                  3

          Consolidated Statements of Income
          For the Three Months and Six Months
          Ended June 30, 1997 and 1996                         4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Six
          Months Ended June 30, 1997                           5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30,
          1997 and 1996                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   9


PART 2.  OTHER INFORMATION
--------------------------

Item 4.  Submissions of Matters to Vote of Security Holders    21

Item 6.  Exhibits and Reports on Form 8-K                      21


SIGNATURE                                                      23

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
-----------------------------------------------------------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                (Dollars in millions, except per share amounts)

                                                     June 30,  December 31,
                                                       1997        1996
                                                       ----        ----
                                                   (Unaudited)    (Note)
Assets
------
Cash and Due from Banks                              $ 7,782     $ 6,032
Interest-Bearing Deposits in Banks                     2,226       1,387
Securities:
  Held-to-Maturity (fair value of $1,060 in
   1997 and $1,127 in 1996)                            1,091       1,170
  Available-for-Sale                                   3,919       3,883
                                                     -------     -------
    Total Securities                                   5,010       5,053
Trading Assets at Fair Value                           1,646       1,547
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                 650         562
Loans (less allowance for loan losses
 of $832 in 1997 and $901 in 1996)                    38,192      36,105
Premises and Equipment                                   857         875
Due from Customers on Acceptances                      1,358         985
Accrued Interest Receivable                              295         315
Other Assets                                           3,226       2,904
                                                     -------     -------
     Total Assets                                    $61,242     $55,765
                                                     =======     =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $11,951     $11,812
 Interest-Bearing
    Domestic Offices                                  16,183      15,268
    Foreign Offices                                   15,680      12,263
                                                     -------     -------
     Total Deposits                                   43,814      39,343
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      1,573       1,737
Other Borrowed Funds                                   4,694       4,144
Acceptances Outstanding                                1,377       1,015
Accrued Taxes and Other Expenses                       1,477       1,417
Accrued Interest Payable                                 144         167
Other Liabilities                                        425         399
Long-Term Debt                                         1,801       1,816
                                                     -------     -------
     Total Liabilities                                55,305      50,038
                                                     -------     -------
Guaranteed Preferred Beneficial Interests in the
 Company's Junior Subordinated Deferrable Interest
 Debentures                                            1,000         600
                                                     -------     -------
Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding 184,000 shares           111         111
 Class A Preferred Stock - par value $2.00
  per share, authorized 5,000,000 shares,
  outstanding 24,344 shares in 1997 and
  40,429 shares in 1996                                    1           1
 Common Stock-par value $7.50 per share,
  authorized 800,000,000 shares, issued
  454,221,461 shares in 1997 and
  444,317,786 shares in 1996                           3,407       3,332
 Additional Capital                                      409         344
 Retained Earnings                                     3,139       2,798
 Securities Valuation Allowance                          150          82
                                                     -------     -------
                                                       7,217       6,668
 Less:  Treasury Stock (75,849,342 shares in
        1997 and 57,849,845 shares in 1996), at cost   2,263       1,524
        Loan to ESOP (1,195,719 shares), at cost          17          17
                                                     -------     -------
     Total Shareholders' Equity                        4,937       5,127
                                                     -------     -------
     Total Liabilities and Shareholders' Equity      $61,242     $55,765
                                                     =======     =======
-----------------------------------------------------------------------------

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

                                       For the three           For the six
                                       months ended            months ended
                                         June 30,                June 30,
                                      1997       1996         1997      1996
                                      ----       ----         ----      ----
Interest Income
---------------
Loans                                $ 765      $ 784        $1,511    $1,594
Securities
  Taxable                               58         62           119       120
  Exempt from Federal Income Taxes       8          9            18        18
                                     -----      -----        ------    ------
                                        66         71           137       138
Deposits in Banks                       39         21            73        43
Federal Funds Sold and Securities
 Purchased Under Resale Agreements      35         32            68        61
Trading Assets                           7          5            10         9
                                     -----      -----        ------    ------
      Total Interest Income            912        913         1,799     1,845
                                     -----      -----        ------    ------
Interest Expense
----------------
Deposits                               328        286           629       578
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                             30         48            58        99
Other Borrowed Funds                    42         55            81        99
Long-Term Debt                          31         33            62        65
                                     -----      -----        ------    ------
      Total Interest Expense           431        422           830       841
                                     -----      -----        ------    ------
Net Interest Income                    481        491           969     1,004
-------------------
Provision for Loan Losses               60        425           120       515
                                     -----      -----        ------    ------
Net Interest Income After
 Provision for Loan Losses             421         66           849       489
                                     -----      -----        ------    ------
Noninterest Income
------------------
Processing Fees
 Securities                            190        161           375       320
 Other                                  59         52           114       103
                                     -----      -----        ------    ------
                                       249        213           489       423
Trust and Investment Fees               44         40            87        77
Service Charges and Fees                94        115           187       215
Securities Gains                        33         30            40        63
Other                                   69        444           141       478
                                     -----      -----        ------    ------
    Total Noninterest Income           489        842           944     1,256
                                     -----      -----        ------    ------
Noninterest Expense
-------------------
Salaries and Employee Benefits         263        249           520       496
Net Occupancy                           42         42            84        85
Furniture and Equipment                 24         23            48        46
Other                                  136        142           259       272
                                     -----      -----        ------    ------
  Total Noninterest Expense            465        456           911       899
                                     -----      -----        ------    ------
Income Before Income Taxes             445        452           882       846
Income Taxes                           162        174           322       325
Distribution on Trust Preferred
 Securities                             14          -            26         -
                                     -----      -----        ------    ------
Net Income                           $ 269      $ 278        $  534    $  521
----------                           =====      =====        ======    ======
Net Income Available to
-----------------------
 Common Shareholders                 $ 266      $ 276        $  529     $ 516
 -------------------                 =====      =====        ======     =====
Per Common Share Data:
----------------------
   Primary Earnings                  $0.67      $0.68         $1.32     $1.25
   Fully Diluted Earnings             0.67       0.66          1.31      1.23
   Cash Dividends                     0.24       0.20          0.48      0.40

Fully Diluted Shares Outstanding       399        418           402       423
-----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                      For the six months ended June 30, 1997
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1997   $111     $ 1  $3,332   $344   $2,798      $ 82   $1,524  $17
Changes:
  Net Income                                        534
  Cash Dividends
   Common Stock                                    (186)
   Preferred Stock                                   (5)
  Exercise of
   Warrants                          51     53
  Issuance of
   Common Stock                      24     12                         (34)
  Treasury Stock
   Acquired                                                            773
  Net Unrealized
   Gain on Secur-
   ities Avail-
   able for Sale                                               68
  Change in
   Cumulative
   Foreign
   Currency
   Translation
   Adjustment                                        (2)
                   ----     ---  ------   ----   ------      ----   ------  ---
Balance,
 June 30, 1997     $111     $ 1  $3,407   $409   $3,139      $150   $2,263  $17
                   ====     ===  ======   ====   ======      ====   ======  ===
-------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                      For the six months ended
                                                              June 30,
                                                           1997      1996
                                                           ----      ----
Operating Activities
 Net Income                                             $   534   $   521
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate      121       524
   Gain on Sale of Loans                                      -      (400)
   Depreciation and Amortization                            102       116
   Deferred Income Taxes                                    108        16
   Securities Gains                                         (40)      (63)
   Change in Trading Activities                            (254)      (73)
   Change in Accruals and Other, Net                       (104)     (322)
                                                        -------   -------
     Net Cash Provided by Operating Activities              467       319
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks            (893)      (24)
   Purchases of Securities Held-to-Maturity                (131)     (146)
   Maturities of Securities Held-to-Maturity                202       156
   Purchases of Securities Available-for-Sale              (383)     (796)
   Sales of Securities Available-for-Sale                   198       237
   Maturities of Securities Available-for-Sale              281       170
   Net Principal Disbursed on Loans to Customers         (3,433)   (1,697)
   Sales of Loans                                         1,054     3,884
   Sales of Other Real Estate                                 6        46
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                       (88)     (382)
   Purchases of Premises and Equipment                      (17)      (23)
   Proceeds from the Sale of Premises and Equipment           -         2
   Acquisitions, Net of Cash Acquired                      (133)     (321)
   Other, Net                                               (36)      (76)
                                                        -------   -------
     Net Cash Provided (Used) by Investing Activities    (3,373)    1,030
                                                        -------   -------
Financing Activities
   Change in Deposits                                     4,559      (408)
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                       (164)   (2,177)
   Change in Other Borrowed Funds                           673       928
   Proceeds from the Issuance of Tax Deductible
    Preferred Securities                                    400         -
   Proceeds from the Issuance of Long-Term Debt               -       100
   Repayments of Long-Term Debt                             (16)      (17)
   Issuance of Common Stock                                 173        71
   Treasury Stock Acquired                                 (773)     (562)
   Cash Dividends Paid                                     (191)     (162)
                                                        -------   -------
     Net Cash Provided (Used) by Financing Activities     4,661    (2,227)
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                      (5)       12
                                                        -------   -------
Change in Cash and Due From Banks                         1,750      (866)
Cash and Due from Banks at Beginning of Period            6,032     4,711
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 7,782   $ 3,845
                                                        =======   =======
-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $   865   $   854
   Income Taxes                                             209       231
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                              7        47
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

2.  Allowance for Loan Losses
    -------------------------

     Transactions in the allowance for loan losses are summarized as follows:

                                           Six months ended
                                               June 30,
(In millions)                            1997            1996
                                        -----           -----
 Balance, Beginning of Period           $ 901           $ 756
  Charge-offs                            (220)           (334)
  Recoveries                               31              45
                                        -----           -----
  Net Charge-Offs                        (189)           (289)

  Provision                               120             515
                                        -----           -----
 Balance, End of Period                 $ 832           $ 982
                                        =====           =====

3.  Capital Transactions
    --------------------

     In 1996, the Company announced a plan to buy back through the end of 1997 up to 30 million shares of its common stock. As of July 31, 1997, 20.8 million shares had been repurchased at a cost of $841 million.

     In the second quarter of 1997, the Company issued $400 million of 7.80% trust preferred securities.

     During the second quarter of 1997, warrant holders converted 0.4 million warrants into 1.6 million common shares, providing the Company with $25 million in capital. In July 1997, warrant holders converted an additional 0.6 million warrants into 2.4 million common shares, providing the Company with $37 million in capital.

4.  New Accounting Pronouncement
    ----------------------------

     In the fourth quarter of 1997, the Company will calculate earnings per share (EPS) based on a new accounting pronouncement. The presentation of "primary" and "fully diluted" EPS will be replaced with "basic" and "diluted" EPS. Basic and diluted EPS for the three and six months ended June 30, 1997, for each previously reported period in 1996, and for the years 1993 to 1996 are presented in Exhibit 11.1.

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

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

     The Company's reported second quarter fully diluted earnings per share were a record 67 cents, up 14% from the 59 cents earned on a normalized basis in the second quarter of 1996. Second quarter net income was $269 million, up 9% from the $248 million earned on a normalized basis in the same period last year. In the second quarter of 1996, the Company reported a $400 million pre-tax gain on the sale of its Union credit card portfolio. In 1996 the Company also recorded a $350 million provision related to its credit card portfolio. The net after-tax effect of these two items was $31 million, or 7 cents per share. Earnings per share, on a fully diluted basis, were a record $1.31 for the first half of 1997, up 14% from the $1.15 earned on a normalized basis last year. Net income for the first six months was a record $534 million, an increase of 9% over last year's $491 million on a normalized basis.

     Return on average assets for the second quarter was 1.83% compared with 1.86% in the first quarter of 1997 and 1.82% on a normalized basis in the second quarter of 1996. Return on average common equity was a record, on a normalized basis, of 21.84% in the second quarter of 1997 compared with 20.90% in the first quarter of 1997 and 19.51% in the second quarter of 1996.

     Including the gain on the sale of the Union portfolio and the $350 million provision related to the credit card portfolio in 1996 net income was $278 million and $521 million for the second quarter and year-to-date periods while earnings per share were 66 cents and $1.23. On the same basis, for the second quarter of 1996 and for the first half of 1996 return on average assets was 2.05% and 1.92% while return on average common equity was 21.97% and 20.40%.

     Tangible fully diluted earnings per share (earnings before the amortization of goodwill and intangibles) were $0.72 per share in the second quarter of 1997 compared with $0.64 on a normalized basis in the second quarter of 1996. On the same basis, tangible return on average assets was 2.01% in the second quarter of 1997 compared with a normalized 2.02% in the second quarter of 1996; and tangible return on average common equity was 31.75% in the second quarter of 1997 compared with a normalized 27.59% in the second quarter of 1996.

     Revenues from the Company's securities processing businesses continued their strong broad based performance and were up 18% over the second quarter of 1996 to $190 million. ADR's, corporate trust, government securities clearance, mutual funds, and stock transfer were particularly strong.

     Fees from other processing, which includes funds transfer, cash management, and trade finance, grew 14% over last year's second quarter with strong growth in all areas.

     Trust and investment continued to benefit from new business and strong markets in the second quarter of 1997 which combined to increase fees 11% to $44 million compared with $40 million last year.

     Net interest income, on a taxable equivalent basis, totaled $489 million in the second quarter down from $502 million in the second quarter of last year due to the sale of $4.3 billion in credit card receivables.

     Average fully diluted shares outstanding were 399 million for the quarter, down from the 405 million in the first quarter and from the 418 million in the prior year period. The decline from the first quarter and prior year was the result of the Company's stock buyback program.

CAPITAL
-------

     The Company's estimated Tier 1 capital and Total capital ratios remained strong at 7.83% and 11.99% at June 30, 1997 compared with 7.92% and 12.28% at March 31, 1997, and 7.98% and 12.93% at June 30, 1996.
Tangible common equity as a percent of total assets was 5.88% at June 30, 1997 compared with 6.39% at March 31, 1997 and 7.51% one year ago. The decline in the tangible common equity ratio is primarily attributable to the repurchase of common stock and growth in assets.
The leverage ratio was 8.04% at June 30, 1997 compared with 7.83% at March 31, 1997 and 7.76% one year ago.

NET INTEREST INCOME
-------------------

                          2nd       1st       2nd
                        Quarter   Quarter   Quarter     Year-to-date
                        -------   -------   -------     ------------
(In millions)             1997      1997      1996     1997      1996
                        ---------------------------   ----------------

Net Interest Income       $489      $496      $502     $986    $1,024

Net Interest Rate
 Spread                   3.12%     3.30%     3.34%    3.21%     3.41%

Net Yield on Interest
 Earning Assets           4.08      4.24      4.28     4.16      4.39


     Net interest income on a taxable equivalent basis declined to $489 million in the second quarter of 1997 from $496 million in the first quarter of 1997 and from $502 million in the second quarter of 1996.
The net interest rate spread was 3.12% in the second quarter of 1997, compared with 3.30% in the first quarter of 1997 and 3.34% one year ago. The net yield on interest-earning assets was 4.08% compared with 4.24% in the first quarter of 1997 and 4.28% in last year's second quarter.

     For the first six months of 1997, net interest income, on a taxable equivalent basis, amounted to $986 million compared with $1,024 million in the first half of 1996. The year-to-date net interest rate spread was 3.21% in 1997 compared with 3.41% in 1996, while the net yield on interest-earning assets was 4.16% in 1997 and 4.39% in 1996.

     The declines in net interest income, the spread, and the yield were primarily attributable to the sale of approximately $900 million of credit card receivables in the first quarter of 1997 and $3.4 billion of credit card receivables in June of 1996, partially offset by continued growth in the Company's corporate loan portfolio.

     Interest lost on loans on nonaccrual status at June 30, 1997 and 1996 reduced net interest income by $2 million and $3 million for the three months ended June 30, 1997 and 1996, and by $6 million and $8 million for the six months ended June 30, 1997 and 1996.

NONINTEREST INCOME
------------------
                                   2nd Quarter         Year-to-date
                                   -----------         ------------
(In millions)                    1997       1996      1997      1996
                                -----------------    ----------------
Processing Fees
  Securities                     $190       $161      $375    $  320
  Other                            59         52       114       103
                                 ----       ----      ----    ------
                                  249        213       489       423
Trust and Investment Fees          44         40        87        77
Service Charges and Fees           94        115       187       215
Securities Gains                   33         30        40        63
Foreign Exchange and
 Other Trading Activities          25         21        52        31
Sale of Credit Card Portfolio       -        400         -       400
Other                              44         23        89        47
                                 ----       ----      ----    ------
Total Noninterest Income         $489       $842      $944    $1,256
                                 ====       ====      ====    ======

     Securities processing fees increased 18% to $190 million compared with $161 million in the second quarter of 1996. In the first half of 1997, securities processing fees were $375 million compared with $320 million in 1996. Strong internal growth in almost all areas drove the increase in revenue. The Company reported $33 million of securities gains in the second quarter of 1997 compared with $7 million in the first quarter and $30 million last year. Revenues from foreign exchange and other trading activities were $25 million compared with $27 million in the first quarter and $21 million in the second quarter of 1996.

TRADING ACTIVITIES
------------------

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 1997 are as follows:

                                                              2nd Quarter
                                    June 30, 1997           1997 - Average
                             ---------------------------  ------------------
                                        Trading Account     Trading Account
                             Notional ------------------  ------------------
(In millions)                 Amount  Assets Liabilities  Assets Liabilities
                             -------- ------ -----------  ------ -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                  $ 8,283  $    1    $    -    $    -    $    -
 Swaps                         9,624      89        79        94        87
 Written Options              14,314       -        23         -        19
 Purchased Options            16,759      23         -        40         -

Foreign Exchange Contracts:
 Swaps                            66       -         -         -         -
 Written Options              44,737       -       523         -     1,221
 Purchased Options            48,039     526         -       977         -
 Commitments to Purchase
  and Sell Foreign Exchange   58,876     669       649       661       706

Securities                               338        43       408        20
                                      ------    ------    ------    ------
Total Trading Account                 $1,646    $1,317    $2,180    $2,053
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

     The Company manages trading risk through a system of position limits, an earnings at risk methodology, stop loss advisory limits, and other market sensitivity measures. Earnings at risk is designed to measure with 95% certainty the Company's exposure to changes in earnings resulting from price fluctuations in the trading portfolio over a 24 hour period. The total trading portfolio's pre-tax earnings at risk averaged approximately $2.2 million for the second quarter of 1997, and ranged from approximately $1.5 million to $3.7 million. During the second quarter of 1997 daily trading revenue averaged approximately $0.4 million, and ranged from approximately a gain of $2.6 million to a loss of $1.6 million. During this period, total trading losses did not exceed the Company's total earnings at risk estimates on any given trading day.

NONINTEREST EXPENSE AND INCOME TAXES
------------------------------------

     Total noninterest expense for the quarter was $465 million, up only 2% from $456 million in the same period last year. Year-to-date noninterest expense was $911 million compared with $899 million in 1996.

     The efficiency ratio for the second quarter was 49.1% and 49.8%
one year ago. For the first half of 1997 the efficiency ratio was 48.1% compared with 49.5% last year.

     The effective tax rates for the second quarter and first six months of 1997 were 36.5% and 36.6% compared with 38.4% for both the second quarter and first six months of 1996.

NONPERFORMING ASSETS
--------------------
                                                     Change
                                                   2Q 1997 vs
(Dollars in millions)        6/30/97    3/31/97    1Q 1997
                             --------------------------------
Loans:
    Commercial Real Estate    $ 57       $ 20        $ 37
    Other Commercial            42         79         (37)
    Foreign                     36         37          (1)
    Community Banking           67         72          (5)
                              ----       ----
  Total Loans                  202        208          (6)
Other Real Estate               41         40           1
                              ----       ----
  Total                       $243       $248          (5)
                              ====       ====
Nonperforming Assets
 Ratio                         0.6%       0.7%
Allowance/Nonperforming
 Loans                       411.0      418.3
Allowance/Nonperforming
 Assets                      342.1      350.2


     Nonperforming assets totaled $243 million at June 30, 1997, compared with $248 million at March 31, 1997. The increase in commercial real estate was attributable to the addition of a $37 million loan on an office building in Pennsylvania. Subsequent to June 30, 1997 a substantial loan to a retailer became nonperforming. As a result, nonperforming assets are expected to increase in the third quarter of 1997.

     At June 30, 1997, impaired loans (nonaccrual loans over $1 million) aggregated $148 million, of which $106 million exceeded their fair value by $18 million. Impaired loans at June 30, 1996 totaled $140 million, of which $105 million exceeded their fair value by $23 million. For the second quarters of 1997 and 1996, the average amount of impaired loans was $149 million and $154 million and interest income (cash received) on them was $361 thousand and $158 thousand.

     Credit card loans are not placed on nonperforming status, but are charged off when they become past due for certain periods. Additional information regarding the credit quality of the Company's credit card portfolio is provided in the sections "Loan Loss Provision and Net Charge-Offs" and "Sector Profitability".

LOAN LOSS PROVISION AND NET CHARGE-OFFS
---------------------------------------

                                2nd     1st     2nd
                              Quarter Quarter Quarter    Year-to-date
                              ------- ------- -------    ------------
(in millions)                   1997    1997    1996     1997    1996
                              -----------------------    ------------
Provision                       $ 60    $ 60    $425*    $120    $515*
                                ----    ----    ----     ----    ----
Net (Charge-offs) Recoveries:
  Commercial Real Estate           -       1       -        1      (3)
  Other Commercial                (6)     (3)     (7)      (9)     (6)
  Credit Card                    (88)    (93)   (187)**  (181)   (283)**
  Other Consumer                  (1)     (2)     (2)      (3)     (4)
  Foreign                          -       4      13        4      12
  Other                           (2)      1      (2)      (1)     (5)
                                ----    ----    ----     ----    ----
     Total                       (97)    (92)   (185)    (189)   (289)
                                ----    ----    ----     ----    ----
Change in Allowance             $(37)   $(32)   $240     $(69)   $226
                                ====    ====    ====     ====    ====
Other Real Estate
  Expenses (Recoveries)         $  1    $  -    $  1     $  1    $ (1)

*  Includes a provision of $350 million for credit card accounts.
** Includes $99 million attributed to charge-offs of past due and bankrupt
   Union credit card accounts not sold to Household.

     Net charge-offs of credit cards loans were $88 million for the second quarter. Credit card loans outstanding were $4.2 billion at June 30, 1997 compared with $4.3 billion at March 31, 1997.

     The allowance for loan losses was $832 million, or 2.13% of loans at June 30, 1997, compared with $869 million, or 2.36% of loans at March 31, 1997. The ratio of the allowance to nonperforming assets was 342% at June 30, 1997.

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

     Based on this system, the sectors contributed to the Company's profitability for the second quarter and first six months as follows:

                           Trust, and
                           Securities
                            and Other    Retail     Corporate
(In millions)              Processing    Banking     Banking
                           ----------  ----------  ----------
2nd Quarter                1997  1996  1997  1996  1997  1996
                           ----  ----  ----  ----  ----  ----
Net Interest Income on a
 Taxable Equivalent Basis  $ 68  $ 50  $229  $280  $154  $138
Provision for Loan Losses     -     -    90   189     6    (4)
Noninterest Income          314   266    49    60    66    71
Noninterest Expense         217   192   139   172    57    54
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $165  $124  $ 49  $(21) $157  $159
                           ====  ====  ====  ====  ====  ====

(In millions)                 Other        Total
                           ----------  -------------
2nd Quarter                1997  1996  1997     1996
                           ----  ----  ----     ----
Net Interest Income on a
 Taxable Equivalent Basis  $ 38  $ 34  $489     $502
Provision for Loan Losses   (36)  240    60      425
Noninterest Income           60   445   489      842
Noninterest Expense          52    38   465      456
                           ----  ----  ----     ----
Income Before Taxes        $ 82  $201  $453     $463
                           ====  ====  ====     ====

                           Trust, and
                           Securities
                            and Other    Retail     Corporate
(In millions)              Processing    Banking     Banking
                           ----------  ----------  ----------
Year-to-date               1997  1996  1997  1996  1997  1996
                           ----  ----  ----  ----  ----  ----
Net Interest Income on a
 Taxable Equivalent Basis  $128  $104  $468  $582  $317  $276
Provision for Loan Losses     -     1   182   287     7     1
Noninterest Income          619   527    95   113   125   133
Noninterest Expense         430   381   275   334   110   109
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $317  $249  $106  $ 74  $325  $299
                           ====  ====  ====  ====  ====  ====

(In millions)                 Other        Total
                           ----------  -------------
Year-to-date               1997  1996  1997     1996
                           ----  ----  ----   ------
Net Interest Income on a
 Taxable Equivalent Basis  $ 73  $ 62  $986   $1,024
Provision for Loan Losses   (69)  226   120      515
Noninterest Income          105   483   944    1,256
Noninterest Expense          96    75   911      899
                           ----  ----  ----   ------
Income Before Taxes        $151  $244  $899   $  866
                           ====  ====  ====   ======

Trust, and Securities and Other Processing
------------------------------------------

     In the Trust, and Securities and Other Processing Sector, securities processing fees increased 18% to $190 million compared with $161 million in the second quarter of 1996. In the first half of 1997, securities processing fees were $375 million compared with $320 million in 1996. Strong internal growth in almost all areas drove the increase in revenue. ADR's, corporate trust, government securities clearance, mutual funds, and stock transfer were particularly strong. Fee revenue from issuer services, custody, and securities industry products was $74 million, $62 million, and $54 million in the second quarter of 1997 compared with $54 million, $61 million, and $46 million in 1996. Fees from other processing increased 14% over the second quarter of last year. Fees from trust and investment grew 11% in the second quarter of 1997, reflecting new business and generally strong markets. The rise in noninterest expense is primarily related to the abovementioned growth.

Retail
------

     The decrease in net interest income, noninterest income, and noninterest expense in the Retail Banking Sector principally reflects the sale of approximately $900 million of credit card receivables in the first quarter of 1997 and $3.4 billion of credit card receivables in the second quarter of 1996. The provision for loan losses in the Retail
Banking Sector principally reflects charge-offs on Consumers Edge (registered trademark) accounts opened in 1994 and 1995. The table and discussion below provide information relating to the Company's credit card portfolio excluding the Union portfolio:

                            2nd       1st       2nd
                          Quarter   Quarter   Quarter     Year-to-date
                          -------   -------   -------   ----------------
(In millions)               1997      1997      1996      1997    1996
                          ---------------------------   ----------------

Number of Accounts         3.665     3.667     4.639     3.665   4.639
New Account Originations    .025      .020      .189      .045    .546
Period End Balance        $4,235    $4,251    $5,508    $4,235  $5,508
Loans Delinquent:
 30-59 Days                 $ 65      $ 72      $ 74      $ 65    $ 74
 60-89 Days                   54        65        57        54      57
 90 or More Days             173       146       165       173     165
                            ----      ----      ----      ----    ----
Total Loans Delinquent      $292      $283      $296      $292    $296
Net Charge-offs              $88       $93       $88*     $181    $184*
As a Percent of Average
Loans Outstanding:
 Net Charge-offs            8.39%     7.56%     4.57%*    7.96%   4.51%*
 Accounts Delinquent
  More Than 30 Days         6.92      5.70      5.35      6.36    5.35
As a Percent of Period
End Balances:
 Net Charge-offs            8.33      8.87      6.43*     8.62    6.72*
 Accounts Delinquent
  More Than 30 Days         6.89      6.66      5.37      6.89    5.37

* Excludes $99 million attributed to charge-offs of past due and bankrupt Union credit card accounts not sold to Household.

     Loans delinquent more than 30 days increased to $292 million at June 30, 1997 from $283 million at March 31, 1997 while slightly down from $296 million at June 30, 1996. Loans past due more than 90 days increased to $173 million at June 30, 1997 from $146 million at March 31, 1997 and from $165 million at June 30, 1996. The increase in loans 90 days past due in the second quarter of 1997 compared with the first quarter is primarily attributable to the Associates sale. Credit card loans delinquent more than 90 days have a significant risk of loss.

     This adverse trend in credit quality reflects an industry-wide deterioration in consumer credit performance as well as increased losses attributable to bankruptcies resulting from a 1994 change in the bankruptcy laws. At June 30, 1997 bankrupt accounts included $4 million that were not yet 30 days past due. The deterioration in credit quality also reflects increased losses on Consumers Edge (registered trademark) accounts opened in 1994 and 1995. As a result of rising delinquencies related to its Consumers Edge (registered trademark) accounts, the Company reduced Consumers Edge (registered trademark) new account originations to 330 thousand in 1996 down from 851 thousand accounts in 1995 and 1.029 million accounts in 1994. For the first half of 1997 the Company originated 3 thousand Consumers Edge (registered trademark) accounts.

     Future levels of charge-offs are difficult to predict because they depend upon future economic trends, consumer behavior, growth in the portfolio, competition, and other factors. Some of these factors are beyond the control of the Company. The rising trend in credit card delinquencies and personal bankruptcies may result in future charge-offs exceeding historic levels.

Corporate
---------

     Net interest income increased in the Corporate Banking Sector due to strong loan growth in the U.S. Commercial Banking and Special
Industries sectors. Income from the Company's offshore banking subsidiaries was lower in the second quarter of 1997 compared to last year.

Other
-----

     The Other Sector includes the difference between the total provision for loan losses and that charged off by the sectors. The decrease primarily reflects the $350 million provision for credit card loans in the second quarter of 1996. Foreign exchange revenues increased to $21 million in the second quarter of 1997 from $18 million in the same period last year. Securities gains increased to $33 million from $30 million in the second quarter of 1996. The decrease in noninterest income principally reflects the $400 million gain on the sale of credit card receivables in the second quarter of 1996.


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)

                             For the three months      For the three months
                             ended June 30, 1997       ended June 30, 1996
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 2,942   $   39   5.31%  $ 1,503    $   21   5.52%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,531       35   5.50     2,422        32   5.30
Loans
 Domestic Offices           22,469      523   9.34    25,812       591   9.21
 Foreign Offices            14,792      243   6.58    11,995       196   6.58
                           -------   ------          -------    ------
   Total Loans              37,261      766   8.25    37,807       787   8.38
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,683       39   5.86     2,988        43   5.78
 U.S. Government Agency
  Obligations                  386        6   6.46       480         7   6.24
 Obligations of States and
  Political Subdivisions       632       14   8.69       652        15   8.92
 Other Securities,
  including Trading
  Securities                 1,712       21   4.90     1,326        19   5.62
                           -------   ------          -------    ------
   Total Securities          5,413       80   5.93     5,446        84   6.16
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     48,147      920   7.67%   47,178       924   7.87%
                                     ------                     ------
Allowance for Loan Losses     (837)                     (728)
Cash and Due from Banks      3,756                     2,527
Other Assets                 7,853                     5,521
                           -------                   -------
  TOTAL ASSETS             $58,919                   $54,498
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,259       49   4.59%  $ 3,713        39   4.23%
 Savings                     8,022       51   2.53     8,264        55   2.70
 Certificates of Deposit
  $100,000 & Over              715       10   5.46       890        11   5.19
 Other Time Deposits         2,569       31   5.02     2,533        29   4.68
 Foreign Offices            15,200      187   4.93    12,383       152   4.90
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 30,765      328   4.28    27,783       286   4.15
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,226       30   5.33     3,659        48   5.25
Other Borrowed Funds         3,195       42   5.25     4,081        55   5.41
Long-Term Debt               1,808       31   6.94     1,920        33   6.75
                           -------   ------          -------    ------
  Total Interest-Bearing
   Liabilities              37,994      431   4.55%   37,443       422   4.53%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    9,183                     8,472
Other Liabilities            6,028                     3,420
Minority Interest -
 Preferred Securities          714                         -
Preferred Stock                112                       113
Common Shareholders'
 Equity                      4,888                     5,050
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $58,919                   $54,498
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  489   3.12%             $  502   3.34%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.08%                      4.28%
                                              ====                       ====


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)


                              For the six months        For the six months
                              ended June 30, 1997       ended June 30, 1996
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 2,692   $   73   5.46%  $ 1,540    $   43   5.60%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,541       68   5.41     2,298        61   5.34
Loans
 Domestic Offices           22,610    1,048   9.32    25,966     1,206   9.34
 Foreign Offices            14,545      466   6.46    11,816       393   6.69
                           -------   ------          -------    ------
   Total Loans              37,155    1,514   8.22    37,782     1,599   8.51
                           -------   ------          -------    ------
Securities
 U.S. Government
  Obligations                2,718       78   5.82     2,931        83   5.72
 U.S. Government Agency
  Obligations                  405       13   6.40       466        15   6.28
 Obligations of States and
  Political Subdivisions       637       28   8.67       644        29   9.01
 Other Securities,
  including Trading
  Securities                 1,617       42   5.21     1,263        35   5.54
                           -------   ------          -------    ------
   Total Securities          5,377      161   6.03     5,304       162   6.13
                           -------   ------          -------    ------
Total Interest-Earning
 Assets                     47,765    1,816   7.67%   46,924     1,865   7.99%
                                     ------                     ------
Allowance for Loan Losses     (854)                     (726)
Cash and Due from Banks      3,901                     2,838
Other Assets                 7,576                     5,489
                           -------                   -------
  TOTAL ASSETS             $58,388                   $54,525
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,074       89   4.42%  $ 3,858        82   4.29%
 Savings                     8,071      102   2.55     8,243       114   2.77
 Certificates of Deposit
  $100,000 & Over              706       19   5.38     1,005        27   5.32
 Other Time Deposits         2,531       61   4.88     2,565        61   4.78
 Foreign Offices            14,904      357   4.83    11,946       294   4.95
                           -------   ------          -------    ------
  Total Interest-Bearing
   Deposits                 30,286      628   4.19    27,617       578   4.21
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,246       58   5.22     3,766        99   5.30
Other Borrowed Funds         3,223       81   5.08     3,613        99   5.51
Long-Term Debt               1,812       63   6.89     1,901        65   6.85
                           -------   ------          -------    ------
  Total Interest-Bearing
   Liabilities              37,567      830   4.46%   36,897       841   4.58%
                                     ------                     ------
Noninterest-Bearing
 Deposits                    9,226                     9,011
Other Liabilities            5,836                     3,412
Minority Interest -
 Preferred Securities          657                         -
Preferred Stock                112                       113
Common Shareholders'
 Equity                      4,990                     5,092
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $58,388                   $54,525
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  986   3.21%             $1,024   3.41%
                                     ======                     ======
 Net Yield on Interest-
  Earning Assets                              4.16%                      4.39%
                                              ====                       ====

PART 2.  OTHER INFORMATION

Item 4.  Submissions of Matters to Vote of Security Holders
-----------------------------------------------------------

     The Company held its annual meeting on May 13, 1997 at The
Greenwich Library, Cole Auditorium, in Greenwich, CT. The following matters were submitted to a vote of the shareholders:

     -- Election of sixteen director nominees to new one-year terms was approved with no nominee receiving less than 322.9 million votes.

     -- Appointment of Ernst & Young LLP as the Company's independent public accountants for 1997 was ratified by a vote of 326.9 million affirmative to 0.6 million negative.

     -- Amendment to the Company's 1993 Long Term Incentive Savings Plan to limit the number of shares an employee may receive in stock option grants in any year was approved by a vote of 312.9 million affirmative to 10.7 million negative.

     -- A proposal that cumulative voting rights be accorded to shareholders was defeated by a vote of 66.7 million affirmative to 186.2 million negative.

     -- A proposal to have the annual meeting take place each year in a major city where The Bank of New York has branches was defeated by a vote of 7.7 million affirmative to 279.7 million negative.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

    Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three and Six Months Ended June 30, 1997 and 1996.

    Exhibit 11.1 - Statement Re: Restated Computation of Earnings Per Common Share under Statement of Financial Accounting Standards
    No. 128, "Earnings per Share".

    Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred Stock Dividends for the Three and Six Months Ended June 30, 1997 and 1996.

    Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at June 30, 1997 and for the Six Months Ended June 30, 1997. (For SEC Purposes)

(b)  The Company filed the following reports on Form 8-K since
     March 31, 1997:

    On April 14, 1997, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1997 contained in the Company's press release dated April 14, 1997.

    On June 5, 1997, the Company filed a Form 8-K Current Report (Items 5 and 7), related to the issuance by BNY Capital II, a statutory business trust (the "Trust") of 16,000,000 of its 7.80% Trust Preferred Securities, Series C (Liquidation amount $25 per Trust Preferred Security)(the "Trust Preferred Securities"), which represent beneficial interests in the Trust, in a public offering (Registration Nos. 333-15951 and 333-15951-01 through 05). The following exhibits, all relating to the issuance of the Trust Preferred Securities, were included in the filing: a Pricing Agreement, Junior Subordinated Indenture, Specimen of the 7.80% Junior Subordinated Deferrable Interest Debentures, Series C, of the Company, Amended and Restated Trust Agreement, Specimens of the 7.80% Capital Securities, Series C, of the Trust, Guarantee Agreement, and Agreement as to Expenses and Liabilities all relating to the issuance of the Trust Preferred Securities.

    On July 14, 1997, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1997 contained in the Company's press release dated July 14, 1997.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: August 14, 1997             By:  \s\ Robert E. Keilman
                                       -----------------------
                                Name:  Robert E. Keilman
                               Title:  Comptroller

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
-------           -----------


   11 Computation of Earnings Per Common Share for the Three and Six Months Ended June 30, 1997 and 1996.

   11.1 Restated Computation of Earnings Per Common Share under Statement of Financial Accounting Standards
               No. 128, "Earnings per Share".

   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred
               Stock Dividends for the Three and Six Months Ended June 30, 1997 and 1996.

   27 Financial Data Schedule containing selected financial data at June 30, 1997 and for the Six Months Ended June 30, 1997. (For SEC Purposes)