Form 10-Q
period 1997-09-30
BANK OF NEW YORK CO INC
filed 1997-11-13
CIK 9626

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

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

    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 376,669,871 shares as of October 31, 1997.

                 THE BANK OF NEW YORK COMPANY, INC.
                             FORM 10-Q
                        TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996             3

          Consolidated Statements of Income
          For the Three Months and Nine Months
          Ended September 30, 1997 and 1996                    4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Nine
          Months Ended September 30, 1997                      5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30,
          1997 and 1996                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   9


PART 2.  OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                      19


SIGNATURE                                                      20

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
-----------------------------------------------------------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                  (Dollars in millions, except per share amounts)
                                                   September 30,  December 31,
                                                       1997          1996
                                                       ----          ----
                                                   (Unaudited)      (Note)
Assets
------
Cash and Due from Banks                              $ 5,049       $ 6,032
Interest-Bearing Deposits in Banks                     1,986         1,387
Securities:
  Held-to-Maturity (fair value of $1,101
  in 1997 and $1,127 in 1996                           1,117         1,170
  Available-for-Sale                                   4,263         3,883
                                                     -------       -------
    Total Securities                                   5,380         5,053
Trading Assets at Fair Value                           2,116         1,547
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                               3,158           562
Loans (less allowance for loan losses
 of $771 in 1997 and $901 in 1996)                    37,625        36,105
Premises and Equipment                                   851           875
Due from Customers on Acceptances                      1,464           985
Accrued Interest Receivable                              298           315
Other Assets                                           3,295         2,904
                                                     -------       -------
     Total Assets                                    $61,222       $55,765
                                                     =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $12,904       $11,812
 Interest-Bearing
    Domestic Offices                                  15,605        15,268
    Foreign Offices                                   13,969        12,263
                                                     -------       -------
     Total Deposits                                   42,478        39,343
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      1,936         1,737
Other Borrowed Funds                                   4,945         4,144
Acceptances Outstanding                                1,473         1,015
Accrued Taxes and Other Expenses                       1,672         1,417
Accrued Interest Payable                                 177           167
Other Liabilities                                        722           399
Long-Term Debt                                         1,827         1,816
                                                     -------       -------
     Total Liabilities                                55,230        50,038
                                                     -------       -------

Guaranteed Preferred Beneficial Interests in the
 Company's Junior Subordinated Deferrable Interest
 Debentures                                            1,000           600
                                                     -------       -------

Shareholders' Equity
 Preferred Stock-no par value, authorized
  5,000,000 shares, outstanding 184,000 shares           111           111
 Class A Preferred Stock - par value $2.00
  per share, authorized 5,000,000 shares,
  outstanding 24,144 shares in 1997 and
  40,429 shares in 1996                                    1             1
 Common Stock-par value $7.50 per share,
  authorized 800,000,000 shares, issued
  457,806,793 shares in 1997 and
  444,317,786 shares in 1996                           3,434         3,332
 Additional Capital                                      435           344
 Retained Earnings                                     3,314         2,798
 Securities Valuation Allowance                          262            82
                                                     -------       -------
                                                       7,557         6,668
 Less:  Treasury Stock (81,945,277 shares in
  1997 and 57,849,845 shares in 1996), at cost         2,548         1,524
        Loan to ESOP (1,195,719 shares), at cost          17            17
                                                     -------       -------
     Total Shareholders' Equity                        4,992         5,127
                                                     -------       -------
     Total Liabilities and Shareholders' Equity      $61,222       $55,765
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

                                      For the three            For the nine
                                      months ended             months ended
                                      September 30,            September 30,
                                      1997       1996          1997      1996
                                      ----       ----          ----      ----
Interest Income
---------------
Loans                                $ 766      $ 724        $2,278    $2,318
Securities
  Taxable                               59         61           178       181
  Exempt from Federal Income Taxes       9          9            26        28
                                     -----      -----        ------    ------
                                        68         70           204       209
Deposits in Banks                       45         22           118        65
Federal Funds Sold and Securities
 Purchased Under Resale Agreements      37         36           105        96
Trading Assets                           5          4            16        13
                                     -----      -----        ------    ------
      Total Interest Income            921        856         2,721     2,701
                                     -----      -----        ------    ------
Interest Expense
----------------
Deposits                               331        282           960       860
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                             30         26            88       125
Other Borrowed Funds                    42         49           124       148
Long-Term Debt                          32         32            94        97
                                     -----      -----        ------    ------
      Total Interest Expense           435        389         1,266     1,230
                                     -----      -----        ------    ------
Net Interest Income                    486        467         1,455     1,471
-------------------
Provision for Loan Losses               60         40           180       555
                                     -----      -----        ------    ------
Net Interest Income After
 Provision for Loan Losses             426        427         1,275       916
                                     -----      -----        ------    ------
Noninterest Income
------------------
Processing Fees
 Securities                            202        164           577       484
 Other                                  63         54           177       157
                                     -----      -----        ------    ------
                                       265        218           754       641
Trust and Investment Fees               46         42           134       119
Service Charges and Fees                92        101           280       315
Securities Gains                        51         15            91        78
Other                                   50         56           189       536
                                     -----      -----        ------    ------
    Total Noninterest Income           504        432         1,448     1,689
                                     -----      -----        ------    ------
Noninterest Expense
-------------------
Salaries and Employee Benefits         269        253           789       750
Net Occupancy                           42         41           126       127
Furniture and Equipment                 23         22            70        68
Other                                  139        139           399       410
                                     -----      -----        ------    ------
  Total Noninterest Expense            473        455         1,384     1,355
                                     -----      -----        ------    ------
Income Before Income Taxes             457        404         1,339     1,250
Income Taxes                           165        155           488       480
Distribution on Preferred Securities    19          -            45         -
                                     -----      -----        ------    ------
Net Income                           $ 273      $ 249        $  806    $  770
----------                           =====      =====        ======    ======
Net Income Available to
 Common Shareholders                 $ 270      $ 246        $  799    $  762
-----------------------              =====      =====        ======    ======
Per Common Share Data:
----------------------
   Primary Earnings                  $0.69      $0.60        $ 2.00    $ 1.86
   Fully Diluted Earnings             0.69       0.60          2.00      1.81
   Cash Dividends                     0.24       0.22          0.72      0.62

Fully Diluted Shares Outstanding       394        414           400       422

------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                    (Unaudited)
                      For the nine months ended September 30, 1997
                                   (In millions)

                         Class A
                  Pre-   Pre-           Addi-            Securities Treas- Loan
                  ferred ferred  Common tional  Retained Valuation  ury    to
                  Stock  Stock   Stock  Capital Earnings Allowance  Stock  ESOP
                  ------ ------- ------ ------- -------- ---------- ------ ----
Balance,
 January 1, 1997    $111    $ 1  $3,332   $344   $2,798      $ 82   $1,524  $17
Changes:
  Net Income                                        806
  Cash Dividends
   Common Stock                                    (276)
   Preferred Stock                                   (8)
  Exercise of
   Warrants                          69     73
  Issuance of
   Common Stock                      33     18                         (34)
  Treasury Stock
   Acquired                                                          1,058
  Net Unrealized
   Gain on Secur-
   ities Avail-
   able for Sale                                               180
  Change in
   Cumulative
   Foreign
   Currency
   Translation
   Adjustment                                         (6)
                    ----     ---  ------   ----   ------      ----   ------  ---
Balance,
September 30, 1997  $111     $ 1  $3,434   $435   $3,314      $262   $2,548  $17
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
                                 (Unaudited)

                                                      For the nine months ended
                                                            September 30,
                                                           1997      1996
                                                           ----      ----
Operating Activities
 Net Income                                             $   806   $   770
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate      181       564
   Gain on Sale of Loans                                      -      (400)
   Depreciation and Amortization                            154       178
   Deferred Income Taxes                                    190        11
   Securities Gains                                         (91)      (78)
   Change in Trading Activities                            (325)      114
   Change in Accruals and Other, Net                        184      (434)
                                                        -------   -------
     Net Cash Provided by Operating Activities            1,099       725
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks            (662)     (204)
   Purchases of Securities Held-to-Maturity                (234)     (231)
   Maturities of Securities Held-to-Maturity                278       256
   Purchases of Securities Available-for-Sale            (1,034)   (1,112)
   Sales of Securities Available-for-Sale                   394       309
   Maturities of Securities Available-for-Sale              614       515
   Net Principal Disbursed on Loans to Customers         (3,173)   (2,392)
   Sales of Loans                                         1,244     3,988
   Sales of Other Real Estate                                19        58
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                    (2,596)      433
   Purchases of Premises and Equipment                      (30)      (38)
   Proceeds from the Sale of Premises and Equipment           -         2
   Acquisitions, Net of Cash Acquired                      (178)     (380)
   Partial Sale of Unconsolidated Subsidiary                  -        45
   Other, Net                                               (75)     (144)
                                                        -------   -------
     Net Cash Provided (Used) by Investing Activities    (5,433)    1,105
                                                        -------   -------
Financing Activities
   Change in Deposits                                     3,302       702
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                        199    (2,017)
   Change in Other Borrowed Funds                           561       279
   Proceeds from the Issuance of Tax Deductible
    Preferred Securities                                    400         -
   Proceeds from the Issuance of Long-Term Debt              25       100
   Repayments of Long-Term Debt                             (16)      (17)
   Issuance of Common Stock                                 226       205
   Treasury Stock Acquired                               (1,058)     (934)
   Cash Dividends Paid                                     (284)     (250)
                                                        -------   -------
     Net Cash Provided (Used) by Financing Activities     3,355    (1,932)
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                      (4)        8
                                                        -------   -------
Change in Cash and Due From Banks                          (983)      (94)
Cash and Due from Banks at Beginning of Period            6,032     4,711
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 5,049   $ 4,617
                                                        =======   =======
-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
   Interest                                             $ 1,267   $ 1,225
   Income Taxes                                             263       485
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                              9        50
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

2.  Allowance for Loan Losses
    -------------------------

     Transactions in the allowance for loan losses are summarized as follows:

                                           Nine months ended
                                             September 30,
(In millions)                            1997            1996
                                        -----           -----
 Balance, Beginning of Period           $ 901           $ 756
  Charge-offs                            (355)           (461)
  Recoveries                               45             107
                                        -----           -----
  Net Charge-Offs                        (310)           (354)

  Provision                               180             555
                                        -----           -----
 Balance, End of Period                 $ 771           $ 957
                                        =====           =====

3.  Capital Transactions
    --------------------

     In 1996, the Company announced a plan to buy back through the end of 1997 up to 30 million shares of its common stock. As of October 31, 1997, 26.4 million shares had been repurchased at a cost of $1,105 million.

     In the second quarter of 1997, the Company issued $400 million of 7.80% trust preferred securities.

     During the third quarter of 1997, warrant holders converted 0.6 million warrants into 2.5 million common shares, providing the Company with $39 million in capital. In October 1997, warrant holders converted an additional 0.4 million warrants into 1.6 million common shares, providing the Company with $24 million in capital.

4.  New Accounting Pronouncement
    ----------------------------

     In the fourth quarter of 1997, the Company will calculate earnings per share (EPS) based on a new accounting pronouncement. The presentation of "primary" and "fully diluted" EPS will be replaced with "basic" and "diluted" EPS. The effect of the new accounting pronouncement is not expected to be material. Basic and diluted EPS for the three and nine months ended September 30, 1997, for each previously reported period in 1996, and for the years 1993 to 1996 are presented in
Exhibit 11.1.

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

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

     The Company's reported third quarter fully diluted earnings per share were a record 69 cents, up 15% from the 60 cents earned in the third quarter of 1996. Third quarter net income was $273 million, up 10% from $249 million earned in the same period last year.

     The Company has agreed to sell substantially all of its remaining credit card operations to Chase Manhattan Bank USA, National Association. In another transaction, the Company has agreed to sell almost all of its remaining portfolio of late cycle delinquent and bankrupt accounts. These transactions are expected to close prior to year end and include approximately $4.2 billion in receivables and 3.7 million cards. The Company expects to recognize a net gain on these sales of approximately $200 million in the fourth quarter.

     Earnings per share, on a fully diluted basis, were a record $2.00 for the first nine months of 1997, up 15% from the $1.74 earned last year on a normalized basis. In the second quarter of 1996, the Company recorded a net gain of $31 million, or 7 cents per share, on the sale of its Union credit card portfolio. Net income for the first nine months of 1997 was a record $806 million, an increase of 9% over last year's $739 million on a normalized basis.

     Including the $400 million pre-tax gain on the sale of the Union portfolio and the $350 million provision related to credit cards in 1996, net income was $770 million for the nine month period and earnings per share was $1.81.

     Return on average common equity was a record 22.06% in the third quarter of 1997, compared with 21.84% in the second quarter of 1997 and 19.63% in the third quarter of 1996. Return on average assets for the third quarter was 1.81% compared with 1.83% in the second quarter of 1997 and 1.92% in the third quarter of 1996.

     Tangible fully diluted earnings per share (earnings before the amortization of goodwill and intangibles) were $0.74 per share in the third quarter of 1997 compared with $0.64 per share in the third quarter of 1996. Tangible return on average common equity was 32.29% in the third quarter of 1997 compared with 27.83% in the third quarter of 1996; and tangible return on average assets was 2.00% in the third quarter of 1997 compared with 2.12% in the third quarter of 1996.

     Revenues from the Company's securities processing business continued their strong broad based performance and were up 23% over the third quarter of 1996, to $202 million. ADRs, corporate trust, government securities clearance, mutual funds, and stock transfer were particularly strong.

     Fees from other processing, which includes funds transfer, cash management, and trade finance, grew 15% over last year's third quarter with strong growth in all areas.

     Trust and investment continued to benefit from new business and strong markets in the third quarter of 1997 which combined to increase fees 10% to $46 million compared with $42 million last year.

     Net interest income, on a taxable equivalent basis, totaled $495 million in the third quarter compared with $476 million in the third quarter of last year.

     Average fully diluted shares outstanding were 394 million for the quarter, down from 399 million in the second quarter and down significantly from 414 million in the prior year period. The decline from the second quarter and prior year was the result of the Company's stock buyback program.

CAPITAL
-------

    The Company's estimated Tier 1 capital and Total capital ratios remained strong at 7.54% and 11.52% at September 30, 1997, compared with 7.83% and 12.00% at June 30, 1997, and 7.66% and 12.26% at September 30,
1996. Tangible common equity as a percent of total assets was 5.97% at September 30, 1997, compared with 5.92% at June 30, 1997, and 7.44% one year ago. The leverage ratio was 7.81% at September 30, 1997, compared with 8.04% at June 30, 1997, and 8.17% one year ago.

     The Company increased its quarterly cash stock dividend to 26 cents per share, an 8% increase over the 24 cents previously paid. This increase will result in an annual rate of $1.04 per share, the largest in the Company's history. The new dividend was payable on November 6, 1997 to holders of record as of October 24, 1997.

     In October, the Company authorized the redemption on December 1 of all shares outstanding of its 8.60% cumulative preferred stock at a stated value of $625, plus cumulative and unpaid dividends.

NET INTEREST INCOME
-------------------

                          3rd       2nd       3rd
                        Quarter   Quarter   Quarter     Year-to-date
                        -------   -------   -------     ------------
(In millions)             1997      1997      1996       1997    1996
                        ---------------------------   ----------------

Net Interest Income       $495      $489      $476     $1,480  $1,499

Net Interest Rate
 Spread                   2.97%     3.12%     3.29%      3.13%   3.37%

Net Yield on Interest
 Earning Assets           4.02      4.08      4.28       4.11    4.35

     Net interest income on a taxable equivalent basis increased to $495 million in the third quarter of 1997 from $489 million in the second quarter of 1997 and $476 million in the third quarter of 1996. The net interest rate spread was 2.97% in the third quarter of 1997, compared with 3.12% in the second quarter of 1997 and 3.29% one year ago. The net yield on interest-earning assets was 4.02% compared with 4.08% in the second quarter of 1997 and 4.28% in last year's third quarter.

     For the first nine months of 1997, net interest income, on a taxable equivalent basis, amounted to $1,480 million compared with $1,499 million in the same period of 1996. The year-to-date net interest rate spread was 3.13% in 1997 compared with 3.37% in 1996, while the net yield on interest-earning assets was 4.11% in 1997 and 4.35% in 1996.

     The increase in net interest income compared with the third quarter of 1996 was primarily attributable to growth in corporate lending.

     Interest lost on loans on nonaccrual status at September 30, 1997 and 1996 reduced net interest income by $4 million for the three months ended September 30, 1997 and 1996, and by $10 million and $12 million for the nine months ended September 30, 1997 and 1996.

NONINTEREST INCOME
------------------
                                   3rd Quarter         Year-to-date
                                   -----------        --------------
(In millions)                    1997       1996      1997      1996
                                -----------------   -----------------
Processing Fees
  Securities                     $202       $164    $  577    $  484
  Other                            63         54       177       157
                                 ----       ----    ------    ------
                                  265        218       754       641
Trust and Investment Fees          46         42       134       119
Service Charges and Fees           92        101       280       315
Securities Gains                   51         15        91        78
Foreign Exchange and
 Other Trading Activities          35         12        87        43
Sale of Credit Card Portfolio       -          -         -       400
Other                              15         44       102        93
                                 ----       ----    ------    ------
Total Noninterest Income         $504       $432    $1,448    $1,689
                                 ====       ====    ======    ======

     Securities processing fees increased 23% to $202 million compared with $164 million in the third quarter of 1996. In the first nine months of 1997, securities processing fees were $577 million compared with $484 million in 1996. Strong internal growth in almost all areas drove the increase in revenue. The Company reported $51 million of securities gains in the third quarter of 1997 compared with $33 million in the second quarter and $15 million last year. Revenues from foreign exchange and other trading activities were $35 million compared with $25 million in the second quarter and $12 million in the third quarter of 1996. Included in other income in the third quarter of 1996 was a gain of $21 million on the sale of a portion of the Company's interest in Wing Hang Bank.

TRADING ACTIVITIES
------------------

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 1997 are as follows:

                                                             3rd Quarter
                                 September 30, 1997         1997 - Average
                             ---------------------------  ------------------
                                        Trading Account     Trading Account
                             Notional ------------------  ------------------
(In millions)                 Amount  Assets Liabilities  Assets Liabilities
                             -------- ------ -----------  ------ -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                  $ 8,129  $    4    $    -    $    3    $    -
 Swaps                        11,614     109        89        91        92
 Written Options              20,225       -        27         -        27
 Purchased Options            22,948      45         -        40         -

Foreign Exchange Contracts:
 Swaps                            56       -         -         -         -
 Written Options              46,374       -       802         -       938
 Purchased Options            50,678     774         -       850         -
 Commitments to Purchase
  and Sell Foreign Exchange   57,892     655       636       966       848

Securities                               529        20       329        11
                                      ------    ------    ------    ------
Total Trading Account                 $2,116    $1,574    $2,279    $1,916
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

     The Company manages trading risk through a system of position limits, an earnings at risk methodology, stop loss advisory triggers, and other market sensitivity measures. Earnings at risk is designed to measure with 95% certainty the Company's exposure to changes in earnings resulting from price fluctuations in the trading portfolio over a 24 hour period. The total trading portfolio's pre-tax earnings at risk averaged approximately $3.6 million for the third quarter of 1997, and ranged from approximately $1.7 million to $5.9 million. During the third quarter of 1997, daily trading revenue before brokerage expense averaged approximately $0.7 million, and ranged from approximately a gain of $3.5 million to a loss of $0.6 million. During this period, total trading losses did not exceed the Company's total earnings at risk estimates on any given trading day.

NONINTEREST EXPENSE AND INCOME TAXES
---------------------------------------

     Total noninterest expense for the quarter was $473 million, up 4% from $455 million in the same period last year. Year-to-date noninterest expense was $1,384 million compared with $1,355 million in 1996. Noninterest expense for the third quarter included $7 million, approximately 1 cent per share, related to making computer systems year 2000 compliant.

     The efficiency ratio for the third quarter was 50.1% versus 50.9% one year ago. For the first nine months of 1997 the efficiency ratio was 48.8% compared with 50.0% last year.

     The effective tax rates for the third quarter and first nine months of 1997 were 36.1% and 36.4% compared with 38.4% for both periods in 1996.

NONPERFORMING ASSETS
--------------------
                                                     Change
                                                   3Q 1997 vs
(Dollars in millions)        9/30/97    6/30/97    2Q 1997
                             --------------------------------
Loans:
    Commercial Real Estate    $ 19       $ 57        $(38)
    Other Commercial            90         42          48
    Foreign                     36         36           -
    Community Banking           59         67          (8)
                              ----       ----
  Total Loans                  204        202           2
Other Real Estate               32         41          (9)
                              ----       ----
  Total                       $236       $243          (7)
                              ====       ====
Nonperforming Assets
 Ratio                         0.6%       0.6%
Allowance/Nonperforming
 Loans                       376.8      411.0
Allowance/Nonperforming
 Assets                      326.5      342.1


     The increase in the other commercial category was the result of a large loan to a retailer. The decline in commercial real estate is attributable to the sale of two properties, one in California and one in Pennsylvania. Overall nonperforming assets declined for the twenty-fifth consecutive quarter to $236 million at September 30, 1997, down from $243 million at June 30, 1997.

     At September 30, 1997, impaired loans (nonaccrual loans over $1 million) aggregated $155 million, of which $120 million exceeded their fair value by $56 million. Impaired loans at September 30, 1996, totaled $136 million, of which $98 million exceeded their fair value by $28 million. For the third quarters of 1997 and 1996, the average amount of impaired loans was $152 million and $138 million and interest income (cash received) on them was $140 thousand and $79 thousand.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
---------------------------------------

                                3rd     2nd     3rd
                              Quarter Quarter Quarter    Year-to-date
                              ------- ------- -------    ------------
(in millions)                   1997    1997    1996     1997    1996
                              -----------------------    ------------
Provision                       $ 60    $ 60    $ 40    $ 180    $555*
                                ----    ----    ----    -----    ----
Net (Charge-offs) Recoveries:
  Commercial Real Estate           1       -      (7)       2     (10)
  Other Commercial               (26)     (6)    (12)     (35)    (18)
  Credit Card**                  (95)    (88)    (65)    (276)   (348)
  Other Consumer                  (1)     (1)     (3)      (3)     (7)
  Foreign                          1       -      27        4      39
  Other                           (1)     (2)     (5)      (2)    (10)
                                ----    ----    ----    -----    ----
     Total                      (121)    (97)    (65)    (310)   (354)
                                ----    ----    ----    -----    ----
Change in Allowance             $(61)   $(37)   $(25)   $(131)   $201
                                ====    ====    ====    =====    ====
Other Real Estate
  Expenses (Recoveries)         $ (2)   $  1    $  -    $  (1)   $ (1)

*  Includes a provision of $350 million for credit card accounts.
** Includes a $21 million recovery in the third quarter of 1996 and a $99 million charge-off in the second quarter of 1996 related to past due and bankrupt Union credit card accounts not sold to Household.

     Net charge-offs of credit card loans were $95 million for the third quarter. Credit card loans outstanding were $4.2 billion at September 30, 1997, and June 30, 1997.

     The allowance for loan losses was $771 million, or 2.01% of loans at September 30, 1997, compared with $832 million, or 2.13% of loans at June 30, 1997. The ratio of the allowance to nonperforming assets was 327% at September 30, 1997.

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

     Based on this system, the sectors contributed to the Company's profitability for the third quarter and first nine months as follows:


                           Trust, and
                           Securities
                            and Other    Retail     Corporate
(In millions)              Processing    Banking     Banking
                           ----------  ----------  ----------
3rd Quarter                1997  1996  1997  1996  1997  1996
                           ----  ----  ----  ----  ----  ----
Net Interest Income on a
 Taxable Equivalent Basis  $ 68  $ 54  $235  $252  $148  $140
Provision for Loan Losses     0     0    97    68    25    (3)
Noninterest Income          332   282    44    55    65    59
Noninterest Expense         228   199   138   168    60    49
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $172  $137  $ 44  $ 71  $128  $153
                           ====  ====  ====  ====  ====  ====



(In millions)                Other         Total
                           ----------  -------------
3rd Quarter                1997  1996    1997   1996
                           ----  ----  ------ ------
Net Interest Income on a
 Taxable Equivalent Basis  $ 44  $ 30  $  495 $  476
Provision for Loan Losses   (62)  (25)     60     40
Noninterest Income           63    36     504    432
Noninterest Expense          47    39     473    455
                           ----  ----  ------ ------
Income Before Taxes        $122  $ 52  $  466 $  413
                           ====  ====  ====== ======


                           Trust, and
                           Securities
                            and Other    Retail     Corporate
(In millions)              Processing    Banking     Banking
                           ----------  ----------  ----------
Year-to-date               1997  1996  1997  1996  1997  1996
                           ----  ----  ----  ----  ----  ----
Net Interest Income on a
 Taxable Equivalent Basis  $196  $158  $703  $834  $465  $416
Provision for Loan Losses     0     1   279   355    32    (2)
Noninterest Income          951   809   139   168   190   192
Noninterest Expense         658   580   413   502   170   158
                           ----  ----  ----  ----  ----  ----
Income Before Taxes        $489  $386  $150  $145  $453  $452
                           ====  ====  ====  ====  ====  ====


(In millions)                Other         Total
                           ----------  -------------
Year-to-date               1997  1996    1997   1996
                           ----  ----  ------ ------
Net Interest Income on a
 Taxable Equivalent Basis  $116  $ 91  $1,480 $1,499
Provision for Loan Losses  (131)  201     180    555
Noninterest Income          168   520   1,448  1,689
Noninterest Expense         143   115   1,384  1,355
                           ----  ----  ------ ------
Income Before Taxes        $272  $295  $1,364 $1,278
                           ====  ====  ====== ======

Trust, and Securities and Other Processing
------------------------------------------

     In the Trust, and Securities and Other Processing Sector, securities processing fees increased 23% to $202 million compared with $164 million in the third quarter of 1996. In the first nine months of 1997, securities processing fees were $577 million compared with $484 million in 1996. Strong internal growth in almost all areas drove the increase in revenue. ADRs, corporate trust, government securities clearance, mutual funds, and stock transfer were particularly strong. Fee revenues from issuer services, custody, and securities industry products were $80 million, $68 million, and $54 million in the third quarter of 1997 compared with $55 million, $61 million, and $48 million in 1996. Fees from other processing increased 15% over the third quarter of last year. Fees from trust and investment grew 10% in the third quarter of 1997, reflecting new business and generally strong markets. The rise in noninterest expense is primarily related to this growth.

Retail
------

     The decrease in net interest income, noninterest income, and noninterest expense in the Retail Banking Sector principally reflects the sale of approximately $900 million of credit card receivables in the first quarter of 1997 and $3.4 billion of credit card receivables in the second quarter of 1996. The provision for loan losses in the Retail Banking Sector principally reflects charge-offs on Consumers Edge accounts opened in 1994 and 1995.

Corporate
---------

     Net interest income increased in the Corporate Banking Sector due to strong loan growth particularly in the U.S. Commercial Banking Group. For the third quarter of 1997, average outstandings in U.S. Commercial Banking increased 27% from the third quarter of last year. Average outstandings in the Special Industries Group and Community and Secured Lending Group each increased more than 7% from last year's third quarter. Income from the Company's offshore banking subsidiaries was lower in the third quarter of 1997 compared to last year. The 1996 provision for loan losses included recoveries of $20 million from the Republic of Croatia in the third quarter and $13 million from the Republic of Slovenia in the second quarter.

Other
-----

     The Other Sector includes the difference between the total provision for loan losses and that charged off by the sectors. Securities gains increased to $51 million from $15 million in the third quarter of 1996. Noninterest income includes gains of $21 million in the third quarter of 1996 and $27 million in the first quarter of 1997 on the sale of portions of the Company's interest in Wing Hang Bank and $400 million on the sale of credit card loans in the second quarter of 1996.


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)

                             For the three months      For the three months
                           ended September 30, 1997  ended September 30, 1996
                           ------------------------  -------------------------
                           Average          Average  Average           Average
                           Balance Interest  Rate    Balance  Interest   Rate
                           ------- -------- -------  -------  --------  ------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 3,207   $   45   5.55%  $ 1,469   $   22   5.92%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,677       37   5.43     2,607       36   5.41
Loans
 Domestic Offices           22,346      515   9.15    22,531      523   9.23
 Foreign Offices            15,041      252   6.65    12,178      202   6.61
                           -------   ------          -------   ------
   Total Loans              37,387      767   8.14    34,709      725   8.31
                           -------   ------          -------   ------
Securities
 U.S. Government
  Obligations                2,788       40   5.74     2,950       43   5.84
 U.S. Government Agency
  Obligations                  360        6   6.47       449        7   6.35
 Obligations of States and
  Political Subdivisions       659       14   8.56       671       15   8.85
 Other Securities,
  including Trading
  Securities                 1,721       21   4.89     1,353       17   4.94
                           -------   ------          -------   ------
   Total Securities          5,528       81   5.86     5,423       82   6.03
                           -------   ------          -------   ------
Total Interest-Earning
 Assets                     48,799      930   7.56%   44,208      865   7.78%
                                     ------                    ------
Allowance for Loan Losses     (821)                     (971)
Cash and Due from Banks      3,661                     2,516
Other Assets                 7,959                     5,724
                           -------                   -------
  TOTAL ASSETS             $59,598                   $51,477
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,399       51   4.62%  $ 3,766       41   4.30%
 Savings                     7,874       50   2.53     8,167       55   2.70
 Certificates of Deposit
  $100,000 & Over              751       11   5.55       811       11   5.32
 Other Time Deposits         2,421       31   5.07     2,595       31   4.74
 Foreign Offices            15,044      188   4.96    11,755      144   4.88
                           -------   ------          -------   ------
  Total Interest-Bearing
   Deposits                 30,489      331   4.31    27,094      282   4.14
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,277       30   5.18     1,977       26   5.11
Other Borrowed Funds         3,053       42   5.54     3,485       49   5.60
Long-Term Debt               1,807       32   6.96     1,862       32   6.86
                           -------   ------          -------   ------
  Total Interest-Bearing
   Liabilities              37,626      435   4.59%   34,418      389   4.49%
                                     ------                    ------
Noninterest-Bearing
 Deposits                    9,795                     8,312
Other Liabilities            6,205                     3,648
Minority Interest-
  Preferred Securities       1,000                         -
Preferred Stock                112                       113
Common Shareholders'
 Equity                      4,860                     4,986
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $59,598                   $51,477
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  495   2.97%            $  476   3.29%
                                     ======   ====             ======   ====
 Net Yield on Interest-
  Earning Assets                              4.02%                     4.28%
                                              ====                      ====


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)


                             For the nine months       For the nine months
                           ended September 30, 1997  ended September 30, 1996
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 2,866   $  118   5.49%  $ 1,516   $   65   5.70%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,587      105   5.42     2,402       96   5.37
Loans
 Domestic Offices           22,529    1,563   9.28    24,812    1,728   9.31
 Foreign Offices            14,704      718   6.53    11,937      595   6.66
                           -------   ------          -------   ------
   Total Loans              37,233    2,281   8.19    36,749    2,323   8.45
                           -------   ------          -------   ------
Securities
 U.S. Government
  Obligations                2,742      119   5.79     2,937      127   5.76
 U.S. Government Agency
  Obligations                  390       19   6.43       460       22   6.30
 Obligations of States and
  Political Subdivisions       645       42   8.63       653       44   8.95
 Other Securities,
  including Trading
  Securities                 1,652       62   5.10     1,293       52   5.33
                           -------   ------          -------   ------
   Total Securities          5,429      242   5.97     5,343      245   6.09
                           -------   ------          -------   ------
Total Interest-Earning
 Assets                     48,115    2,746   7.63%   46,010    2,729   7.92%
                                     ------                    ------
Allowance for Loan Losses     (843)                     (808)
Cash and Due from Banks      3,820                     2,730
Other Assets                 7,703                     5,568
                           -------                   -------
  TOTAL ASSETS             $58,795                   $53,500
                           =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,183      141   4.49%  $ 3,827      123   4.29%
 Savings                     8,005      152   2.54     8,217      169   2.75
 Certificates of Deposit
  $100,000 & Over              721       29   5.44       940       37   5.32
 Other Time Deposits         2,494       93   4.94     2,575       92   4.76
 Foreign Offices            14,951      545   4.88    11,882      439   4.93
                           -------   ------          -------   ------
  Total Interest-Bearing
   Deposits                 30,354      960   4.23    27,441      860   4.18
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,256       88   5.20     3,165      125   5.26
Other Borrowed Funds         3,168      124   5.23     3,570      148   5.54
Long-Term Debt               1,810       94   6.91     1,888       97   6.86
                           -------   ------           ------   ------
  Total Interest-Bearing
   Liabilities              37,588    1,266   4.50%   36,064    1,230   4.55%
                                     ------                    ------
Noninterest-Bearing
 Deposits                    9,418                     8,776
Other Liabilities            5,958                     3,491
Minority Interest-
  Preferred Securities         773                         -
Preferred Stock                112                       113
Common Shareholders'
 Equity                      4,946                     5,056
                           -------                    ------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $58,795                   $53,500
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $1,480   3.13%            $1,499   3.37%
                                     ======   ====             ======   ====
 Net Yield on Interest-
  Earning Assets                              4.11%                     4.35%
                                              ====                      ====


PART 2.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

    Exhibit 11 - Statement Re: Computation of Earnings Per Common Share for the Three and Nine Months Ended September 30, 1997 and 1996.

    Exhibit 11.1 - Statement Re: Restated Computation of Earnings Per Common Share under Statement of Financial Accounting Standards
    No. 128, "Earnings per Share".

    Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred Stock Dividends for the Three and Nine Months Ended September 30, 1997 and 1996.

    Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at September 30, 1997 and for the Nine Months Ended September 30, 1997.

(b)  The Company filed the following reports on Form 8-K since
     June 30, 1997:

    On July 14, 1997, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1997 contained in the Company's press release dated July 14, 1997.

    On October 21, 1997, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the third quarter of 1997 contained in the Company's press release dated October 21, 1997.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: November 13, 1997           By:  \s\ Robert E. Keilman
                                       -----------------------
                                Name:  Robert E. Keilman
                               Title:  Comptroller

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
-------           -----------


   11 Computation of Earnings Per Common Share for the Three and Nine Months Ended September 30, 1997 and 1996.

   11.1 Restated Computation of Earnings Per Common Share under Statement of Financial Accounting Standards
               No. 128, "Earnings per Share".

   12          Ratio of Earnings to Fixed Charges and Ratio of
               Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred
               Stock Dividends for the Three and Nine Months Ended September 30, 1997 and 1996.

   27 Financial Data Schedule containing selected financial data at September 30, 1997 and for the Nine Months Ended September 30, 1997.