Form 10-K
period 1997-12-31
BANK OF NEW YORK CO INC
filed 1998-03-27
CIK 9626

                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
   [X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                          For The Fiscal Year Ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
          Title of each class                               on which registered
          -------------------                          -----------------------
Common Stock, $7.50 par value                          NEW YORK STOCK EXCHANGE
Preferred Stock Purchase Rights                        NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

          Title of each class
          -------------------
Warrants to Purchase Common Stock
Class A, 7.75% Cumulative Convertible Preferred Stock
7.97% Capital Securities, Series B
7.80% Trust Preferred Securities, Series C
7.05% Preferred Securities, Series D

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X     No
   -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 27, 1998 consisted of:

Common Stock ($7.50 par value)                               $21,700,774,297
                                                      (based on closing price
                                                   on New York Stock Exchange)

The number of shares outstanding of the registrant's Common Stock $7.50 par value was 370,557,512 shares on February 27, 1998

                            DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

PART I
------
ITEM 1.  BUSINESS
-----------------

INTRODUCTION

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in the "Business Review" section of the Company's 1997 Annual Report to Shareholders which description is included in
Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

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

     The Company's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York ("BNY"), a New York chartered banking corporation, is a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve Board. BNY is also subject to regulation, supervision and examination by the New York Banking Department.

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

     In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 capital to average total assets) guidelines for bank holding companies and banks, and the FDIC has established substantially identical minimum leverage requirements for state chartered FDIC-insured, non-member banks. The Federal Reserve Board's guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest regulatory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it. See "FDICIA" below.

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

     Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under applicable regulations, an FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least
5%, a Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets and certain off-balance sheet items) of at least 6% and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e., if it has a Total Capital Ratio of 8% or greater, a Tier 1 Capital Ratio of 4% or greater and a Leverage Ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. Depository institutions that are not well capitalized are subject to restrictions on receipt of brokered deposits. In addition, bank regulators can be expected to restrain acquisitions and new activities by bank holding companies and banks that are not well capitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For an undercapitalized depository institution's capital restoration plan to be acceptable, its holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. In the event of the parent holding company's bankruptcy, such guarantee would take priority over the parent's general unsecured creditors. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

     As of December 31, 1997 and 1996, capital ratios for the Company and BNY were categorized as well capitalized as set forth in the table below.

                 December 31, 1997       December 31, 1996
                --------------------   ---------------------       Well
                                                                Capitalized
                  Company    BNY         Company    BNY         Guidelines
                  -------    ---         -------    ---         ----------

Tier I               7.92%  7.70%           8.34%  7.03%            6%
Total Capital       11.97  10.38           12.78  10.26            10
Leverage             7.59   7.42            8.70   6.89             5
Tangible Common
 Equity              6.47   7.57            6.99   6.68

     At December 31, 1997, the amounts of capital by which the Company and BNY exceed the well capitalized guidelines are as follows:


                            Company       BNY
(in millions)               -------       ---

    Tier 1                   $1,092    $  920
    Total Capital             1,118       206
    Leverage                  1,539     1,359

     The following table presents the components of the Company's risk-based capital at December 31, 1997 and 1996:

(in millions)                                    1997              1996
                                                 ----              ----
Common Stock                                   $5,000            $5,015
Preferred Stock                                     1               112
Minority Interest                               1,000               600
Adjustments: Intangibles                       (1,174)           (1,003)
             Securities Valuation Allowance      (320)              (82)
             50% Investment in Section 20
               Subsidiary                           -               (29)
                                               ------            ------
Tier 1 Capital                                  4,507             4,613

Qualifying Long-term Debt                       1,662             1,796
Qualifying Allowance for Loan Losses              641               695
Adjustment: 50% Investment in Section 20
              Subsidiary                            -               (29)
                                               ------            ------
Tier 2 Capital                                  2,303             2,462
                                               ------            ------
Total Risk-based Capital                       $6,810            $7,075
                                               ======            ======

     The following table presents the components of the Company's risk adjusted assets at December 31, 1997 and 1996:
                                               1997                   1996
                                      -------------------   --------------------
                                      Balance               Balance
(in millions)                         sheet/     Risk       sheet/     Risk
                                      notional   adjusted   notional   adjusted
Assets                                amount     balance    amount     balance
------                                --------   --------   --------   --------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks           $  7,895    $ 1,064   $  7,419    $   758
Securities                               6,628      1,371      5,053        904
Trading Assets                           2,616        142      1,547         67
Fed Funds Sold and Securities
  Purchased Under Resale Agreements      2,820        439        562         65
Loans                                   35,127     30,952     37,006     33,518
Allowance for Loan Losses                 (641)         -       (901)         -
Other Assets                             5,516      3,469      5,079      3,600
                                      --------     ------   --------    -------
Total Assets                          $ 59,961     37,437   $ 55,765     38,912
                                      ========    -------   ========    -------
Off-Balance Sheet Exposures
---------------------------
Commitments to Extend Credit          $ 38,799     12,936   $ 47,111     11,612
Securities Lending Indemnifications     41,041          -     23,881          -
Standby Letters of Credit and
   Other Guarantees                      8,052      5,863      6,447      4,610
Interest Rate Contracts                 61,523        118     29,518         69
Foreign Exchange Contracts             142,204        558    101,527        401
                                      --------    -------   --------    -------
Total Off-Balance Sheet Exposures     $291,619     19,475   $208,484     16,692
                                      ========    -------   ========    -------
Gross Risk Adjusted Assets                         56,912                55,604
Less: Allowance for Loan Losses not
      Qualifying as Risk Based Capital                  -                   206
      Investment in Section 20
      Subsidiary                                        -                    58
                                                  -------               -------
Risk Adjusted Assets                              $56,912               $55,340
                                                  =======               =======

FDIC Insurance Assessments

     BNY is subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule to determine the assessment rates for most FDIC-insured depository institutions. Effective January 1, 1997, under the schedule, the premiums range from zero to $.27 for every $100 of deposits. Each financial institution is assigned to one of nine categories based on the institutions capital ratios and supervisory evaluations, and the premium paid by the institution is based on the category. Under the present schedule institutions in the highest of the three capital categories and the highest of three supervisory categories pay no premium and institutions in the lowest of these categories pay $.27 per $100 of deposits. In addition, the Deposit Insurance Funds Act provides for assessments at all insured depository institutions to pay for the cost of the Financing Corporation (a governmental agency) funding. The assessment will be based on deposit levels and will be approximately 1.296 basis points.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. In addition, IBBEA provides that national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation between the date of enactment of IBBEA and May 31, 1997 expressly prohibiting interstate mergers. A bank may also establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger.

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

ADDITIONAL FINANCIAL INFORMATION
------------------------------------------------------------------------------
Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
                       1997                  1996                  1995
===============================================================================
                             Aver-                 Aver-                 Aver-
              Average  Int-    age  Average  Int-    age  Average  Int-    age
              Balance  erest  Rate  Balance  erest  Rate  Balance  erest  Rate
              -----------------------------------------------------------------
Assets
------
Interest-
 Bearing
 Deposits
 in Banks
 (Primarily
  Foreign)    $ 3,277 $  188  5.75% $ 1,585 $   91  5.71% $ 1,682 $  106  6.28%
Federal Funds
 Sold and
 Securities
 Purchased
 Under Resale
 Agreements     2,964    162  5.46    2,356    126  5.35    3,280    193  5.89
Loans
 Domestic
 Offices
  Credit Card   3,329    472 14.17    6,905    886 12.83    7,637    989 12.96
  Other
   Consumer     3,503    291  8.31    3,567    362 10.16    3,514    392 11.14
  Commercial   14,744  1,167  7.91   13,945  1,023  7.34   13,215  1,047  7.92
 Foreign
 Offices       15,001    984  6.56   12,281    810  6.59   11,055    805  7.28
              -------  -----        ------- ------        ------- ------
 Total Loans   36,577  2,914* 7.97   36,698  3,081* 8.40   35,421  3,233* 9.13
              ------- ------        ------- ------        ------- ------
Securities
 U.S.
  Government
  Obligations   3,225    189  5.86    3,365    197  5.84    3,301    191  5.78
 Obligations
  of States
  and Political
  Subdivisions    652     56  8.57      656     58  8.91      650     68 10.50
 Other
  Securities,
   including
   Trading
   Securities
  Domestic
   Offices      1,360     52  3.81      811     37  4.56    1,076     65  6.10
  Foreign
   Offices        485     34  6.92      511     31  6.11      233     14  6.31
              ------- ------        ------- ------        ------- ------
   Total Other
   Securities   1,845     86  4.63    1,322     68  5.16    1,309     79  6.13
              ------- ------        ------- ------        ------- ------
 Total
  Securities    5,722    331  5.77    5,343    323  6.05    5,260    338  6.45
              ------- ------        ------- ------        ------- ------
Total Inter-
 est-Earning
 Assets        48,540 $3,595  7.40%  45,982 $3,621  7.88%  45,643 $3,870  8.48%
                      ======                ======                ======
Allowance for
 Loan Losses     (784)                 (837)                 (739)
Cash and Due
 from Banks     3,798                 2,805                 2,971
Other Assets    7,688                 5,699                 5,178
              -------               -------               -------
Total Assets  $59,242               $53,649               $53,053
              =======               =======               =======
Assets
 Attributable
 to Foreign
 Offices **     33.35%                28.50%                25.73%
                =====                 =====                 =====

*Includes fees of $154 million in 1997, $139 million in 1996, and $134 million in 1995. Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest. Taxable equivalent adjustments were $34 million in 1997, $38 million in 1996, and $39 million in 1995 and are based on the federal statutory tax rate
 (35%) and applicable state and local taxes.

**Includes Cayman Islands branch office.

Continued on page 9

Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
                          1997                 1996                  1995
===============================================================================
                                Aver-               Aver-                 Aver-
                 Average  Int-    age Average  Int-   age  Average  Int-    age
                 Balance  erest  Rate Balance  erest Rate  Balance  erest  Rate
                 --------------------------------------------------------------
Liabilities and
Shareholders'
Equity
---------------
Interest-Bearing
Deposits
 Domestic
 Offices
  Money Market
   Rate Accounts $ 4,326 $  196 4.54% $ 3,855 $  166 4.30% $ 3,451 $  153 4.44%
  Savings          7,921    202 2.55    8,188    223 2.72    7,909    243 3.07
  Certificates
   of Deposit
   of $100,000
   or More           675     37 5.48      895     48 5.32    1,673     95 5.68
  Other Time
   Deposits        2,514    124 4.92    2,547    121 4.75    2,560    143 5.60
                 ------- ------       ------- ------       ------- ------
  Total Domestic
   Offices        15,436    559 3.62   15,485    558 3.60   15,593    634 4.07
                 ------- ------       ------- ------       ------- ------
 Foreign Offices
  Banks in
   Foreign
   Countries       5,304    225 4.25    4,645    225 4.85    3,968    218 5.48
  Government and
   Official
   Institutions    1,290     69 5.33    1,236     62 5.05    1,394     81 5.78
  Other Time and
   Savings         8,308    437 5.27    6,351    307 4.85    6,041    332 5.52
                 ------- ------       ------- ------       ------- ------
  Total Foreign
   Offices        14,902    731 4.91   12,232    594 4.87   11,403    631 5.54
                 ------- ------       ------- ------       ------- ------
  Total Interest-
   Bearing
   Deposits       30,338  1,290 4.25   27,717  1,152 4.16   26,996  1,265 4.69
                 ------- ------       ------- ------       ------- ------
Federal Funds
 Purchased and
 Securities Sold
 Under Repurchase
 Agreements        2,410    121 5.00    2,957    155 5.23    2,804    161 5.75
Other Borrowed
 Funds             3,177    168 5.27    3,406    186 5.47    3,962    246 6.22
Long-Term Debt     1,815    126 6.92    1,870    129 6.90    1,773    130 7.30
                 ------- ------       ------- ------       ------- ------
  Total Interest-
   Bearing
   Liabilities    37,740 $1,705 4.52%  35,950 $1,622 4.51%  35,535 $1,802 5.07%
                         ======               ======               ======
Noninterest-
Bearing Deposits
 Domestic Offices  9,423                8,838                9,012
 Foreign Offices     149                   44                   53
                 -------              -------              -------
   Total
    Noninterest-
    Bearing
    Deposits       9,572                8,882                9,065
                 -------              -------              -------
Other Liabilities  6,050                3,621                3,685
Minority Interest
 - Preferred
 Securities          830                   26                    -
Preferred Stock      103                  113                  115
Common
 Shareholders'
 Equity            4,947                5,055                4,653
                 -------              -------              -------
Total Liabilities
 and Share-
 holders' Equity $59,242              $53,647              $53,053
                 =======              =======              =======
Net Interest
  Earnings and
  Interest
  Rate Spread            $1,890 2.88%         $1,999 3.37%         $2,068 3.41%
                         ======               ======               ======
Net Yield on
Interest-Earning
Assets                          3.89%                4.35%                4.53%
                                ====                 ====                 ====
Liabilities
    Attributable
    to Foreign
    Offices        30.00%               26.69%               24.94%
                   =====                =====                =====

Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
----------------------------------------------------------------
                               1997 vs. 1996               1996 vs. 1995
                        -------------------------------------------------------
                       Increase (Decrease)         Increase (Decrease)
                       due to change in:           due to change in:
                       ------------------   Total   ------------------   Total
                        Average Average  Increase    Average Average  Increase
                        Balance    Rate (Decrease)   Balance    Rate (Decrease)
                        ------- ------- ----------   ------- ------- ----------
Interest Income
---------------
  Interest-Bearing
   Deposits in Banks      $  96   $   1    $   97     $  (6)   $ (9)    $ (15)
  Federal Funds Sold
   and Securities
   Purchased Under
   Resale Agreements         33       3        36       (51)    (16)      (67)
  Loans
  Domestic Offices
      Credit Card          (498)     84      (414)      (94)     (9)     (103)
      Other Consumer         (5)    (66)      (71)        6     (36)      (30)
      Commercial             61      83       144        56     (80)      (24)
  Foreign Offices           178      (4)      174        85     (80)        5
                          -----   -----     -----     -----  ------    ------
      Total Loans          (264)     97      (167)       53    (205)     (152)
  Securities
   U.S. Government
    Obligations              (9)      1        (8)        4       2         6
   Obligations of
    States and
    Political
    Subdivisions              -      (2)       (2)        1     (11)      (10)
   Other Securities,
   including Trading
   Assets
    Domestic Offices         22      (7)       15       (14)    (14)      (28)
    Foreign Offices          (2)      5         3        17       -        17
                          -----   -----     -----     -----   -----    ------
      Total Other
       Securities            20      (2)       18         3     (14)      (11)
                          -----   -----     -----     -----   -----    ------
     Total Securities        11      (3)        8         8     (23)      (15)
                          -----   -----     -----     -----   -----    ------
        Total Interest
         Income            (124)     98       (26)        4    (253)     (249)
                          -----   -----     -----     -----   -----    ------
Interest Expense
----------------
  Interest-Bearing
  Deposits
   Domestic Offices
    Money Market Rate
     Accounts                21       9        30        17      (4)       13
    Savings                  (7)    (14)      (21)        8     (28)      (20)
    Certificate of
     Deposits of
     $100,000 or More       (12)      1       (11)      (42)     (5)      (47)
    Other Time Deposits      (2)      5         3        (1)    (21)      (22)
                          -----   -----     -----     -----   -----    ------
    Total Domestic
     Offices                  -       1         1       (18)    (58)      (76)
                          -----   -----     -----     -----   -----    ------
   Foreign Offices
    Banks in Foreign
     Countries               30     (30)        -        35     (28)        7
  Government and
  Official Institutions       3       4         7        (9)    (10)      (19)
    Other Time and
      Savings                99      31       130        17     (42)      (25)
                          -----   -----     -----     -----   -----    ------
    Total Foreign
     Offices                132       5       137        43     (80)      (37)
                          -----   -----     -----     -----   -----    ------
        Total Interest-
         Bearing
         Deposits           132       6       138        25    (138)     (113)
  Federal Funds Purchased
     and Securities
     Sold Under
     Repurchase
     Agreements             (28)     (6)      (34)        9     (15)       (6)
  Other Borrowed Funds      (12)     (6)      (18)      (32)    (28)      (60)
  Long-Term Debt             (4)      1        (3)        7      (8)       (1)
                          -----   -----     -----     -----   -----    ------
        Total Interest
        Expense              88      (5)       83         9    (189)     (180)
                          -----   -----     -----     -----   -----    ------
  Change in Net
   Interest Income        $(212)  $ 103    $ (109)    $  (5)  $ (64)   $  (69)
                          =====   =====     =====     =====   =====    ======
Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Market Risk Management
----------------------

     Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, such as loans, securities, deposits and other borrowings. These instruments expose the Company primarily to interest rate and foreign exchange risk, but they also involve credit risk. Market risk associated with the Company's trading activities and asset/liability management activities is managed and controlled as discussed under "Market Risk Management", "Trading Activities and Risk Management" and, "Asset/Liability Management" in the Management's Discussion and Analysis section of Exhibit 13. Such discussion is incorporated herein by reference.

    The information presented with respect to market risk is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include adverse changes in market conditions and the actions that management could take in response to these changes.

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

                                             December 31, 1997
                         ------------------------------------------------------
                         Within   Within   Within   Within   Greater
                                   2-3      4-6      7-12     Than
                         1 Mo.     Mos.     Mos.     Mos.     12 Mos.    Total
                         ------   ------   ------   ------   --------   ------
(in millions)
Interest-Earning Assets
-----------------------
Foreign Offices         $11,171  $ 5,112  $ 2,413   $  559    $   110  $19,365
Domestic Offices
  Loans                  11,015      692      321      442      6,130   18,600
  Securities                120      259      307      628      3,428    4,742
  Trading Assets          2,336        -        -        -          -    2,336
  Federal Funds Sold and
   Securities Purchased
   Under Resale Agreement 2,820        -        -        -          -    2,820
                         ------  -------  -------   ------    -------  -------
      Total              27,462    6,063    3,041    1,629      9,668  $47,863
                        -------  -------  -------   ------    -------  =======
Interest-Bearing
Liabilities
----------------
Foreign Offices          12,619      928      104      145          -   13,796
Domestic Offices
  Interest-Bearing
  Deposits
    Money Market Rate
     Accounts             4,955        -        -        -          -    4,955
    Savings               6,562        -        -       13      1,092    7,667
    Certificates of
     Deposit of $100,000
     or More                429      424      201       90        498    1,642
    Other Time Deposits     267      232      305      280        259    1,343
                        -------  -------  -------   ------    -------  -------
                         24,832    1,584      610      528      1,849   29,403
                        -------  -------  -------   ------    -------  -------
  Federal Funds
   Purchased and
   Other Borrowed Funds   4,517    1,121      545      160         53    6,396
  Long-Term Debt              -        -       32        -      1,777    1,809
  Trust Preferred
   Securities                 -        -        -        -      1,000    1,000
                        -------  -------  -------   ------    -------  -------
Noninterest-Bearing
Sources of Funds          3,078      170      255      509      5,243    9,255
-------------------     -------  -------  -------   ------    -------  -------
     Total               32,427    2,875    1,442    1,197      9,922  $47,863
                                                                       =======
Effect of Financial
 Futures and Swaps        1,310   (1,016)    (357)      38         25
 -------------------    -------  -------  -------   ------    -------
Interest-Sensitive Gap  $(3,655) $ 2,172  $ 1,242   $  470    $  (229)
----------------------  =======  =======  =======   ======    =======
Cumulative Interest-
Sensitivity Gap         $(3,655) $(1,483) $  (241)  $  229    $     -
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

LOANS AND PROVISION AND ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------

     The provision for loan losses was $280 million in 1997, compared with $600 million in 1996 and $330 million in 1995. The decrease in the provision compared with 1996 is primarily due to the sale of credit card receivables. In 1997, the Company continued to experience improvement in the asset quality of business loans as nonperforming loans dropped.

     At December 31, 1997, the domestic commercial real estate portfolio had approximately 81% of its loans in New York and New Jersey and 2% in each of Pennsylvania, California, and Connecticut; no other state accounts for more than 1% of the portfolio. This portfolio consists of the following types of properties:

                         Business loans secured by real estate      38%
                         Offices                                    27
                         Retail                                     11
                         Mixed-Used                                  3
                         Hotels                                      4
                         Condominiums and cooperatives               6
                         Industrial/Warehouse                        2
                         Other                                       9
                                                                  ----
                                                                   100%
                                                                  ====

     At December 31, 1997 and 1996, the Company's nonperforming real estate loans and real estate acquired in satisfaction of loans aggregated $50 million and $61 million, respectively. Real estate loan net recoveries were $3 million in 1997 and net charge-offs were $11 million in 1996. In addition, other real estate charges were $11 million and $1 million in 1997 and 1996. Other real estate charges in 1997 primarily relate to the sale of one property in Florida.

     At December 31, 1997 the Company's LDC exposures consisted of $44 million in medium-term loans (and no material commitments), $1,250 million in short-term loans, $22 million in accrued interest, and $132 million in investments. In addition, the Company has $310 million of debt securities to emerging market countries, including $266 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized.

     The Company's consumer loan portfolio is comprised principally of other installment and residential loans. Residential and auto loans are collateralized, thereby reducing the risk.

     The Company's loans to the energy industry primarily consist of credits with investor-owned electric and gas utilities, and oil, gas and mining companies. There were no nonperforming loans to borrowers in this industry at December 31, 1997 and 1996. Charge-offs in this industry were $2 million in 1997 and $1 million in 1996.

     The Company's loans to the media and telecommunications industries primarily consist of credits with cable television operators, broadcasters, magazine and newspaper publishers, motion picture theaters and regional telephone companies. There were no nonperforming loans to borrowers in these industries at December 31, 1997. At December 31, 1996 nonperforming loans amounted to $23 million and represented loans to a single borrower in the entertainment industry. Charge-offs in these industries were $6 million in 1997 and zero in 1996.

     The Company's portfolio of loans for purchasing or carrying securities is comprised largely of overnight loans which are fully collateralized, with appropriate margins, by marketable securities. Throughout its many years of experience in this area, the Company has rarely experienced a loss.

     The Company makes short-term, collateralized loans to mortgage bankers to fund mortgages sold to investors. There were no nonperforming loans at December 31, 1997 and 1996, and no charge-offs in 1997 and 1996.

     Based on an evaluation of individual credits, historical loan losses, and global economic factors, the Company has allocated its allowance for loan losses as follows:

                         1997       1996       1995      1994      1993
                         ----       ----       ----      ----      ----
Real Estate Loans           4%         5%         7%        9%        8%
Domestic Commercial and
 Industrial Loans          64         40         36        40        40
Consumer Loans              1          1          2         -         -
Credit Card Loans           -         29         23        16        10
Foreign Loans               7          4         11        19        18
Unallocated                24         21         21        16        24
                         ----       ----       ----      ----      ----
                          100%       100%       100%      100%      100%
                         ====       ====       ====      ====      ====

     Such an allocation is inherently judgmental, and the entire allowance for loan losses is available to absorb loan losses regardless of the nature of the loan.

The following table details changes in the Company's allowance for loan losses for the last five years.

   (dollars in millions)           1997      1996     1995     1994     1993
                                   ----      ----     ----     ----     ----
Loans Outstanding, December 31, $35,127   $37,006  $37,687  $33,083  $30,570
Average Loans Outstanding        36,577    36,698   35,421   32,029   30,427

Allowance for Loan Losses
-------------------------
Balance, January 1
    Domestic                      $ 670     $ 515    $ 509   $  558   $  624
    Foreign                          38        82      155      176      194
    Unallocated                     193       159      128      236      254
                                  -----     -----    -----   ------   ------
    Total, January 1                901       756      792      970    1,072
                                  -----     -----    -----   ------   ------
Allocations, Acquisitions and
 Securitizations (1)               (186)        -       11       14        1
Charge-Offs
  Domestic
    Commercial and Industrial       (89)      (46)     (56)    (158)    (142)
    Real Estate & Construction        -       (11)     (19)      (6)     (71)
    Credit Card                    (298)     (503)    (294)    (169)    (136)
    Other Consumer                  (13)      (16)     (15)     (22)     (37)
  Foreign                            (3)       (4)     (48)     (56)     (63)
                                  -----     -----    -----   ------   ------
     Total                         (403)     (580)    (432)    (411)    (449)
                                  -----     -----    -----   ------   ------
Recoveries
  Domestic
    Commercial and Industrial         9        15       14       14       28
    Real Estate & Construction        3         -        3        -        2
    Credit Card                      23        62       27       21       15
    Other Consumer                    8         7       10       14       14
  Foreign                             6        41        1        8        3
                                  -----     -----    -----   ------   ------
     Total                           49       125       55       57       62
Net Charge-Offs                    (354)     (455)    (377)    (354)    (387)
                                  -----     -----    -----   ------   ------
Provision
  Domestic                          280       600      356      135      242
  Foreign                             -         -      (26)      27       42
                                  -----     -----    -----   ------   ------
     Total                          280       600      330      162      284
                                  -----     -----    -----   ------   ------
Balance, December 31,
  Domestic                          441       670      515      509      558
  Foreign                            44        38       82      155      176
  Unallocated                       156       193      159      128      236
                                  -----     -----    -----   ------   ------
     Total, December 31,          $ 641     $ 901    $ 756   $  792   $  970
                                  =====     =====    =====   ======   ======
Ratios
------
Net Charge-Offs to Average Loans
 Outstandings                      0.97%     1.24%    1.06%    1.11%    1.27%
                                  =====     =====    =====    =====    =====
Net Charge-Offs to Total
 Allowance                        55.23%    50.50%   49.87%   44.70%   39.90%
                                  =====     =====    =====    =====    =====
Total Allowance to Year-End
 Loans Outstanding                 1.82%     2.44%    2.01%    2.40%    3.17%
                                  =====     =====    =====    =====    =====

(1) In 1997, $186 million of the allowance was allocated to credit card loans sold in 1997.

Nonperforming Assets
--------------------
A summary of nonperforming assets is presented in the following table.

(in millions)                                      December 31,

                              1997       1996       1995       1994       1993
                              ----       ----       ----       ----       ----
Nonaccrual
----------
  Domestic                    $159       $175       $184       $220       $408
  Foreign                       34         38         41         77        130
                              ----       ----       ----       ----       ----
                               193        213        225        297        538

Reduced Rate (Domestic)          -          -          -          -          2
------------                  ----       ----       ----       ----       ----
                               193        213        225        297        540

Real Estate Acquired
in Satisfaction of Loans        15         41         72         56         99
------------------------      ----       ----       ----       ----       ----
                              $208       $254       $297       $353       $639
                              ====       ====       ====       ====       ====
Past Due 90 Days or More
and Still Accruing Interest
---------------------------
Domestic
  Credit Card                 $  1       $215       $214       $ 97       $ 65
  Other Consumer                 2          2          5          2          3
  Commercial                    75         30         51         64         88
                              ----       ----       ----       ----       ----
                              $ 78       $247       $270       $163       $156
                              ====       ====       ====       ====       ====

Securities
----------
The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's securities portfolio at December 31, 1997.

                                                                 States and
                                              U.S. Government    Political
                          U.S. Government         Agency        Subdivisions
                          ---------------    ---------------    ------------
                          Amount    Yield    Amount    Yield    Amount  Yield
                          ------    -----    ------    -----    ------  -----
(dollars in millions)

Securities Held-
----------------
 to-Maturity
 -----------
One Year or Less          $   25    4.84%     $ 131     5.35%   $  223   4.11%
Over 1 through 5 Years         -       -         26     6.14        64   5.70
Over 5 through 10 Years        -       -          -        -        33   6.31
Over 10 years                  -       -          -        -        52   6.53
Mortgage-Backed Securities     -       -          -        -         -      -
                          ------              -----             ------
                          $   25    4.84%     $ 157     5.48%   $  372   4.91%
                          ======              =====             ======
Securities Available-
--------------------
 for-Sale
----------
One Year or Less          $  827    5.14%     $   3     6.01%   $   14   6.81%
Over 1 through 5 Years     1,636    5.87          -        -        37   6.54
Over 5 through 10 Years      843    5.80         77     6.33        46   5.57
Over 10 years                 70    6.01        202     6.55       206   5.62
Equity Securities              -       -          -        -         -      -
                           -----              -----             ------
                          $3,376    5.68%     $ 282     6.48%   $  303   5.78%
                          ======              =====             ======


                          Other Bonds,         Mortgage-Backed
                          Notes and             and Equity
                          Debentures           Securities
                          ---------------      ---------------
                          Amount    Yield      Amount    Yield     Total
                          ------    -----      ------    -----     -----
(dollars in millions)

Securities Held-
----------------
 to-Maturity
 -----------
One Year or Less          $   24   13.54%       $   -        -%   $  403
Over 1 through 5 Years        70    6.19            -        -       160
Over 5 through 10 Years       23    5.84            -        -        56
Over 10 years                274    6.47            -        -       326
Mortgage-Backed Securities     -       -          182     7.18       182
                          ------                -----             ------
                          $  391    6.81%      $  182     7.18%   $1,127
                          ======               ======             ======
Securities Available-
--------------------
 for-Sale
----------
One Year or Less          $   26    6.23%      $    -        -%   $  870
Over 1 through 5 Years        24   10.28            -        -     1,697
Over 5 through 10 Years       53    6.20            -        -     1,019
Over 10 years                  5    3.52            -        -       483
Equity Securities              -       -        1,432     2.58     1,432
                           -----               ------             ------
                          $  108    6.97%      $1,432     2.58%   $5,501
                          ======               ======             ======

Loans
-----

The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 1997.
                                             Over 1 Year
                                    1 Year     Through       Over
                                   or Less     5 Years     5 Years    Total
                                   -------   -----------   -------    -----
(in millions)
Domestic
--------
  Real Estate, Excluding Loans
   Collateralized by 1-4 Family
   Residential Properties          $   455     $ 1,498      $  924  $ 2,877
  Commercial and Industrial Loans    4,861       6,705       2,863   14,429
  Other, Excluding Loans to
   Individuals and those
   Collateralized by 1-4 Family
   Residential Properties            4,541       1,005         173    5,719
                                   -------     -------      ------  -------
                                     9,857       9,208       3,960   23,025
Foreign                              3,408         931       3,437    7,776
-------                            -------     -------      ------  -------
      Total                        $13,265     $10,139      $7,397  $30,801
                                   =======     =======      ======  =======

Loans with:
  Predetermined Interest Rates     $ 1,874     $ 1,161      $3,008  $ 6,043
  Floating Interest Rates           11,391       8,978       4,389   24,758
                                   -------     -------      ------  -------
       Total                       $13,265     $10,139      $7,397  $30,801
                                   =======     =======      ======  =======

Deposits
--------
     The aggregate amount of deposits by foreign customers in domestic offices was $4.3 billion, $4.5 billion, and $4.0 billion at December 31, 1997, 1996, and 1995.
     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 1997.

                                                 Time
(in millions)                   Certificates     Deposits-
                                of Deposits      Other          Total
                                -------------------------------------

3 Months or Less                     $  663       $2,431       $3,094
Over 3 Through 6 Months                 381            -          381
Over 6 Through 12 Months                 90            -           90
Over 12 Months                          455           53          508
                                     ------       ------       ------
     Total                           $1,589       $2,484       $4,073
                                     ======       ======       ======

     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds
---------------------
Information related to other borrowed funds in 1997, 1996, and 1995 is presented in the table below.
                                  1997             1996              1995
                           ----------------   ---------------   ---------------
(dollars in millions)
                                    Average           Average           Average
                           Amount      Rate   Amount     Rate   Amount     Rate
                           ------   -------   ------  -------   ------  -------
Federal Funds Purchased
and Securities Sold Under
Repurchase Agreements
-------------------------
 At December 31            $2,329      4.32%  $1,737     5.31%  $3,933    4.61%
 Average During Year        2,410      5.00    2,957     5.23    2,804    5.75
 Maximum Month-End Balance
   During Year              3,805      5.45    4,460     4.85    3,991    5.96

Other*
-----
 At December 31            $2,960      5.69%  $2,707     5.34%  $3,106    5.73%
 Average During Year        3,177      5.27    3,406     5.47    3,962    6.22
 Maximum Month-End Balance
   During Year              3,439      5.12    4,341     5.40    5,025    5.74

*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.

Foreign Assets
--------------
     At December 31, 1997, the Company had assets in excess of 1% of year end total assets in Brazil, totaling $778 million, and in Germany, totaling $641 million. Brazil's assets were all attributable to banks and other financial institutions. Germany's assets consisted of $381 million attributable to banks and other financial institutions, $126 million attributable to public sector entities, and $134 million attributable to commercial, industrial and other companies. At December 31, 1996, the Company had assets in excess of 1% of year end total assets in the United Kingdom, totaling $1,100 million; and consisting of $529 million attributable to banks and other financial institutions, and $571 million attributable to commercial, industrial and other companies. At December 31, 1997, the Company had assets in excess of
 .75% of year end total assets in the United Kingdom, Japan, and Greece aggregating $1,544 million. At December 31, 1996, the Company had assets in excess of .75% of year end total assets in Greece, South Korea, and Brazil aggregating $1,515 million.

Year 2000 Compliance
--------------------

     Noninterest expense for 1997 includes $18 million, approximately 3 cents per share, related to making computer systems Year 2000 compliant. The Company plans to have all applications compliant and certified for Year 2000 processing by December 1998. As of December 31, 1997, over 60% of the Company's 80 million lines of application code has been processed through the renovation stage. Wholesale systems with 10 million lines of application code are currently in the final stages of compliance. The projected costs for 1998 and 1999 are $64 million with a majority to be spent in 1998.
The Company has also initiated discussions with its significant suppliers and customers to attempt to obtain assurance that they have appropriate plans to be Year 2000 compliant where their systems interact with the Company. While the Company believes at this time that its efforts are adequate to address its Year 2000 concerns, it cannot predict whether its suppliers and customers will be successful in becoming Year 2000 compliant.

     The information presented with respect to Year 2000 compliance is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from the projected results discussed in this report. These include unforeseen events relating to the necessary modifications to the Company's computer hardware or software. Similarly, it is not possible to forecast how interfacing with a noncompliant system, for example, one belonging to a correspondent bank, sub-custodian, co-trustee or agent, may affect the Company's systems.


EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST
----------------------------------------------------------------------------
  FIVE YEARS
  ----------
                                                                        Company
                                                                        Officer
      Name                     Office and Experience                 Age  Since
      ----                     ---------------------                 ---  -----


J. Carter Bacot    1997-1998  Chairman of the Company and             65   1975
                              the Bank, retired February 1998
                   1995-1997  Chairman and Chief Executive Officer
                              of the Company, Chairman of the Bank
                   1993-1995  Chairman and Chief Executive Officer
                              of the Company and the Bank

Thomas A. Renyi         1998  Chairman, President, and Chief          52   1992
                              Executive Officer of the Company and
                              the Bank
                   1997-1998  President and Chief Executive Officer
                              of the Company and the Bank
                   1996-1997  President of the Company and President
                              and Chief Executive Officer of the Bank
                   1994-1995  President of the Company and President
                              and Chief Operating Officer of the Bank
                   1993-1994  President of the Company and
                              Vice Chairman of the Bank

Alan R. Griffith   1994-1998  Vice Chairman of the Company and       56   1990
                              the Bank
                   1993-1994  Senior Executive Vice President of
                              the Company, and President and Chief
                              Operating Officer of the Bank

Deno D. Papageorge 1997-1998  Senior Executive Vice President of     59   1980
                              the Company and the Bank
                   1993-1997  Senior Executive Vice President of
                              the Company, Senior Executive Vice
                              President and Chief Financial
                              Officer of the Bank

Robert E. Keilman  1993-1998  Comptroller of the Company and         52   1984
                              the Bank, Senior Vice President
                              of the Bank

Phebe C. Miller    1995-1998  Secretary and Chief Legal Officer      48   1995
                              of the Company, Senior Vice
                              President and Chief Legal Officer
                              of the Bank
                   1994-1995  Senior Vice President of the Bank
                   1993-1994  Managing Director, General Counsel
                              and Secretary, Discount Corporation
                              of New York

Robert J. Goebert  1993-1998  Auditor of the Company, Senior Vice    56   1982
                              President of the Bank


ITEM 2.  PROPERTIES
-------------------
     At December 31, 1997, in New York City, the Company owned the thirty story building housing its executive headquarters at 48 Wall Street, a forty-nine story office building at One Wall Street, and an operations center at 101 Barclay Street. Subsequent to December 31, 1997 the Company sold the 48 Wall Street property. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey and Connecticut; Harrison, New York; Newark, Delaware; Brussels, Belgium; London, England; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     There are no material legal proceedings pending against the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 1997.

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. The Warrants (to purchase the Company's Common Stock) are traded over the counter. All of the Company's other securities are not currently listed. The Company had 23,490 common shareholders of record at February 27, 1998.

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

Legislation and Regulation

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Such changes could, among other things, increase the Company's overhead costs, restrict access to profitable markets, increase competition for banks, or force participation in unprofitable markets. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries, however, cannot be determined at this time.

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

PART III
--------
     The material responsive to Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting, except for information as to Executive Officers set forth in Part I,
Item 1.

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

(a) 3  Listing of Exhibits:

    A list of the exhibits filed or incorporated by reference appears following page 24 of this Report, which information is incorporated by reference.

(b) Reports on Form 8-K:

           October 21, 1997: Unaudited interim financial information and accompanying discussion for the third quarter of 1997.

           December 18, 1997: Announcement of the approval by the Board of Directors of a plan to buy back, through the end of 1998, up to 15 million common shares.

           January 20, 1998: Unaudited interim financial information and accompanying discussion for the fourth quarter of 1997.

           February 27, 1998: Restatement of selected financial data and quarterly financial data that appeared in the Company's 1996 Form 10-K and restatement of the computation of earnings per share for the years 1992-1996 and the quarters for 1995 and 1996 to be in conformity with SFAS 128.

(c) Exhibits:

           Submitted as a separate section of this report.

(d) Financial Statements Schedules:

           None

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on the 10th day of March, 1998.

                                  THE BANK OF NEW YORK COMPANY, INC.


                             By:  \s\ Robert E. Keilman
                                  -------------------------------------
                                  (Robert E. Keilman,
                                   Comptroller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 1998.

        Signature                                   Title
        ---------                                   -----

\s\ J. Carter Bacot                     Director
------------------------------------
(J. Carter Bacot)


\s\ Deno D. Papageorge                  Senior Executive Vice President
------------------------------------    and Director
(Deno D. Papageorge)


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


\s\ Richard Barth                       Director
------------------------------------
(Richard Barth)


\s\ Frank J. Biondi, Jr.                Director
------------------------------------
(Frank J. Biondi, Jr.)


\s\ William R. Chaney                   Director
------------------------------------
(William R. Chaney)


\s\ Ralph E. Gomory                     Director
------------------------------------
(Ralph E. Gomory)


\s\ Alan R. Griffith                    Vice Chairman and Director
------------------------------------
(Alan R. Griffith)

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


\s\ John C. Malone                      Director
------------------------------------
(John C. Malone)


\s\ Donald L. Miller                    Director
------------------------------------
(Donald L. Miller)


\s\ H. Barclay Morley                   Director
------------------------------------
(H. Barclay Morley)


\s\ Catherine A. Rein                   Director
------------------------------------
(Catherine A. Rein)


\s\ Thomas A. Renyi                     Chairman, Chief Executive Officer,
------------------------------------    President, and Director
(Thomas A. Renyi)                       (principal executive officer)


\s\ Harold E. Sells                     Director
------------------------------------
(Harold E. Sells)

                             INDEX TO EXHIBITS
Exhibit No.
------------

  3  (a)  The By-Laws of The Bank of New York Company, Inc. as amended through
          October 13, 1987.*

     (b) Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated July 20, 1994, as amended by a Certificate of Amendment to Certificate of Incorporation - incorporated by reference to the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 1994 and June 30, 1996.*

  4 (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

     (b)  Rights Agreement, including form of Preferred Stock Purchase
          Rights.*

     (c) First Amendment, dated as of June 13, 1989, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent.*

     (d) Second Amendment, dated as of April 30, 1993, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent.*

     (e) Third Amendment, dated as of March 8, 1994, to the Rights Agreement, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent.*

  10 (a) Amendment dated October 1, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.

     (b)  Enhanced Severance Agreement dated July 8, 1997.

     (c)  Enhanced Severance Agreement dated July 8, 1997.

     (d)  Enhanced Severance Agreement dated July 8, 1997.

     (e)  Enhanced Severance Agreement dated July 8, 1997.

     (f)  Consulting Agreement dated November 5, 1997.

     (g)  Compensation Agreement dated April 17, 1997.

     (h) 1984 Stock Option Plan of The Bank of New York Company, Inc. as amended through February 23, 1988.*

     (i) Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc.*

     (j) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.*

     (k)  Amendments to The Bank of New York Company, Inc. Excess
          Contribution Plan dated February 23, 1994 and November 9, 1993.*

     (l) Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995.*

     (m) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.*

     (n) Amendments to The Bank of New York Company, Inc. Excess Benefit Plan dated February 23, 1994 and November 9, 1993.*

     (o) Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.*

     (p) Amendment to The Bank of New Company, Inc. Excess Benefit Plan dated November 14, 1995.*

     (q) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc.*

     (r)  1988 Long-Term Incentive Plan as amended through December 8, 1992.*

     (s) Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc.*

     (t)  The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan.*

     (u) Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.*

     (v) Amendment to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc. dated December 10, 1996.*

     (w) Amendment to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc. dated January 14, 1997.*


     (x) Amendment to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc. dated March 11, 1997.*

     (y) The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.*

     (z) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated March 9, 1993.*

     (aa) Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.*

     (bb) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated June 11, 1996.*

     (cc) Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan dated November 12, 1996.*

     (dd) Trust Agreement dated April 19, 1988 related to certain executive compensation plans and agreements.*

     (ee) Trust Agreement dated November 16, 1993 related to certain executive compensation plans and agreements.*

     (ff) Amendment dated October 11, 1994 to Trust Agreement dated November 16, 1993, related to certain executive compensation plans and agreements.*

     (gg) Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements.*

     (hh) Amendment dated January 31, 1997 to the Trust Agreement dated April 19, 1988 related to executive compensation agreements.*

     (ii) Amendment dated January 14, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.*

     (jj) Amendment dated January 31, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.*

     (kk) Amendment dated January 31, 1997 to the Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements.*

     (ll) Form of Remuneration Agreement between the Company and one of the five most highly compensated executive officers of the Company.*

     (mm) Form of Tax Reimbursement Agreement dated as of July 13, 1994 between the Company and two of the five most highly compensated executive officers of the Company.*

     (nn) Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company.*

     (oo) The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.*

     (pp) Amendment dated November 8, 1994 to The Bank of New York Company, Inc. Retirement Plan for Non-Employee Directors.*

     (qq) Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.*

     (rr) Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.*

     (ss) Amendment to the Directors' Deferred Compensation Plan for The Bank of New York Company, Inc. dated February 11, 1997.*

  11      Statement - Re: Computation of Per Common Share Earnings

  12      Statement - Re: Computation of Earnings to Fixed Charges Ratios

  13      Portions of the 1997 Annual Report to Shareholders

  16      Letter re: Change in Certifying Accountant*

  21      Subsidiaries of the Registrant

  23.1    Consent of Ernst & Young LLP

  23.2    Consent of Deloitte & Touche LLP

  27      Financial Data Schedule

  99      Opinion of Deloitte & Touche LLP


* Incorporated by reference