Form 10-Q
period 1998-03-31
BANK OF NEW YORK CO INC
filed 1998-05-15
CIK 9626

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

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

    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 375,904,213 shares as of April 30, 1998.

                 THE BANK OF NEW YORK COMPANY, INC.
                             FORM 10-Q
                        TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997                 3

          Consolidated Statements of Income
          For the Three Months Ended
          March 31, 1998 and 1997                              4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Three
          Months Ended March 31, 1998                          5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31,
          1998 and 1997                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  10


PART 2.  OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                     19


SIGNATURE                                                     21

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
------------------------------------------------------------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)

                                                    March 31,    December 31,
                                                       1998          1997
                                                       ----          ----
                                                   (Unaudited)      (Note)
Assets
------
Cash and Due from Banks                              $ 6,442       $ 5,769
Interest-Bearing Deposits in Banks                     1,615         2,126
Securities:
  Held-to-Maturity (fair value of $1,071 in
    1998 and $1,106 in 1997)                           1,088         1,127
  Available-for-Sale                                   5,771         5,501
                                                     -------       -------
    Total Securities                                   6,859         6,628
Trading Assets at Fair Value                           2,225         2,616
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                 507         2,820
Loans (less allowance for loan losses
 of $645 in 1998 and $641 in 1997)                    36,389        34,486
Premises and Equipment                                   838           835
Due From Customers on Acceptances                        993         1,187
Accrued Interest Receivable                              351           356
Other Assets                                           3,392         3,138
                                                     -------       -------
     Total Assets                                    $59,611       $59,961
                                                     =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $10,770       $12,561
 Interest-Bearing
    Domestic Offices                                  15,228        15,607
    Foreign Offices                                   14,591        13,189
                                                     -------       -------
     Total Deposits                                   40,589        41,357
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      1,896         2,329
Other Borrowed Funds                                   5,066         4,673
Acceptances Outstanding                                  998         1,196
Accrued Taxes and Other Expenses                       2,052         1,910
Accrued Interest Payable                                 170           182
Other Liabilities                                        769           503
Long-Term Debt                                         1,959         1,809
                                                     -------       -------
     Total Liabilities                                53,499        53,959
                                                     -------       -------
Guaranteed Preferred Beneficial Interests in
 the Company's Junior Subordinated Deferrable
 Interest Debentures                                   1,300         1,000
                                                     -------       -------

Class A Preferred Stock - par value $2.00
 per share, authorized 5,000,000 shares,
 outstanding 23,615 shares in 1998 and
 23,844 shares in 1997                                     1             1
Common Stock - par value $7.50 per share,
 authorized 800,000,000 shares, issued
 466,799,382 shares in 1998 and
 460,212,619 shares in 1997                            3,501         3,452
Additional Capital                                       533           465
Retained Earnings                                      3,716         3,528
Accumulated Other Comprehensive Income                   332           285
                                                     -------       -------
                                                       8,083         7,731
 Less:  Treasury Stock - 94,183,191 shares in
         1998 and 85,320,504 shares in 1997, at cost   3,256         2,714
        Loan to ESOP - 1,056,829 shares, at cost          15            15
                                                     -------       -------
     Total Shareholders' Equity                        4,812         5,002
                                                     -------       -------
     Total Liabilities and Shareholders' Equity      $59,611       $59,961
                                                     =======       =======
------------------------------------------------------------------------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                      (In millions, except per share amounts)
                                   (Unaudited)
                                       For the three months ended
                                              March 31,
                                           1998       1997
                                           ----       ----
Interest Income
---------------
Loans                                     $ 670      $ 746
Securities
  Taxable                                    79         61
  Exempt from Federal Income Taxes            9          9
                                          -----      -----
                                             88         70
Deposits in Banks                            42         34
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           30         33
Trading Assets                                4          4
                                          -----      -----
      Total Interest Income                 834        887
                                          -----      -----
Interest Expense
----------------
Deposits                                    325        301
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                  34         28
Other Borrowed Funds                         48         39
Long-Term Debt                               32         31
                                           ----       ----
      Total Interest Expense                439        399
                                           ----       ----
Net Interest Income                         395        488
-------------------
Provision for Loan Losses                     5         60
                                          -----      -----
Net Interest Income After
 Provision for Loan Losses                  390        428
                                          -----      -----
Noninterest Income
------------------
Processing Fees
 Securities                                 230        185
 Cash                                        63         55
                                          -----      -----
                                            293        240
Trust and Investment Fees                    50         43
Service Charges and Fees                     81         94
Securities Gains                             28          7
Other                                       101         71
                                          -----      -----
    Total Noninterest Income                553        455
                                          -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits              283        257
Net Occupancy                                41         41
Furniture and Equipment                      20         24
Other                                       123        124
                                          -----      -----
  Total Noninterest Expense                 467        446
                                          -----      -----
Income Before Income Taxes                  476        437
Income Taxes                                172        160
Distribution on Trust Preferred
 Securities                                  20         12
                                          -----      -----
Net Income                                $ 284      $ 265
----------                                =====      =====
Net Income Available to
 Common Shareholders                      $ 284      $ 263
-----------------------                   =====      =====
Per Common Share Data:
----------------------
   Basic Earnings                         $0.77      $0.68
   Diluted Earnings                        0.73       0.64
   Cash Dividends                          0.26       0.24

Diluted Shares Outstanding                  390        412
------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                                  (In millions)
                                   (Unaudited)

                                                  For the three months
                                                  ended March 31, 1998


Preferred Stock
 Balance, January 1                                     $    1
                                                        ------
 Balance, March 31                                           1
                                                        ------

Common Stock
 Balance, January 1                                      3,452
   Exercise of Warrants                                     32
   Other Issuances                                          17
                                                        ------
 Balance, March 31                                       3,501
                                                        ------
Additional Capital
 Balance, January 1                                        465
   Exercise of Warrants                                     34
   Other                                                    34
                                                        ------
 Balance, March 31                                         533
                                                        ------
Retained Earnings
 Balance, January 1                                      3,528
   Net Income                                              284
   Cash Dividends
     Common Stock                                          (96)
                                                        ------
 Balance, March 31                                       3,716
                                                        ------
 Accumulated Other Comprehensive Income

      Securities Valuation Allowance
       Balance, January 1                                  320
         Change in Fair Value of Securities
          Available-for-Sale, Net of $40 Million
          in Taxes                                          58
         Reclassification Adjustment,
          Net of $7 Million in Taxes                       (12)
                                                        ------
       Balance, March 31                                   366
                                                        ------
      Foreign Currency Items
       Balance, January 1                                  (35)
         Foreign Currency Translation Adjustment,
          Net $0.2 Million in Taxes                          1
                                                        ------
       Balance, March 31                                   (34)
                                                        ------
Less: Treasury Stock
 Balance, Janaury 1                                      2,714
   Issued                                                  (43)
   Acquired                                                585
                                                        ------
 Balance, March 31                                       3,256
                                                        ------
Less Loan to ESOP
 Balance, January 1                                         15
                                                        ------
 Balance, March 31                                          15
                                                        ------
Total Shareholders' Equity, March 31                    $4,812
                                                        ======
-------------------------------------------------------------------------------

Comprehensive Income for the three months ended March 31, 1998 and 1997 was $331 million and $237 million.

See accompanying Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                     For the three months ended
                                                              March 31,
                                                           1998      1997
                                                           ----      ----
Operating Activities
 Net Income                                             $   284   $   265
 Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate        6        60
   Depreciation and Amortization                             44        52
   Deferred Income Taxes                                     87        50
   Securities Gains                                         (28)       (7)
   Change in Trading Activities                             287      (216)
   Change in Accruals and Other, Net                       (543)      234
                                                        -------   -------
     Net Cash Provided by Operating Activities              137       438
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks             493      (304)
   Purchases of Securities Held-to-Maturity                 (84)      (77)
   Maturities of Securities Held-to-Maturity                123       112
   Purchases of Securities Available-for-Sale              (903)     (309)
   Sales of Securities Available-for-Sale                   382       100
   Maturities of Securities Available-for-Sale              304       192
   Net Principal Disbursed on Loans to Customers         (1,048)     (960)
   Sales of Loans and Other Real Estate                      85       965
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                     2,313        80
   Purchases of Premises and Equipment                      (17)       (9)
   Proceeds from the Sale of Premises and Equipment          39         -
   Acquisitions, Net of Cash Acquired                      (354)      (85)
   Other, Net                                               (52)     (110)
                                                        -------   -------
     Net Cash Provided (Used) by Investing Activities     1,281      (405)
                                                        -------   -------
Financing Activities
   Change in Deposits                                      (748)    2,021
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                       (433)      346
   Change in Other Borrowed Funds                           500       228
   Proceeds from the Issuance of Trust
    Preferred Securities                                    300         -
   Proceeds from the Issuance of Long-Term Debt             150         -
   Issuance of Common Stock                                 160       141
   Treasury Stock Acquired                                 (585)     (390)
   Cash Dividends Paid                                      (96)      (96)
                                                        -------   -------
     Net Cash Provided (Used) by Financing Activities      (752)    2,250
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                       7       (14)
                                                        -------   -------
Change in Cash and Due From Banks                           673     2,269
Cash and Due from Banks at Beginning of Period            5,769     6,032
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 6,442   $ 8,301
                                                        =======   =======
-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
   Interest                                             $   451   $   425
   Income Taxes                                              16        28
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                              2         4
-----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

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


2.  Acquisitions
    ------------

     On April 22, 1998, the Company submitted a written proposal to Mellon Bank Corporation (Mellon) for a tax-free merger of the two companies to form a company to be called The Mellon Bank of New York Company, Inc. (the Proposed Merger). In the Proposed Merger, which was unanimously approved by the Company's Board of Directors on April 21, 1998, each outstanding share of common stock of Mellon would be converted into 1.4 shares of The Bank of New York Company, Inc. common stock. On April 26, 1998, Mellon announced that its Board of Directors unanimously rejected the Proposed Merger. As of May 14, 1998, the parties have not yet entered into any negotiations concerning the Proposed Merger or any other business combination between the Company and Mellon. Mellon is a multibank holding company incorporated under the laws of Pennsylvania with total assets of approximately $45 billion, deposits of approximately $31 billion and total shareholders' equity of approximately $4 billion.

     In January 1998, the Company acquired International Factors, Ltd., an asset based lender with headquarters in Brighton, England, which included assets of approximately $900 million.

3.  Allowance for Loan Losses
    -------------------------

     Transactions in the allowance for loan losses are summarized as follows:

                                          Three months ended
                                               March 31,
(In millions)                            1998            1997
                                        -----           -----
 Balance, Beginning of Period           $ 641           $ 901
  Charge-offs                             (10)           (109)
  Recoveries                                5              17
                                        -----           -----
  Net Charge-Offs                          (5)            (92)

  Acquisition                               4               -
  Provision                                 5              60
                                        -----           -----
 Balance, End of Period                 $ 645           $ 869
                                        =====           =====

4.  Capital Transactions
    --------------------

     As of March 31, 1998, the Company has 6 million shares remaining to repurchase under its share buyback program. The Company has suspended its stock repurchase program in connection with its proposal to Mellon Bank Corporation.

     In the first quarter of 1998, the Company issued $300 million of 7.05% trust preferred securities.

     During the first quarter of 1998, warrant holders converted 1.1 million warrants into 4.2 million common shares, providing the Company with $66 million in capital. In April 1998, warrant holders converted an additional 1.1 million warrants into 4.3 million common shares, providing the Company with $67 million in capital.

5.  New Accounting Pronouncements
    -----------------------------

     As of January 1, 1998, a new accounting pronouncement related to comprehensive income has been adopted. This has changed how certain components of shareholders' equity are presented. This pronouncement requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior periods have been restated for these changes.

     In the fourth quarter of 1997, the Company began calculating earnings per share (EPS) based on a new accounting pronouncement. The presentation of "primary" and "fully diluted" EPS has been replaced with "basic" and "diluted" EPS. The effect of the new accounting pronouncement is not material.

     The following table illustrates the computations of basic and diluted EPS for the three months ended March 31, 1998 and 1997:


(In millions, except per share amounts)         Three Months Ended
                                                     March 31,

                                                   1998      1997
                                                  -----     -----

Net Income                                         $284      $265
Preferred Stock Dividends                             -        (2)
                                                   ----      ----
Net Income Available to Common Shareholders        $284      $263
                                                   ====      ====

Basic Weighted Average Shares Outstanding           369       387
Shares Issued on Conversion:
  Warrants                                           14        18
  Employee Stock Options                              7         7
                                                   ----      ----
Diluted Weighted Average Shares Outstanding         390       412
                                                   ====      ====
Basic earnings per share                         $ 0.77    $ 0.68
Diluted earnings per share                       $ 0.73    $ 0.64



6.  Commitments and Contingent Liabilities
    --------------------------------------

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

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

     The Company's reported first quarter diluted earnings per share were 73 cents, up 14% from the 64 cents earned in the first quarter of 1997. First quarter net income was $284 million, up 7% from $265 million earned in the same period last year.

     High levels of securities transaction volumes, combined with expansion of the global client base and the cross-selling of new and traditional products, led to 27% revenue growth in our securities servicing, cash processing, and foreign exchange businesses. Net interest margin and yield on assets rose from the fourth quarter of 1997 as a result of an improving asset mix and the recent U.K. asset based lending acquisitions, but declined from the first quarter a year ago due to the sale of the credit card business. Financial discipline remained a hallmark for the Company as the efficiency ratio was 50.2% in spite of the sale of the credit card operation and the impact of Year 2000 expenses.

     All of the above contributed to a record return on average common equity for the first quarter of 1998 of 24.99% compared with 23.73% in the fourth quarter of 1997 and 20.90% in the first quarter of 1997. Return on average assets for the first quarter of 1998 was 1.93% compared with 1.95% in the fourth quarter of 1997 and 1.86% in the first quarter of 1997.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were $0.77 per share in the first quarter of 1998, up 13% from $0.68 per share in the first quarter of 1997. On the same basis, tangible return on average common equity was 37.72% in the first quarter of 1998 compared with 29.61% in the first quarter of 1997, and tangible return on average assets was 2.10% in the first quarter of 1998 compared with 2.04% in the first quarter of 1997.

     Revenues from the Company's securities servicing businesses reached $230 million for the first quarter, growing by 25%. Strong internal growth of 16% was spread over all of the Company's businesses with ADR's, stock transfer, corporate trust, unit investment trust and custody performing particularly well.

     Overall, fees from cash processing were up 14% over last year's first quarter to $63 million. Funds transfer fees were particularly strong growing by 27%, with cash management fees ahead by 18%. Notwithstanding uncertain economic conditions and the resultant reduced trade flows in Southeast Asia, revenues in our trade finance business grew modestly.

     New business and generally strong markets resulted in trust and investment fees growing 15% over last year, reaching $50 million.
Expansion of our global client base and high volumes of securities transactions worldwide contributed to foreign exchange and other trading revenues increasing 70% from a year ago to $46 million.

     Net interest income on a taxable equivalent basis totaled $404 million in the first quarter of 1998 compared with $496 million in the first quarter of last year. The decline is primarily attributable to the sale of the credit card operations and the stock buyback program, partially offset by growth in corporate lending and acquisitions related to the Company's asset based lending business.

     Average diluted shares outstanding were 390 million for the quarter, down from the 397 million in the fourth quarter of 1997 and down significantly from the 412 million in the prior year period, as a result of the Company's stock buyback program.

CAPITAL
-------

     The Company's Tier 1 capital and Total capital ratios remained strong at 7.25% and 11.43% at March 31, 1998 compared with 7.92% and 11.97% at December 31, 1997, and 7.92% and 12.28% at March 31,
1997. Tangible common equity as a percent of total assets was 5.69% at March 31, 1998 compared with 6.47% at December 31, 1997 and 6.39% one year ago. The leverage ratio was 7.33% at March 31, 1998 compared with 7.59% at December 31, 1997 and 7.83% one year ago.


NET INTEREST INCOME
-------------------

                          1st       4th       1st
                        Quarter   Quarter   Quarter
                        -------   -------   -------
(In millions)             1998      1997      1997
                        ---------------------------

Net Interest Income       $404      $409      $496

Net Interest Rate
 Spread                   2.24%     2.19%     3.30%

Net Yield on Interest
 Earning Assets           3.33      3.26      4.24


     Net interest income on a taxable equivalent basis was $404 million in the first quarter of 1998 compared with $409 million in the fourth quarter of 1997 and $496 million in the first quarter of 1997. The net interest rate spread was 2.24% in the first quarter of 1998, compared with 2.19% in the fourth quarter of 1997 and 3.30% one year ago. The net yield on interest-earning assets was 3.33% in the first quarter of 1998 compared with 3.26% in the fourth quarter of 1997 and 4.24% in last year's first quarter. The increase in the spread and yield compared to the fourth quarter reflects improvements in the mix of assets due to corporate loan growth and the U.K. asset based lending acquisitions.
The decline from the first quarter of 1997 was the result of the sale of the credit card business.

     Interest lost on loans on nonaccrual status at March 31, 1998 and 1997 reduced net interest income by $3 million and $4 million for the three months ended March 31, 1998 and 1997.

NONINTEREST INCOME
------------------
                                  1st       4th       1st
                                Quarter   Quarter   Quarter
                                -------   -------   -------
(In millions)                    1998       1997      1997
                                ----------------------------
Processing Fees
  Securities                     $230       $213      $185
  Cash                             63         61        55
                                 ----       ----      ----
                                  293        274       240
Trust and Investment Fees          50         47        43
Service Charges and Fees           81         74        94
Foreign Exchange and
 Other Trading Activities          46         39        27
Securities Gains                   28         45         7
Sale of Credit Card Portfolio       -        177         -
Other                              55         33        44
                                 ----       ----      ----
Total Noninterest Income         $553       $689      $455
                                 ====       ====      ====

     Securities servicing fees increased 25% to $230 million compared with $185 million in the first quarter of 1997. Strong internal growth across all areas reached 16% with acquisitions made during 1997 contributing to the remainder. Service charges and fees of $81 million were down from $94 million in the first quarter of 1997 primarily as a result of the loss of fee income associated with the sale of the credit card business, partially offset by growth in factoring commissions related to U.K. asset based lending acquisitions. Revenues from foreign exchange and other trading activities were $46 million in the first quarter of 1998 compared with $39 million in the fourth quarter of 1997 and $27 million in the first quarter of 1997. The Company reported $28 million of securities gains in the first quarter of 1998 compared with $45 million in the fourth quarter of 1997 and $7 million in the first quarter of 1997. Included in other noninterest income in the first quarter of 1998 was a $29 million pre-tax gain on the sale of the Company's property at 48 Wall Street, and in the first quarter of 1997, a $27 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

TRADING ACTIVITIES
------------------

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 1998 are as follows:

                                                            1st Quarter 1998
                                  March 31, 1998                 Average
                              ---------------------------  ------------------
                                        Trading Account     Trading Account
                              Notional ------------------  ------------------
(In millions)                  Amount  Assets Liabilities  Assets Liabilities
                              -------- ------ -----------  ------ -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                    $ 6,141  $    6    $    -    $    5    $    -
 Swaps                          20,306     100        86       123       213
 Written Options                47,875       -        92         -        76
 Purchased Options              27,180      43         -        54         -

Foreign Exchange Contracts:
 Swaps                              45       -         -         -         -
 Written Options                48,431       -       713         -       687
 Purchased Options              51,672     673         -       588         -
 Commitments to Purchase
  and Sell Foreign Exchange     53,783     687       700     1,262     1,278

Securities                                 716         -       672         -
                                        ------    ------    ------    ------
Total Trading Account                   $2,225    $1,591    $2,704    $2,254
                                        ======    ======    ======    ======

     The Company expanded its offering of interest rate risk management products in 1997 as a result of agreements it entered into with Susquehanna Trading, a firm with significant expertise in options.

     The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by an independent unit on a daily basis. The VAR methodology captures, based on certain assumptions, the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options.

     The following table indicates the calculated VAR amounts for the trading portfolio for the quarter ended March 31, 1998.

(In millions)                   1st Quarter 1998
                          ------------------------------
Market Risk               Average    Minimum     Maximum     3/31/98
-----------               ------------------------------     -------

Interest Rate                $4.4       $2.0        $6.0        $5.9
Foreign Exchange              2.3        1.2         4.0         2.7
Overall Portfolio             6.7        3.6         8.6         8.6

NONINTEREST EXPENSE AND INCOME TAXES
------------------------------------

     Total noninterest expense for the quarter was $467 million, up 5% from $446 million in the same period last year. Noninterest expense for the first quarter included $8 million, approximately 1 cent per share, related to making computer systems year 2000 compliant.

     The efficiency ratio for the first quarter was 50.2% compared with 47.3% one year ago. The upward move in the efficiency ratio is primarily attributable to the sale of the Company's credit card operations and Year 2000 systems expense.

     The effective tax rates for the first quarter was 36.1% compared with 36.7% last year.

NONPERFORMING ASSETS
--------------------
                                                          Change
                                                        3/31/98 vs
(Dollars in millions)              3/31/98   12/31/97    12/31/97
                                   -------------------------------
Loans:
    Commercial Real Estate          $ 37       $ 35        $  2
    Other Commercial                  58         65          (7)
    Foreign                           38         34           4
    Community Banking                 53         59          (6)
                                    ----       ----
  Total Loans                        186        193          (7)
Other Real Estate                     15         15           -
                                    ----       ----
  Total                             $201       $208          (7)
                                    ====       ====
Nonperforming Assets Ratio           0.5%       0.6%
Allowance/Nonperforming Loans      347.4      331.4
Allowance/Nonperforming Assets     321.2      307.2


     Nonperforming assets totaled $201 million at March 31, 1998, compared with $208 million at December 31, 1997, a decrease of $7 million. This was the twenty-seventh consecutive quarter of nonperforming asset decreases.

     At March 31, 1998, impaired loans (nonaccrual loans over $1 million) aggregated $145 million, of which $115 million exceeded their fair value by $19 million. Impaired loans at March 31, 1997, totaled $150 million, of which $108 million exceeded their fair value by $22 million. For the first quarters of 1998 and 1997, the average amount of impaired loans was $148 million and $152 million and interest income (cash received) on them was $411 thousand and $378 thousand.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
---------------------------------------

                                1st     4th     1st
                              Quarter Quarter Quarter
                              ------- ------- -------
(in millions)                   1998    1997    1997
                              -----------------------
Provision                       $  5    $100    $ 60
                                ====    ====    ====
Net (Charge-offs) Recoveries:
  Commercial Real Estate           1       1       1
  Other Commercial                (3)    (39)     (3)
  Other Consumer                  (1)     (2)     (2)
  Foreign                         (1)     (1)      4
  Other                           (1)     (3)      1
  Credit Card                      -       -     (93)
                                ----    ----    ----
     Total                      $ (5)   $(44)   $(92)
                                ====    ====    ====
Other Real Estate Expense       $  1   $  12    $  -


     The allowance for loan losses was $645 million, or 1.74% of loans at March 31, 1998, compared with $641 million, or 1.82% of loans at December 31, 1997 and $869 million, or 2.36% of loans at March 31, 1997. The ratio of the allowance to nonperforming assets was 321.2% at March 31, 1998 compared with 307.2% at December 31, 1997 and 350.2% at March 31, 1997.

SECTOR PROFITABILITY
--------------------

     The Company has an internal information system used for management purposes that produces sector performance data for Trust, Securities Servicing and Cash Processing; Retail Banking; Corporate Banking; and Other Sectors. A set of measurement principles has been developed to help insure that reported results of the sectors track their economic performance. Sector results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. Prior year results have been restated to reflect the transfer of leasing operations from the Other Sector to the Corporate Banking Sector. Changes were also made in the allocation of equity to sectors.

     Net interest income is computed on a taxable equivalent basis. Support and other indirect expenses are allocated to sectors based on general guidelines. The provision for loan losses is based on net charge-offs incurred by each sector. Assets and liabilities are match funded.

     The Trust, Securities Servicing, and Cash Processing Sector provides a broad array of fee based services. Trust includes personal trust and investment management. Securities servicing includes services to both institutional issuers and investors. Cash Processing products relate primarily to funds transfer, deposit services and trade finance.

The Retail Banking Sector includes consumer lending, residential mortgage lending, and retail deposit services. The Retail Banking Sector ceased credit card lending during 1997. The Corporate Banking Sector is divided into Special Industries Banking, U.S. Commercial Banking, regional commercial banking, international banking, leasing, and asset based lending. The Other Sector includes trading and investing activities, treasury services to other sectors, general administration, and the difference between the recorded provision for loan losses and that allocated to the other sectors.

     Based on this system, the sectors contributed to the Company's profitability for the first quarter as follows:


                       Trust,
                     Securities
                     Servicing
                      and Cash     Retail     Corporate
(In millions)        Processing    Banking     Banking     Other      Total
                     ----------  ----------  ---------- ----------  ----------
1st Quarter          1998  1997  1998  1997  1998  1997 1998  1997  1998  1997
                     ---------------------------------------------------------
Net Interest Income
 on a Taxable
 Equivalent Basis    $ 73  $ 68  $127  $236  $194  $180  $10  $ 12  $404  $496
Provision for
 Loan Losses            -     -     1    92     4     1    -   (33)    5    60
Noninterest Income    374   304    19    47    75    62   85    42   553   455
Noninterest Expense   255   213    86   137    71    54   55    42   467   446
                     ---------------------------------------------------------
Income Before Taxes  $192  $159  $ 59  $ 54  $194  $187  $40  $ 45  $485  $445
                     =========================================================


Trust, Securities Servicing, and Cash Processing
------------------------------------------------

     In the Trust, Securities Servicing, and Cash Processing Sector, securities servicing fees increased 25% to $230 million compared with $185 million in the first quarter of 1997. Strong internal growth across all areas reached 16% with acquisitions made during 1997 contributing to the remainder. ADRs, stock transfer, corporate trust, unit investment trust and custody performed particularly well. Fee revenues from issuer services, investment company services, and broker/dealer services were $87 million, $70 million, and $73 million in the first quarter of 1998 compared with $69 million, $64 million, and $52 million in 1997. Fees from cash processing increased 14% over the first quarter of last year to $63 million. Funds transfer fees were particularly strong growing by 27%, with cash management fees ahead by 18%. Notwithstanding uncertain economic conditions and the resultant reduced trade flows in Southeast Asia, revenues in our trade finance
business grew modestly.   Fees from trust and investment grew 15% in the
first quarter of 1998 reflecting new business and generally strong markets. The rise in noninterest expense is primarily related to this growth.

Retail Banking
--------------

     The decrease in net interest income, provision for loan losses, noninterest income, and noninterest expense in the Retail Banking Sector principally reflects the sale of the Company's credit card business in 1997. Net interest income in the Retail Banking Sector's branch network benefited from more favorable interest rate spreads in the first quarter of 1998 as compared to the first quarter last year. Operating expenses relating to branch banking decreased in part due to the sale of eleven retail branches in November 1997.

Corporate Banking
-----------------

     Net interest income increased in the Corporate Banking Sector due to strong loan growth and acquisitions related to the asset based lending business. In the first quarter of 1998, average loans outstanding in the Corporate Banking Sector increased 21% from the first quarter of last year. The increase in noninterest income reflects higher asset based lending revenue and syndication fees, offset by lower income from the Company's offshore banking subsidiaries. The increase in noninterest expense is partially due to acquisitions related to the asset based lending business.

Other
-----

     The Other Sector reflects the difference between the total
provision for loan losses and that charged off by the sectors.   The
Company reported $28 million of securities gains in the first quarter of 1998 compared with $7 million in the first quarter of 1997. Noninterest income includes a pre-tax gain of $29 million on the sale of the Company's property at 48 Wall Street, and in the first quarter of 1997, a $27 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                             For the three months      For the three months
                             ended March 31, 1998      ended March 31, 1997
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 2,852    $  42   6.05%  $ 2,439    $  34   5.64%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,318       30   5.25     2,550       33   5.32
Loans
 Domestic Offices           19,022      371   7.91    22,752      524   9.30
 Foreign Offices            17,623      300   6.89    14,296      223   6.33
                           -------    -----          -------    -----
   Total Loans              36,645      671   7.42    37,048      747   8.15
                           -------    -----          -------    -----
Securities
 U.S. Government
  Obligations                3,424       48   5.76     2,754       39   5.79
 U.S. Government Agency
  Obligations                  611       10   6.43       424        7   6.35
 Obligations of States and
  Political Subdivisions       663       14   8.23       643       14   8.64
 Other Securities,
  including Trading
  Securities                 2,727       28   4.15     1,522       21   5.56
                           -------    -----          -------    -----
   Total Securities          7,425      100   5.44     5,343       81   6.11
                           -------    -----          -------    -----
Total Interest-Earning
 Assets                     49,240      843   6.94%   47,380      895   7.66%
                                      -----                     -----
Allowance for Loan Losses     (644)                     (870)
Cash and Due from Banks      3,541                     4,047
Other Assets                 7,467                     7,294
                           -------                   -------
  TOTAL ASSETS             $59,604                   $57,851
                           =======                   =======

LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
-------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,721       54   4.68%  $ 3,886       41   4.23%
 Savings                     7,672       49   2.57     8,120       51   2.56
 Certificates of Deposit
  $100,000 & Over              668        9   5.51       697        9   5.29
 Other Time Deposits         2,309       28   4.86     2,495       30   4.74
 Foreign Offices            14,352      185   5.23    14,602      170   4.73
                           -------    -----          -------    -----
  Total Interest-Bearing
   Deposits                 29,722      325   4.43    29,800      301   4.09
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,954       34   4.63     2,266       28   5.10
Other Borrowed Funds         3,376       48   5.81     3,252       39   4.91
Long-Term Debt               1,840       32   6.93     1,817       31   6.84
                           -------    -----          -------    -----
  Total Interest-Bearing
   Liabilities              37,892      439   4.70%   37,135      399   4.36%
                                      -----                     -----
Noninterest-Bearing
 Deposits                   10,020                     9,269
Other Liabilities            6,062                     5,641
Minority Interest-
  Preferred Securities       1,027                       600
Preferred Stock                  1                       112
Common Shareholders'
 Equity                      4,602                     5,094
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $59,604                   $57,851
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread             $ 404   2.24%             $ 496   3.30%
                                      =====   ====              =====   ====
 Net Yield on Interest-
  Earning Assets                              3.33%                     4.24%
                                              ====                      ====


PART 2.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred Stock Dividends for the Three Months Ended March 31, 1998 and 1997.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at March 31, 1998 and for the Three Months Ended March 31, 1998.

(b)  The Company filed the following reports on Form 8-K since
     December 31, 1998:

     On January 20, 1998, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 1997 contained in the Company's press release dated January 20, 1998.

     On February 27, 1998, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included the restatement of selected financial data and quarterly financial data that appeared in the Company's 1996 Form 10-K and restatement of the computation of earnings per share for the years 1992-1996 and the quarters for 1995 and 1996 to be in conformity with SFAS 128.

     On March 30, 1998, the Company filed a Form 8-K Current Report
     (Items 5 and 7) related to the issuance by BNY Capital III, a statutory business trust (the "Trust") of 12,000,000 of its 7.05% Preferred Securities, Series D (Liquidation amount $25 per Preferred Security)(the "Preferred Securities"), which represent beneficial interests in the Trust, in a public offering (Registration Statement
     Nos. 333-40837 and 333-408837-01 through 03). The following exhibits, all relating to the issuance of the Preferred Securities were included in the filing: a Pricing Agreement, Junior Subordinated Indenture, Specimen of the 7.05% Junior Subordinated Deferrable Interest Debentures, Series D, of the Company, Amended and Restated Trust Agreement, Specimens of the 7.05% Preferred Securities, Series D, of the Trust, Guarantee Agreement, and Agreement as to Expenses and Liabilities.

     On April 20, 1998, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1998 contained in the Company's press release dated April 20, 1998.

     On April 22, 1998, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included the press release and presentation materials for analyst meetings regarding the Company's merger proposal to Mellon Bank Corporation.

     On April 23, 1998, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included the press release in response to inquiries about the Company's merger proposal to Mellon Bank Corporation.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: May 15, 1998                By:  \s\ Robert E. Keilman
                                       -----------------------
                                Name:  Robert E. Keilman
                               Title:  Comptroller

                           EXHIBIT  INDEX
                           --------------


Exhibit       Description
-------       -----------


   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred Stock Dividends for the Three Months Ended
               March 31, 1998 and 1997.

   27 Financial Data Schedule containing selected financial data at March 31, 1998 and for the Three Months Ended March 31, 1998.