Form 10-Q
period 1998-06-30
BANK OF NEW YORK CO INC
filed 1998-08-12
CIK 9626

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 1-6152


                  THE BANK OF NEW YORK COMPANY, INC.
        (Exact name of registrant as specified in its charter)

            New York                             13-2614959
(State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)               identification number)


  One Wall Street, New York, New York                  10286
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

    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 373,647,468 shares as of July 31, 1998.

                 THE BANK OF NEW YORK COMPANY, INC.
                             FORM 10-Q
                        TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 1998 and December 31, 1997                  3

          Consolidated Statements of Income
          For the Three Months and Six Months
          Ended June 30, 1998 and 1997                         4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Six
          Months Ended June 30, 1998                           5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30,
          1998 and 1997                                        6

          Notes to Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   9


PART 2.  OTHER INFORMATION
--------------------------

Item 4.  Submissions of Matters to Vote of Security Holders   20

Item 6.  Exhibits and Reports on Form 8-K                     20


SIGNATURE                                                     22

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
------------------------------------------------------------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)

                                                     June 30,   December 31,
                                                       1998          1997
                                                       ----          ----
                                                   (Unaudited)      (Note)
Assets
------
Cash and Due from Banks                              $ 7,329       $ 5,769
Interest-Bearing Deposits in Banks                     1,900         2,126
Securities:
  Held-to-Maturity (fair value of $1,001 in
    1998 and $1,106 in 1997)                           1,030         1,127
  Available-for-Sale                                   5,787         5,501
                                                     -------       -------
    Total Securities                                   6,817         6,628
Trading Assets at Fair Value                           1,422         2,616
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                               1,167         2,820
Loans (less allowance for loan losses
 of $646 in 1998 and $641 in 1997)                    38,403        34,486
Premises and Equipment                                   843           835
Due From Customers on Acceptances                        974         1,187
Accrued Interest Receivable                              364           356
Other Assets                                           3,784         3,138
                                                     -------       -------
     Total Assets                                    $63,003       $59,961
                                                     =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $11,814       $12,561
 Interest-Bearing
    Domestic Offices                                  15,707        15,607
    Foreign Offices                                   15,887        13,189
                                                     -------       -------
     Total Deposits                                   43,408        41,357
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      1,996         2,329
Other Borrowed Funds                                   5,626         4,673
Acceptances Outstanding                                  983         1,196
Accrued Taxes and Other Expenses                       2,087         1,910
Accrued Interest Payable                                 152           182
Other Liabilities                                        480           503
Long-Term Debt                                         2,003         1,809
                                                     -------       -------
     Total Liabilities                                56,735        53,959
                                                     -------       -------
Guaranteed Preferred Beneficial Interests in
 the Company's Junior Subordinated Deferrable
 Interest Debentures                                   1,300         1,000
                                                     -------       -------

Class A Preferred Stock - par value $2.00
 per share, authorized 5,000,000 shares,
 outstanding 22,800 shares in 1998 and
 23,844 shares in 1997                                     1             1
Common Stock - par value $7.50 per share,
 authorized 800,000,000 shares, issued
 472,128,198 shares in 1998 and
 460,212,619 shares in 1997                            3,541         3,452
Additional Capital                                       594           465
Retained Earnings                                      3,912         3,528
Accumulated Other Comprehensive Income                   354           285
                                                     -------       -------
                                                       8,402         7,731
 Less:  Treasury Stock - 96,731,240 shares in
         1998 and 85,320,504 shares in 1997, at cost   3,419         2,714
        Loan to ESOP - 1,056,829 shares, at cost          15            15
                                                     -------       -------
     Total Shareholders' Equity                        4,968         5,002
                                                     -------       -------
     Total Liabilities and Shareholders' Equity      $63,003       $59,961
                                                     =======       =======
------------------------------------------------------------------------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                      (In millions, except per share amounts)
                                   (Unaudited)
                           For the three months ended   For the six months ended
                                      June 30,                    June 30,

                                   1998       1997             1998       1997
                                   ----       ----             ----       ----
Interest Income
---------------
Loans                             $ 695      $ 765          $ 1,364    $ 1,511
Securities
  Taxable                            77         58              156        119
  Exempt from Federal
   Income Taxes                      11          8               20         18
                                  -----      -----            -----      -----
                                     88         66              176        137
Deposits in Banks                    40         39               83         73
Federal Funds Sold and Securities
 Purchased Under Resale
  Agreements                         42         35               72         68
Trading Assets                        5          7                9         10
                                  -----      -----            -----      -----
      Total Interest Income         870        912            1,704      1,799
                                  -----      -----            -----      -----
Interest Expense
----------------
Deposits                            343        328              667        629
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                          31         30               65         58
Other Borrowed Funds                 54         42              103         81
Long-Term Debt                       34         31               66         63
                                  -----      -----            -----      -----
      Total Interest Expense        462        431              901        831
                                  -----      -----            -----      -----
Net Interest Income                 408        481              803        968
-------------------
Provision for Loan Losses             5         60               10        120
                                  -----      -----            -----      -----
Net Interest Income After
 Provision for Loan Losses          403        421              793        848
                                  -----      -----            -----      -----
Noninterest Income
------------------
Processing Fees
 Securities                         239        190              469        375
 Cash                                64         59              127        114
                                  -----      -----            -----      -----
                                    303        249              596        489
Trust and Investment Fees            51         44              101         87
Service Charges and Fees             85         94              166        187
Securities Gains                     46         33               74         40
Other                                76         69              176        141
                                  -----      -----            -----      -----
    Total Noninterest Income        561        489            1,113        944
                                  -----      -----            -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits      287        263              570        521
Net Occupancy                        43         42               84         84
Furniture and Equipment              21         24               41         48
Other                               121        136              244        256
                                  -----      -----            -----      -----
  Total Noninterest Expense         472        465              939        909
                                  -----      -----            -----      -----
Income Before Income Taxes          492        445              967        883
Income Taxes                        172        162              344        323
Distribution on Trust Preferred
 Securities                          25         14               45         26
                                  -----      -----            -----      -----
Net Income                        $ 295      $ 269            $ 578      $ 534
----------                        =====      =====            =====      =====
Net Income Available to
-----------------------
 Common Shareholders              $ 295      $ 266            $ 578      $ 529
 -------------------              =====      =====            =====      =====

Per Common Share Data:
----------------------
   Basic Earnings                 $0.79      $0.70            $1.56      $1.38
   Diluted Earnings                0.75       0.66             1.48       1.29
   Cash Dividends Paid             0.26       0.24             0.52       0.48

Diluted Shares Outstanding          392        405              391        409
--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                        For the six months ended June 30, 1998
                                  (In millions)
                                   (Unaudited)



Preferred Stock
 Balance, January 1                                    $     1
                                                       -------
                                                             1
 Balance, June 30                                      -------

Common Stock
 Balance, January 1                                      3,452
   Exercise of Warrants                                     69
   Other Issuances                                          20
                                                       -------
 Balance, June 30                                        3,541
                                                       -------
Additional Capital
 Balance, January 1                                        465
   Exercise of Warrants                                     75
   Other                                                    54
                                                       -------
 Balance, June 30                                          594
                                                       -------
Retained Earnings
 Balance, January 1                                      3,528
   Net Income                                              578
   Cash Dividends
     Common Stock                                         (194)
                                                       -------
 Balance, June 30                                        3,912
                                                       -------
 Accumulated Other Comprehensive Income

      Securities Valuation Allowance
       Balance, January 1                                  320
         Change in Fair Value of Securities
          Available-for-Sale, Net of $73 Million
          in Taxes                                         121
         Reclassification Adjustment,
          Net of $27 Million in Taxes                      (50)
                                                       -------
       Balance, June 30                                    391
                                                       -------
      Foreign Currency Items
       Balance, January 1                                  (35)
         Foreign Currency Translation Adjustment,
          Net of $1.4 Million in Tax Benefits               (2)
                                                       -------
       Balance, June 30                                    (37)
                                                       -------
Less: Treasury Stock
 Balance, Janaury 1                                      2,714                                                             (43)
   Issued                                                  (54)
   Acquired                                                759
                                                       -------
 Balance, June 30                                        3,419
                                                       -------
Less Loan to ESOP
 Balance, January 1                                         15
                                                       -------
 Balance, June 30                                           15
                                                       -------
Total Shareholders' Equity, June 30                    $ 4,968
                                                       =======
-------------------------------------------------------------------------------

Comprehensive Income for the three months ended June 30, 1998 and 1997 was $316 million and $363 million.
Comprehensive Income for the six months ended June 30, 1998 and 1997 was $647 million and $600 million.

See accompanying Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                     For the six months ended
                                                              June 30,
                                                           1998      1997
                                                           ----      ----
Operating Activities
 Net Income                                             $   578   $   534
  Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate       11       121
   Depreciation and Amortization                             90       102
   Deferred Income Taxes                                    102       108
   Securities Gains                                         (74)      (40)
   Change in Trading Activities                             702      (254)
   Change in Accruals and Other, Net                     (1,085)     (104)
                                                        -------   -------
     Net Cash Provided by Operating Activities              324       467
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks             200      (893)
   Purchases of Securities Held-to-Maturity                (259)     (131)
   Maturities of Securities Held-to-Maturity                375       202
   Purchases of Securities Available-for-Sale            (1,477)     (383)
   Sales of Securities Available-for-Sale                   745       198
   Maturities of Securities Available-for-Sale              517       281
   Net Principal Disbursed on Loans to Customers         (3,190)   (3,433)
   Sales of Loans and Other Real Estate                     159     1,060
   Change in Federal Funds Sold and Securities
    Purchased Under Resale Agreements                     1,653       (88)
   Purchases of Premises and Equipment                      (38)      (17)
   Proceeds from the Sale of Premises and Equipment          41         -
   Acquisitions, Net of Cash Acquired                      (419)     (133)
   Other, Net                                               (51)      (36)
                                                        -------   -------
     Net Cash Used by Investing Activities               (1,744)   (3,373)
                                                        -------   -------
Financing Activities
   Change in Deposits                                     2,092     4,559
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                       (333)     (164)
   Change in Other Borrowed Funds                         1,441       673
   Proceeds from the Issuance of Trust
    Preferred Securities                                    300       400
   Proceeds from the Issuance of Long-Term Debt             210         -
   Repayments of Long-Term Debt                             (16)      (16)
   Issuance of Common Stock                                 251       173
   Treasury Stock Acquired                                 (759)     (773)
   Cash Dividends Paid                                     (194)     (191)
                                                        -------   -------
     Net Cash Provided by Financing Activities            2,992     4,661
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                     (12)       (5)
                                                        -------   -------
Change in Cash and Due From Banks                         1,560     1,750
Cash and Due from Banks at Beginning of Period            5,769     6,032
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 7,329   $ 7,782
                                                        =======   =======
-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
   Interest                                             $   492   $   865
   Income Taxes                                             194       209
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                              4         7
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

2. Allowance for Loan Losses
   -------------------------

	Transactions in the allowance for loan losses are summarized as follows:
                                           Six months ended
                                               June 30,
(In millions)                            1998            1997
                                        -----           -----
 Balance, Beginning of Period           $ 641           $ 901

  Charge-offs                             (19)           (220)
  Recoveries                               10              31
                                        -----           -----
  Net Charge-Offs                          (9)           (189)

  Acquisition                               4               -
  Provision                                10             120
                                        -----           -----
 Balance, End of Period                 $ 646           $ 832
                                        =====           =====

3.  Capital Transactions
    --------------------

	As of July 31, 1998, the Company has approximately 1.6 million shares remaining to repurchase under its share buyback program.

	During the second quarter of 1998, warrant holders converted 1.3 million warrants into 5.0 million common shares, providing the Company with $77 million in capital. In July 1998, warrant holders converted an additional 0.3 million warrants into 1.3 million common shares, providing the Company with $20 million in capital.

4.  New Accounting Pronouncements
    -----------------------------

	On January 1, 1998, a new accounting pronouncement related to comprehensive income was adopted. This pronouncement requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which were reported separately in shareholders' equity, are now included in other comprehensive income. Prior periods have been restated for these changes.

	Effective January 1, 2000, a new accounting standard will require the Company to record all derivatives on the balance sheet at fair value and apply new accounting practices for hedging activities. The Company has not yet determined the impact of the new accounting standard on the Company's financial position and results of operations.

5.  Earnings Per Share
    ------------------

	The following table illustrates the computations of basic and diluted EPS for the three and six months ended June 30, 1998 and 1997:

(In millions, except per share amounts)

                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                             ------------------   ----------------
                              1998       1997       1998      1997
                              ----       ----       ----      ----

Net Income                    $295       $269       $578      $534
Preferred Stock Dividends        -         (3)         -        (5)
                              ----       ----       ----      ----
Net Income Available to
 Common Shareholders          $295       $266       $578      $529
                              ====       ====       ====      ====

Basic Weighted Average
 Shares Outstanding            374        381        372       384
Shares Issued on Conversion:
  Warrants                      11         17         13        18
  Employee Stock Options         7          7          6         7
                              ----       ----       ----      ----
Diluted Weighted Average
 Shares Outstanding            392        405        391       409
                              ====       ====       ====      ====

Basic Earnings Per Share    $ 0.79     $ 0.70     $ 1.56    $ 1.38
Diluted Earnings Per Share  $ 0.75     $ 0.66     $ 1.48    $ 1.29

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


Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

The Company's actual results may differ from those set forth in certain forward-looking statements contained herein. Reference is made to the Company's Annual Report on Form 10-K for a discussion of factors which may affect the Company's future results.

	The Company's reported second quarter diluted earnings per share were 75 cents, up 14% from the 66 cents earned in the second quarter of 1997. Second quarter net income was $295 million, up 10% from $269 million earned in the same period last year. Diluted earnings per share were $1.48 for the first half of 1998, up 15% from the $1.29 earned last year. Net income for the first six months was a record
$578 million, an increase of 8% over last year's $534 million.

	Second quarter results were driven by broad based growth from fee income activities. All fee generating businesses did well with the strongest performances by securities servicing, up 25%, funds transfer, up 19%, and trust and investment, up 16%.

	Securities servicing revenue growth was spread across all product lines, led by ADRs and global custody. ADRs benefited from 27% growth in trading activity in the first six months of 1998, with The Bank of New York named as agent on 83% of new programs that came to market during that period. Global custody's record performance was fueled by new business wins combined with continued growth in cross-border investment and increased trading activity. Overall, fee based revenues and noninterest income contributed 58% of total revenues in the second quarter, up sharply from 50% in the prior year period.

	All of the above contributed to a return on average common equity for the second quarter of 1998 of 24.03% compared with 24.99% in the first quarter of 1998 and 21.84% in the second quarter of 1997. Return on average assets for the second quarter of 1998 was 1.90% compared with 1.93% in the first quarter of 1998 and 1.83% in the second quarter of 1997. For the first six months of 1998, return on average common equity totaled 24.49% compared with 21.36% in 1997. Return on average assets was 1.91% for the first six months of 1998 compared with 1.84% in 1997.

	Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 80 cents per share in the second quarter of 1998, up 13% from 71 cents per share in the second quarter of 1997. On the same basis, tangible return on average common equity was 37.15% in the second quarter of 1998 compared with 31.75% in the second quarter of 1997; and tangible return on average assets was 2.07% in the second quarter of 1998 compared with 2.01% in the second quarter of 1997. Tangible diluted earnings per share were $1.57 per share for the first six months of 1998, compared with $1.39 per share in 1997. Tangible return on average common equity was 37.42% in the first six months of 1998 compared with 30.65% in 1997; and tangible return on average assets was 2.09% in the first six months 1998 compared with 2.03% last year.

	Revenues from the Company's securities servicing businesses reached $239 million for the second quarter and $469 million for the first six months of 1998, growing by 25% compared with the corresponding periods of the previous year. Strong internal growth of 16% was spread over all of the Company's businesses with ADRs, global custody, domestic custody, and stock transfer performing particularly well.

	In cash processing, funds transfer fees were particularly strong, growing by 19%, with cash management fees ahead by 14%. Trade finance revenues were essentially flat during the quarter due to reduced trade flows in Southeast Asia. On a combined basis, fees from cash processing were ahead 8% in the second quarter, reaching $64 million.

	New business and generally strong markets resulted in trust and investment fees of $51 million for the quarter, an increase of 16% over last year. Foreign exchange and other trading revenues increased 69% from a year ago to $42 million for the quarter, but were slightly below the $47 million for the first quarter.

	Net interest income on a taxable equivalent basis for the second quarter rose to $424 million from $404 million in the first quarter of 1998. This was due to commercial loan growth and a more favorable mix of assets. Financial discipline remained a hallmark for the Company as the efficiency ratio was 50.3% in spite of the sale of the credit card operation and the impact of Year 2000 expenses.

	Average diluted shares outstanding were 392 million for the quarter, up from the 390 million in the first quarter of 1998 due to the conversion of warrants, and down significantly from the 405 million in the prior year period, a result of the Company's stock buyback program.

CAPITAL
-------

The Company's Board of Directors declared a common stock dividend of 28 cents per share to be paid in the third quarter, an 8% increase over the 26 cents paid for the first and second quarters of this year. This increase will result in an annual cash dividend rate of $1.12 per share, the highest in the Company's history. The new dividend is payable on August 6, 1998 to holders of record as of the close of business on July 24, 1998.

        The Company's Board also declared a 2-for-1 common stock split, which will be paid after the cash dividend. On August 13, 1998, holders of record as of the close of business on July 24, 1998 will receive one additional share for every share held. Adjusted for the split, diluted earnings per share were 38 cents for the second quarter and 74 cents for the first six months of 1998 compared with 33 cents for the second quarter and 65 cents for the first six months of 1997.

	The Company's estimated Tier 1 capital and Total capital ratios remained strong at 7.27% and 11.28% at June 30, 1998 compared with 7.25% and 11.43% at March 31, 1998, and 7.83% and 12.00% at June 30,
1997. Tangible common equity as a percent of total assets was 5.55% at June 30, 1998 compared with 5.68% at March 31, 1998 and 5.92% one year ago. The leverage ratio was 7.17% at June 30, 1998 compared with 7.33% at March 31, 1998 and 8.04% one year ago.

NET INTEREST INCOME
-------------------
                          2nd       1st       2nd       Year-to-date
                        Quarter   Quarter   Quarter     ------------
(Dollars in millions)     1998      1998      1997      1998    1997
                          ----      ----      ----      ----    ----

Net Interest Income       $424      $404      $489      $828    $985
Net Interest Rate
 Spread                   2.27%     2.24%     3.12%     2.25%   3.21%
Net Yield on Interest-
 Earning Assets           3.28      3.33      4.08      3.30    4.16

	Net interest income on a taxable equivalent basis was $424 million in the second quarter of 1998 compared with $404 million in the first quarter of 1998 and $489 million in the second quarter of 1997. The net interest rate spread was 2.27% in the second quarter of 1998, compared with 2.24% in the first quarter of 1998 and 3.12% one year ago. The net yield on interest-earning assets was 3.28% compared with 3.33% in the first quarter of 1998 and 4.08% in last year's second quarter.

	For the first six months of 1998, net interest income on a taxable equivalent basis, amounted to $828 million compared with $985 million in the first half of 1997. The year-to-date net interest rate spread was 2.25% in 1998 compared with 3.21% in 1997, while the net yield on interest-earning assets was 3.30% in 1998 and 4.16% in 1997.

	The increase in net interest income and the net interest rate spread from the first quarter reflects growth in the balance sheet, improvements in the mix of assets due to corporate loan growth and lower cost of funds. The decline from the second quarter of 1997 was primarily the result of the sale of the credit card business. The decline in the net yield on interest-earning assets from the first quarter of this year is due to the lower value of free funds in a declining rate environment. The decrease in the yield as compared to the second quarter last year is the result of the sale of the credit card business as well as the stock buyback program.

	Interest lost on loans on nonaccrual status at June 30, 1998 and 1997 reduced net interest income by $3 million and $2 million for the three months ended June 30, 1998 and 1997, and by $6 million for the six months ended June 30, 1998 and 1997.

NONINTEREST INCOME
------------------
                                   2nd Quarter     Year-to-date
                                   -----------     -------------
(In millions)                      1998   1997      1998    1997
                                   ----   ----     ------   ----
Processing Fees
  Securities                       $239   $190     $  469   $375
  Cash                               64     59        127    114
                                   ----   ----     ------   ----
                                    303    249        596    489
Trust and Investment Fees            51     44        101     87
Service Charges and Fees             85     94        166    187
Foreign Exchange and
 Other Trading Activities            42     25         88     52
Securities Gains                     46     33         74     40
Other                                34     44         88     89
                                   ----   ----     ------   ----
Total Noninterest Income           $561   $489     $1,113   $944
                                   ====   ====     ======   ====

	Securities servicing fees increased 25% to $239 million compared with $190 million in the second quarter of 1997. Strong internal growth across all areas reached 16%, with remaining growth coming from acquisitions made during 1997. In the first half of 1998, securities servicing fees were $469 million compared with $375 million in 1997. Second quarter service charges and fees of $85 million were up from $81 million in the first quarter due to increased syndication fees. However, service charges and fees were down from $94 million in the second quarter of 1997 reflecting the loss of fee income associated with the sale of the credit card business, partially offset by growth in factoring commissions related to U.K. asset based lending acquisitions. Revenues from foreign exchange and other trading activities were $42 million in the second quarter of 1998 compared with $47 million in the first quarter of 1998 and $25 million in the second quarter of 1997. The Company reported $46 million of securities gains in the second quarter of 1998 compared with $33 million in the second quarter of 1997.

TRADING ACTIVITIES
------------------

	The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 1998 are as follows:

                                                            2nd Quarter 1998
                                    June 30, 1998                Average
                             ----------------------------  ------------------
(In millions)                              Fair Value          Fair Value
                             Notional  ------------------  ------------------
Trading Account               Amount   Assets Liabilities  Assets Liabilities
---------------              --------  ------ -----------  ------ -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                   $10,732  $    8    $    -    $    6    $    -
 Swaps                         29,166     130       132       128       125
 Written Options               53,473       -       154         -       138
 Purchased Options             25,966      57         -        56         -
Foreign Exchange Contracts:
 Swaps                             43       -         -         -         -
 Written Options               49,129       -       501         -       492
 Purchased Options             52,043     497         -       436         -
 Commitments to Purchase
  and Sell Foreign Exchange    54,330     418       416       443       439
Securities                                312       108       298        98
                                       ------    ------    ------    ------
Total Trading Account                  $1,422    $1,311    $1,367    $1,292
                                       ======    ======    ======    ======

        Typically, the Company does not take directional risk, but on occasion residual risk is created in the process of acting as a market maker for the Company's customers. This residual risk is managed by the Company's traders and is limited in total exposure as described below.

	The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by an independent unit on a daily basis. The VAR methodology captures, based on certain assumptions, the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. This methodology does not, however, attempt to evaluate risk created from extraordinary financial, economic or other occurrences, and any risk evaluation system has judgement aspects.

	The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(In millions)          2nd Quarter 1998           Year-to-date
                  ------------------------ -----------------------   As of
Market Risk       Average Minimum  Maximum Average Minimum Maximum  6/30/98
-----------       ------- -------  ------- ------- ------- -------  -------
Interest Rate        $4.5    $2.1     $7.0    $4.8    $2.1    $7.0     $3.9
Foreign Exchange      2.1     0.8      3.5     2.2     0.8     4.0      1.4
Overall Portfolio     6.6     4.0      9.0     7.0     4.0     9.7      5.3

NONINTEREST EXPENSE AND INCOME TAXES
------------------------------------

	Total noninterest expense for the quarter was $472 million, up 2% from $465 million in the same period last year. Year-to-date noninterest expense was $939 million compared with $909 million in 1997. Noninterest expense for the second quarter included $8 million, approximately $0.01 per share, related to making computer systems Year 2000 compliant. For the first six months of 1998, Year 2000 expenses were $16 million or approximately $0.02 per share.

	The efficiency ratio for the second quarter of 1998 was 50.3% compared with 50.1% in the first quarter of 1998 and 49.1% for the second quarter of 1997. For the first half of 1998, the efficiency ratio was 50.2% compared with 48.1% last year. The upward move from a year ago in the efficiency ratio is primarily attributable to the sale of the Company's credit card operations and an increase in Year 2000 systems expenses.

	The effective tax rate for the second quarter and first six months of 1998 was 35.0% and 35.6% compared with 36.5% and 36.6% last year.

NONPERFORMING ASSETS
--------------------
                                                             Change
                                                           6/30/98 vs.
(Dollars in millions)              6/30/98      3/31/98      3/31/98
                                   -------      -------    -----------
Loans:
     Commercial Real Estate          $ 35         $ 37          $(2)
     Other Commercial                  61           58            3
     Foreign                           37           38           (1)
     Community Banking                 49           53           (4)
                                     ----         ----          ---
  Total Loans                         182          186           (4)
Other Real Estate                      17           15            2
                                     ----         ----          ---
  Total                              $199         $201          $(2)
                                     ====         ====          ===

Nonperforming Assets Ratio            0.5%         0.5%
Allowance/Nonperforming Loans       356.1        347.4
Allowance/Nonperforming Assets      324.9        321.2

	Nonperforming assets totaled $199 million at June 30, 1998, compared with $201 million at March 31, 1998, a decrease of $2 million. This was the twenty-eighth consecutive quarter of nonperforming asset decreases.

	At June 30, 1998, impaired loans (nonaccrual loans over $1 million) aggregated $141 million, of which $105 million exceeded their fair value by $38 million. Impaired loans at June 30, 1997, totaled $148 million, of which $106 million exceeded their fair value by $18 million. For the second quarters of 1998 and 1997, the average amount of impaired loans was $146 million and $149 million and interest income (cash received) on them was $436 thousand and $361 thousand.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
---------------------------------------

                            2nd       1st      2nd      Year-to-date
                          Quarter   Quarter  Quarter    ------------
In millions)               1998      1998     1997      1998    1997
                          -------   -------  -------    ----    ----
Provision                  $  5      $  5     $ 60      $ 10    $120
                           ====      ====     ====      ====    ====
Net(Charge-offs)
 Recoveries:
  Commercial Real Estate      1         1        -         2       1
  Other Commercial           (3)       (3)      (6)       (6)     (9)
  Other Consumer             (1)       (1)      (1)       (2)     (3)
  Foreign                     -        (1)       -        (1)      4
  Other                      (1)       (1)      (2)       (2)     (1)
  Credit Card                 -         -      (88)        -    (181)
                           ----      ----      ---      ----   -----
     Total                 $ (4)     $ (5)    $(97)       (9)  $(189)
                           ====      ====     ====      ====   =====

Other Real Estate Expense  $  -      $  1     $  1      $  1   $   1

	The allowance for loan losses was $646 million, or 1.65% of loans at June 30, 1998 compared with $645 million, or 1.74% of loans at March 31, 1998 and $832 million, or 2.13% of loans at June 30, 1997.
The ratio of the allowance to nonperforming assets was 324.9% at June
30, 1998 compared with 321.2% at March 31, 1998 and 342.1% at June 30,
1997.

SECTOR PROFITABILITY
--------------------

	The Company has an internal information system used for management purposes that produces sector performance data for Trust, Securities Servicing and Cash Processing; Corporate Banking; Retail Banking; and Other Sectors. A set of measurement principles has been developed to help insure that reported results of the sectors track their economic performance. Sector results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. Prior year results have been restated to reflect the transfer of leasing operations from the Other Sector to the Corporate Banking Sector. Changes were also made in the allocation of equity to sectors.

	Net interest income is computed on a taxable equivalent basis. Support and other indirect expenses are allocated to sectors based on general guidelines. The provision for loan losses is based on net charge-offs incurred by each sector. Assets and liabilities are match funded.

	The Trust, Securities Servicing, and Cash Processing Sector provides a broad array of fee based services. Trust includes personal trust and investment management. Securities Servicing includes services to both institutional issuers and investors. Cash Processing products relate primarily to funds transfer, deposit services and trade finance. The Retail Banking Sector includes consumer lending, residential mortgage lending, and retail deposit services. The Retail Banking Sector ceased credit card lending during 1997. The Corporate Banking Sector is divided into specialty industries banking, U.S. commercial banking, regional commercial banking, international banking, leasing, and asset based lending. The Other Sector includes trading and investing activities, treasury services to other sectors, general administration, and the difference between the recorded provision for loan losses and that allocated to the other sectors.

	Based on this system, the sectors contributed to the Company's profitability for the second quarter and first six months of 1998 and 1997 as follows:

                     Trust,
                     Securities
                     Servicing
                     and Cash     Corporate    Retail
(In millions)        Processing    Banking     Banking     Other       Total
                     ----------  ----------  ----------  ---------  ----------
2nd Quarter          1998  1997  1998  1997  1998  1997  1998 1997  1998  1997
                     ----  ----  ----  ----  ----  ----  ---- ----  ----  ----
Net Interest Income
 a on a Taxable
 Equivalent Basis    $ 97  $ 79  $192  $173  $132  $235  $  3 $  2  $424  $489
Provision for
 Loan Losses            -     -     2     6     2    91     1  (37)    5    60
Noninterest Income    373   315    94    71    21    44    73   59   561   489
Noninterest Expense   262   220    72    59    85   135    53   50   472   464
                     ----  ----  ----  ----  ----  ----  ---- ----  ----  ----
Income Before Taxes  $208  $174  $212  $179  $ 66  $ 53  $ 22 $ 48  $508  $454
                     ====  ====  ====  ====  ====  ====  ==== ====  ====  ====


                     Trust,
                     Securities
                     Servicing
                     and Cash     Corporate   Retail
(In millions)        Processing    Banking    Banking      Other      Total
                     ----------  ----------  ----------  --------- -----------
Year-to-date         1998  1997  1998  1997  1998  1997  1998 1997  1998  1997
                     ----  ----  ----  ----  ----  ----  ---- ----  ----  ----
Net Interest Income
 on a Taxable
 Equivalent Basis    $178  $149  $385  $356  $259  $476  $  6 $  4 $ 828 $ 985
Provision for
 Loan Losses            -     -     6     7     3   183     1  (70)   10   120
Noninterest Income    747   619   169   133    40    91   157  101 1,113   944
Noninterest Expense   517   433   143   113   171   272   108   92   939   910
                     ----  ----  ----  ----  ----  ----  ---- ---- ----- -----
Income Before Taxes  $408  $335  $405  $369  $125  $112  $ 54 $ 83 $ 992 $ 899
                     ====  ====  ====  ====  ====  ====  ==== ==== ===== =====

Trust, Securities Servicing, and Cash Processing
------------------------------------------------

	In the Trust, Securities Servicing, and Cash Processing Sector, Securities Servicing fees increased 25% to $239 million compared with $190 million in the second quarter of 1997. In the first half of 1998, securities servicing fees were $469 million compared with $375 million in 1997. Strong internal growth of 16% was spread over all the

Company's businesses with ADRs, global custody, domestic custody, and stock transfer performing particularly well. Fee revenues from issuer services, investment company services, and broker/dealer services were $91 million, $73 million, and $75 million in the second quarter of 1998 compared with $74 million, $62 million, and $54 million in 1997. Fees from cash processing increased 8% over the second quarter of last year to $64 million. Funds transfer fees were particularly strong growing by 19%, with cash management fees ahead by 14%. Notwithstanding uncertain economic conditions and the resultant reduced trade flows in Southeast Asia, revenues in our trade finance business were essentially flat. Fees from trust and investment grew 16% in the second quarter of 1998 reflecting new business and generally strong markets. The rise in noninterest expense is primarily related to this growth.

Retail Banking
--------------

	The decrease in net interest income, provision for loan losses, noninterest income, and noninterest expense in the Retail Banking Sector principally reflects the sale of the Company's credit card business in 1997. Net interest income in the Retail Banking Sector's branch network benefited from more favorable interest rate spreads in the second quarter of 1998 compared to the second quarter last year. Operating expenses and net interest income relating to branch banking decreased in part due to the sale of eleven retail branches in November 1997.

Corporate Banking
-----------------

	Net interest income increased in the Corporate Banking Sector due to strong loan growth and acquisitions related to the asset based lending business. In the second quarter of 1998, average loans outstanding in the Corporate Banking Sector increased 15% from the second quarter of last year. The increase in noninterest income reflects higher asset based lending revenue and syndication fees, offset by lower income from the Company's offshore banking subsidiaries. The increase in noninterest expense is partially due to acquisitions related to the asset based lending business.

Other
-----

	The Other Sector reflects the difference between the total provision for loan losses and that charged off by the sectors. The Company reported $46 million of securities gains in the second quarter of 1998 compared with $33 million in the second quarter of 1997. Noninterest income for the first six months of 1998 also includes a pre-tax gain of $29 million on the sale of the Company's property at 48 Wall Street. Noninterest income for the first six months of last year includes a $27 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                             For the three months     For the three months
                             ended June 30, 1998      ended June 30, 1997
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 3,150    $  40   5.12%  $ 2,942    $  39   5.31%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     3,165       42   5.33     2,531       35   5.50
Loans
 Domestic Offices           19,753      384   7.80    22,469      523   9.34
 Foreign Offices            18,219      312   6.86    14,792      243   6.58
                           -------    -----          -------    -----
   Total Loans              37,972      696   7.35    37,261      766   8.25
                           -------    -----          -------    -----
Securities
 U.S. Government
  Obligations                3,307       48   5.81     2,683       39   5.86
 U.S. Government Agency
  Obligations                  557        9   6.50       386        6   6.46
 Obligations of States and
  Political Subdivisions       656       14   8.23       632       14   8.69
 Other Securities,
  including Trading
  Securities                 3,085       37   4.86     1,712       21   4.90
                           -------    -----          -------    -----
   Total Securities          7,605      108   5.68     5,413       80   5.93
                           -------    -----          -------    -----
Total Interest-Earning
 Assets                     51,892      886   6.85%   48,147      920   7.67%
                                      -----                     -----
Allowance for Loan Losses     (644)                     (837)
Cash and Due from Banks      3,529                     3,756
Other Assets                 7,457                     7,853
                           -------                   -------
  TOTAL ASSETS             $62,234                   $58,919
                           =======                   =======

LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
-------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,991       59   4.77%  $ 4,259       49   4.59%
 Savings                     7,751       48   2.50     8,022       51   2.53
 Certificates of Deposit
  $100,000 & Over              734       10   5.48       715       10   5.46
 Other Time Deposits         2,293       28   4.86     2,569       31   5.02
 Foreign Offices            15,864      198   4.98    15,200      187   4.93
                           -------    -----          -------    -----
  Total Interest-Bearing
   Deposits                 31,633      343   4.34    30,765      328   4.28
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,760       31   4.56     2,226       30   5.33
Other Borrowed Funds         4,053       54   5.36     3,195       42   5.25
Long-Term Debt               1,964       34   6.83     1,808       31   6.94
                           -------    -----          -------    -----
  Total Interest-Bearing
   Liabilities              40,410      462   4.58%   37,994      431   4.55%
                                      -----                     -----
Noninterest-Bearing
 Deposits                   10,227                     9,183
Other Liabilities            5,379                     6,028
Minority Interest-
  Preferred Securities       1,300                       714
Preferred Stock                  1                       112
Common Shareholders'
 Equity                      4,917                     4,888
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $62,234                   $58,919
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread             $ 424   2.27%            $ 489   3.12%
                                      =====   ====              =====  ====
 Net Yield on Interest-
  Earning Assets                              3.28%                     4.08%
                                              ====                      ====


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)

                              For the six months       For the six months
                              ended June 30, 1998      ended June 30, 1997
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 3,002   $   83   5.56%  $ 2,692   $   73   5.46%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     2,743       72   5.29     2,541       68   5.41
Loans
 Domestic Offices           19,389      755   7.86    22,610    1,048   9.32
 Foreign Offices            17,923      611   6.87    14,545      466   6.46
                           -------   ------          -------   ------
   Total Loans              37,312    1,366   7.38    37,155    1,514   8.22
                           -------   ------          -------   ------
Securities
 U.S. Government
  Obligations                3,365       97   5.78     2,718       78   5.82
 U.S. Government Agency
  Obligations                  584       19   6.47       405       13   6.40
 Obligations of States and
  Political Subdivisions       660       27   8.23       637       28   8.67
 Other Securities,
  including Trading
  Securities                 2,907       65   4.53     1,617       42   5.21
                           -------   ------          -------   ------
   Total Securities          7,516      208   5.58     5,377      161   6.03
                           -------   ------          -------   ------
Total Interest-Earning
 Assets                     50,573    1,729   6.89%   47,765    1,816   7.67%
                                     ------                    ------
Allowance for Loan Losses     (644)                     (854)
Cash and Due from Banks      3,535                     3,901
Other Assets                 7,462                     7,576
                           -------                   -------
  TOTAL ASSETS             $60,926                   $58,388
                           =======                   =======

LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
--------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,857      114   4.73%  $ 4,074       89   4.42%
 Savings                     7,712       97   2.54     8,071      102   2.55
 Certificates of Deposit
  $100,000 & Over              701       19   5.50       706       19   5.38
 Other Time Deposits         2,301       55   4.86     2,531       61   4.88
 Foreign Offices            15,112      382   5.10    14,904      358   4.83
                           -------   ------          -------   ------
  Total Interest-Bearing
   Deposits                 30,683      667   4.39    30,286      629   4.19
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,856       65   4.60     2,246       58   5.22
Other Borrowed Funds         3,717      103   5.56     3,223       81   5.08
Long-Term Debt               1,902       66   6.88     1,812       63   6.89
                           -------   ------          -------   ------
  Total Interest-Bearing
   Liabilities              39,158      901   4.64%   37,567      831   4.46%
                                     ------                    ------
Noninterest-Bearing
 Deposits                   10,124                     9,226
Other Liabilities            5,718                     5,836
Minority Interest-
  Preferred Securities       1,164                       657
Preferred Stock                  1                       112
Common Shareholders'
 Equity                      4,761                     4,990
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $60,926                   $58,388
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $  828   2.25%            $  985   3.21%
                                     ======   =====            ======   =====
 Net Yield on Interest-
  Earning Assets                              3.30%                     4.16%
                                              ====                      ====

PART 2.  OTHER INFORMATION

Item 4.  Submissions of Matters to Vote of Security Holders
-----------------------------------------------------------

	The Company held its annual meeting on May 12, 1998 at The Bank of New York at 48 Wall Street in New York, New York. The following matters were submitted to a vote of the shareholders:

	-- election of fifteen director nominees to new one-year terms was approved with no nominee receiving less than 319.1 million votes;

        -- amendment to Article FOURTH of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 800,000,000 shares to 1,600,000,000 shares was approved by a vote of 306.9 million affirmative to 13.0 million negative;

        -- appointment of Ernst & Young LLP as the Company's independent public accountants for 1998 was ratified by a vote of 320.1 million affirmative to 0.5 million negative;

        -- proposal to approve the Company's 1999 Long-Term Incentive Plan was approved by a vote of 180.9 million affirmative to 93.4 million negative;

	-- proposal that cumulative voting rights be accorded to shareholders was defeated by a vote of 62.6 million affirmative to
212.4 million negative; and

	-- proposal that the Company affirm its political non-partisanship was defeated by a vote of 10.9 million affirmative to
256.2 million negative.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on
Trust Preferred Securities, and Preferred Stock Dividends for the
Three and Six Months Ended June 30, 1998 and 1997.

Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at June 30, 1998 and for the Six Months
Ended June 30, 1998.

(b)  The Company filed the following reports on Form 8-K since
     March 31, 1998:

On April 20, 1998, the Company filed a Form 8-K Current Report
(Items 5 and 7), report included unaudited interim financial information and accompanying discussion for the first quarter of

1998 contained in the Company's press release dated April 20, 1998.

On April 22, 1998, the Company filed a Form 8-K Current Report
(Items 5 and 7), report included the press release announcing the Company's proposed merger plan with Mellon Bank Corporation and accompanying presentation materials.

On April 23, 1998, the Company filed a Form 8-K Current Report
(Items 5 and 7), report included the press release confirming the Company's desire to complete its proposed merger to Mellon Bank
Corporation.

On May 20, 1998, the Company filed a Form 8-K Current Report
(Items 5 and 7), report included the press release regarding the Company's withdrawal of its merger proposal to Mellon Bank
Corporation.

On July 20, 1998, the Company filed a Form 8-K Current Report
(Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1998 contained in the Company's press release dated
July 20, 1998.

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: August 12, 1998             By:  \s\ Robert E. Keilman
                                       -----------------------
                                Name:  Robert E. Keilman
                               Title:  Comptroller

                           EXHIBIT INDEX
                           -------------


Exhibit           Description
-------           -----------


   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred
               Stock Dividends for the Three and Six Months Ended June 30, 1998 and 1997.

   27 Financial Data Schedule containing selected financial data at June 30, 1998 and for the Six Months Ended June 30, 1998.