Form 10-Q
period 1998-09-30
BANK OF NEW YORK CO INC
filed 1998-11-13
CIK 9626

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

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

    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 760,662,982 shares as of October 30, 1998.

                 THE BANK OF NEW YORK COMPANY, INC.
                             FORM 10-Q
                        TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997                  3

          Consolidated Statements of Income
          For the Three Months and Nine Months
          Ended September 30, 1998 and 1997                         4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Nine
          Months Ended September 30, 1998                           5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30,
          1998 and 1997                                             6

          Notes to Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10


PART 2.  OTHER INFORMATION
--------------------------

Item 5.  Other Information                                         27

Item 6.  Exhibits and Reports on Form 8-K                          27


SIGNATURE                                                          28

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
------------------------------------------------------------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)

                                                   September 30,  December 31,
                                                       1998          1997
                                                       ----          ----
                                                   (Unaudited)      (Note)
Assets
------
Cash and Due from Banks                              $ 7,693       $ 5,769
Interest-Bearing Deposits in Banks                     2,667         2,126
Securities:
  Held-to-Maturity (fair value of $966 in
    1998 and $1,106 in 1997)                             996         1,127
  Available-for-Sale                                   4,915         5,501
                                                     -------       -------
    Total Securities                                   5,911         6,628
Trading Assets at Fair Value                           2,460         2,616
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                               1,143         2,820
Loans (less allowance for loan losses
 of $638 in 1998 and $641 in 1997)                    37,868        34,486
Premises and Equipment                                   850           835
Due From Customers on Acceptances                      1,121         1,187
Accrued Interest Receivable                              340           356
Other Assets                                           3,759         3,138
                                                     -------       -------
     Total Assets                                    $63,812       $59,961
                                                     =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally
  domestic offices)                                  $11,209       $12,561
 Interest-Bearing
    Domestic Offices                                  15,769        15,607
    Foreign Offices                                   17,514        13,189
                                                     -------       -------
     Total Deposits                                   44,492        41,357
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                      1,807         2,329
Other Borrowed Funds                                   5,230         4,673
Acceptances Outstanding                                1,132         1,196
Accrued Taxes and Other Expenses                       2,163         1,910
Accrued Interest Payable                                 173           182
Other Liabilities                                        479           503
Long-Term Debt                                         2,022         1,809
                                                     -------       -------
     Total Liabilities                                57,498        53,959
                                                     -------       -------
Guaranteed Preferred Beneficial Interests in
 the Company's Junior Subordinated Deferrable
 Interest Debentures                                   1,300         1,000
                                                     -------       -------

Class A Preferred Stock - par value $2.00
 per share, authorized 5,000,000 shares,
 outstanding 22,800 shares in 1998 and
 23,844 shares in 1997                                     1             1
Common Stock - par value $7.50 per share,
 authorized 1,600,000,000 shares, issued
 953,810,729 shares in 1998 and
 920,425,238 shares in 1997                            7,154         6,904
Additional Capital                                        72            12
Retained Earnings                                      1,110           529
Accumulated Other Comprehensive Income                   221           285
                                                     -------       -------
                                                       8,558         7,731
 Less:  Treasury Stock - 195,994,250 shares in
        1998 and 170,641,008 shares in 1997, at cost   3,529         2,714
        Loan to ESOP - 2,113,658 shares, at cost          15            15
                                                     -------       -------
     Total Shareholders' Equity                        5,014         5,002
                                                     -------       -------
     Total Liabilities and Shareholders' Equity      $63,812       $59,961
                                                     =======       =======
------------------------------------------------------------------------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                      (In millions, except per share amounts)
                                   (Unaudited)
                           For the three months ended  For the nine months ended
                                    September 30,               September 30,

                                   1998       1997             1998       1997
                                   ----       ----             ----       ----
Interest Income
---------------
Loans                             $ 708      $ 766          $ 2,073    $ 2,278
Securities
  Taxable                            64         59              209        178
  Exempt from Federal
   Income Taxes                      16          9               46         26
                                  -----      -----            -----      -----
                                     80         68              255        204
Deposits in Banks                    44         45              127        118
Federal Funds Sold and Securities
 Purchased Under Resale
  Agreements                         68         37              140        105
Trading Assets                        6          5               15         16
                                  -----      -----            -----      -----
      Total Interest Income         906        921            2,610      2,721
                                  -----      -----            -----      -----
Interest Expense
----------------
Deposits                            367        331            1,034        960
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                          38         30              104         88
Other Borrowed Funds                 52         42              154        124
Long-Term Debt                       34         32              100         94
                                  -----      -----            -----      -----
      Total Interest Expense        491        435            1,392      1,266
                                  -----      -----            -----      -----
Net Interest Income                 415        486            1,218      1,455
-------------------
Provision for Loan Losses             5         60               15        180
                                  -----      -----            -----      -----
Net Interest Income After
 Provision for Loan Losses          410        426            1,203      1,275
                                  -----      -----            -----      -----
Noninterest Income
------------------
Processing Fees
 Securities                         258        202              726        577
 Cash                                66         63              193        177
                                  -----      -----            -----      -----
                                    324        265              919        754
Trust and Investment Fees            53         46              154        134
Service Charges and Fees             81         92              248        280
Securities Gains                     51         51              125         91
Other                                63         50              239        189
                                  -----      -----            -----      -----
    Total Noninterest Income        572        504            1,685      1,448
                                  -----      -----            -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits      294        269              863        789
Net Occupancy                        41         42              126        126
Furniture and Equipment              22         23               63         70
Other                               124        139              368        399
                                  -----      -----            -----      -----
  Total Noninterest Expense         481        473            1,420      1,384
                                  -----      -----            -----      -----
Income Before Income Taxes          501        457            1,468      1,339
Income Taxes                        175        165              519        488
Distribution on Trust Preferred
 Securities                          25         19               70         45
                                  -----      -----            -----      -----
Net Income                        $ 301      $ 273            $ 879      $ 806
----------                        =====      =====            =====      =====
Net Income Available to
-----------------------
 Common Shareholders              $ 301      $ 270            $ 879      $ 799
 -------------------              =====      =====            =====      =====

Per Common Share Data:
----------------------
   Basic Earnings                 $0.40      $0.36            $1.18      $1.05
   Diluted Earnings                0.39       0.34             1.13       0.98
   Cash Dividends Paid             0.14       0.12             0.40       0.36

Diluted Shares Outstanding          779        801              781        812
--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                   For the nine months ended September 30, 1998
                                  (In millions)
                                   (Unaudited)



Preferred Stock
 Balance, January 1                                    $     1
                                                       -------
                                                             1
 Balance, September 30                                 -------

Common Stock
 Balance, January 1                                      6,904
   Exercise of Warrants                                    200
   Other Issuances                                          50
                                                       -------
 Balance, September 30                                   7,154
                                                       -------
Additional Capital
 Balance, January 1                                         12
   Exercise of Warrants                                      7
   Other                                                    53
                                                       -------
 Balance, September 30                                      72
                                                       -------
Retained Earnings
 Balance, January 1                                        529
   Net Income                                              879
   Cash Dividends
     Common Stock                                         (298)
                                                       -------
 Balance, September 30                                   1,110
                                                       -------
 Accumulated Other Comprehensive Income

      Securities Valuation Allowance
       Balance, January 1                                  320
         Change in Fair Value of Securities
          Available-for-Sale, Net of $27 Million
          in Taxes                                          26
         Reclassification Adjustment,
          Net of $45 Million in Taxes                      (90)
                                                       -------
       Balance, September 30                               256
                                                       -------
      Foreign Currency Items
       Balance, January 1                                  (35)
         Foreign Currency Translation Adjustment,           (-)
                                                       -------
       Balance, September 30                               (35)
                                                       -------
Less: Treasury Stock
 Balance, Janaury 1                                      2,714
   Issued                                                  (89)
   Acquired                                                904
                                                       -------
 Balance, September 30                                   3,529
                                                       -------
Less Loan to ESOP
 Balance, January 1                                         15
                                                       -------
 Balance, September 30                                      15
                                                       -------
Total Shareholders' Equity, September 30               $ 5,014
                                                       =======
-------------------------------------------------------------------------------

Comprehensive Income for the three months ended September 30, 1998 and 1997 was $167 million and $381 million.
Comprehensive Income for the nine months ended September 30, 1998 and 1997 was $814 million and $980 million.

See accompanying Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                (In millions)
                                 (Unaudited)

                                                     For the nine months ended
                                                            September 30,
                                                           1998      1997
                                                           ----      ----
Operating Activities
 Net Income                                             $   879   $   806
  Adjustments to Determine Net Cash Provided (Used)
  by Operating Activities
   Provision for Losses on Loans and Other Real Estate       16       181
   Depreciation and Amortization                            138       154
   Deferred Income Taxes                                    209       190
   Securities Gains                                        (125)      (91)
   Change in Trading Activities                             103      (325)
   Change in Accruals and Other, Net                       (995)      184
                                                        -------   -------
     Net Cash Provided by Operating Activities              225     1,099
                                                        -------   -------
Investing Activities
   Change in Interest-Bearing Deposits in Banks            (456)     (662)
   Purchases of Securities Held-to-Maturity                (505)     (234)
   Maturities of Securities Held-to-Maturity                637       278
   Purchases of Securities Available-for-Sale            (1,885)   (1,034)
   Sales of Securities Available-for-Sale                 1,704       394
   Maturities of Securities Available-for-Sale              731       614
   Net Principal Disbursed on Loans to Customers         (2,645)   (3,173)
   Sales of Loans and Other Real Estate                     204     1,263
   Change in Federal Funds Sold and Securities
   Purchased Under Resale Agreements                      1,677    (2,596)
   Purchases of Premises and Equipment                      (66)      (30)
   Acquisitions, Net of Cash Acquired                      (445)     (178)
   Proceeds from the Sale of Premises and Equipment          48         -
   Other, Net                                               (80)      (75)
                                                        -------   -------
     Net Cash Used by Investing Activities               (1,081)   (5,433)
                                                        -------   -------
Financing Activities
   Change in Deposits                                     3,035     3,302
   Change in Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                       (522)      199
   Change in Other Borrowed Funds                           544       561
   Proceeds from the Issuance of Trust
    Preferred Securities                                    300       400
   Proceeds from the Issuance of Long-Term Debt             270        25
   Repayments of Long-Term Debt                             (34)      (16)
   Issuance of Common Stock                                 399       226
   Treasury Stock Acquired                                 (904)   (1,058)
   Cash Dividends Paid                                     (298)     (284)
                                                        -------   -------
     Net Cash Provided by Financing Activities            2,800     3,355
                                                        -------   -------
Effect of Exchange Rate Changes on Cash                     (20)       (4)
                                                        -------   -------
Change in Cash and Due From Banks                         1,924      (983)
Cash and Due from Banks at Beginning of Period            5,769     6,032
                                                        -------   -------
Cash and Due from Banks at End of Period                $ 7,693   $ 5,049
                                                        =======   =======
-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
   Interest                                             $ 1,401   $ 1,267
   Income Taxes                                             229       263
Noncash Investing Activity (Primarily Foreclosure
 of Real Estate)                                              7         7
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


2. Allowance for Loan Losses
   -------------------------

	Transactions in the allowance for loan losses are summarized as follows:
                                           Nine months ended
                                             September 30,
(In millions)                            1998            1997
                                        -----           -----
 Balance, Beginning of Period           $ 641           $ 901

  Charge-offs                             (42)           (355)
  Recoveries                               20              45
                                        -----           -----
  Net Charge-Offs                         (22)           (310)

  Acquisition                               4               -
  Provision                                15             180
                                        -----           -----
 Balance, End of Period                 $ 638           $ 771
                                        =====           =====

3.  Capital Transactions
    --------------------

	As of October 31, 1998, the Company has approximately 1.0 million shares remaining to repurchase under its share buyback program.

	During the third quarter of 1998, warrant holders converted 1.0 million warrants into 8.2 million common shares, providing the Company with $64 million in capital. In October 1998, warrant holders converted an additional 0.7 million warrants into 5.5 million common shares, providing the Company with $43 million in capital.

	On May 12, 1998 the Company's shareholders authorized an increase in the Company's capital stock from 800 million common shares to 1.6 billion common shares. The stock was split two-for-one on August 13, 1998 to shareholders of record on July 24, 1998. Prior period financial statements have been restated to reflect the stock split.


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

5.  Earnings Per Share
    ------------------

	The following table illustrates the computations of basic and diluted earnings per share for the three and nine months ended
September 30, 1998 and 1997:

(In millions, except per share amounts)

                             Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                             ------------------   ----------------
                              1998       1997       1998      1997
                              ----       ----       ----      ----

Net Income                    $301       $273       $879      $806
Preferred Stock Dividends        -         (3)         -        (7)
                              ----       ----       ----      ----
Net Income Available to
 Common Shareholders          $301       $270       $879      $799
                              ====       ====       ====      ====

Basic Weighted Average
 Shares Outstanding            751        754        746       764
Shares Issued on Conversion:
  Warrants                      16         34         22        34
  Employee Stock Options        12         13         13        14
                              ----       ----       ----      ----
Diluted Weighted Average
 Shares Outstanding            779        801        781       812
                              ====       ====       ====      ====

Earnings Per Share:
  Basic                     $ 0.40     $ 0.36     $ 1.18    $ 1.05
  Diluted                     0.39       0.34       1.13      0.98


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

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

The Company's actual results of future operations may differ from those set forth in certain forward-looking statements contained herein. Refer to further discussion under the heading "Forward Looking Statements".

	The Company's reported third quarter diluted earnings per share were 39 cents, up 15% from the 34 cents earned in the third quarter of 1997. Third quarter net income was $301 million, up 10% from $273 million earned in the same period last year. Diluted earnings per share were $1.13 for the first nine months of 1998, up 15% from the $0.98 earned last year. Net income for the first nine months was a record $879 million, an increase of 9% over last year's $806 million.

	Third quarter results were driven by strong growth across diversified fee based businesses. Record securities trading volumes, new business wins, and market share gains pushed securities servicing fees up 27% and trust and investment fees up 15%. As a result, fee based revenue and noninterest income contributed 58% of revenues. Additional highlights for the quarter were consistent and favorable foreign exchange results, reductions in nonperforming assets, and continued control of operating expenses.

	In securities servicing, revenue growth was led by ADRs, domestic and global custody, stock transfer, and UIT. The ADR business continues its strong performance with trading volumes on U.S.
exchanges in the third quarter up 38% from a year ago. In addition, the Company was named as agent on 34 new programs during the quarter. Domestic and global custody continued to gain momentum from new business wins. Trust and investment's performance, in the face of generally declining equity markets, was the result of strong relative investment performance creating continued new business flow. Financial discipline remained a hallmark for the Company, as the efficiency ratio was 50.6%.

	These favorable results contributed to a return on average common equity for the third quarter of 1998 of 24.19% compared 24.03% in the second quarter of 1998 and 22.06% in the third quarter of 1997. Return on average assets for the third quarter of 1998 was 1.86% compared with 1.90% in the second quarter of 1998 and 1.81% in the third quarter of 1997. For the first nine months of 1998, return on average common equity totaled 24.39% compared with 21.59% in 1997. Return on average assets was 1.90% for the first nine months of 1998 compared with 1.83% in 1997.

	Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 41 cents per share in the third quarter of 1998, up 14% from 36 cents per share in the third quarter of 1997. On the same basis, tangible return on average common equity was 37.56% in the third quarter of 1998 compared with 32.29% in the third quarter of 1997; and tangible return on average assets was 2.03% in the third quarter of 1998 compared with 2.00% in the third quarter of 1997. Tangible diluted earnings per share were $1.20 per share for the first nine months of 1998, compared with $1.06 per share in 1997. Tangible return on average common equity was 37.47% in the first nine months of 1998 compared with 31.18% in 1997; and tangible return on average assets was 2.07% in the first nine months 1998 compared with 2.02% last year.

	Net interest income on a taxable equivalent basis for the third quarter rose to $430 million from $424 million in the second quarter due to growth in liquid investments related to substantial increases in customer driven deposits from the Company's global securities servicing clients. Revenues from the Company's securities servicing businesses reached $258 million for the third quarter and $726 million for the first nine months of 1998, up 27% and 26% compared with the corresponding periods of the prior year. Strong internal growth of 16% was spread over all of the Company's securities servicing businesses.

	In cash processing, fees from funds transfer grew by 8% from the previous year, the result of continued market share gains partially offset by reduced levels of global trade activity. Trade finance revenues were flat with a year ago as the decline in letter of credit volume was mitigated by improving margins. For the quarter, overall cash processing fees grew by 5% from a year ago reaching $66 million.

	Trust and investment fees were $53 million for the quarter, an increase of 15% over last year, the result of focused and aggressive new business efforts. Notwithstanding the turmoil in the global financial markets, foreign exchange and other trading revenues were $30 million compared with $35 million last year and $42 million in the second quarter of 1998 reflecting the customer driven nature of this business.

	Average diluted shares outstanding were 779 million for the quarter, down from the 783 million in the second quarter of 1998 and 801 million in the third quarter a year ago as a result of the Company's stock buyback programs.

CAPITAL
-------

	The Company's estimated Tier 1 capital and Total capital ratios remained strong at 7.48% and 11.59% at September 30, 1998 compared with 7.25% and 11.24% at June 30, 1998 and 7.61% and 11.62% at
September 30, 1997. Tangible common equity as a percent of total assets was 5.59% at September 30, 1998 compared with 5.55% at June 30, 1998 and 5.99% one year ago. The leverage ratio was 7.24% at September 30, 1998 compared with 7.17% at June 30, 1998 and 7.82% one year ago.

NET INTEREST INCOME
-------------------
                          3rd       2nd       3rd       Year-to-date
                        Quarter   Quarter   Quarter     ------------
(Dollars in millions)     1998      1998      1997      1998    1997
                          ----      ----      ----      ----    ----

Net Interest Income       $430      $424      $495    $1,258  $1,480
Net Interest Rate
 Spread                   2.14%     2.27%     2.98%     2.21%   3.13%
Net Yield on Interest-
 Earning Assets           3.15      3.28      4.02      3.25    4.11

	Net interest income on a taxable equivalent basis was $430 million in the third quarter of 1998 compared with $424 million in the second quarter of 1998 and $495 million in the third quarter of 1997. The net interest rate spread was 2.14% in the third quarter of 1998, compared with 2.27% in the second quarter of 1998 and 2.98% one year ago. The net yield on interest-earning assets was 3.15% compared with 3.28% in the second quarter of 1998 and 4.02% in last year's third quarter.

	For the first nine months of 1998, net interest income on a taxable equivalent basis, amounted to $1,258 million compared with $1,480 million in the first nine months of 1997. The year-to-date net interest rate spread was 2.21% in 1998 compared with 3.13% in 1997, while the net yield on interest-earning assets was 3.25% in 1998 and 4.11% in 1997.

	The increase in net interest income and the decline in the net interest rate spread from the second quarter were the result of growth in highly liquid but lower yielding assets, related to substantial increases in short-term deposits from our securities servicing client base. The declines from the third quarter of 1997 were primarily the result of the sale of the credit card business.

	Interest lost on loans on nonaccrual status at September 30, 1998 and 1997 reduced net interest income by $2 million and $4 million for the three months ended September 30, 1998 and 1997, and by $8 million and $10 million for the nine months ended September 30, 1998 and 1997.

NONINTEREST INCOME
------------------
                                   3rd Quarter      Year-to-date
                                   -----------     --------------
(In millions)                      1998   1997      1998     1997
                                   ----   ----     ------    ----
Processing Fees
  Securities                       $258   $202     $  726  $  577
  Cash                               66     63        193     177
                                   ----   ----     ------  ------
                                    324    265        919     754
Trust and Investment Fees            53     46        154     134
Service Charges and Fees             81     92        248     280
Foreign Exchange and
 Other Trading Activities            30     35        118      87
Securities Gains                     51     51        125      91
Other                                33     15        121     102
                                   ----   ----     ------  ------
Total Noninterest Income           $572   $504     $1,685  $1,448
                                   ====   ====     ======  ======

	Securities servicing fees increased 27% to $258 million compared with $202 million in the third quarter of 1997. Strong internal growth across all areas reached 16%, with remaining growth coming from acquisitions made during 1997. In the first nine months of 1998, securities servicing fees were $726 million compared with $577 million in 1997. Third quarter service charges and fees of $81 million were down from $85 million in the second quarter. This was due to a decline in syndication activity which, while still strong, was below second quarter levels. Service charges and fees were down from $92 million in the third quarter of 1997 reflecting the loss of revenue associated with the sale of the credit card business, partially offset by growth in factoring commissions related to U.K. asset based lending acquisitions. Revenues from foreign exchange and other trading activities were $30 million in the third quarter of 1998 compared with $42 million in the second quarter of 1998 and $35 million in the third quarter of 1997. The Company reported $51 million of securities gains in the third quarter of 1998, the same level as a year ago.

TRADING ACTIVITIES
------------------

	The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 1998 are as follows:

                                                              3rd Quarter 1998
                                  September 30, 1998              Average
                             ----------------------------   -------------------
(In millions)                              Fair Value           Fair Value
                             Notional  ------------------   -------------------
Trading Account               Amount   Assets Liabilities   Assets  Liabilities
---------------              --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                   $19,379  $    7    $    -     $    9    $    -
 Swaps                         36,602     445       293        262       201
 Written Options               49,190       -       353          -       205
 Purchased Options             26,168     110         -         34         -
Foreign Exchange Contracts:
 Swaps                             34       -         -          -         -
 Written Options               56,725       -       463          -       545
 Purchased Options             60,163     459         -        510         -
 Commitments to Purchase
  and Sell Foreign Exchange    58,588     554       532        487       473
Securities                                885       125        843        82
                                       ------   ------      ------    ------
Total Trading Account                  $2,460    $1,766     $2,145    $1,506
                                       ======    ======     ======    ======

	Typically, the Company does not take directional risk, but on occasion residual risk is created in the process of acting as a market maker for the Company's customers. This residual risk is managed by the Company's traders and is limited in total exposure as described below.

	The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by an independent unit on a daily basis. The VAR methodology captures, based on certain assumptions, the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. This methodology does not attempt to evaluate risk created from extraordinary financial, economic or other occurrences, some of which have recently occurred, and any risk evaluation system has judgmental aspects.

	The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated. During these periods, the daily trading loss did not exceed the calculated VAR amounts on any given day.

(In millions)          3rd Quarter 1998              Year-to-date
                  --------------------------  -------------------------   As of
Market Risk       Average  Minimum  Maximum  Average  Minimum  Maximum   9/30/98
-----------       -------  -------  -------  -------  -------  -------   -------
Interest Rate        $3.3     $1.5     $6.4     $4.3     $1.5     $7.0     $4.3
Foreign Exchange      2.6      1.1      4.8      2.3      0.8      4.8      2.9
Overall Portfolio     5.9      2.8      9.7      6.6      2.8      9.7      7.2


NONINTEREST EXPENSE AND INCOME TAXES
------------------------------------

	Total noninterest expense for the quarter was $481 million, up only 2% from $473 million in the same period last year. Year-to-date noninterest expense was $1,420 million compared with $1,384 million in 1997, a 3% increase. Noninterest expense for the third quarter included $8 million, approximately 1 cent per share, related to making computer systems Year 2000 compliant. For the first nine months of 1998, Year 2000 expenses were $25 million or approximately 2 cents per share.

	The efficiency ratio for the third quarter of 1998 was 50.6% compared with 50.3% in the second quarter of 1998 and 50.1% for the third quarter of 1997. For the first nine months of 1998, the efficiency ratio was 50.3% compared with 48.8% last year. The upward move from a year ago in the efficiency ratio is primarily attributable to the sale of the Company's credit card operations and higher Year 2000 systems expenses.

	The effective tax rate for the third quarter and first nine months of 1998 was 35.1% and 35.4% compared with 36.1% and 36.4% last year.

NONPERFORMING ASSETS
--------------------
                                                             Change
                                                           9/30/98 vs.
(Dollars in millions)              9/30/98      6/30/98      6/30/98
                                   -------      -------    -----------
Loans:
     Commercial Real Estate          $ 36         $ 35          $ 1
     Other Commercial                  56           61           (5)
     Foreign                           40           37            3
     Community Banking                 45           49           (4)
                                     ----         ----          ---
  Total Loans                         177          182           (5)
Other Real Estate                      18           17            1
                                     ----         ----          ---
  Total                              $195         $199          $(4)
                                     ====         ====          ===

Nonperforming Assets Ratio            0.5%         0.5%
Allowance/Nonperforming Loans       360.4        356.1
Allowance/Nonperforming Assets      327.8        324.9

	Nonperforming assets totaled $195 million at September 30, 1998, compared with $199 million at June 30, 1998, a decrease of $4 million. This was the twenty-ninth consecutive quarter of nonperforming asset decreases.

	At September 30, 1998, impaired loans (nonaccrual loans over $1 million) aggregated $138 million, of which $106 million exceeded their fair value by $36 million. Impaired loans at September 30, 1997, totaled $155 million, of which $120 million exceeded their fair value by $56 million. For the third quarters of 1998 and 1997, the average amount of impaired loans was $139 million and $152 million. No interest income (cash received) was received on the impaired loans in the third quarter of 1998, while $140 thousand was received during the third quarter of 1997.

LOAN LOSS PROVISION AND NET CHARGE-OFFS
---------------------------------------

                            3rd       2nd      3rd      Year-to-date
                          Quarter   Quarter  Quarter    ------------
In millions)               1998      1998     1997      1998    1997
                          -------   -------  -------    ----    ----
Provision                  $  5      $  5     $ 60      $ 15    $180
                           ====      ====     ====      ====    ====
Net(Charge-offs)
 Recoveries:
  Commercial Real Estate      5         1        1         7       2
  Other Commercial          (16)       (3)     (26)      (22)    (35)
  Other Consumer             (1)       (1)      (1)       (3)     (3)
  Foreign                    (1)        -        1        (2)      4
  Other                       -        (1)      (1)       (2)     (2)
  Credit Card                 -         -      (95)        -    (276)
                           ----      ----    -----      ----   -----
     Total                 $(13)     $ (4)   $(121)     $(22)  $(310)
                           ====      ====    =====      ====   =====

Other Real Estate Expense  $  -      $  -     $ (2)     $  1   $  (1)
	(Recoveries)

	The allowance for loan losses was $638 million, or 1.66% of loans at September 30, 1998 compared with $646 million, or 1.65% of loans at June 30, 1998 and $771 million, or 2.01% of loans at September 30,
1997. The ratio of the allowance to nonperforming assets was 327.8% at September 30, 1998 compared with 324.9% at June 30, 1998 and 326.5% at September 30, 1997.

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

	Based on this system, the sectors contributed to the Company's profitability for the third quarter and first nine months of 1998 and 1997 as follows:

                     Trust,
                     Securities
                     Servicing
                     and Cash     Corporate    Retail
(In millions)        Processing    Banking     Banking    Other        Total
                     ----------  ----------  ---------- ----------   -----------
3rd Quarter          1998  1997  1998  1997  1998  1997 1998  1997   1998   1997
                     ----  ----  ----  ----  ----  ---- ----  ----   ----   ----
Net Interest Income
 on a Taxable
 Equivalent Basis    $ 90  $ 73  $205  $176  $132  $244  $ 4   $ 2   $431   $495
Provision for
 Loan Losses            -     -    12    25     1    96   (8)  (61)     5     60
Noninterest Income    396   332    74    66    24    48   78    58    572    504
Noninterest Expense   262   221    67    64   103   141   50    47    482    473
                     ----  ----  ----  ----  ----  ---- ----  ----   ----   ----
Income Before Taxes  $224  $184  $200  $153  $ 52  $ 55  $40   $74   $516   $466
                     ====  ====  ====  ====  ====  ==== ====  ====   ====   ====

                     Trust,
                     Securities
                     Servicing
                     and Cash     Corporate   Retail
(In millions)        Processing    Banking    Banking     Other        Total
                     ----------  ----------  ---------- ----------   -----------
Year-to-date         1998  1997  1998  1997  1998  1997 1998  1997   1998   1997
                     ----  ----  ----  ----  ----  ---- ----  ----   ----   ----
Net Interest Income
 on a Taxable
 Equivalent Basis   $ 268  $222  $590  $532  $391  $720  $10  $  6 $1,259 $1,480
Provision for
 Loan Losses            -     -    18    32     4   279   (7) (131)    15    180
Noninterest Income  1,142   951   243   199    64   139  235   159  1,685  1,448
Noninterest Expense   779   654   210   177   274   413  157   140  1,420  1,384
                    -----  ----  ----  ----  ----  ---- ----  ---- ------ ------
Income Before Taxes $ 631  $519  $605  $522  $177  $167  $95  $156 $1,509 $1,364
                    =====  ====  ====  ====  ====  ==== ====  ==== ====== ======

Trust, Securities Servicing, and Cash Processing
------------------------------------------------

	The 23% increase in net interest income for the third quarter is attributable to substantial increases in customer driven deposits from the Company's global securities servicing clients. Securities servicing fees increased 27% to $258 million compared with $202 million in the third quarter of 1997. In the first nine months of 1998, securities servicing fees were $726 million compared with $577 million in 1997. Strong internal growth of 16% was spread over all the Company's businesses with ADRs, global custody, domestic custody, UIT, and stock transfer performing particularly well. Fee revenues from issuer services, investment company services, and broker/dealer services were $105 million, $76 million, and $77 million in the third quarter of 1998 compared with $80 million, $68 million, and $54 million in 1997.

In cash processing, fees from funds transfer for the third quarter grew by 8% over the previous year, the result of continued market share gains partially offset by reduced levels of global trade activity. Trade finance revenues were flat with a year ago as the decline in letter of credit volume was mitigated by improving margins. For the quarter, overall cash processing fees grew by 5% from a year ago reaching $66 million.

Trust and investment's performance, in the face of generally declining equity markets, was the result of strong relative investment performance creating continued new business flows.

The rise in noninterest expense is primarily related to the above-mentioned growth.

Retail Banking
--------------

	The decrease in net interest income, provision for loan losses, noninterest income, and noninterest expense in the Retail Banking Sector principally reflects the sale of the Company's credit card business in 1997. Net interest income in the Retail Banking Sector's branch network benefited from more favorable interest rate spreads in the third quarter of 1998 compared to the third quarter last year. Operating expenses and net interest income relating to branch banking decreased in part due to the sale of eleven retail branches in November 1997.

Corporate Banking
-----------------

	Net interest income increased in the Corporate Banking Sector due to strong loan growth and acquisitions related to the asset based lending business for both the quarter and year to date. In the third quarter of 1998, average loans outstanding in the Corporate Banking Sector increased 16% from the third quarter of last year. Both the quarter and year to date increases in noninterest income reflect higher asset based lending revenue and syndication fees, offset by lower income from the Company's offshore banking subsidiaries. The increase in noninterest expense is partially due to acquisitions related to the asset based lending business.

Other
-----

	The Other Sector reflects the difference between the total provision for loan losses and that charged off by the sectors. The Company reported $51 million of securities gains in the third quarter of both 1997 and 1998. Noninterest income for the first nine months of 1998 includes a pre-tax gain of $29 million on the sale of the Company's property at 48 Wall Street. Noninterest income for the first nine months of last year includes a $27 million pre-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank, Ltd.

YEAR 2000 READINESS
-------------------

        The Company's Year 2000 compliance program consists of updating major Company-owned application systems, business-area supported systems, and the Company's proprietary customer software and evaluating the Year 2000 compliance efforts of vendors of major vendor-supplied systems. The Company's compliance efforts have also focused on assessing the Year 2000 readiness of its service providers, business partners, and borrowers and contingency planning.

        The Company has divided its major proprietary applications systems into three business line groups. The applications in each group are subjected to a four-phase process of assessment, renovation, certification testing, and implementation. The critical systems in two of the groups have completed all four phases. In the third group, critical applications appear to be Year 2000 compliant except for final certification testing which is expected to be completed by December 31, 1998. Compliant versions of substantially all applications are currently in use. Major business-line products are being made available in isolated future-dated environments for customers to test their interfaces and to assure themselves of the Company's compliance.

	The Company has identified its critical vendor-supplied systems. The Company expects all but one of these systems to be Year 2000 compliant by December 31, 1998. The Company expects to receive a Year 2000 compliant version of the remaining system in May 1999.

        One third of the Company's business-area supported systems has been designated as exempt from the Year 2000 compliance effort as those systems are scheduled to be retired or replaced. An additional third has been successfully tested or is undergoing certification testing. The remaining third is scheduled to complete testing by March 31, 1999.

        Remediation of the Company's proprietary customer software has been completed. Although some products await final data center acceptance testing, installation on client desktop computers is expected to be complete by July 1999. Customers have been advised of their obligation to assure that their environments are compliant in order for the Company's software to function correctly during and after the century date change.

        The Company has developed an inventory of its business partners, including other financial service providers, correspondents, counterparties, sub-custodians, vendors and settlement agencies, for the purpose of assessing their Year 2000 compliance. The Company is conducting a review of the Year 2000 readiness of each significant third party. The Company is prepared to replace service providers that are seen as not managing the Year 2000 issue adequately. All third party assessments are scheduled to be completed by the end of 1998. If necessary, alternative service providers will be retained during the first half of 1999.

        The Company considers Year 2000 readiness in its credit decisions and factors this into borrower ratings. Based on a review of significant obligors, the Company believes that exposure to obligor
Year 2000 problems does not present a material risk to the Company.

        Upgrade of the Company's personal computers and physical facilities to be Year 2000 ready is not considered critical to the Company's operations.

        The Company's contingency plans relating to Year 2000 issues include the identification and assessment of the impact of various worst case scenarios on the critical operational components for each of the Company's business units. The Company is in the process of reviewing the applicability of its current contingency plan and expects to complete modifications to the Plan by June 30, 1999.

        The Company's Year 2000 compliance program is currently on schedule to meet the needs of its customers and compliance deadlines defined by its regulators. The estimated cost of the Year 2000 project is approximately $82 million, of which $43 million has been spent at September 30, 1998.

	A material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations.
Such problems could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers, customers and other business partners, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 compliance program is intended to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material business partners. The Company believes that, with completion of its Year 2000-compliance program as scheduled, the possibility of significant interruptions of normal operations should be reduced. However, because of the unprecedented nature of this issue, there can be no certainty as to its impact.

        Readers are cautioned that forward-looking statements contained in the Year 2000 section should be read in conjunction with the Company's disclosure under the heading "Forward Looking Statements", below.

INTRODUCTION OF THE EURO
------------------------

        In January 1999, eleven European countries will adopt the euro as their common legal currency. In the transition period from adoption through December 31, 2001, commerce may be conducted in either the euro or the former national currencies.

        The Company has adapted its information technology systems and business practices to attempt to accommodate euro-denominated transactions. Affected systems have been identified, modifications specified and necessary programming changes have already been completed. Testing of those systems has begun and will conclude in the fourth quarter of 1998. Customers have been notified of the changes in the Company's business practices, Company-developed software applications residing on customer computers will be revised or replaced before year end.

        The costs of the technology conversion and customer-related efforts incurred through September 30, 1998 have approximated $8 million. The introduction of the euro currency may result in increased price transparency in the euro-area countries as well as a loss of cross-currency trading in the former national currencies, and may ultimately have profound political and financial implications. In addition, there may be disruption of international payment and settlement operations. Based on its knowledge at this time, however, the Company does not, anticipate that the introduction of the euro will have a material effect on its financial condition or results of operations.

FORWARD LOOKING STATEMENTS
--------------------------

	The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. To the extent that any forward looking statements are made, the Company is necessarily unable to predict future changes in interests rates, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, and loan demand. In addition, the Company's future results of operations and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q involve a number of risks and uncertainties, including risks relating to Year 2000 and the introduction of the Euro (in particular, the Year 2000 and Euro-readiness of third parties with which the Company does business). As a result of variations in such factors, actual results may differ materially from any forward looking statements. Some of these factors are described below. The Company disclaims any obligation to update forward looking statements.

Government Monetary Policies
-------------------------------

	The Federal Reserve Board has the primary responsibility for monetary policy; accordingly, its actions have an important influence on the demand for credit and investments and the level of interest rates and thus on the earnings of the Company.

Legislation and Regulation
-----------------------------

	Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Such changes could, among other things, increase the Company's overhead and capital costs or reduce fees charged by the Company or increase competition for banks. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries, however, cannot be determined at this time.

Competition
-----------

	The businesses in which the Company operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

	Savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For personal and corporate trust services and investment counseling services, insurance companies, investment counseling firms, and other business firms and individuals offer active competition. A wide variety of domestic and foreign companies compete for processing services

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                             For the three months     For the three months
                           ended September 30, 1998  ended September 30, 1997
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 3,247    $  44   5.43%  $ 3,207    $  45   5.55%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     4,889       68   5.50     2,677       37   5.43
Loans
 Domestic Offices           20,074      383   7.56    22,346      515   9.15
 Foreign Offices            18,846      327   6.88    15,041      252   6.65
                           -------    -----          -------    -----
   Total Loans              38,920      710   7.23    37,387      767   8.14
                           -------    -----          -------    -----
Securities
 U.S. Government
  Obligations                2,907       42   5.73     2,788       40   5.74
 U.S. Government Agency
  Obligations                  465        8   6.67       360        6   6.47
 Obligations of States and
  Political Subdivisions       687       13   7.80       659       14   8.56
 Other Securities,
  including Trading
  Securities                 2,984       36   4.76     1,721       21   4.89
                           -------    -----          -------    -----
   Total Securities          7,043       99   5.58     5,528       81   5.86
                           -------    -----          -------    -----
Total Interest-Earning
 Assets                     54,099      921   6.75%   48,799      930   7.56%
                                      -----                     -----
Allowance for Loan Losses     (646)                     (821)
Cash and Due from Banks      3,133                     3,661
Other Assets                 7,446                     7,959
                           -------                   -------
  TOTAL ASSETS             $64,032                   $59,598
                           =======                   =======

LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
--------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 5,078       62   4.87%  $ 4,399       51   4.62%
 Savings                     7,645       50   2.60     7,874       50   2.53
 Certificates of Deposit
  $100,000 & Over              666        9   5.46       751       11   5.55
 Other Time Deposits         2,228       27   4.78     2,421       31   5.07
 Foreign Offices            17,542      219   4.94    15,044      188   4.96
                           -------    -----          -------    -----
  Total Interest-Bearing
   Deposits                 33,159      367   4.39    30,489      331   4.31
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  3,205       38   4.75     2,277       30   5.18
Other Borrowed Funds         3,827       52   5.31     3,053       42   5.54
Long-Term Debt               1,998       34   6.81     1,807       32   6.96
                           -------    -----          -------    -----
  Total Interest-Bearing
   Liabilities              42,189      491   4.61%   37,626      435   4.59%
                                      -----                     -----
Noninterest-Bearing
 Deposits                   10,220                     9,795
Other Liabilities            5,391                     6,205
Minority Interest-
  Preferred Securities       1,300                     1,000
Preferred Stock                  1                       112
Common Shareholders'
 Equity                      4,931                     4,860
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $64,032                   $59,598
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread             $ 430   2.14%             $ 495   2.97%
                                      =====   ====              =====   ====
 Net Yield on Interest-
  Earning Assets                              3.15%                     4.02%
                                              ====                      ====


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                   (Dollars in millions)

                              For the nine months      For the nine months
                           ended September 30, 1998  ended September 30, 1997
                           ------------------------  ------------------------
                           Average          Average  Average          Average
                           Balance Interest  Rate    Balance Interest  Rate
                           ------- -------- -------  ------- -------- -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)       $ 3,084   $  127   5.51%  $ 2,866   $  118   5.49%
Federal Funds Sold and
 Securities Purchased
 Under Resale Agreements     3,466      140   5.39     2,587      105   5.42
Loans
 Domestic Offices           19,620    1,137   7.76    22,529    1,563   9.28
 Foreign Offices            18,234      938   6.88    14,704      718   6.53
                           -------   ------          -------   ------
   Total Loans              37,854    2,075   7.33    37,233    2,281   8.19
                           -------   ------          -------   ------
Securities
 U.S. Government
  Obligations                3,211      139   5.77     2,742      119   5.79
 U.S. Government Agency
  Obligations                  544       27   6.53       390       19   6.43
 Obligations of States and
  Political Subdivisions       669       41   8.08       645       42   8.63
 Other Securities,
  including Trading
  Securities                 2,933      101   4.61     1,652       62   5.10
                           -------   ------          -------   ------
   Total Securities          7,357      308   5.58     5,429      242   5.97
                           -------   ------          -------   ------
Total Interest-Earning
 Assets                     51,761    2,650   6.84%   48,115    2,746   7.63%
                                     ------                    ------
Allowance for Loan Losses     (644)                     (843)
Cash and Due from Banks      3,400                     3,820
Other Assets                 7,456                     7,703
                           -------                   -------
  TOTAL ASSETS             $61,973                   $58,795
                           =======                   =======

LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
--------------------
Interest-Bearing Deposits
 Money Market Rate
  Accounts                 $ 4,931      176   4.78%  $ 4,183      141   4.49%
 Savings                     7,689      147   2.56     8,005      152   2.54
 Certificates of Deposit
  $100,000 & Over              689       28   5.49       721       29   5.44
 Other Time Deposits         2,276       82   4.83     2,494       93   4.94
 Foreign Offices            15,931      601   5.04    14,951      545   4.88
                           -------   ------          -------   ------
  Total Interest-Bearing
   Deposits                 31,516    1,034   4.39    30,354      960   4.23
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                  2,974      104   4.65     2,256       88   5.20
Other Borrowed Funds         3,754      154   5.48     3,168      124   5.23
Long-Term Debt               1,935      100   6.85     1,810       94   6.91
                           -------   ------          -------   ------
  Total Interest-Bearing
   Liabilities              40,179    1,392   4.63%   37,588    1,266   4.50%
                                     ------                    ------
Noninterest-Bearing
 Deposits                   10,156                     9,418
Other Liabilities            5,609                     5,958
Minority Interest-
  Preferred Securities       1,210                       773
Preferred Stock                  1                       112
Common Shareholders'
 Equity                      4,818                     4,946
                           -------                   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY    $61,973                   $58,795
                           =======                   =======
Net Interest Earnings
 and Interest Rate Spread            $1,258   2.21%            $1,480   3.13%
                                     ======   =====            ======   =====
 Net Yield on Interest-
  Earning Assets                              3.25%                     4.11%
                                              ====                      ====

PART 2.  OTHER INFORMATION

Item 5. Other Information
-------------------------

	A shareholder proposal submitted outside the process of Rule 14a-8 is considered untimely if it is not received by February 14, 1999.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges, Distribution on
Trust Preferred Securities, and Preferred Stock Dividends for the
Three and Nine Months Ended September 30, 1998 and 1997.

Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at September 30, 1998 and for the Nine
Months Ended September 30, 1998.

(b)  The Company filed the following reports on Form 8-K since
     June 30, 1998:

On July 20, 1998, the Company filed a Form 8-K Current Report
(Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1998 contained in the Company's press release dated
July 20, 1998.

On October 19, 1998, the Company filed a Form 8-K Current Report
(Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the third quarter of 1998 contained in the Company's press release dated
October 19, 1998

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



                              THE BANK OF NEW YORK COMPANY, INC.
                              ----------------------------------
                                         (Registrant)





Date: November 13, 1998           By:  \s\ Robert E. Keilman
                                       -----------------------
                                Name:  Robert E. Keilman
                               Title:  Comptroller

                           EXHIBIT  INDEX
                           --------------


Exhibit           Description
-------           -----------


   12          Ratio of Earnings to Fixed Charges and Ratio of
               Earnings to Combined Fixed Charges, Distribution on Trust Preferred Securities, and Preferred
               Stock Dividends for the Three and Nine Months Ended September 30, 1998 and 1997.

   27 Financial Data Schedule containing selected financial data at September 30, 1998 and for the Nine Months Ended September 30, 1998.