Form 10-K
period 1998-12-31
BANK OF NEW YORK CO INC
filed 1999-03-30
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
          Title of each class                              on which registered
          -------------------                            ---------------------
Common Stock, $7.50 par value                          NEW YORK STOCK EXCHANGE
Preferred Stock Purchase Rights                        NEW YORK STOCK EXCHANGE
7.80% Trust Preferred Securities, Series C             NEW YORK STOCK EXCHANGE
7.05% Preferred Securities, Series D                   NEW YORK STOCK EXCHANGE
6.88% Trust Preferred Securities, Series E             NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

          Title of each class
          -------------------
Class A, 7.75% Cumulative Convertible Preferred Stock
7.97% Capital Securities, Series B

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 26, 1999 consisted of:

Common Stock ($7.50 par value)                                 $26,764,883,455
                                                       (based on closing price
                                                   on New York Stock Exchange)

The number of shares outstanding of the registrant's Common Stock $7.50 par value was 766,078,954 shares on February 26, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV

PART I
------

ITEM 1.  BUSINESS
-----------------

INTRODUCTION

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in "The Businesses of The Bank of New York" section of the Company's 1998 Annual Report to Shareholders which description is included in Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

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

Capital Adequacy

     The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the total capital is to consist of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (including trust preferred securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill ("Tier 1 Capital"). The remainder ("Tier 2 Capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease allowance. Not more than 25% of qualifying Tier 1 Capital may consist of trust preferred securities.

     In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 Capital to average total assets) guidelines for bank holding companies and banks. The Federal Reserve Board's guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest regulatory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At December 31, 1998, the Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it. See "FDICIA" below.

     Federal banking agencies have recently issued regulations that modify existing rules related to capital ratios with respect to various areas of risk including interest rate exposure and other market risk. The Company does not believe that the aggregate impact of these modifications would have a significant impact on its capital position.


FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") among other things, requires the federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An FDIC-insured bank is defined to be: (i) well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets and certain off-balance sheet items) of at least 6% and a Total Capital Ratio of at least 10%; (ii) adequately capitalized if it maintains a Leverage Ratio of at least 4% (or a Leverage Ratio of at least 3% if it is rated Composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio of 4% and a Total Capital Ratio of at least 8% and is not defined to be well capitalized; (iii) undercapitalized if it has a Leverage Ratio of less than 4% (or a Leverage Ratio that is less than 3% if it is rated Composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio less than 4% and a Total Capital Ratio of less than 8% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; (iv) significantly undercapitalized if it has a Leverage Ratio of less than 3%, a Tier 1 Capital Ratio less than 3% and a Total Capital Ratio of less than 6% and it does not meet the definition of critically undercapitalized; and (v) critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

     FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for an undercapitalized depository institution's capital restoration plan to be acceptable, its holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it became undercapitalized and the amount of the capital deficiency when the institution fails to comply with the plan. In the event of the parent holding company's bankruptcy, such guarantee would take priority over the parent's general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator. A depository institution that is not well capitalized is subject to certain limitations on brokered deposits.

     A discussion of the Company's capital position and capital adequacy is incorporated by reference from "Capital Resources" in the "Management's

Discussion and Analysis" Section and Note 10 to the Consolidated Financial Statements of Exhibit 13.

    As of December 31, 1998 and 1997, capital ratios for the Company and BNY were categorized as well capitalized as set forth in the table below.

                    December 31, 1998        December 31, 1997
                    -----------------        -----------------
                                                                       Well
                                                                   Capitalized
                    Company      BNY         Company      BNY       Guidelines
                    -------      ---         -------      ---      -----------

Tier I                7.89%     7.39%          7.92%     7.70%           6%
Total Capital        11.90     10.72          11.97     10.38           10
Leverage              7.46      6.95           7.59      7.42            5
Tangible Common
 Equity               6.25      7.43           6.47      7.57

     At December 31, 1998, the amounts of capital by which the Company and BNY exceed the well capitalized guidelines are as follows:

(in millions)                                 Company               BNY
                                              -------               ---

Tier 1                                         $1,160            $  808
Total Capital                                   1,169               418
Leverage                                        1,600             1,207

     The following table presents the components of the Company's risk-based capital at December 31, 1998 and 1997:

(in millions)                                    1998              1997
                                                 ----              ----

Common Stock                                  $ 5,447           $ 5,001
Preferred Stock                                     1                 1
Minority Interest - Preferred Securities        1,300             1,000
Adjustments: Intangibles                       (1,558)           (1,175)
             Securities Valuation Allowance      (340)             (320)
                                              -------           -------
Tier 1 Capital                                  4,850             4,507

Qualifying Unrealized Equity Security Gains       181                 -
Qualifying Long-term Debt                       1,655             1,662
Qualifying Allowance for Loan Losses              633               641
                                              -------           -------
Tier 2 Capital                                  2,469             2,303
                                              -------           -------
Total Risk-based Capital                      $ 7,319           $ 6,810
                                              =======           =======

     The following table presents the components of the Company's risk adjusted assets at December 31, 1998 and 1997:

                                                     1998                    1997
                                            ---------------------------------------------
                                             Balance                  Balance
                                              sheet/         Risk      sheet/      Risk
                                            notional     adjusted    notional    adjusted
(in millions)                                 amount      balance      amount     balance
                                            --------     --------    --------    --------
Assets
------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks                 $  8,503      $ 1,347    $  7,895     $ 1,064
Securities                                     6,415        1,832       6,628       1,371
Trading Assets                                 1,637            -       2,616         142
Fed Funds Sold and Securities
  Purchased Under Resale Agreements            3,281          345       2,820         439
Loans                                         38,386       33,246      35,127      30,952
Allowance for Credit Losses                     (636)           -        (641)          -
Other Assets                                   5,917        3,732       5,516       3,469
                                            --------      -------    --------     -------
Total Assets                                $ 63,503       40,502    $ 59,961      37,437
                                            ========      -------    ========     -------
Off-Balance Sheet Exposures
---------------------------
Commitments to Extend Credit                $ 44,767       13,497    $ 38,799      12,936
Securities Lending Indemnifications           47,839            -      41,041           -
Standby Letters of Credit and
  Other Guarantees                             8,738        6,404       8,503       5,863
Interest Rate Contracts                      142,454          235      61,523         118
Foreign Exchange Contracts                   132,129            1     142,204         558
                                            --------      -------    --------     -------
Total Off-Balance Sheet Exposures           $375,927       20,137    $292,043      19,475
                                            ========      -------    ========     -------
Market Risk Equivalent Assets                                 683                       -
Unrealized Equity Security Gains
  Qualifying as Risk Based Capital                            181                       -
                                                          -------                 -------
Risk Adjusted Assets                                      $61,503                 $56,912
                                                          =======                 =======

FDIC Insurance Assessments

     BNY is subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule to determine the assessment rates for most FDIC-insured depository institutions. Effective January 1, 1997, under the schedule, the premiums range from zero to $.27 for every $100 of deposits. Each financial institution is assigned to one of nine categories based on the institutions capital ratios and supervisory evaluations, and the premium paid by the institution is based on the category. Under the present schedule institutions in the highest of the three capital categories and the highest of three supervisory categories pay no premium and institutions in the lowest of these categories pay $.27 per $100 of deposits. In addition, the Deposit Insurance Funds Act provides for assessments at all insured depository institutions to pay for the cost of the Financing Corporation (a governmental agency) funding. The assessment will be based on deposit levels and will be approximately 1.76 basis points. BNY paid no FDIC insurance premiums in 1998.

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

Depositor Preference

     The Omnibus Budget Reconciliation Act of 1993 provides for a domestic depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. In addition, IBBEA provides that national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation between the date of enactment of IBBEA and May 31, 1997 expressly prohibiting interstate mergers. Most states, including New York, New Jersey and Connecticut have not passed legislation prohibiting interstate mergers. A bank may also establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger.

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


ADDITIONAL FINANCIAL INFORMATION
--------------------------------


Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
------------------------------------------------------------------------------
                                   1998                       1997                       1996
                        -------------------------  -------------------------   ------------------------
                        Average           Average  Average           Average   Average          Average
                        Balance  Interest   Rate   Balance  Interest   Rate    Balance  Interest  Rate
                        -------------------------  -------------------------   ------------------------

Assets
------
Interest-Bearing
 Deposits in Banks
 (Primarily Foreign)    $ 3,437   $  184   5.35%   $ 3,277  $  188     5.75%   $ 1,585  $   91    5.71%
Federal Funds Sold
  and Securities
  Purchased Under
  Resale Agreements       3,880      203   5.24      2,964     162     5.46      2,356     126    5.35
Loans
 Domestic Offices
  Credit Card                 -        -      -      3,329     496    14.90      6,905     934   13.53
  Other Consumer          3,366      282   8.36      3,503     291     8.31      3,567     314    8.82
  Commercial             16,407    1,229   7.49     14,744   1,143     7.75     13,945   1,023    7.34
 Foreign Offices         18,567    1,264   6.81     15,001     984     6.56     12,281     810    6.59
                        -------   ------           -------  ------             -------  ------
 Total Loans             38,340    2,775*  7.24     36,577   2,914*    7.97     36,698   3,081*   8.40
                        -------   ------           -------  ------             -------  ------
Securities
 U.S. Government
  Obligations             3,638      213   5.85      3,225     189     5.86      3,365     197    5.84
 Obligations of
  States and
  Political
  Subdivisions              672       54   7.98        652      56     8.57        656      58    8.91
 Other Securities,
   including Trading
   Securities
  Domestic Offices        2,051      108   5.23      1,360      52     3.81        811      37    4.56
  Foreign Offices           793       31   3.93        485      34     6.92        511      31    6.11
                        -------   ------           -------  ------             -------  ------
   Total Other
   Securities             2,844      139   4.87      1,845      86     4.63      1,322      68    5.16
                        -------   ------           -------  ------             -------  ------
 Total Securities         7,154      406   5.66      5,722     331     5.77      5,343     323    6.05
                        -------   ------           -------  ------             -------  ------
Total Interest-Earning
 Assets                  52,811   $3,568   6.76%    48,540  $3,595     7.40%    45,982  $3,621    7.88%
                                  ======                    ======                      ======
Allowance for Credit
  Losses                   (643)                      (784)                       (837)
Cash and Due from
  Banks                   3,237                      3,798                       2,805
Other Assets              7,736                      7,688                       5,699
                        -------                    -------                     -------
Total Assets            $63,141                    $59,242                     $53,649
                        =======                    =======                     =======
Assets Attributable
to Foreign Offices **     38.79%                     33.35%                      28.50%
                          =====                      =====                       =====

*Includes fees of $120 million in 1998, $154 million in 1997, and $139 million in 1996.
Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.

Taxable equivalent adjustments were $58 million in 1998, $34 million in 1997, and $38 million in
1996 and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

**Includes Cayman Islands branch office.

Continued on page 8


Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
------------------------------------------------------------------------------

                                         1998                         1997                        1996
                              ---------------------------  --------------------------  -------------------------
                              Average             Average  Average            Average  Average           Average
                              Balance   Interest    Rate   Balance   Interest   Rate   Balance  Interest   Rate
                              ---------------------------  --------------------------  -------------------------

Liabilities and
Shareholders' Equity
--------------------
Interest-Bearing Deposits
  Domestic Offices
   Money Market Rate
    Accounts                  $ 4,998     $ 232     4.65% $ 4,326     $  196    4.54%  $ 3,855    $  166   4.30%
   Savings                      7,682       193     2.51    7,921        202    2.55     8,188       223   2.72
   Certificates of
    Deposit of $100,000
    or More                       687        37     5.41      675         37    5.48       895        48   5.32
   Other Time Deposits          2,299       110     4.80    2,514        124    4.92     2,547       121   4.75
                              -------    ------            -------     ------           -------    ------
   Total Domestic Offices      15,666       572     3.65   15,436        559    3.62    15,485       558   3.60
                              -------    ------            -------     ------           -------    ------
  Foreign Offices
   Banks in Foreign Countries   5,422       246     4.53    5,304        225    4.25     4,645       225   4.85
   Government and
    Official Institutions       1,205        65     5.39    1,290         69    5.33     1,236        62   5.05
   Other Time and Saving        9,784       491     5.02    8,308        437    5.27     6,351       307   4.85
                              -------    ------           -------     ------           -------    ------
   Total Foreign Offices       16,411       802     4.88   14,902        731    4.91    12,232       594   4.87
                              -------    ------           -------     ------           -------    ------
   Total Interest-
    Bearing Deposits           32,077     1,374     4.28   30,338      1,290    4.25    27,717     1,152   4.16
                              -------    ------           -------    ------            -------    ------
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                     3,147       145     4.60    2,410        121    5.00     2,957       155   5.23
Other Borrowed Funds            3,761       204     5.42    3,177        168    5.27     3,406       186   5.47
Long-Term Debt                  1,972       136     6.90    1,815        126    6.92     1,870       129   6.90
                              -------    ------           -------    ------             -------   ------
      Total Interest-Bearing
        Liabilities            40,957    $1,859     4.54%  37,740     $1,705    4.52%   35,950    $1,622   4.51%
                                         ======                       ======                      ======
Noninterest-Bearing Deposits
  Domestic Offices             10,109                       9,423                        8,838
  Foreign Offices                  76                         149                           44
                              -------                     -------                      -------
    Total Noninterest-
     Bearing Deposits          10,185                       9,572                        8,882
                              -------                     -------                      -------
Other Liabilities               5,850                       6,050                        3,623
Minority Interest - Preferred
 Securities                     1,233                         830                           26
Preferred Stock                     1                         103                          113
Common Shareholders' Equity     4,915                       4,947                        5,055
                              -------                     -------                      -------
Total Liabilities
  and Shareholders' Equity    $63,141                     $59,242                      $53,649
                              =======                     =======                      =======
Net Interest Earnings and
     Interest Rate Spread                $1,709    2.22%              $1,890   2.88%             $1,999   3.37%
                                         ======                       ======                     ======
Net Yield on
Interest-Earning Assets                            3.24%                       3.89%                      4.35%
                                                   ====                        ====                       ====
Liabilities Attributable
     to Foreign Offices         31.53%                      30.00%                      26.69%
                                =====                       =====                       =====

Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
----------------------------------------------------------------

                                               1998 vs. 1997                             1997 vs. 1996
                                  -------------------------------------      ----------------------------------

                                    Increase (Decrease)                      Increase (Decrease)
                                     due to change in:                        due to change in:
                                  ---------------------                      -------------------
                                                               Total                                   Total
                                  Average       Average       Increase       Average     Average      Increase
                                  Balance        Rate        (Decrease)      Balance      Rate       (Decrease)
                                  -------       -------      ----------      -------     -------     ----------
Interest Income
---------------
Interest-Bearing Deposits
 in Banks                          $   9         $ (13)        $   (4)         $  96       $   1        $    97
Federal Funds Sold and Securities
 Purchased Under Resale Agreements    48            (7)            41             33           3             36
Loans
  Domestic Offices
    Credit Card                     (496)            -           (496)          (524)         87           (437)
    Other Consumer                   (11)            2             (9)            (4)        (19)           (23)
    Commercial                       125           (39)            86             60          59            119
  Foreign Offices                    238            42            280            178          (4)           174
                                   -----         -----          -----          -----       -----         ------
    Total Loans                     (144)            5           (139)          (290)        123           (167)
Securities
 U.S. Government Obligations          24             -             24             (9)          1             (8)
 Obligations of States and
  Political Subdivisions               2            (4)            (2)             -          (2)            (2)
 Other Securities, including
  Trading Assets
  Domestic Offices                    32            24             56             22          (7)            15
  Foreign Offices                     16           (19)            (3)            (2)          5              3
                                   -----         -----          -----          -----       -----         ------
    Total Other Securities            48             5             53             20          (2)            18
                                   -----         -----          -----          -----       -----         ------
    Total Securities                  74             1             75             11          (3)             8
                                   -----         -----          -----          -----       -----         ------
      Total Interest Income          (13)          (14)           (27)          (151)        124            (27)
                                   -----         -----          -----          -----       -----         ------
Interest Expense
----------------
Interest-Bearing Deposits
 Domestic Offices
  Money Market Rate Accounts          31             5             36             21           9             30
  Savings                             (6)           (3)            (9)            (7)        (14)           (21)
  Certificate of Deposits of
   $100,000 or More                    1            (1)             -            (12)          1            (11)
  Other Time Deposits                (10)           (4)           (14)            (2)          5              3
                                   -----         -----          -----          -----       -----         ------
  Total Domestic Offices              16            (3)            13              -           1              1
                                   -----         -----          -----          -----       -----         ------
 Foreign Offices
  Banks in Foreign Countries           6            15             21             30         (30)             -
Government and Official
   Institutions                       (5)            1             (4)             3           4              7
  Other Time and Savings              75           (21)            54             99          31            130
                                   -----         -----          -----          -----       -----         ------
  Total Foreign Offices               76            (5)            71            132           5            137
                                   -----         -----          -----          -----       -----         ------
      Total Interest-Bearing
       Deposits                       92            (8)            84            132           6            138
Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements              34           (10)            24            (28)         (6)           (34)
Other Borrowed Funds                  31             5             36            (12)         (6)           (18)
Long-Term Debt                        11            (1)            10             (4)          1             (3)
                                   -----         -----          -----          -----       -----         ------
      Total Interest Expense         168           (14)           154             88          (5)            83
                                   -----         -----          -----          -----       -----         ------
Change in Net Interest Income      $(181)        $   -         $ (181)         $(239)      $ 129         $ (110)
                                   =====         =====          =====          =====       =====         ======

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Market Risk Management
----------------------

     Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, such as loans, securities, deposits and other borrowings. The market risks are primarily interest rate and foreign exchange risk, as well as credit risk. Market risk associated with the Company's trading activities and asset/liability management activities is managed and controlled as discussed under "Market Risk Management", "Trading Activities and Risk Management" and, "Asset/Liability Management" in the "Management's Discussion and Analysis" section of Exhibit 13. Such discussion is incorporated herein by reference.

    The information presented with respect to market risk is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include adverse changes in market conditions and the actions that management could take in response to these changes.

Interest Rate Sensitivity
-------------------------

     A discussion of the Company's interest rate sensitivity management activities is incorporated by reference from "Asset/Liability Management" in the "Management's Discussion and Analysis" section of Exhibit 13.

     The following table reflects the year-end position of the Company's interest-earning assets and interest-bearing liabilities that either reprice or mature within the designated time periods. The interest sensitivity indicated by this table is not necessarily indicative of the Company's interest sensitivity models (discussed under "Asset/Liability Management" in the "Management's Discussion and Analysis" section of Exhibit 13) because within each time period, assets and liabilities reprice on different dates and at different levels, and interest sensitivity gaps change daily. A positive interest sensitivity gap, for a particular time period, is one in which more assets reprice or mature than liabilities. A negative interest sensitivity gap results from a greater amount of liabilities repricing or maturing. A positive gap implies that there are more rate sensitive assets than liabilities which suggests that as interest rates rise, the return on assets will rise faster than the funding costs. Conversely, a negative gap indicates more rate sensitive liabilities than assets. In such case, if interest rates rise, then funding costs will rise at a faster rate than the return on assets. The cumulative gap is the sum of the dollar gap for sequential time periods.

                                                              December 31, 1998
                                       -----------------------------------------------------------------
                                       Within     Within      Within       Within      Greater
(in millions)                           1 Mo.    2-3 Mos.    4-6 Mos.    7-12 Mos.   Than 12 Mos.  Total
                                       ------    --------    --------    --------    -----------   -----

Interest-Earning Assets:

  Foreign Offices                     $14,613     $ 6,436     $ 2,969       $ 637      $   134   $24,789
  Domestic Offices
    Loans                               9,437         741         421         390        7,846    18,335
    Securities                            142         119         139         248        4,024     4,672
    Trading Assets                      1,356           -           -           -            -     1,356
    Federal Funds Sold and
     Securities Purchased Under
     Resale Agreement                   3,279           -           -           -            -     3,279
                                      -------     -------     -------      ------      -------   -------
Total Interest-Earning Assets          28,827       7,296       3,529       1,275       12,004   $52,931
                                      -------     -------     -------      ------      -------   =======

Interest-Bearing Liabilities:

  Foreign Offices                      17,036         516          71          12            -   $17,635
  Domestic Offices
    Interest-Bearing Deposits
      Money Market Rate Accounts        5,488           -           -           -            -     5,488
      Savings                           6,699           -           -          13        1,076     7,788
      Certificates of Deposit
       of $100,000 or More                534         284         188         154          423     1,583
      Other Time Deposits                 230         233         301         249          219     1,232
    Federal Funds Purchased and
     Other Borrowed Funds               3,844       1,134         536          14            5     5,533
    Long-Term Debt                         50          31          15           -        1,990     2,086
    Trust Preferred Securities              -           -           -           -        1,300     1,300
                                      -------     -------     -------      ------      -------   -------
Total Interest-Bearing Liabilities     33,881       2,198       1,111         442        5,013    42,645

Noninterest-Bearing Sources of Funds    3,910         180         269         539        5,388    10,286
                                      -------     -------      ------     -------      -------   -------
Total Sources of Funds Used to
  Support Earning Assets               37,791       2,378       1,380         981       10,401   $52,931
                                                                                                 =======

Effect of Financial Futures and Swaps   2,251      (1,318)        361        (363)        (931)
                                      -------     -------     -------      ------      -------

Interest-Sensitivity Gap              $(6,713)    $ 3,600     $ 2,510       $ (69)     $   672
                                      =======     =======     =======      ======      =======

Cumulative Interest-Sensitivity Gap   $(6,713)    $(3,113)    $  (603)      $(672)     $     -
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

     Although the Company attempts to minimize its exposure to credit risk, this risk is inherent in the banking industry and can increase as a result of general economic developments.

Provision and Allowance for Credit Losses
-----------------------------------------

     The provision for credit losses was $20 million in 1998, compared with $280 million in 1997 and $600 million in 1996. The decrease in the provision compared with 1997 and 1996 was primarily due to the sale of credit card receivables, continued low charge-offs in the remainder of the loan portfolio, and a further reduction in nonperforming loans

     Nonperforming assets declined by 7% to $193 million at December 31, 1998. The decrease in nonperforming assets during 1998 is attributable to charge-offs and writedowns of $18 million and paydowns, sales, and returns to accrual status of $79 million. The decrease was partially offset by $82 million of loans placed on nonperforming status.


A summary of nonperforming assets is presented in the following table.


(in millions)                                        December 31,
                                 ----------------------------------------------------
                                 1998        1997        1996        1995        1994
                                 ----        ----        ----        ----        ----
Nonaccrual
----------
  Domestic                       $126        $159        $175        $184        $220
  Foreign                          53          34          38          41          77
                                 ----        ----        ----        ----        ----
                                  179         193         213         225         297

Reduced Rate (Domestic)             -           -           -           -           -
------------                     ----        ----        ----        ----        ----
                                  179         193         213         225         297

Real Estate Acquired
in Satisfaction of Loans           14          15          41          72          56
------------------------         ----        ----        ----        ----        ----
                                 $193        $208        $254        $297        $353
                                 ====        ====        ====        ====        ====
Past Due 90 Days or More
and Still Accruing Interest
---------------------------
Domestic
  Credit Card                    $  -        $  1        $215        $214        $ 97
  Other Consumer                    3           2           2           5           2
  Commercial                       26          75          30          51          64
                                 ----        ----        ----        ----        ----
                                 $ 29        $ 78        $247        $270        $163
                                 ====        ====        ====        ====        ====


                                                   1998      1997
                                                   ----      ----
Nonperforming Asset Ratio                           0.5%      0.6%
Allowance/Nonperforming Loans                     355.5     331.4
Allowance/Nonperforming Assets                    328.9     307.2


     Net charge-offs were $29 million in 1998, $354 million in 1997, and $455 million in 1996. In 1998, net charge-offs were mainly related to commercial loans, while net charge-offs were primarily attributable to credit card loans in 1997 and 1996. The total allowance for credit losses was $636 million and $641 million at year-end 1998 and 1997. The ratio of the total allowance for credit losses to year-end loans was 1.66% and 1.82% at December 31, 1998 and 1997 reflecting a $3.3 billion increase in loans in 1998.

The following table details changes in the Company's allowance for credit losses for the last five years.

(dollars in millions)                1998          1997          1996          1995          1994
                                     ----          ----          ----          ----          ----
Loans Outstanding, December 31,   $38,386       $35,127       $37,006       $37,687       $33,083
Average Loans Outstanding          38,340        36,577        36,698        35,421        32,029

Allowance for Loan Losses
-------------------------
Balance, January 1
    Domestic                        $ 441         $ 670         $ 515         $ 509         $ 558
    Foreign                            44            38            82           155           176
    Unallocated                       156           193           159           128           236
                                    -----         -----         -----         -----         -----
Total, January 1                      641           901           756           792           970
                                    -----         -----         -----         -----         -----
Allocations and Acquisitions (1)        4          (186)            -            11            14

Charge-Offs
  Domestic
    Commercial and Industrial         (34)          (89)          (46)          (56)         (158)
    Real Estate & Construction          -             -           (11)          (19)           (6)
    Consumer                          (10)          (13)          (16)          (15)          (22)
    Credit Card                         -          (298)         (503)         (294)         (169)
Foreign                                (7)           (3)           (4)          (48)          (56)
                                    -----         -----         -----         -----         -----
     Total                            (51)         (403)         (580)         (432)         (411)
                                    -----         -----         -----         -----         -----
Recoveries
  Domestic
    Commercial and Industrial           7             9            15            14            14
    Real Estate & Construction          7             3             -             3             -
    Consumer                            5             8             7            10            14
    Credit Card                         -            23            62            27            21

  Foreign                               3             6            41             1             8
                                    -----         -----         -----         -----         -----
     Total                             22            49           125            55            57
Net Charge-Offs                       (29)         (354)         (455)         (377)        (354)
                                    -----         -----         -----         -----         -----
Provision
  Domestic                             20           280           600           356           135
  Foreign                               -             -             -           (26)           27
                                    -----         -----         -----         -----         -----
     Total                             20           280           600           330           162
                                    -----         -----         -----         -----         -----
Balance, December 31,
  Domestic                            498           441           670           515           509
  Foreign                              69            44            38            82           155
  Unallocated                          69           156           193           159           128
                                    -----         -----         -----         -----         -----
     Total, December 31,            $ 636         $ 641         $ 901         $ 756         $ 792
                                    =====         =====         =====         =====         =====
Ratios
------
Net Charge-Offs to Average Loans
 Outstandings                        0.08%         0.97%         1.24%         1.06%         1.11%
                                    =====         =====         =====         =====         =====
Net Charge-Offs to Total Allowance   4.56%        55.23%        50.50%        49.87%        44.67%
                                    =====         =====         =====         =====         =====
Total Allowance to Year-End Loans
 Outstanding                         1.66%         1.82%         2.44%         2.01%         2.40%
                                    =====         =====         =====         =====         =====

(1)  In 1997, $186 million of the allowance was allocated to credit card loans sold in 1997.

     At December 31, 1998, the domestic commercial real estate portfolio had approximately 86% of its loans in New York and New Jersey and 2% in Connecticut; no other state accounts for more than 1% of the portfolio. This portfolio consists of the following types of properties:

                         Business loans secured by real estate      36%
                         Offices                                    27
                         Retail                                     11
                         Mixed-Use                                   9
                         Hotels                                      -
                         Condominiums and Cooperatives               7
                         Industrial/Warehouse                        2
                         Other                                       8
                                                                  ----
                                                                   100%
                                                                  ====

     At December 31, 1998 and 1997, the Company's nonperforming real estate loans and real estate acquired in satisfaction of loans aggregated $40 million and $50 million, respectively. Real estate loan net recoveries were $7 million in 1998 and $3 million in 1997. In addition, other real estate charges were $2 million and $11 million in 1998 and 1997. Other real estate charges in 1997 primarily relate to the sale of one property in Florida.

     At December 31, 1998, the Company's emerging markets exposures consisted of $70 million in medium-term loans (and no material commitments), $1,258 million in short-term loans, primarily trade related, and $113 million in investments. In addition, the Company has $313 million of debt securities of emerging market countries, including $219 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Emerging market countries where the Company has exposure include Argentina, Brazil, Bulgaria, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, Honduras, Indonesia, Iraq, Jamaica, Malaysia, Mexico, Morocco, Panama, Peru, Philippines, Russia, Thailand, Uruguay, Venezuela, and Vietnam.

     The Company's consumer loan portfolio is comprised principally of other installment and residential loans. Residential and auto loans are collateralized, thereby reducing the risk.

     The Company's loans to the energy industry primarily consist of credits with investor-owned electric and gas utilities, and oil, gas and mining companies. There were no nonperforming loans to borrowers in this industry at December 31, 1998 and 1997. There were no charge-offs in this industry in 1998 and there were $2 million charge-offs in 1997.

     The Company's loans to the media and telecommunications industries primarily consist of credits with cable television operators, broadcasters, magazine and newspaper publishers, motion picture theaters and regional telephone companies. There were no nonperforming loans to borrowers in these industries at December 31, 1998 and 1997. There were no charge-offs in these industries in 1998 and there were $6 million charge-offs in 1997.

     The Company's portfolio of loans for purchasing or carrying securities is comprised largely of overnight loans which are fully collateralized, with appropriate margins, by marketable securities. Throughout its many years of experience in this area, the Company has rarely experienced a loss.

     The Company makes loans to mortgage bankers to fund their operations and mortgages to be sold to investors. Frequently these loans are collateralized by the mortgages sold to investors. There were no nonperforming loans at December 31, 1998 and 1997, and no charge-offs in 1998 and 1997. A $44 million loan to a mortgage lender became nonperforming in the first quarter of 1999.


     Based on an evaluation of individual credits, historical credit losses and global economic factors, the Company has allocated its allowance for credit losses as follows:


                           1998       1997        1996        1995       1994
                           ----       ----        ----        ----       ----

Real Estate                   3%         4%          5%          7%         9%
Domestic Commercial
  And Industrial             74         64          40          36         40
Consumer                      1          1           1           2          -
Credit Card                   -          -          29          23         16
Foreign                      11          7           4          11         19
Unallocated                  11         24          21          21         16
                          -----      -----       -----       -----      -----
                            100%       100%        100%        100%       100%
                          =====      =====       =====       =====      =====

Securities
----------


The following table shows the maturity distribution by carrying amount and yield
(not on a taxable equivalent basis) of the Company's securities portfolio at
December 31, 1998.
                                          U.S.            States and      Other Bonds,    Mortgage-Backed
                          U.S.            Government      Political       Notes and       and Equity
                          Government      Agency          Subdivisions    Debentures      Securities
                          -------------   -------------   -------------   -------------   ---------------
(dollars in millions)     Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield    Total
                          ------  -----   ------  -----   ------  -----   ------  -----   ------  -----    -----
Securities Held-
----------------
 to-Maturity
------------
One Year or Less          $   31  4.35%    $  14   6.11%  $  233   3.91%   $ 36    5.72%   $    -     -%  $  314
Over 1 through 5 Years         -     -         4   6.00       40   5.12     104    5.61         -     -      148
Over 5 through 10 Years        -     -         -      -       32   6.57      21    5.63         -     -       53
Over 10 years                  -     -         -      -       31   6.61     272    6.02         -     -      303
Mortgage-Backed Securities     -     -         -      -        -      -       -       -       146  7.27      146
                          ------           -----          ------           ----            ------         ------
                          $   31  4.35%    $  18   6.09%  $  336   4.56%   $433    5.88%   $  146  7.27%  $  964
                          ======           =====          ======           ====            ======         ======
Securities Available-
---------------------
 for-Sale
---------
One Year or Less          $  207  5.89%    $   -      -%  $    8   5.67%   $ 25    2.13%   $    -     -%  $  240
Over 1 through 5 Years     1,972  5.52        50   5.41       47   5.86      14       -         -     -    2,083
Over 5 through 10 Years      268  5.81       283   6.36       51   5.34      40    3.25         -     -      642
Over 10 years                138  5.69       327   6.24      217   5.43     529    5.14         -     -    1,211
Equity Securities              -     -         -      -        -      -       -       -     1,275  1.89    1,275
                           -----           -----          ------           ----            ------         ------
                          $2,585  5.59%    $ 660   6.23%  $  323   5.48%   $608    4.78%   $1,275  1.89%  $5,451
                          ======           =====          ======           ====            ======         ======


Loans
-----
The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 1998.

                                                                 Over 1 Year
                                                      1 Year     Through       Over
(in millions)                                         or Less    5 Years       5 Years     Total
                                                      -------    -----------   -------     -----
Domestic
--------
Real Estate, Excluding Loans Collateralized
 by 1-4 Family Residential Properties                $   421       $ 1,126      $1,415   $ 2,962
Commercial and Industrial Loans                        4,534         8,037       3,062    15,633
Other, Excluding Loans to Individuals and those
 Collateralized by 1-4 Family Residential Properties   4,529           984         307     5,820
                                                     -------       -------      ------   -------
                                                       9,484        10,147       4,784    24,415
Foreign                                                3,858         1,300       1,191     6,349
-------
                                                     -------       -------      ------   -------
   Total                                             $13,342       $11,447      $5,975   $30,764
                                                     =======       =======      ======   =======
Loans with:
  Predetermined Interest Rates                       $ 1,787       $ 1,021      $1,305   $ 4,113
  Floating Interest Rates                             11,555        10,426       4,670    26,651
                                                     -------       -------      ------   -------
   Total                                             $13,342       $11,447      $5,975   $30,764
                                                     =======       =======      ======   =======

Deposits
--------
     The aggregate amount of deposits by foreign customers in domestic offices was $5.3 billion, $4.3 billion, and $4.5 billion at December 31, 1998, 1997, and 1996.
     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 1998.

                                                             Time
                                        Certificates         Deposits-
(in millions)                           of Deposits          Other              Total
                                        ---------------------------------------------

3 Months or Less                              $  762           $1,708          $2,470
Over 3 Through 6 Months                          198                -             198
Over 6 Through 12 Months                         193                -             193
Over 12 Months                                   354               68             422
                                              ------           ------          ------
     Total                                    $1,507           $1,776          $3,283
                                              ======           ======          ======

     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.


Other Borrowed Funds
--------------------
Information related to other borrowed funds in 1998, 1997, and 1996 is presented in the table below.

                                                1998                   1997                   1996
                                          --------------------------------------------------------------
(dollars in millions)                              Average                Average                Average
                                          Amount     Rate       Amount      Rate       Amount      Rate
                                          ------   -------      ------    -------      ------   --------
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements
  At December 31                          $1,571     3.78%      $2,329      4.32%      $1,737      5.31%
  Average During Year                      3,147     4.60        2,410      5.00        2,957      5.23
  Maximum Month-End Balance During Year    4,684     4.65        3,805      5.45        4,460      4.85

Other*
  At December 31                          $2,963     4.86%      $2,960      5.69%      $2,707      5.34%
  Average During Year                      3,761     5.42        3,177      5.27        3,406      5.47
  Maximum Month-End Balance During Year    3,467     5.07        3,439      5.12        4,341      5.40


*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.


Foreign Assets
--------------
     At December 31, 1998, the Company had more than 1% of its total assets in Germany, totaling $1.2 billion, and in the United Kingdom, totaling $942 million. Germany's assets consisted of $785 million attributable to banks and other financial institutions, $124 million attributable to public sector entities, and $274 million attributable to commercial, industrial and other companies. The United Kingdom's assets consisted of $162 million attributable to banks and other financial institutions, $33 million attributable to public sector entities, and $747 million attributable to commercial, industrial and other companies. At December 31, 1997, the Company had more than 1% of its total assets in Brazil, totaling $778 million, and in Germany, totaling $641 million. Brazil's assets were all attributable to banks and other financial institutions. Germany's assets consisted of $381 million attributable to banks and other financial institutions, $126 million attributable to public sector entities, and $134 million attributable to commercial, industrial and other companies. At December 31, 1998, the Company had more than .75% of its total assets in France and Hong Kong, aggregating $1.1 billion. At December 31, 1997, the Company had more than.75% of its total assets in the United Kingdom, Japan, and Greece aggregating $1,544 million.

Introduction of the Euro
------------------------
     In January 1999, eleven European countries adopted the euro as their common legal currency. In the transition period from adoption through December 31, 2001, commerce may be conducted in either the euro or the former national currencies.

     The Company has adapted its information technology systems and business practices to accommodate euro-denominated transactions. The introduction of the euro currency may result in increased price transparency in the euro-area countries as well as a loss of cross-currency trading in the former national currencies, and may ultimately have profound political and financial implications. Based on its knowledge at this time, the Company does not anticipate that the introduction of the euro will have a material effect on the Company's financial condition or results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
---------------------------------------------------------------------------------------
                                                                                   Company
                                                                                   Officer
Name                           Office and Experience                          Age   Since
----                           ---------------------                          ---  -------

Thomas A. Renyi     1998-1999  Chairman and Chief Executive Officer           53    1992
                               of the Company and the Bank
                    1997-1998  President and Chief Executive Officer of
                               the Company and the Bank
                    1996-1997  President of the Company and President and
                               Chief Executive Officer of the Bank
                    1994-1995  President of the Company and President and
                               Chief Operating Officer of the Bank
                         1994  President of the Company and
                               Vice Chairman of the Bank

Alan R. Griffith    1994-1999  Vice Chairman of the Company and the Bank      57    1990
                         1994  Senior Executive Vice President of the
                               Company, and President and Chief Operating
                               Officer of the Bank

Gerald L. Hassell   1998-1999  President of the Company and the Bank and      47    1998
                               Senior Executive Vice President of the Company
                    1994-1998  Chief Commercial Banking Officer and
                               Senior Executive Vice President of the Bank

Deno D. Papageorge  1997-1999  Senior Executive Vice President of the         60    1980
                               Company and the Bank
                    1994-1997  Senior Executive Vice President of the
                               Company, Senior Executive Vice President
                               and Chief Financial Officer of the Bank

Bruce W. Van Saun   1998-1999  Senior Executive Vice President of the         41    1998
                               Company and Chief Financial Officer of the
                               Company and the Bank
                    1997-1998  Executive Vice President and Chief Financial
                               Officer of the Bank
                    1994-1997  Chief Financial Officer Deutsche Bank U.S.

Robert E. Keilman   1994-1999  Comptroller of the Company and the Bank,       53    1984
                               Senior Vice President of the Bank,
                               retired January 1999

Thomas J. Mastro         1999  Comptroller of the Company and the Bank        49    1999
                    1998-1999  Senior Vice President of the Bank
                    1994-1998  Vice President of the Bank

Phebe C. Miller     1995-1999  Secretary and Chief Legal Officer of the       49    1995
                               Company, Senior Vice President and Chief
                               Legal Officer of the Bank
                    1994-1995  Senior Vice President of the Bank
                         1994  Managing Director, General Counsel and
                               Secretary, Discount Corporation of New York

Robert J. Goebert   1994-1999  Auditor of the Company, Senior Vice            57    1982
                               President of the Bank

ITEM 2.  PROPERTIES
-------------------
     At December 31, 1998 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey and Connecticut; Harrison, New York; Newark, Delaware; Brussels, Belgium; London, England; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     There are no material legal proceedings pending against the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 1998.

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. All of the Company's other securities are not currently listed. The Company had 24,245 common shareholders of record at February 26, 1999.

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

FORWARD LOOKING STATEMENTS

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. To the extent that any forward looking statements are made, the Company is necessarily unable to predict future changes in interest rates, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, and loan demand. In addition, the Company's future results of operations and other forward looking statements contained in "Management's Discussion and Analysis" and elsewhere in this Form 10-K involve a number of risks and uncertainties, including risks relating to Year 2000 and the introduction of the Euro (in particular, the Year 2000 readiness of third parties with which the Company does business). As a result of variations in such factors, actual results may differ materially from any forward looking statements. Some of these factors are described below. References made to the Company's reports filed with the Securities and Exchange Commission for a further discussion of such factors. The Company disclaims any obligation to update forward looking statements.


Government Monetary Policies

     The Federal Reserve Board has the primary responsibility for United States monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates and thus on the earnings of the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     See page 10 and 11 "Market Risk Management" and "Interest Rate
Sensitivity".

     Quantitative and qualatative disclosure about market risk are incorporated herein by reference from the "Market Risk Management", "Trading Activities and Risk Management", and "Asset/Liability Mangement" sections included in Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     Consolidated financial statements and notes and the independent auditors' report are incorporated herein by reference from Exhibits 13 to this Report.

     Supplementary financial information is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------
     There have been no events which require disclosure under Item 304 of Regulation S-K.

PART III
--------
     The material responsive to Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting, except for information as to Executive Officers set forth in Part I,
Item 1.

PART IV
-------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) 1.  Financial Statements:

     See Item 8.

(a) 2.  Financial Statement Schedules:

     Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

(a) 3.  Listing of Exhibits:

     A list of the exhibits filed or incorporated by reference appears following page 23 of this Report, which information is incorporated by reference.


(b) Reports on Form 8-K:

     October 19, 1998: Unaudited interim financial information and accompanying discussion for the third quarter of 1998.

     January 19, 1999: Unaudited interim financial information and accompanying discussion for the fourth quarter of 1998.

     January 29, 1999: Issuance by BNY Capital IV, a statutory business trust of 8,000,000,000 of its 6 7/8% Trust Preferred Securities, Series E


(c) Exhibits:

     Submitted as a separate section of this report.

(d) Financial Statements Schedules:

     Non

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on the 9th day of March, 1999.

                                  THE BANK OF NEW YORK COMPANY, INC.


                             By:  \s\ Thomas J. Mastro
                                  -------------------------------------

                                  (Thomas J. Mastro,
                                   Comptroller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March, 1999.

        Signature                                         Title
        ---------                                         -----



\s\ Thomas A. Renyi                           Chairman of the Board, Chief
------------------------------------          Executive Officer (Principal
(Thomas A. Renyi)                             Executive Officer), and Director


\s\ Gerald L. Hassell                         President and Director
------------------------------------

(Gerald L. Hassell)


\s\ Alan R. Griffith                          Vice Chairman and Director
------------------------------------

(Alan R. Griffith)


\s\ Deno D. Papageorge                        Senior Executive Vice President
------------------------------------          and Director
(Deno D. Papageorge)


\s\ Thomas J. Mastro                          Comptroller
------------------------------------          (Principal Accounting Officer)
(Thomas J. Mastro)


\s\ J. Carter Bacot                           Director
------------------------------------

(J. Carter Bacot)


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

(Donald L. Miller)


\s\ H. Barclay Morley                         Director
------------------------------------

(H. Barclay Morley)


\s\ Catherine A. Rein                         Director
------------------------------------

(Catherine A. Rein)


\s\ William C. Richardson                     Director
------------------------------------

(William C. Richardson)


\s\ Harold E. Sells                           Director
------------------------------------

(Harold E. Sells)


\s\ Bruce W. Van Saun                         Senior Executive Vice President
------------------------------------          and Chief Financial Officer
(Bruce W. Van Saun)                           (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.
----------

3  (a)  The By-Laws of The Bank of New York Company, Inc. as amended through
        October 13, 1987- incorporated by reference to Exhibit 3(a) to the Company's 1987 Annual Report on Form 10-K.

   (b) Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated July 20, 1994, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

   (c) Amendment to Certificate of Incorporation of The Bank of New York Company, Inc. dated July 9, 1996, incorporated by reference to
        Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

   (d) Amendment to Certificate of Incorporation of The Bank of New York Company, Inc. dated July 16, 1998 incorporated by reference to Exhibit
        4.3 to the Company's Registration Statement on Form S-3 (Registration Statement No. 333-70187.

4 (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

   (b) Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985 between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the Company's registration statement on Form 8-A dated Dec. 18,1995.

   (c) First Amendment, dated as of June 13, 1989, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the amendment on Form 8, dated June 14, 1989, to the Company's Registration Statement on Form 8-A, dated December 18, 1985. (File No. 1-6152)

   (d) Second Amendment, dated as of April 30, 1993, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent incorporated by reference to the amendment on Form 8-A/A , filed May 3, 1993, to the Company's Registration Statement on Form 8-A, dated December 18, 1985. (File No. 1-6152)

   (e) Third Amendment, dated as of March 8, 1994, to the Rights Agreement, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the amendment on Form 8-A/A, filed March 24, 1994, to the Company's Registration Statement on Form 8-A, dated December 18, 1985. (File No. 1-6152)

*10(a) Amendment dated October 1, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(b) Enhanced Severance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(c) Enhanced Severance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(d) Enhanced Severance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(e) Enhanced Severance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(f) Consulting Agreement dated November 5, 1997, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(g) Compensation Agreement dated April 17, 1997, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(h) 1984 Stock Option Plan of The Bank of New York Company, Inc. as amended through February 23, 1988, incorporated by reference to
        Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

  *(i) Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(j) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990- incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1990.

  *(k) Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(l) Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995, incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(m) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(n) Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(o) Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual report on Form 10-K for the year ended
        December 31, 1994.

  *(p) Amendment dated November 14, 1995 to The Bank of New Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company's Annual report on Form 10-K for the year ended
        December 31, 1995.

  *(q) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1993.

  *(r) Amendment dated January 12, 1999 to the 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc.

  *(s) 1988 Long-Term Incentive Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(t) Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(u) The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(v) Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(w) Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(x) Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(y) Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(z) Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.

  *(aa) The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.

  *(bb) The Bank of New York Company, Inc. Supplemental Executive Retirement
        Plan, incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(cc) Amendment dated March 9, 1993 to The Bank of New York Company, Inc.
        Supplemental Executive Retirement Plan, incorporated by reference to
        Exhibit 10(k) to the Company's Annual Report On Form 10-K for the year ended December 31, 1993.

  *(dd) Amendment effective October 11, 1994 to The Bank of New York Company,
        Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(ee) Amendment dated June 11, 1996 to The Bank of New York Company, Inc.
        Supplemental Executive Retirement Plan, incorporated by reference to
        Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(ff) Amendment dated November 12, 1996 to The Bank of New York Company,
        Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(gg) Trust Agreement dated April 19, 1988 related to certain executive compensation plans and agreements, incorporated by reference to
        Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

  *(hh) Trust Agreement dated November 16, 1993 related to certain executive compensation plans and agreements, incorporated by reference to
        Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(ii) Amendment dated October 11, 1994 to Trust Agreement dated November 16,
        1993, related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(jj) Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements, incorporated by reference to
        Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(kk) Amendment dated January 31, 1997 to the Trust Agreement dated
        April 19, 1988 related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(ll) Amendment dated January 14, 1997 to the Trust Agreement dated
        November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(mm) Amendment dated January 31, 1997 to the Trust Agreement dated
        November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(nn) Amendment dated January 31, 1997 to the Trust Agreement dated
        December 15, 1994 related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1996.

  *(oo) Amendment dated September 11, 1998 to the Trust Agreement dated
        November 16, 1993 related to executive compensation agreements.

  *(pp) Form of Remuneration Agreement between the Company and one of the five most highly compensated executive officers of the Company incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982.

  *(qq) Form of Tax Reimbursement Agreement dated as of July 13, 1994 between the Company and two of the five most highly compensated executive officers of the Company, incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994.

  *(rr) Form of Remuneration Agreement dated October 11, 1994 between the
        Company and three of the five most highly compensated officers of the Company, incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(ss) The Bank of New York Company, Inc. Retirement Plan for Non-Employee
        Directors- incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994,

  *(tt) Amendment dated November 8, 1994 to The Bank of New York Company, Inc.
        Retirement Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(uu) Amendment dated February 9, 1999 to The Bank of New York Company, Inc.
        Retirement Plan for Non-Employee Directors.

  *(vv) Deferred Compensation Plan for Non-Employee Directors of The Bank of
        New York Company, Inc., incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1993.

  *(ww) Amendment dated November 8, 1994 to Deferred Compensation Plan for
        Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(xx) Amendment dated February 11, 1997 to the Directors' Deferred
        Compensation Plan for The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

12      Statement - Re: Computation of Earnings to Fixed Charges Ratios

13      Portions of the 1998 Annual Report to Shareholders

21      Subsidiaries of the Registrant

23.1    Consent of Ernst & Young LLP

27      Financial Data Schedule


* Constitutes a Management Contract or Compensatory Plan or Arrangement