Form 10-Q
period 1999-03-31
BANK OF NEW YORK CO INC
filed 1999-05-14
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                         Yes [X]    No [ ]


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 761,282,494 shares as of April 30, 1999

                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998                      3

          Consolidated Statements of Income
          For the Three Months Ended March 31, 1999 and 1998        4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Three
          Months Ended March 31, 1999                               5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 1999 and 1998        6

          Notes to Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          11

PART 2.  OTHER INFORMATION
--------------------------

Item 5.  Other Information                                         20

Item 6.  Exhibits and Reports on Form 8-K                          20


SIGNATURE                                                          21

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                 March 31,        December 31,
                                                                   1999                1998
                                                                   ----                ----
Assets
------
Cash and Due from Banks                                         $ 4,546             $ 3,999
Interest-Bearing Deposits in Banks                                4,785               4,504
Securities:
  Held-to-Maturity (fair value of $843 in 1999
    and $923 in 1998)                                               880                 964
  Available-for-Sale                                              5,080               5,451
                                                                -------             -------
    Total Securities                                              5,960               6,415
Trading Assets at Fair Value                                      1,668               1,637
Federal Funds Sold and Securities Purchased Under Resale
 Agreements                                                       1,935               3,281
Loans (less allowance for credit losses of $632 in 1999
 and $636 in 1998)                                               39,119              37,750
Premises and Equipment                                              856                 856
Due from Customers on Acceptances                                 1,213                 946
Accrued Interest Receivable                                         331                 355
Other Assets                                                      4,504               3,760
                                                                -------             -------
     Total Assets                                               $64,917             $63,503
                                                                =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)             $10,432             $11,480
 Interest-Bearing
   Domestic                                                      15,800              16,091
   Foreign Offices                                               18,611              17,061
                                                                -------             -------
     Total Deposits                                              44,843              44,632
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                                 3,189               1,571
Other Borrowed Funds                                              3,632               4,536
Acceptances Outstanding                                           1,213                 951
Accrued Taxes and Other Expenses                                  2,190               2,183
Accrued Interest Payable                                            160                 188
Other Liabilities                                                   695                 608
Long-Term Debt                                                    2,189               2,086
                                                                -------             -------
     Total Liabilities                                           58,111              56,755
                                                                -------             -------

Guaranteed Preferred Beneficial Interests in the  Company's
 Junior Subordinated Deferrable Interest Debentures               1,500               1,300
                                                                -------             -------
Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 19,730
  shares in 1999 and 22,820 shares in 1998                            1                   1
 Common Stock-par value $7.50 per share, authorized
  1,600,000,000 shares, issued 973,922,006 shares in
  1999 and 970,767,767 shares in 1998                             7,304               7,281
 Additional Capital                                                 171                 142
 Retained Earnings                                                1,528               1,318
 Accumulated Other Comprehensive Income                             254                 312
                                                                -------             -------
                                                                  9,258               9,054
 Less: Treasury Stock (205,233,723 shares in 1999
       and 197,648,459 shares in 1998), at cost                   3,939               3,593
       Loan to ESOP (1,801,003 shares in 1999
         and 1998), at cost                                          13                  13
                                                                -------             -------
     Total Shareholders' Equity                                   5,306               5,448
                                                                -------             -------
     Total Liabilities and Shareholders' Equity                 $64,917             $63,503
                                                                =======             =======

----------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.
See accompanying Notes to Financial Statements.

                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                       (In millions, except per share amounts)
                                    (Unaudited)

                                                            For the three months
                                                               ended March 31,

                                                              1999        1998
                                                              ----        ----
Interest Income
---------------
Loans                                                        $ 661       $ 670
Securities
  Taxable                                                       64          74
  Exempt from Federal Income Taxes                              10          14
                                                             -----       -----
                                                                74          88
Deposits in Banks                                               64          42
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                        53          30
Trading Assets                                                   5           4
                                                             -----       -----
    Total Interest Income                                      857         834
                                                             -----       -----
Interest Expense
----------------
Deposits                                                       317         325
Federal Funds Purchased and  Securities Sold
 Under Repurchase Agreements                                    31          34
Other Borrowed Funds                                            48          48
Long-Term Debt                                                  34          32
                                                             -----       -----
    Total Interest Expense                                     430         439
                                                             -----       -----
Net Interest Income                                            427         395
-------------------
Provision for Credit Losses                                     15           5
                                                             -----       -----
Net Interest Income After Provision for
 Credit Losses                                                 412         390
                                                             -----       -----
Noninterest Income
------------------
Processing Fees
 Securities                                                    291         230
 Cash                                                           69          63
                                                             -----       -----
                                                               360         293
Trust and Investment Fees                                       58          50
Service Charges and Fees                                        85          81
Securities Gains                                                50          28
Other                                                           72         101
                                                             -----       -----
    Total Noninterest Income                                   625         553
                                                             -----       -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 312         283
Net Occupancy                                                   41          41
Furniture and Equipment                                         23          20
Other                                                          133         123
                                                             -----       -----
    Total Noninterest Expense                                  509         467
                                                             -----       -----
Income Before Income Taxes                                     528         476
Income Taxes                                                   184         172
Distribution on Trust Preferred Securities                      28          20
                                                             -----       -----
Net Income                                                   $ 316       $ 284
----------                                                   =====       =====
Net Income Available to Common Shareholders                  $ 316       $ 284
-------------------------------------------                  =====       =====

Per Common Share Data:
----------------------
   Basic Earnings                                            $0.41       $0.38
   Diluted Earnings                                           0.41        0.36
   Cash Dividends Paid                                        0.14        0.13
Diluted Shares Outstanding                                     779         781

------------------------------------------------------------------------------
See accompanying Notes to Financial Statements

                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                       For the three months ended March 31, 1999
                                 (In millions)
                                  (Unaudited)



Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, March 31                                                               1
                                                                          -------

Common Stock
Balance, January 1                                                          7,281
  Issuances in Connection with Employee Benefit Plans                          23
                                                                          -------

Balance, March 31                                                           7,304
                                                                          -------

Additional Capital
Balance, January 1                                                            142
  Common Stock Issuances in Connection with Employee Benefit Plans             29
                                                                          -------

Balance, March 31                                                             171
                                                                          -------

Retained Earnings
Balance, January 1                                                          1,318
  Net Income                                                                  316
  Cash Dividends
    Common Stock                                                             (106)
                                                                          -------

Balance, March 31                                                           1,528
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        340
      Change in Fair Value of Securities Available-for-Sale,
        Net of $12 Million in Taxes                                           (11)
      Reclassification Adjustment, Net of $23 Million in Taxes                (42)
                                                                          -------

    Balance, March 31                                                         287
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (28)
      Foreign Currency Translation Adjustment,
        Net of $3 Million in Tax Benefits                                      (5)
                                                                          -------

    Balance, March 31                                                         (33)
                                                                          -------

Less Treasury Stock
Balance, January 1                                                          3,593
  Issued                                                                      (36)
  Acquired                                                                    382
                                                                          -------

Balance, March 31                                                           3,939
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                             13
                                                                          -------

Balance, March 31                                                              13
                                                                          -------

Total Shareholders' Equity, March 31                                      $ 5,306
                                                                          =======


--------------------------------------------------------------------------------------
Comprehensive Income for the three months ended March 31, 1999 and 1998 was $258 million and $331 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                         For the three months
                                                            Ended March 31,

                                                             1999      1998
                                                             ----      ----
Operating Activities
Net Income                                                 $  316     $  284
Adjustments to Determine Net Cash Provided (Used) by
 Operating Activities:
  Provision for Losses on Loans and Other Real Estate          15          6
  Depreciation and Amortization                                49         44
  Deferred Income Taxes                                       122         87
  Securities Gains                                            (50)       (28)
  Change in Trading Activities                                 (6)       287
  Change in Accruals and Other, Net                          (154)      (543)
                                                           ------     ------
Net Cash Provided by Operating Activities                     292        137
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                 (369)       493
Purchases of Securities Held-to-Maturity                      (89)       (84)
Maturities of Securities Held-to-Maturity                     162        122
Purchases of Securities Available-for-Sale                   (752)      (903)
Sales of Securities Available-for-Sale                        403        382
Maturities of Securities Available-for-Sale                    53        304
Net Principal Disbursed on Loans to Customers              (1,513)    (1,048)
Sales of Loans and Other Real Estate                           27         85
Change in Federal Funds Sold and Securities
 Purchased Under Resale Agreements                          1,345      2,312
Purchases of Premises and Equipment                           (34)       (17)
Acquisitions, Net of Cash Acquired                            (27)      (354)
Proceeds from the Sale of Premises and Equipment               20         39
Other, Net                                                     31        (51)
                                                           ------     ------
Net Cash Provided (Used) by Investing Activities             (743)     1,280
                                                           ------     ------
Financing Activities
Change in Deposits                                            406       (748)
Change in Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                           1,618       (433)
Change in Other Borrowed Funds                               (905)       499
Proceeds from the Issuance of Trust Preferred Securities      200        300
Proceeds from the Issuance of Long-Term Debt                  100        150
Issuance of Common Stock                                       88        160
Treasury Stock Acquired                                      (382)      (585)
Cash Dividends Paid                                          (106)       (96)
                                                           ------     ------
Net Cash Provided (Used) by Financing Activities            1,019       (753)
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       (21)         7
                                                           ------     ------
Change in Cash and Due From Banks                             547        671
Cash and Due from Banks at Beginning of Period              3,999      5,769
                                                           ------     ------
Cash and Due from Banks at End of Period                   $4,546     $6,440
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  458     $  451
    Income Taxes                                                3         16
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         1          2

----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

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


2. Allowance for Credit Losses
   ---------------------------

     Transactions in the allowance for credit losses are summarized as follows:
                                          Three months ended
                                               March 31,
(In millions)                            1999            1998
                                         ----            ----

Balance, Beginning of Period            $ 636           $ 641

  Charge-Offs                             (22)            (10)
  Recoveries                                3               5
                                        -----           -----
  Net Charge-Offs                         (19)             (5)

  Acquisition                               -               4
  Provision                                15               5
                                        -----           -----
 Balance, End of Period                 $ 632           $ 645
                                        =====           =====

3.  Capital Transactions
    --------------------

     As of April 30, 1999, the Company has approximately 2 million shares remaining to repurchase under its share buyback program.

     In January 1999, the Company issued $200 million of trust preferred securities.

4.  New Accounting Pronouncements
    -----------------------------

     Effective January 1, 2000, a new accounting standard will require the Company to record all derivatives on the balance sheet at fair value and apply new accounting practices for hedging activities. The Company has not yet determined the impact of the new accounting standard.

5.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:


                                                  Three Months Ended
                                                      March 31,
(In millions, except per share amounts)
                                                   1999      1998
                                                   ----      ----

Net Income                                         $316      $284
Net Income Available to Common Shareholders        $316      $284
Diluted Net Income                                 $316      $284
                                                   ====      ====

Basic Weighted Average Shares Outstanding           766       739
Shares Issued on Conversion:
  Warrants                                            -        29
  Employee Stock Options                             13        13
                                                   ----      ----
Diluted Weighted Average Shares Outstanding         779       781
                                                   ====      ====

Basic Earnings Per Share:                        $ 0.41    $ 0.38
Diluted Earnings Per Share:                        0.41      0.36


6.  Commitments and Contingent Liabilities
    --------------------------------------

     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

     The Company's actual results of future operations may differ from those set forth in certain forward-looking statements contained herein. Refer to further discussion under the heading "Forward Looking Statements".

     The Company's reported first quarter diluted earnings per share were a record 41 cents, up 14% from the 36 cents earned in the first quarter of 1998. Net income for the first quarter was a record $316 million, up 12% from the $284 million earned in the same period last year.

     Substantial revenue growth in fee based businesses, continued emphasis on expense control, and ongoing capital management produced superior earnings performance in the first quarter of 1999. Significant new business and active markets worldwide drove securities servicing fees up 27%. Trust and investment grew 16% benefiting from strong investment performance, new business wins, and record U.S. equity markets. As a result, fee based revenue and noninterest income contributed 59% of revenues, reflecting continued concentration on fee based businesses.

     In securities servicing, revenue growth was led by global custody, mutual funds, securities lending, ADRs and execution services. Domestic and global custody continued to gain market share and momentum from new business wins as assets under custody grew by 27% from a year ago reaching $5.2 trillion at quarter end. Trust and investment's results were due to strong investment performance which attracted new business. Continued focus on cost control was evident, as noninterest expense for the quarter was flat compared with the fourth quarter of 1998 and the efficiency ratio improved to 50.3%. As part of its capital management program, the Company repurchased 9 million shares under its 18 million share buyback authorization.

     Return on average common equity for the first quarter of 1999 was 24.48% exceeded only by the record 24.99% in the first quarter of 1998. Return on average assets for the first quarter of 1999 was 1.94% compared with 1.93% in the first quarter of 1998.

     Net interest income on a taxable equivalent basis for the first quarter decreased to $436 million from $451 million in the fourth quarter of 1998, as effective balance sheet management reduced levels of liquid deposits and investments associated with the securities servicing business.

     Fees from the Company's securities servicing businesses reached $291 million for the first quarter, up 27% compared with the corresponding period of the prior year. All areas contributed to strong internal growth of 16% with international activities including global custody, securities lending, and ADRs especially strong.

     In cash processing, revenues from cash management were up 14% driven by continued cross selling to the Company's securities servicing customers. Trade finance revenues were up 13% from a year ago as recovery in world markets continues. Fees from funds transfer grew by 6% from the previous year, the result of continued market share gains as CHIPS payment systems volumes were flat for the quarter. Overall, cash processing fees grew by 10% from a year ago reaching $69 million.

     Trust and investment fees were $58 million for the quarter, an increase of 16% over last year driven by strong results from short term money management and portfolio transition services. Foreign exchange and other trading revenues were $42 million compared with $51 million in the fourth quarter of 1998 and $46 million last year. Declines were due to reduced levels of customer trading.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 43 cents per share in 1999, up 13% from $0.38 cents per share in the first quarter of 1998. On the same basis, tangible return on average common equity was 37.28% in 1999 compared with 37.72% in 1998; and tangible return on average assets was 2.11% in 1999 compared with 2.10% in 1998.

     Average diluted shares outstanding were 779 million for the first quarter, down from the 782 million in the fourth quarter of 1998 and 781 million in the first quarter a year ago as a result of the Company's stock buyback programs.

CAPITAL

     The Company's estimated Tier 1 capital and Total capital ratios remained strong at 7.87% and 11.91% at March 31, 1999 compared with 7.89% and 11.90% at December 31, 1998, and 7.25% and 11.43% at March 31, 1998. Tangible common equity as a percent of total assets was 5.88% at March 31, 1999 compared with 6.25% at December 31, 1998 and 5.68% one year ago. The leverage ratio was 7.68% at March 31, 1999 compared with 7.46% at December 31, 1998 and 7.33% one year ago.

NET INTEREST INCOME

                                      1st         4th         1st
                                    Quarter     Quarter     Quarter
                                    -------     -------     -------
(In millions)                        1999        1998        1998
                                     ----        ----        ----
Net Interest Income                  $436        $451        $404
Net Interest Rate
 Spread                              2.29%       2.22%       2.24%
Net Yield on Interest-
 Earning Assets                      3.18        3.20        3.33


     Net interest income on a taxable equivalent basis was $436 million in the first quarter of 1999 compared with $451 million in the fourth quarter of 1998 and $404 million in the first quarter of 1998. The net interest rate spread was 2.29% in the first quarter of 1999, compared with 2.22% in the fourth quarter of 1998 and 2.24% one year ago. The net yield on interest-earning assets was 3.18% compared with 3.20% in the fourth quarter of 1998 and 3.33% in last year's first quarter.

     The decrease in net interest income and the improved net interest rate spread from the fourth quarter were due to aggressive balance sheet management, which reduced highly liquid, lower yielding assets generated by the Company's securities servicing businesses. The decline in the net interest rate yield from the first and fourth quarters of 1998 was primarily due to the Company's share repurchase program.

     Interest income would have been increased by $3 million in both the first quarters of 1999 and 1998 if loans on nonaccrual status at March 31, 1999 and 1998 had been performing for the entire quarter.

NONINTEREST INCOME

                                          1st          4th           1st
                                        Quarter       Quarter       Quarter
                                        -------       -------       -------
(In millions)                            1999          1998          1998
                                         ----          ----          ----
Processing Fees
  Securities                             $291          $274          $230
  Cash                                     69            63            63
                                         ----          ----          ----
                                          360           337           293
Trust and Investment Fees                  58            54            50
Service Charges and Fees                   85            79            81
Foreign Exchange and
 Other Trading Activities                  42            51            46
Securities Gains                           50            50            28
Other                                      30            26            55
                                         ----          ----          ----
Total Noninterest Income                 $625          $597          $553
                                         ====          ====          ====

     Total noninterest income reached $625 million, growing 5% from the fourth quarter of 1998 and 13% from the first quarter of 1998. Securities servicing fees increased 27% to $291 million compared with $230 million a year ago. Strong internal growth across all areas reached 16%, with remaining growth coming from acquisitions. First quarter service charges and fees of $85 million were up from $81 million in the first quarter of 1998. Revenues from foreign exchange and other trading activities were $42 million in the first quarter of 1999 compared with $46 million last year. The Company reported $50 million of securities gains in the first quarter, the same as in the fourth quarter of 1998, and up from $28 million a year ago. Other income in the first quarter of 1998 included $29 million from the sale of the Company's property at 48 Wall Street.


TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 1999 are as follows:

                                                            1st Quarter 1999
                                    March 31, 1999               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                  $20,902  $    5    $    -     $   11    $    -
 Swaps                        52,630     425       385        408       327
 Written Options              68,433       -       440          -       378
 Purchased Options            30,539      58         -         65         -
Foreign Exchange Contracts:
 Written Options              44,323       -       298          -       383
 Purchased Options            47,439     336         -        337         -
 Commitments to Purchase
  and Sell Foreign Exchange   52,944     451       431        539       524
Securities                               393        38        445        38
                                      ------    ------     ------    ------
Total Trading Account                 $1,668    $1,592     $1,805    $1,650
                                      ======    ======     ======    ======

     The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by an independent unit on a daily basis. The VAR methodology captures, based on certain assumptions, the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. This methodology does not attempt to evaluate risk created from extraordinary financial, economic or other occurrences, and any risk evaluation system has judgmental aspects.

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated. During these periods, the daily trading loss did not exceed the calculated VAR amounts on any given day.


(In millions)               1st Quarter 1999                    1st Quarter 1998
                  -----------------------------------  -----------------------------------
Market Risk       Average  Minimum  Maximum  03/31/99  Average  Minimum  Maximum  03/31/98
-----------       -------  -------  -------  --------  -------  -------  -------  --------
Interest Rate     $  4.9    $ 2.1    $ 10.9   $ 4.7     $ 4.4    $ 2.0    $ 6.0     $ 5.9
Foreign Exchange     1.6      0.8       4.0     1.2       2.3      1.2      4.0       2.7
Overall Portfolio    6.5      3.7      12.1     5.9       6.7      3.6      8.6       8.6


NONINTEREST EXPENSE AND INCOME TAXES

     Continued adherence to expense control resulted in total noninterest expense for the quarter of $509 million, flat with $507 million in the fourth quarter of 1998. The increase of 9% from $467 million in the same period last year was principally due to acquisitions. Noninterest expense for the first quarter included $6 million related to making computer systems Year 2000 compliant compared with $8 million in last year's fourth and first quarters.

     The efficiency ratio for the first quarter of 1999 was 50.3% compared with 50.8% in the fourth quarter and 50.2% for the first quarter of 1998.

     The effective tax rate for the first quarter of 1999 was 34.9% compared with 36.1% last year.

NONPERFORMING ASSETS

                                                                   Change
                                                                 3/31/99 vs.
(Dollars in millions)                 3/31/99      12/31/98       12/31/98
                                     --------      --------       --------
Loans:
     Commercial Real Estate           $   4         $  26          $ (22)
     Other Commercial                   103            65             38
     Foreign                             66            53             13
     Regional Commercial                 35            35              -
                                      -----         -----          -----
  Total Loans                           208           179             29
Other Real Estate                        14            14              -
                                      -----         -----          -----
  Total                               $ 222         $ 193           $ 29
                                      =====         =====          =====

Nonperforming Assets Ratio              0.5%          0.5%
Allowance/Nonperforming Loans         303.6         355.5
Allowance/Nonperforming Assets        284.3         328.9


     Nonperforming assets totaled $222 million at March 31, 1999, compared with $193 million at December 31, 1998, an increase of $29 million. Commercial real estate nonperforming loans declined primarily due to the sale of a property in New Jersey. A $44 million loan to a mortgage bank and $25 million of Russian loans became nonperforming in the first quarter of 1999.

     At March 31, 1999, impaired loans (nonaccrual loans over $1 million) aggregated $174 million, of which $145 million exceeded their fair value by $59 million. Impaired loans at March 31, 1998, totaled $145 million, of which $115 million exceeded their fair value by $19 million. For the first quarters of 1999 and 1998, the average amounts of impaired loans were $160 million and $148 million. Interest income (cash received) of $42 thousand was received on the impaired loans in the first quarter of 1999, while $411 thousand was received during the first quarter of 1998.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

     The provision for credit losses was $15 million in the first quarter of 1999 compared with $5 million in the first quarter of 1998. The increase in the provision reflects the increased level of charge-offs and nonperforming loans

                                    1st          4th          1st
                                  Quarter      Quarter      Quarter
                                  -------      -------      -------
(In millions)                       1999         1998        1998
                                    ----         ----        ----
Provision                           $ 15         $  5        $  5
                                    ====         ====        ====
Net(Charge-offs)Recoveries:
  Commercial Real Estate              (2)           -           1
  Other Commercial                    (7)          (3)         (3)
  Consumer                            (1)          (1)         (1)
  Foreign                             (9)          (1)         (1)
  Other                                -           (2)         (1)
                                    ----         ----        ----
     Total                          $(19)        $ (7)       $ (5)
                                    ====         ====        ====

Other Real Estate Expenses          $  -         $  -        $  1

     The allowance for credit losses was $632 million, or 1.59% of loans at March 31, 1999 compared with $636 million, or 1.66% of loans at December 31, 1998 and $645 million, or 1.76% of loans at March 31, 1998. The ratio of the allowance to nonperforming assets was 284.3% at March 31, 1999 compared with 328.9% at December 31, 1998 and 321.2% at March 31, 1998.

     Based on an evaluation of individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                         3/31/99    12/31/98    3/31/98
                                         -------    --------    -------

Real Estate                                    2%          3%         3%
Domestic Commercial and Industrial            82          74         67
Consumer                                       -           1          1
Foreign                                       13          11          7
Unallocated                                    3          11         22
                                             ---         ---        ---
                                             100%        100%       100%

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss. The increase in the allowance allocated to domestic commercial and industrial loans reflects the increase in nonperforming loans and other economic factors.

SEGMENT PROFITABILITY

Segment Data

     Effective January 1, 1999, the Company has adopted a new accounting pronouncement requiring disclosure about the Company's segments based on a management approach. The Company has an internal information system that produces performance data for its four segments along product and service lines.

     The Trust, and Securities and Cash Processing segment provides a broad array of fee based services. Trust includes personal trust and investment management. Securities servicing includes services to both institutional issuers and investors. Cash processing products primarily relate to funds transfer, deposit services and trade finance.

     The Corporate Banking segment provides lending services, including asset based financing, to domestic and international commercial enterprises.

     The Retail Banking segment includes consumer lending, residential mortgage lending, and retail deposit services.

     The Financial Markets segment includes trading, investing and leasing activities, and treasury services to other segments.

     The Company's segment data has been determined on an internal management basis of accounting, other than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed to ensure that reported results of the segments track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made.

     The measure of revenues and profit or loss by operating segment has been adjusted to present segment data on a taxable equivalent basis. The provision for credit losses allocated to each reportable segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following factors among others: historical charge-off experience and the volume, composition and growth of the loan portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles. Assets and liabilities are match funded. Support and other indirect expenses are allocated to segments based on general guidelines.

     The segments contributed to the Company's profitability as follows:

In Millions             Trust, and
                        Securities
For the Quarter Ended   and Cash     Corporate  Retail   Financial  Reconciling  Consolidated
March 31, 1999          Processing   Banking    Banking  Markets    Items*       Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income     $  107      $   161     $  114    $    36     $    9      $   427
Provision for
  Credit Losses              -           29          2          -        (16)          15
Noninterest Income         447           86         21         49         22          625
Noninterest Expense        288           65         75         17         64          509
                        ------      -------     ------    -------     ------      -------
Income Before Taxes     $  266      $   153     $   58    $    68     $  (17)     $   528
                        ======      =======     ======    =======     ======      =======

Average Assets          $5,599      $33,121     $4,533    $21,188     $1,571      $66,012
                        ======      =======     ======    =======     ======      =======

In Millions             Trust, and
                        Securities
For the Quarter Ended   and Cash     Corporate  Retail   Financial  Reconciling  Consolidated
March 31, 1998          Processing   Banking    Banking  Markets    Items*        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
                                 -
Net Interest Income     $   87      $   164     $  126    $    20     $   (2)     $   395
Provision for
  Credit Losses              -           28          1          -        (24)           5
Noninterest Income         374           74         19         57         29          553
Noninterest Expense        240           63         79         18         67          467
                        -----       -------     ------    -------     ------      -------
Income Before Taxes     $  221      $   147     $   65    $    59     $  (16)     $   476
                        =====       =======     ======    =======     ======      =======

Average Assets          $5,354      $31,883     $4,727    $16,152     $1,488      $59,604
                        ======      =======     ======    =======     ======      =======

* - Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest income primarily relate to the sale of a building in 1998. Reconciling items for noninterest expense include $26 million and $24 million of goodwill amortization in the first quarters of 1999 and 1998, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

Segment Highlights

Trust, and Securities and Cash Processing
-----------------------------------------

     In the Trust, and Securities and Cash Processing segment, noninterest income increased to $447 million from $374 million. All of the Company's businesses have shown strong internal growth with global custody, mutual funds, securities lending, ADRs, and execution services performing particularly well. Strong internal growth across all areas reached 16%, with remaining growth coming from acquisitions. Domestic and global custody continued to gain market share and momentum from new business wins as assets under custody grew by 27% from a year ago reaching $5.2 trillion at quarter end. Securities servicing fees increased to $291 million as compared with $230 million in the first quarter of 1998. Fee revenues from issuer services grew to $99 million in the first quarter of 1999, up from $87 million in the prior year's period. Investment company services increased to $84 million in the first quarter of 1999, as compared to $70 million in the first quarter of 1998. Broker/dealer services in the first quarter of 1999 were $108 million, up from $73 million last year.

     Fees from cash processing in the first quarter of 1999 increased to $69 million from $63 million in last year's first quarter driven by continued cross selling to the Company's securities servicing customers. Trade finance revenues were up 13% from a year ago as recovery in world markets continues. Fees from funds transfer grew by 6% from the previous year, the result of continued markets share gains as CHIPS payment systems volumes were flat for the quarter. Fees from trust and investment management grew to $58 million in the first quarter of 1999, as compared to $50 million in the first quarter of 1998, driven by strong results from short term money management and portfolio transition services.

     Net charge-offs in the Trust, and Securities and Cash Processing segment were zero in the first quarters of 1999 and 1998. The rise in noninterest expense is consistent with the increase in growth as well as the added salary and other expenses from acquisitions.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $161 million in the first quarter of 1999, a slight decline from last year's $164 million. In the first quarter of 1999, average loans outstanding in the Corporate Banking segment increased 8% from the first quarter of last year.

     The first quarter of 1999 provision for credit losses was $29 million compared with $28 million last year. Net charge-offs in the Corporate Banking segment were $18 million and $4 million in the first quarters of 1999 and 1998. The 16% increase in noninterest income to $86 million in the current year reflects higher revenues associated with capital markets activities, offset by lower income from the Company's offshore banking subsidiaries. Noninterest expense increased slightly to $65 million from $63 million.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the first quarter of 1999 was $114 million as compared with $126 million in the first quarter of 1998. Net interest income in the branch banking network has been negatively impacted by the decline in the value of noninterest bearing sources of funds in a declining rate environment. Noninterest income increased in this same period to $21 million from $19 million. Noninterest expense in the first quarter of 1999 was $75 million as compared with $79 in the previous year's period. Net charge-offs were $1 million in both the first quarters of 1999 and 1998.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter increased to $36 million from 1998's $20 million primarily due to increased leasing activities. Noninterest income decreased to $49 million in the first quarter of 1999 from $57 million in the first quarter of 1998, a 14% decrease reflecting decreases in foreign exchange and other trading revenue. Net charge-offs were zero in the first quarters of 1999 and 1998.

YEAR 2000 READINESS DISCLOSURE

     The Company's Year 2000 compliance program consists of updating major Company-owned application systems, business-area supported systems, and the Company's proprietary customer software and evaluating the Year 2000 compliance efforts of vendors of major vendor-supplied systems. The Company's compliance efforts have also focused on assessing the Year 2000 readiness of its major service providers, business partners, and borrowers as well as contingency planning.

     The Company has divided its major proprietary applications systems into three business line groups. The applications in each group were subjected to a four-phase process of assessment, renovation, certification testing, and implementation. All critical systems have completed all four phases. Compliant versions of substantially all these applications are currently in use. Major business-line products are being made available in isolated future-dated environments for selected customers to test their interfaces and to assure themselves of the Company's compliance.

     The Company has identified its critical vendor-supplied systems. These systems have been internally certified as Year 2000 compliant in accordance with the Company's internal certification procedures.

     Remediation of the Company's proprietary customer software has been completed. Installation on client desktop computers is expected to be complete by July 1999. Customers have been advised of their obligation to assure that their environments are compliant in order for the Company's software to function correctly during and after the century date change.

     The Company has completed an initial evaluation of its significant business partners, including other financial service providers, correspondents, counterparties, sub-custodians, vendors and settlement agencies, for the purpose of assessing their Year 2000 compliance. The Company is currently satisfied with the information it has received concerning the progress and Year 2000 readiness programs of each significant third party. The Company will continue to monitor the readiness and progress of these parties throughout 1999. The Company is prepared to replace service providers that are seen as not managing the Year 2000 issue adequately.

     The Company considers Year 2000 readiness in its credit decisions and factors this into borrower ratings. Based on a review of significant obligors, the Company believes that exposure to obligor Year 2000 problems does not present a material risk to the Company.

     The Company's personal computers and physical facilities considered critical to the Company's operations are expected to be upgraded to Year 2000 readiness by the end of July 1999.

     The Company's contingency plans relating to Year 2000 issues include the identification and assessment of the impact of various worst case scenarios on the critical operational components for each of the Company's business units. The Company is in the process of reviewing the applicability of its current contingency plan, which includes creation of command centers, establishment of special rapid response technology teams, scheduling availability of key personnel, testing and simulation activities, offsite data center facilities, and emergency backup power, and expects to complete modifications to the plan by June 30, 1999.

     Overall the Company's Year 2000 compliance program is on or ahead of schedule to meet the needs of its customers and compliance deadlines defined by its regulators. The estimated cost of the Year 2000 project is approximately $82 million. In the first quarter of 1999 the Company spent $6 million on making computer systems Year 2000 compliant. Total expenses since 1997 have been $57 million.

     A material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such problems could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers, customers and other business partners, as well as companies with which the Company does not have direct business relations, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 compliance program is intended to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material business partners. The Company believes that, with completion of its Year 2000 compliance program as scheduled, the possibility of significant interruptions of normal operations should be reduced. However, because of the unprecedented nature of this issue, there can be no certainty as to its impact.


INTRODUCTION OF THE EURO

     In January 1999, eleven European countries adopted the euro as their common legal currency. In the transition period from adoption through December 31, 2001, commerce may be conducted in either the euro or the former national currencies.

     The Company has adapted its information technology systems and business practices to accommodate euro-denominated transactions. The introduction of the euro currency may result in increased price transparency in the euro-area countries as well as a loss of cross-currency trading in the former national currencies, and may ultimately have profound political and financial implications. Based on its knowledge at this time, the Company does not, anticipate that the introduction of the euro will have a material effect on the Company's financial condition or results of operations.

FORWARD LOOKING STATEMENTS

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. Any such forward looking statements could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including future changes in interests rates, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, and loan demand. In addition, the Company's future results of operations and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q involve a number of risks and uncertainties, including risks relating to Year 2000 and the introduction of the Euro (in particular, the Year 2000 readiness of third parties with which the Company does business). As a result of variations in such factors, actual results may differ materially from any forward looking statements. Some of these factors are described below. The Company disclaims any obligation to update forward looking statements.

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

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the three months               For the three months
                                            ended March 31, 1999               ended March 31, 1998
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,294       $  64      4.90%     $ 2,852      $   42      6.05%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       4,513          53      4.76        2,318          30      5.25
Loans
 Domestic Offices                       19,817         362      7.40       19,022         371      7.91
 Foreign Offices                        19,504         299      6.22       17,623         300      6.89
                                       -------       -----                -------       -----
   Total Loans                          39,321         661      6.82       36,645         671      7.42
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             2,592          37      5.72        3,424          48      5.76
 U.S. Government Agency Obligations        857          13      6.33          611          10      6.43
 Obligations of States and
  Political Subdivisions                   626          12      7.70          663          14      8.23
 Other Securities, including
  Trading Securities                     2,335          26      4.45        2,727          28      4.15
                                       -------       -----                -------       -----
   Tota1l Securities                      6,410          88      5.53        7,425         100      5.44
                                       -------       -----                -------       -----
Total Interest-Earning Assets           55,538         866      6.32%      49,240         843      6.94%
                                                     -----                              -----
Allowance for Credit Losses               (635)                              (644)
Cash and Due from Banks                  3,075                              3,541
Other Assets                             8,034                              7,467
                                       -------                            -------
   TOTAL ASSETS                        $66,012                            $59,604
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 5,176          52      4.10%     $ 4,721          54      4.68%
 Savings                                 7,793          42      2.20        7,672          49      2.57
 Certificates of Deposit
  $100,000 & Over                          657           8      4.92          668           9      5.51
 Other Time Deposits                     2,255          25      4.41        2,309          28      4.86
 Foreign Offices                        18,596         190      4.13       14,352         185      5.23
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       34,477         317      3.72       29,722         325      4.43
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,989          31      4.23        2,954          34      4.63
Other Borrowed Funds                     3,627          48      5.32        3,376          48      5.81
Long-Term Debt                           2,126          34      6.45        1,840          32      6.93
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    43,219         430      4.03%      37,892         439      4.70%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,424                             10,020
Other Liabilities                        5,682                              6,062
Minority Interest-Preferred Securities   1,447                              1,027
Preferred Stock                              1                                  1
Common Shareholders' Equity              5,239                              4,602
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $66,012                            $59,604
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 436      2.29%                   $ 404      2.24%
                                                     =====      ====                    =====      ====
Net Yield on Interest-Earning Assets                            3.18%                              3.33%
                                                                ====                               ====

PART 2.  OTHER INFORMATION

Item 5.  Other Information
--------------------------

     On March 23, 1999, Company announced its agreement to purchase RBS Trust Bank Ltd. from the Royal Bank of Scotland plc. In addition, the Company will acquire an equity ownership in RBSI Security Services (Holdings) Ltd., headquartered on the island of Jersey. The proposed transactions are subject to negotiation of a definitive contract, final due diligence and regulatory approvals. The transaction is expected to be completed during the third quarter of 1999. RBS Trust Bank Ltd. has over $640 billion of assets under administration and over $11 billion in total assets as of March 31, 1999.

     This transaction continues the Company's expansion in the European market and further enhances its position as a leading provider of investor services. In the UK, RBS Trust Bank Ltd. is the largest provider of pension fund services and holds a leading position in the fund manager market, offering retail funds services, trustee and depositary services, as well as pension, banking and treasury products. In addition, RBS Trust Bank Ltd. is one of the few worldwide providers to successfully assume and integrate fund managers' mid and back office operations, permitting the managers to focus on their core businesses. Upon completion of this transaction, the Company will become the largest global custodian with assets under administration, worldwide, of $5.9 trillion.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 3(a) - Amended By-Laws of The Bank of New York Company, Inc. as amended through June 9, 1998.

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on Trust Preferred Securities for the Three Months Ended March 31, 1999 and 1998.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at March 31, 1999.

(b)  The Company filed the following reports on Form 8-K since
     December 31, 1998:

     On January 19, 1999, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 1998 contained in the Company's press release dated January 19, 1999.

     On January 29, 1999, the Company filed a Form 8-K Current Report (Items 5 and 7), related to the issuance by BNY Capital IV, a statutory business trust (the "Trust") of 8,000,000 of its 6 7/8% Trust Preferred Securities, Series E (Liquidation amount $25 per Trust Preferred Security) (the "Trust Preferred Securities"), which represent beneficial interests in the Trust, in a public offering (Registration Statement Nos. 333-40837 and 333-40837-01 through 03). The following exhibits, all relating to the issuance of the Trust Preferred Securities were included in the filing: a Pricing Agreement, Junior Subordinated Indenture, Specimen of the 6 7/8% Junior Subordinated Deferrable Interest Debentures, Series E, of the Company, Amended and Restated Trust Agreement, Specimens of the 6 7/8% Trust Preferred Securities, Series E, of the Trust, Guarantee Agreement, and Agreement as to Expenses and Liabilities

     On April 19, 1999, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 1999 contained in the Company's press release dated April 19, 1999.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: May 14,1999                 By:  \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT  INDEX
                                --------------


Exhibit        Description
-------        -----------



    3 (a) Amended By-Laws of The Bank of New York Company, Inc. as amended through June 9, 1998.

   12          Ratio of Earnings to Fixed Charges and Ratio of
               Earnings to Combined Fixed Charges and Distributions on Trust Preferred Securities for the Three Months Ended March 31, 1999 and 1998.

   27 Financial Data Schedule containing selected financial data at March 31, 1999.