Form 10-Q
period 1999-06-30
BANK OF NEW YORK CO INC
filed 1999-08-13
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 735,290,016 shares as of July 31, 1999

                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998                       3

          Consolidated Statements of Income
          For the Three Months and Six Months
          Ended June 30, 1999 and 1998                              4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Six
          Months Ended June 30, 1999                                5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30,
          1999 and 1998                                             6

          Notes to Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          12

PART II.  OTHER INFORMATION
--------------------------

Item 2.  Sales of Unregistered Common Stock                        23

Item 4.  Submission of Matters to Vote of Security Holders         23

Item 6.  Exhibits and Reports on Form 8-K                          23


SIGNATURE                                                          25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                 June 30,          December 31,
                                                                   1999                1998
                                                                   ----                ----
Assets
------
Cash and Due from Banks                                         $ 5,619             $ 3,999
Interest-Bearing Deposits in Banks                                4,499               4,504
Securities:
  Held-to-Maturity (fair value of $774 in 1999
    and $923 in 1998)                                               817                 964
  Available-for-Sale                                              5,205               5,451
                                                                -------             -------
    Total Securities                                              6,022               6,415
Trading Assets at Fair Value                                      1,699               1,637
Federal Funds Sold and Securities Purchased Under Resale
 Agreements                                                       2,583               3,281
Loans (less allowance for credit losses of $595 in 1999
 and $636 in 1998)                                               37,792              37,750
Premises and Equipment                                              854                 856
Due from Customers on Acceptances                                   853                 946
Accrued Interest Receivable                                         295                 355
Other Assets                                                      7,555               3,760
                                                                -------             -------
     Total Assets                                               $67,771             $63,503
                                                                =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)             $10,895             $11,480
 Interest-Bearing
   Domestic                                                      16,120              16,091
   Foreign Offices                                               20,462              17,061
                                                                -------             -------
     Total Deposits                                              47,477              44,632
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                                 3,639               1,571
Other Borrowed Funds                                              3,703               4,536
Acceptances Outstanding                                             864                 951
Accrued Taxes and Other Expenses                                  2,165               2,183
Accrued Interest Payable                                            126                 188
Other Liabilities                                                   740                 608
Long-Term Debt                                                    2,277               2,086
                                                                -------             -------
     Total Liabilities                                           60,991              56,755
                                                                -------             -------
Guaranteed Preferred Beneficial Interests in the  Company's
 Junior Subordinated Deferrable Interest Debentures               1,500               1,300
                                                                -------             -------
Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 16,887
  shares in 1999 and 22,820 shares in 1998                            1                   1
 Common Stock-par value $7.50 per share, authorized
  1,600,000,000 shares, issued 974,810,001 shares in
  1999 and 970,767,767 shares in 1998                             7,311               7,281
 Additional Capital                                                 242                 142
 Retained Earnings                                                1,744               1,318
 Accumulated Other Comprehensive Income                             217                 312
                                                                -------             -------
                                                                  9,515               9,054
 Less: Treasury Stock (212,980,823 shares in 1999
       and 197,648,459 shares in 1998), at cost                   4,222               3,593
       Loan to ESOP (1,801,003 shares in 1999
         and 1998), at cost                                          13                  13
                                                                -------             -------
     Total Shareholders' Equity                                   5,280               5,448
                                                                -------             -------
     Total Liabilities and Shareholders' Equity                 $67,771             $63,503
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

                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                       (In millions, except per share amounts)
                                    (Unaudited)

                                                                For the three       For the six
                                                                months ended        months ended
                                                                   June 30,           June 30,
                                                              1999        1998     1999      1998
                                                              ----        ----     ----      ----
Interest Income
---------------
Loans                                                        $ 659       $ 695   $1,319    $1,364
Securities
  Taxable                                                       63          72      128       146
  Exempt from Federal Income Taxes                              12          16       22        30
                                                             -----       -----   ------    ------
                                                                75          88      150       176
Deposits in Banks                                               54          40      118        83
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                        46          42       99        72
Trading Assets                                                   5           5       10         9
                                                              ----       -----    -----    ------
    Total Interest Income                                      839         870    1,696     1,704
                                                             -----       -----    -----    ------
Interest Expense
----------------
Deposits                                                       324         343      641       667
Federal Funds Purchased and  Securities Sold
 Under Repurchase Agreements                                    36          31       67        65
Other Borrowed Funds                                            28          54       75       103
Long-Term Debt                                                  35          34       70        66
                                                             -----       -----    -----    ------
    Total Interest Expense                                     423         462      853       901
                                                             -----       -----    -----    ------
Net Interest Income                                            416         408      843       803
-------------------
Provision for Credit Losses                                     15           5       30        10
                                                             -----       -----    -----    ------
Net Interest Income After Provision for
 Credit Losses                                                 401         403      813       793
                                                             -----       -----    -----    ------
Noninterest Income
------------------
Processing Fees
 Securities                                                    302         239      593       469
 Cash                                                           70          64      139       127
                                                             -----       -----    -----    ------
                                                               372         303      732       596
Trust and Investment Fees                                       60          51      118       101
Service Charges and Fees                                        91          85      176       166
Securities Gains                                                50          46      100        74
Other                                                           78          76      150       176
                                                             -----       -----    -----    ------
    Total Noninterest Income                                   651         561    1,276     1,113
                                                             -----       -----    -----    ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 311         287      622       570
Net Occupancy                                                   40          43       81        84
Furniture and Equipment                                         21          21       45        41
Other                                                          141         121      274       244
                                                             -----       -----    -----    ------
    Total Noninterest Expense                                  513         472    1,022       939
                                                             -----       -----    -----    ------
Income Before Income Taxes                                     539         492    1,067       967
Income Taxes                                                   188         172      372       344
Distribution on Trust Preferred Securities                      28          25       56        45
                                                             -----       -----    -----    ------
Net Income                                                   $ 323       $ 295    $ 639    $  578
----------                                                   =====       =====    =====    ======
Net Income Available to Common Shareholders                  $ 323       $ 295    $ 639    $  578
-------------------------------------------                  =====       =====    =====    ======

Per Common Share Data:
----------------------
   Basic Earnings                                            $0.42       $0.39    $0.84    $ 0.78
   Diluted Earnings                                           0.42        0.38     0.82      0.74
   Cash Dividends Paid                                        0.14        0.13     0.28      0.26
Diluted Shares Outstanding                                     773         783      776       782

------------------------------------------------------------------------------------------------
See accompanying Notes to Financial Statements

                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                      For the six months ended June 30, 1999
                                 (In millions)
                                  (Unaudited)

Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, June 30                                                                1
                                                                          -------

Common Stock
Balance, January 1                                                          7,281
  Issuances in Connection with Employee Benefit Plans                          30
                                                                          -------

Balance, June 30                                                            7,311
                                                                          -------

Additional Capital
Balance, January 1                                                            142
  Common Stock Issuances in Connection with Employee Benefit Plans            100
                                                                          -------

Balance, June 30                                                              242
                                                                          -------

Retained Earnings
Balance, January 1                                                          1,318
  Net Income                                                                  639
  Cash Dividends                                                             (213)
                                                                          -------

Balance, June 30                                                            1,744
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        340
      Change in Fair Value of Securities Available-for-Sale,
        Net of $29 Million in Taxes                                           (29)
      Reclassification Adjustment, Net of $36 Million in Taxes                (65)
                                                                          -------

    Balance, June 30                                                          246
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (28)
      Foreign Currency Translation Adjustment,
        Net of $1 Million in Tax Benefits                                      (1)
                                                                          -------

    Balance, June 30                                                          (29)
                                                                          -------

Less Treasury Stock
Balance, January 1                                                          3,593
  Issued                                                                      (46)
  Acquired                                                                    675
                                                                          -------

Balance, June 30                                                            4,222
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                             13
                                                                          -------

Balance, June 30                                                               13
                                                                          -------

Total Shareholders' Equity, June 30                                       $ 5,280
                                                                          =======

------------------------------------------------------------------------------------
Comprehensive Income for the three months ended June 30, 1999 and 1998 was $286 million and $316 million.
Comprehensive income for the six months ended June 30, 1999 and 1998 was $544 million and $647 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                          For the six months
                                                            Ended June 30,

                                                             1999      1998
                                                             ----      ----
Operating Activities
Net Income                                                 $  639     $  578
Adjustments to Determine Net Cash Provided (Used) by
 Operating Activities:
  Provision for Losses on Loans and Other Real Estate          30         11
  Depreciation and Amortization                               106         90
  Deferred Income Taxes                                       221        102
  Securities Gains                                           (100)       (74)
  Change in Trading Activities                               (227)       702
  Change in Accruals and Other, Net                          (182)    (1,085)
                                                           ------     ------
Net Cash Provided by Operating Activities                     487        324
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                 (118)       200
Purchases of Securities Held-to-Maturity                     (189)      (259)
Maturities of Securities Held-to-Maturity                     289        375
Purchases of Securities Available-for-Sale                 (1,178)    (1,477)
Sales of Securities Available-for-Sale                        450        745
Maturities of Securities Available-for-Sale                   236        517
Net Principal Disbursed on Loans to Customers              (3,560)    (3,190)
Sales of Loans and Other Real Estate                          107        159
Change in Federal Funds Sold and Securities
 Purchased Under Resale Agreements                            698      1,653
Purchases of Premises and Equipment                           (33)       (38)
Acquisitions, Net of Cash Acquired                            (56)      (419)
Proceeds from the Sale of Premises and Equipment                2         41
Other, Net                                                     12        (51)
                                                           ------     ------
Net Cash Provided (Used) by Investing Activities           (3,340)    (1,744)
                                                           ------     ------
Financing Activities
Change in Deposits                                          3,171      2,092
Change in Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                           2,068       (333)
Change in Other Borrowed Funds                               (381)     1,441
Proceeds from the Issuance of Trust Preferred Securities      200        300
Proceeds from the Issuance of Long-Term Debt                  206        210
Repayments of Long-Term Debt                                  (21)       (16)
Issuance of Common Stock                                      177        251
Treasury Stock Acquired                                      (675)      (759)
Cash Dividends Paid                                          (213)      (194)
                                                           ------     ------
Net Cash Provided (Used) by Financing Activities            4,532      2,992
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       (59)       (12)
                                                           ------     ------
Change in Cash and Due From Banks                           1,620      1,560
Cash and Due from Banks at Beginning of Period              3,999      5,769
                                                           ------     ------
Cash and Due from Banks at End of Period                   $5,619     $7,329
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  915     $  931
    Income Taxes                                              148        194
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         2          4

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

2. Acquisitions and Dispositions
   -----------------------------

     On July 22, 1999 the Company completed the sale of BNY Factoring LLC (Factor) to General Motors Acceptance Corporation for $1.8 billion in cash. The sale included related Canadian and UK factoring and asset-based lending operations. The Company recorded a gain in excess of $1 billion on the sale. The June 30, 1999 balance sheet includes related assets of $3.8 billion (net of a $37 million allowance for credit losses) as part of other assets that were classified as held for sale. The decision to sell the Factor was based on the Company's desire to focus on expanding its higher growth, less asset-sensitive core activities in securities servicing, cash processing, and trust and investment services.

     On March 23, 1999, the Company announced its agreement to purchase RBS Trust Bank Ltd. from the Royal Bank of Scotland plc. In addition, the Company will acquire a 30% equity ownership in RBSI Security Services (Holdings) Ltd., headquartered on the island of Jersey. The proposed transaction is subject to final regulatory approvals, which are expected in September 1999. RBS Trust Bank Ltd. has over $640 billion of assets under administration and over $11 billion in total assets as of June 30, 1999.


3. Allowance for Credit Losses
   ---------------------------

     Transactions in the allowance for credit losses are summarized as follows:
                                           Six months ended
                                                June 30,
(In millions)                            1999            1998
                                         ----            ----

Balance, Beginning of Period            $ 636           $ 641

  Charge-Offs                             (42)            (19)
  Recoveries                                8              10
                                        -----           -----
  Net Charge-Offs                         (34)             (9)

  Acquisition/(Disposition)               (37)              4
  Provision                                30              10
                                        -----           -----
 Balance, End of Period                 $ 595           $ 646
                                        =====           =====

4.  Capital Transactions
    --------------------

     The Company has completed its previously authorized 18 million share buy back. The Company has approved a new plan to buy back an additional 30 million of its common shares. As of July 31, 1999, approximately 5 million shares remain to be purchased under this new plan.

5.  New Accounting Pronouncements
    -----------------------------

     Effective January 1, 2001, a new accounting standard will require the Company to record all derivatives on the balance sheet at fair value and apply new accounting practices for hedging activities. The Company has not yet determined the impact of the new accounting standard.

6.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:


                                         Three Months Ended   Six Months Ended
                                               June 30,           June 30,
(In millions, except per share amounts)
                                            1999    1998         1999    1998
                                            ----    ----         ----    ----


Net Income                                  $323    $295         $639    $578
                                            ====    ====         ====    ====
Diluted Net Income                          $323    $295         $639    $578
                                            ====    ====         ====    ====

Basic Weighted Average
 Shares Outstanding                          761     749          763     744
Shares Issued on Conversion:
  Warrants                                     -      22            -      25
  Employee Stock Options                      12      12           13      13
                                            ----    ----         ----    ----
Diluted Weighted Average
 Shares Outstanding                          773     783          776     782
                                            ====    ====         ====    ====

Basic Earnings Per Share:                 $ 0.42  $ 0.39       $ 0.84  $ 0.78
Diluted Earnings Per Share:                 0.42    0.38         0.82    0.74


7.  Commitments and Contingent Liabilities
    --------------------------------------

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

     The Company's reported second quarter diluted earnings per share were 42 cents, up 11% from the 38 cents earned in the second quarter of 1998. Net income for the second quarter was a record $323 million, up 10% from the $295 million earned in the same period last year. Diluted earnings per share were 82 cents for the first half of 1999, up 11% from the 74 cents earned last year. Net income for the first six months was a record $639 million, an increase of 11% over last year's $578 million.

     Continued strong revenue growth in the Company's fee based businesses combined with the benefits of the ongoing emphasis on cost control and capital management produced another record performance. Substantial new business wins coupled with strong and active securities markets worldwide drove securities servicing revenues up 27% from the second quarter of 1998, matching the first quarter's superior performance. Trust and investment fees once again grew 16% led by strong investment performance, new customers, and record levels in U.S. equity markets. Overall, noninterest income contributed 61% of revenues for the quarter, demonstrating continued momentum in fee generating businesses.

     In securities servicing, all areas did well with global custody, mutual funds, securities lending, ADRs and execution services particularly strong. Domestic and global custody continued to gain market share from new business wins as assets under custody grew by 20% from a year ago reaching $5.3 trillion at quarter end. Trust and investment's results were due to strong investment performance which continues to attract new customers. Focus on cost control was evident, as noninterest expense for the quarter was flat compared with the first quarter of 1999 and the efficiency ratio improved to 49.9%. As part of its capital management program, the Company has repurchased all of the 18 million shares authorized under its buyback program. The Company has approved a new plan to buy back an additional 30 million of its common shares.

     Return on average common equity for the second quarter of 1999 was 24.82% compared with 24.03% in the second quarter of 1998. Return on average assets for the second quarter of 1999 was 1.95% compared with 1.90% in the second quarter of 1998. For the first six months of 1999, return on average common equity totaled 24.65% compared with 24.49% in 1998. Return on average assets was 1.94% for the first six months of 1999 compared with 1.91% in 1998.

     Net interest income on a taxable equivalent basis for the second quarter decreased to $427 million from $436 million in the first quarter of 1999. For the first six months of 1999, net interest income on a taxable equivalent basis was $863 million compared with $828 million in the first half of 1998.

     Fees from the Company's securities servicing businesses reached $302 million for the second quarter compared with $239 million last year. For the first six months of 1999 fees from the Company's securities servicing businesses totaled $593 million, growing by 27% compared with the corresponding period of the prior year. All areas contributed to strong internal growth of 16%.

     In cash processing, revenues from cash management were up 11% driven by continued cross selling to the Company's securities servicing customers. Fees from funds transfer grew by 10% from the previous year, the result of continued market share gains and the firming global economy. Also benefiting from the recovery in world markets were trade finance revenues which were up

8% from a year ago. Overall, cash processing fees grew by 10% reaching $70 million for the quarter.

     Trust and investment fees were $60 million for the quarter, an increase of 16% over last year driven by strong results from personal trust, personal asset management and retail investment products. Foreign exchange and other trading revenues were $46 million this quarter compared with $42 million in the second quarter last year.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 44 cents per share in the second quarter of 1999, up from 40 cents per share in the second quarter of 1998. On the same basis, tangible return on average common equity was 37.79% in 1999 compared with 37.13% in 1998; and tangible return on average assets was 2.11% in 1999 compared with 2.07% in 1998. Tangible diluted earnings per share were 87 cents per share for the first six months of 1999, compared with 79 cents per share in 1998. Tangible return on average common equity was 37.53% in the first six months of 1999 compared with 37.41% in 1998; and tangible return on average assets was 2.11% in the first six months of 1999 compared with 2.09% last year. Amortization of intangibles for the second quarter and the first six months of 1999 was $27 million and $53 million compared with $25 million and $49 million last year.

     Average diluted shares outstanding were 773 million for the quarter, down from the 779 million in the first quarter of 1999 and 783 million in the prior year period as a result of the Company's stock buyback programs.

CAPITAL

     The Company's estimated Tier 1 capital and Total capital ratios remained strong at 7.61% and 11.49% at June 30, 1999 compared with 7.84% and 11.86% at March 31, 1999, and 7.25% and 11.24% at June 30, 1998. Tangible common equity as a percent of total assets was 5.59% at June 30, 1999 compared with 5.88% at March 31, 1999 and 5.55% one year ago. The leverage ratio was 7.65% at June 30, 1999 compared with 7.69% at March 31, 1999 and 7.17% one year ago.

NET INTEREST INCOME

                             2nd         1st         2nd
                           Quarter     Quarter     Quarter        Year to Date
                           -------     -------     -------       --------------
(In millions)               1999        1999        1998        1999        1998
                            ----        ----        ----        ----        ----
Net Interest Income         $427        $436        $424        $863        $828
Net Interest Rate
 Spread                     2.18%       2.29%       2.27%       2.24%       2.25%
Net Yield on Interest-
 Earning Assets             3.07        3.18        3.28        3.13        3.30


     Net interest income on a taxable equivalent basis was $427 million in the second quarter of 1999 compared with $436 million in the first quarter of 1999 and $424 million in the second quarter of 1998. The net interest rate spread was 2.18% in the second quarter of 1999, compared with 2.29% in the first quarter of 1999 and 2.27% one year ago. The net yield on interest-earning assets was 3.07% compared with 3.18% in the first quarter of 1999 and 3.28% in last year's second quarter.

     For the first six months of 1999, net interest income on a taxable equivalent basis, amounted to $863 million compared with $828 million in the first half of 1998. The year-to-date net interest rate spread was 2.24% in 1999 compared with 2.25% in 1998, while the net yield on interest-earning assets was 3.13% in 1999 and 3.30% in 1998.

     The declines in net interest income, interest rate spread and yield from the first quarter were primarily the result of continued growth in loans that support our securities servicing activities. These loans are lower yielding and short term in nature.

     Interest income would have been increased by $4 million and $3 million for the second quarters of 1999 and 1998 and $6 million for the first six months of 1999 and 1998 if loans on nonaccrual status at June 30, 1999 and 1998 had been performing for the entire quarter.

NONINTEREST INCOME

                                          2nd      1st      2nd
                                        Quarter  Quarter  Quarter   Year-to-Date
                                        -------  -------  -------   ------------
(In millions)                            1999     1999     1998     1999    1998
                                         ----     ----     ----     ----    ----
Processing Fees
  Securities                             $302     $291     $239   $  593  $  469
  Cash                                     70       69       64      139     127
                                         ----     ----     ----   ------  ------
                                          372      360      303      732     596
Trust and Investment Fees                  60       58       51      118     101
Service Charges and Fees                   91       85       85      176     166
Foreign Exchange and
 Other Trading Activities                  46       42       42       88      88
Securities Gains                           50       50       46      100      74
Other                                      32       30       34       62      88
                                         ----     ----     ----   ------  ------
Total Noninterest Income                 $651     $625     $561   $1,276  $1,113
                                         ====     ====     ====   ======  ======

     Total noninterest income reached $651 million increasing 4% from the first quarter of 1999 and 16% from the prior year period. Securities servicing fees grew 4% on a linked quarter basis reaching $302 million and 27% from a year ago. Fees from trust and investment were up $2 million from the first quarter reaching $60 million, and $9 million or 16% from the second quarter of 1998. Service charges and fees benefited from improved capital markets activity and rose 7% from the first quarter and the prior year period reaching $91 million. Securities gains of $50 million were level with the first quarter of 1999 and up slightly from the $46 million in the second quarter of 1998.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 1999 are as follows:

                                                            2nd Quarter 1999
                                    June 30, 1999               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                  $28,968  $    8    $    -     $    9    $    -
 Swaps                        62,382     633       495        679       606
 Written Options              67,854       -       601          -       524
 Purchased Options            32,032      66         -         73         -
Foreign Exchange Contracts:
 Written Options              41,101       -       224          -       201
 Purchased Options            44,305     242         -        209         -
 Commitments to Purchase
  and Sell Foreign Exchange   53,971     453       417        494       460
Securities                               297       274        881       169
                                      ------    ------     ------    ------
Total Trading Account                 $1,699    $2,011     $2,345    $1,960
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


(In millions)               2nd Quarter 1999               Year-to-date 1999
                       -------------------------       -------------------------
Market Risk            Average  Minimum  Maximum       Average  Minimum  Maximum  06/30/99
-----------            -------  -------  -------       -------  -------  -------  --------
Interest Rate          $  4.7    $ 3.3    $ 7.1         $ 4.8    $ 2.1    $10.9     $ 4.5
Foreign Exchange          1.4      0.7      3.5           1.5      0.7      4.0       1.1
Overall Portfolio         6.1      4.5      8.7           6.3      3.7     12.1       5.6

(In millions)               2nd Quarter 1998               Year-to-date 1998
                       -------------------------       -------------------------
Market Risk            Average  Minimum  Maximum       Average  Minimum  Maximum  06/30/98
-----------            -------  -------  -------       -------  -------  -------  --------
Interest Rate          $  4.5    $ 2.1    $ 7.0         $ 4.8    $ 2.1    $ 7.0     $ 3.9
Foreign Exchange          2.1      0.8      3.5           2.2      0.8      4.0       1.4
Overall Portfolio         6.6      4.0      9.0           7.0      4.0      9.7       5.3


NONINTEREST EXPENSE AND INCOME TAXES

     Continued adherence to expense control resulted in total noninterest expense for the quarter of $513 million, compared with $509 million in the first quarter of 1999. The increase of 9% from $472 million in the same period last year was principally due to acquisitions. Noninterest expense for the second quarter included $5 million related to making computer systems Year 2000 compliant compared with $8 million in the prior year. For the first six months of 1999, Year 2000 expenses were $11 million compared with $16 million for the first six months of 1998.

     The efficiency ratio for the second quarter of 1999 was 49.9% compared with 50.3% in both the first quarter of 1999 and the second quarter of 1998. For the first half of 1999, the efficiency ratio was 50.1% compared with 50.2% last year.

     The effective tax rate for the second quarter and the first six months of 1999 was 34.9% in both periods compared with 35.0% and 35.6% last year.

NONPERFORMING ASSETS

                                                                   Change
                                                                 6/30/99 vs.
(Dollars in millions)                 6/30/99       3/31/99        3/31/99
                                     --------      --------       --------
Loans:
     Commercial Real Estate           $   1         $   4          $  (3)
     Other Commercial                   103           103              -
     Foreign                             68            66              2
     Regional Commercial                 33            35             (2)
                                      -----         -----          -----
  Total Loans                           205           208             (3)
Other Real Estate                        15            14              1
                                      -----         -----          -----
  Total                               $ 220         $ 222           $ (2)
                                      =====         =====          =====

Nonperforming Assets Ratio              0.6%          0.5%
Allowance/Nonperforming Loans         290.2         303.6
Allowance/Nonperforming Assets        271.0         284.3


     The June 30, 1999 nonperforming assets exclude $21 million classified as assets held for sale related to the BNY Financial Corporation transaction.

     At June 30, 1999, impaired loans (nonaccrual loans over $1 million) aggregated $173 million, of which $148 million exceeded their fair value by $72 million. Impaired loans at June 30, 1998, totaled $141 million, of which $105 million exceeded their fair value by $38 million. For the second quarters of 1999 and 1998, the average amounts of impaired loans were $174 million and $146 million. Interest income (cash received) of $60 thousand was received on the impaired loans in the second quarter of 1999, while $436 thousand was received during the second quarter of 1998.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

                                  2nd          1st          2nd
                                Quarter      Quarter      Quarter    Year-to-date
                                -------      -------      -------   -------------
(In millions)                     1999         1999        1998     1999     1998
                                  ----         ----        ----     ----     ----
Provision                         $ 15         $ 15        $  5     $ 30     $ 10
                                  ====         ====        ====     ====     ====
Net(Charge-offs)Recoveries:
  Commercial Real Estate             1           (2)          1       (1)       2
  Other Commercial                 (13)          (7)         (3)     (20)      (6)
  Consumer                          (1)          (1)         (1)      (2)      (2)
  Foreign                           (2)          (9)          -      (11)      (1)
  Other                              -            -          (1)       -       (2)
                                  ----         ----        ----     ----     ----
     Total                        $(15)        $(19)       $ (4)     (34)      (9)
                                  ====         ====        ====     ====     ====

Other Real Estate Expenses        $  -         $  -        $  -     $  -     $  1


     The allowance for credit losses was $595 million, or 1.55% of loans at June 30, 1999 compared with $632 million, or 1.59% of loans at March 31, 1999 and $646 million, or 1.65% of loans at June 30, 1998. The ratio of the allowance to nonperforming assets was 271.0% at June 30, 1999 compared with 284.3% at March 31, 1999 and 324.9% at June 30, 1998.

     Based on an evaluation of individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                         6/30/99     3/31/99   12/31/98
                                         -------    --------   --------

Real Estate                                    4%          2%         3%
Domestic Commercial and Industrial            80          82         74
Consumer                                       -           -          1
Foreign                                       13          13         11
Unallocated                                    3           3         11
                                             ---         ---        ---
                                             100%        100%       100%

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss. The increase in the allowance allocated to domestic commercial and industrial loans in 1999 reflects the increase in nonperforming loans in 1999 and other economic factors.

     The discussion below contains certain forward looking statements. These statements are qualified by the discussion of "Forward Looking Statements" on page 20.

     The Company continues to emphasize growth in its fee based businesses and regularly reviews its credit portfolio, to reduce its exposure to potential credit losses and to ensure that its relationships justify the risks associated with credit extension. During the third quarter, the Company has been reviewing its portfolio to determine the need to accelerate the disposition of some of its loans. Depending on the results of this review the Company may record a liquidity charge to noninterest income, an increase in its provision and charge-offs and a related decrease in nonperforming loans in the third quarter of 1999. The ultimate size of the accelerated disposition program is dependent on economic, credit, and business events in the third quarter.

SEGMENT PROFITABILITY

Segment Data

     Effective January 1, 1999, the Company adopted a new accounting pronouncement requiring disclosure about the Company's segments based on a management approach. The Company has an internal information system that produces performance data for its four segments along product and service lines.

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

     The Company's segment data has been determined on an internal management basis of accounting, other than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed to ensure that reported results of the segments track their economic performance. Segment results are subject to restatement when improvements are made in the measurement principles or organizational changes are made. In 1999, net interest income for the Corporate Banking and Financial Markets segments has been restated to reflect adjustments to deposit balances allocated to these sectors.

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

     The segments contributed to the Company's profitability as follows:


In Millions             Trust, and
                        Securities
For the Quarter Ended   and Cash    Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 1999           Processing  Banking     Banking  Markets    Items*       Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income     $  100      $   167     $  120   $    23    $    6       $   416
Provision for
  Credit Losses              -           32          -        (2)      (15)           15
Noninterest Income         465           92         23        60        11           651
Noninterest Expense        278           79         72        18        66           513
                        ------      -------     ------   -------    ------       -------
Income Before Taxes     $  287      $   148     $   71   $    67    $  (34)      $   539
                        ======      =======     ======   =======    ======       =======

Average Assets          $5,315      $34,847     $3,962   $20,822    $1,591       $66,537
                        ======      =======     ======   =======    ======       =======

In Millions             Trust, and
                        Securities
For the Quarter Ended   and Cash    Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 1998           Processing  Banking     Banking  Markets    Items*       Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income     $  110      $   150     $  129   $    20    $   (1)      $   408
Provision for
  Credit Losses              -           28          6         -       (29)            5
Noninterest Income         377           87         20        63        14           561
Noninterest Expense        249           67         73        14        69           472
                        ------      -------     ------   -------    ------       -------
Income Before Taxes     $  238      $   142     $   70   $    69    $  (27)      $   492
                        ======      =======     ======   =======    ======       =======

Average Assets          $5,723      $33,774     $4,727   $16,490    $1,520       $62,234
                        ======      =======     ======   =======    ======       =======




In Millions             Trust, and
                        Securities
For the Half Ended      and Cash     Corporate  Retail   Financial  Reconciling  Consolidated
June 30, 1999           Processing   Banking    Banking  Markets    Items*       Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income     $  206       $   336    $  234   $    52    $   15       $   843
Provision for
  Credit Losses              -            61         2        (2)      (31)           30
Noninterest Income         912           178        44       109        33         1,276
Noninterest Expense        566           144       147        35       130         1,022
                        ------       -------    ------   -------    ------       -------
Income Before Taxes     $  552       $   309    $  129   $   128    $  (51)      $ 1,067
                        ======       =======    ======   =======    ======       =======

Average Assets          $6,355       $33,090    $4,246   $21,004    $1,580       $66,275
                        ======       =======    ======   =======    ======       =======



In Millions             Trust, and
                        Securities
For the Half Ended      and Cash     Corporate  Retail   Financial  Reconciling  Consolidated
June 30, 1998           Processing   Banking    Banking  Markets    Items*       Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income     $  197       $   314    $  255   $    40    $   (3)      $   803
Provision for
  Credit Losses              -            56         7         -       (53)           10
Noninterest Income         751           161        39       120        42         1,113
Noninterest Expense        489           130       152        32       136           939
                        ------       -------    ------   -------    ------       -------
Income Before Taxes     $  459       $   289    $  135   $   128    $  (44)      $   967
                        ======       =======    ======   =======    ======       =======

Average Assets          $5,676       $32,697    $4,727   $16,322    $1,504       $60,926
                        ======       =======    ======   =======    ======       =======


* - Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest income primarily relate to the sale of a building in 1998. Reconciling items for noninterest expense include $27 million and $53 million of goodwill amortization for the second quarter and year-to-date for 1999 and $25 million and $49 million of goodwill amortization for the second quarter and year-to-date for 1998, Year 2000 expenses, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

Segment Highlights

Trust, and Securities and Cash Processing
-----------------------------------------

     In the Trust, and Securities and Cash Processing segment, noninterest income in the second quarter of 1999 increased to $465 million from $377 million in the second quarter of 1998. All of the Company's businesses have shown strong internal growth with global custody, mutual funds, securities lending, ADRs, and execution services performing particularly well. Strong internal growth across all areas reached 16%, with remaining growth coming from acquisitions. Domestic and global custody continued to gain market share from new business wins as assets under custody grew by 20% from a year ago reaching $5.3 trillion at quarter end. Securities servicing fees increased to $302 million as compared with $239 million in the second quarter of 1998. Fee revenues from issuer services grew to $116 million in the second quarter of 1999, up from $98 million in the prior year's period. Investment company services increased to $99 million in the second quarter of 1999, as compared to $80 million in the second quarter of 1998. Broker/dealer services in the second quarter of 1999 were $87 million, up from $60 million last year.

     Fees from cash processing in the second quarter of 1999 increased to $70 million from $64 million in last year's second quarter. Revenues from cash management were up 11% driven by continued cross selling to the Company's securities servicing customers. Trade finance revenues were up 8% from a year ago as recovery in world markets continues. Fees from funds transfer grew by 10% from the previous year, the result of continued markets share gains and the firming global economy. Fees from trust and investment management grew to $60 million in the second quarter of 1999, as compared to $51 million in the second quarter of 1998, driven by strong results from personal trust, personal asset management and retail investment products.

     Net charge-offs in the Trust, and Securities and Cash Processing segment were zero in the second quarters of 1999 and 1998. The rise in noninterest expense is consistent with the increase in growth as well as the added salary and other expenses from acquisitions.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $167 million in the second quarter of 1999, an 11% increase from last year's $150 million. In the second quarter of 1999, average loans outstanding in the Corporate Banking segment increased 4% from the second quarter of last year.

     The second quarter of 1999 provision for credit losses was $32 million compared with $28 million last year. Net charge-offs in the Corporate Banking segment were $16 million and $3 million in the second quarters of 1999 and 1998. The 6% increase in noninterest income to $92 million in the current quarter reflects higher revenues associated with capital markets activities, offset by lower asset based lending revenue and lower income from the Company's offshore banking subsidiaries. Noninterest expense increased to $79 million from $67 million.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the second quarter of 1999 was $120 million as compared with $129 million in the second quarter of 1998. Net interest income in the branch banking network has been negatively impacted by the decline in the value of noninterest bearing sources of funds in a declining rate environment. Noninterest income increased in this same period to $23 million from $20 million. Noninterest expense in the second quarter of 1999 was $72 million as compared with $73 in the previous year's period. Net charge-offs were $1 million in both the second quarter of 1999 and 1998.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter increased to $23 million from 1998's $20 million primarily due to increased leasing activities. Noninterest income decreased to $60 million in the second quarter of 1999 from $63 million in the second quarter of 1998, a 5% decrease reflecting decreases in foreign exchange and other trading revenue. Net recoveries were $2 million in the second quarters of 1999 and zero in the second quarter of 1998.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 information in this document is provided without warranty or guarantee of any kind, and is not intended to supplement or amend any agreements between the Company and its customers or suppliers. The Company does not warrant or represent that its computer systems or those of its suppliers or business partners are or will be Year 2000 compliant. The Year 2000 information in this letter is subject to the Year 2000 Information and Readiness Disclosure Act, and supersedes any previous information provided by the Company concerning its Year 2000 efforts.

     The Company's Year 2000 compliance program consists of updating major Company-owned application systems, business-area supported systems, and the Company's proprietary customer software and evaluating the Year 2000 compliance efforts of vendors of major vendor-supplied systems. The Company's compliance efforts have also considered the Year 2000 readiness of its global sub-custodians, major service providers, correspondents, business partners, and borrowers. The current focus is to monitor continued preparedness and contingency planning. While contingency planning has been defined as part of the Year 2000 compliance program, all new measures have been incorporated into the Bank's existing Business Continuity Plans.

     The Company divided its major proprietary applications systems into three business line groups. The applications in each group were subjected to a phased process of assessment, renovation, certification testing, and implementation. All critical systems have completed all phases. A program is in place to continue to monitor critical systems to prevent Y2K problems from being reintroduced. Major business-line products have been made available in isolated future-dated environments for selected customers to test their interfaces and to assure themselves of the Company's compliance. The Company is satisfied with the results of testing with customers and agencies. Continued participation at the request of the agencies and customers will continue as required.

     Remediation of the Company's proprietary customer software has been completed. Installation on client desktop computers is substantially complete. Customers have been advised of their obligation to assure that their environments are compliant in order for the Company's software to function correctly during and after the century date change.

     The Company has substantially completed an evaluation of its significant business partners, including other financial service providers, correspondents, counterparties, sub-custodians, vendors and settlement agencies, for the purpose of assessing their Year 2000 compliance. The Company is currently satisfied with the information it has received concerning the progress and Year 2000 readiness programs of each significant third party.
The Company will continue to monitor the readiness and progress of these parties throughout 1999. The Company intends to replace service providers that are seen as not managing the Year 2000 issue adequately.

     The Company considers Year 2000 readiness in its credit decisions and factors this into borrower ratings. Based on a review of significant obligors, the Company believes that exposure to obligor Year 2000 problems does not present a material risk to the Company.

     The Company's personal computers considered to be critical to the Company's operations have been upgraded. Upgrading of physical facilities that is considered critical to the Company's operations to Year 2000 readiness are expected to be completed by the end of September 1999.

     The Company's contingency plans relating to Year 2000 issues include the identification and assessment of the impact of various worst case scenarios on the critical operational components for each of the Company's business units. The Company has reviewed the applicability of its current contingency plans, which include creation of an information center, establishment of special rapid response technology teams, scheduling availability of key personnel, testing and simulation activities, offsite data center facilities, and emergency backup power. These plans, with minor modification have been determined to be adequate to mitigate Year 2000 related risks. The information center, which has been established as a repository and focus for analysis of information, will publish the status of the organization internally and externally during critical periods. It is also authorized to requisition and deploy resources as needed to address unanticipated situations.

     Overall the Company's Year 2000 compliance program is on or ahead of schedule to meet the needs of its customers and compliance deadlines defined by its regulators. The estimated cost of the Year 2000 project is approximately $82 million. In the first half of 1999 the Company spent $11 million on making computer systems Year 2000 compliant. Total expenses since 1997 have been $62 million.

     A material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such problems could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers, customers and other business partners, as well as entities with which the Company does not have direct business relations, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 compliance program is intended to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material business partners. The Company believes that, with completion of its Year 2000-compliance program as scheduled, the possibility of significant interruptions of normal operations should be reduced. However, because of the unprecedented nature of this issue, there can be no certainty as to its impact.

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

FORWARD LOOKING STATEMENTS

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. Any such forward looking statements could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including future changes in interest rates, general credit quality, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, credit, market and operating risk, and loan demand. In addition, the Company's future results of operations and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q involve a number of risks and uncertainties, including risks relating to Year 2000 and the introduction of the Euro (in particular, the Year 2000 readiness of third parties with which the Company does business). As a result of variations in such factors, actual results may differ materially from any forward looking statements. Some of these factors are described below. The Company disclaims any obligation to update forward looking statements.

Government Monetary Policies

     The Federal Reserve Board has the primary responsibility for monetary policy; accordingly, its actions have an important influence on the demand for credit and investments and the level of interest rates and thus on the earnings of the Company.

Legislation and Regulation

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Such changes could, among other things, increase the Company's overhead and capital costs or reduce fees charged by the Company, increase competition for banks, or provide for further integration of the financial services industry. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries, however, cannot be determined at this time.

Competition

     The businesses in which the Company operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

     In addition to other commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For personal and corporate trust services and investment counseling services, insurance companies, investment counseling firms, and other business firms and individuals offer active competition. A wide variety of domestic and foreign companies compete for processing services.

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the three months               For the three months
                                            ended June 30, 1999                ended June 30, 1998
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,024       $  54      4.31%     $ 3,150      $   40      5.12%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       3,949          46      4.66        3,165          42      5.33
Loans
 Domestic Offices                       20,704         362      7.02       19,753         384      7.80
 Foreign Offices                        19,310         297      6.16       18,219         312      6.86
                                       -------       -----                -------       -----
   Total Loans                          40,014         659      6.60       37,972         696      7.35
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             2,512          36      5.82        3,307          48      5.81
 U.S. Government Agency Obligations        875          14      6.40          557           9      6.50
 Obligations of States and
  Political Subdivisions                   580          11      7.90          656          14      8.23
 Other Securities, including
  Trading Securities                     2,740          30      4.31        3,085          37      4.86
                                       -------       -----                -------       -----
   Total Securities                      6,707          91      5.46        7,605         108      5.68
                                       -------       -----                -------       -----
Total Interest-Earning Assets           55,694         850      6.12%      51,892         886      6.85%
                                                     -----                              -----
Allowance for Credit Losses               (630)                              (598)
Cash and Due from Banks                  3,075                              3,529
Other Assets                             8,398                              7,411
                                       -------                            -------
   TOTAL ASSETS                        $66,537                            $62,234
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 5,195          54      4.13%     $ 4,991          59      4.77%
 Savings                                 7,821          43      2.22        7,751          48      2.50
 Certificates of Deposit
  $100,000 & Over                          591           7      4.75          734          10      5.48
 Other Time Deposits                     2,123          22      4.25        2,293          28      4.86
 Foreign Offices                        19,652         198      4.04       15,864         198      4.98
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       35,382         324      3.67       31,633         343      4.34
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              3,370          36      4.26        2,760          31      4.56
Other Borrowed Funds                     2,153          28      5.25        4,053          54      5.36
Long-Term Debt                           2,233          35      6.30        1,964          34      6.83
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    43,138         423      3.94%      40,410         462      4.58%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,640                             10,227
Other Liabilities                        6,044                              5,379
Minority Interest-Preferred Securities   1,500                              1,300
Preferred Stock                              -                                  1
Common Shareholders' Equity              5,215                              4,917
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $66,537                            $62,234
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 427      2.18%                   $ 424      2.27%
                                                     =====      ====                    =====      ====
Net Yield on Interest-Earning Assets                            3.07%                              3.28%
                                                                ====                               ====

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the six months               For the six months
                                            ended June 30, 1999              ended June 30, 1998
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,158       $ 118      4.61%     $ 3,002      $   83      5.56%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       4,229          99      4.71        2,743          72      5.29
Loans
 Domestic Offices                       20,263         724      7.21       19,389         755      7.86
 Foreign Offices                        19,407         596      6.19       17,923         611      6.87
                                       -------       -----                -------       -----
   Total Loans                          39,670       1,320      6.71       37,312       1,366      7.38
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             2,552          73      5.77        3,365          97      5.78
 U.S. Government Agency Obligations        866          28      6.36          584          19      6.47
 Obligations of States and
  Political Subdivisions                   603          23      7.80          660          27      8.23
 Other Securities, including
  Trading Securities                     2,538          55      4.37        2,907          65      4.53
                                       -------       -----                -------       -----
   Total Securities                      6,559         179      5.51        7,516         208      5.58
                                       -------       -----                -------       -----
Total Interest-Earning Assets           55,616       1,716      6.22%      50,573       1,729      6.89%
                                                     -----                              -----
Allowance for Credit Losses               (633)                              (621)
Cash and Due from Banks                  3,075                              3,535
Other Assets                             8,217                              7,439
                                       -------                            -------
   TOTAL ASSETS                        $66,275                            $60,926
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 5,186         106      4.12%     $ 4,857         114      4.73%
 Savings                                 7,808          86      2.21        7,712          97      2.54
 Certificates of Deposit
  $100,000 & Over                          624          15      4.84          701          19      5.50
 Other Time Deposits                     2,188          47      4.34        2,301          55      4.86
 Foreign Offices                        19,127         387      4.08       15,112         382      5.10
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       34,933         641      3.70       30,683         667      4.39
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              3,181          67      4.24        2,856          65      4.60
Other Borrowed Funds                     2,886          75      5.29        3,717         103      5.56
Long-Term Debt                           2,180          70      6.41        1,902          66      6.88
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    43,180         853      3.98%      39,158         901      4.64%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,532                             10,124
Other Liabilities                        5,863                              5,718
Minority Interest-Preferred Securities   1,473                              1,164
Preferred Stock                              -                                  1
Common Shareholders' Equity              5,227                              4,761
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $66,275                            $60,926
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 863      2.24%                   $ 828      2.25%
                                                     =====      ====                    =====      ====
Net Yield on Interest-Earning Assets                            3.13%                              3.30%
                                                                ====                               ====

PART II.  OTHER INFORMATION

Item 2.  Sales of Unregistered Common Stock
-------------------------------------------

     During the second quarter of 1999, shares of the Company's common stock were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. 14,400 shares of common stock were issued to serving non-employee directors as part of their annual retainer on June 15, 1999.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     The Company held its annual meeting on May 11, 1999 at The Bank of New York at 101 Barclay St. in New York, New York. The following matters were submitted to a vote of the shareholders:

     -- election of fifteen director nominees to new one-year terms was approved with no nominee receiving less than 585.1 million votes;

     -- appointment of Ernst & Young LLP as the Company's independent public accountants for 1999 was ratified by a vote of 662.2 affirmative to 1.1 million negative;

     -- proposal to re-approve current performance goal standards under, and approve amendment to, the 1994 Management Incentive Compensation Plan was approved by a vote of 639.6 million affirmative to 21.1 million negative;

     -- proposal that cumulative voting rights be accorded to shareholders was defeated by a vote of 150.6 million affirmative to 348.9 negative; and

     -- proposal that the Company affirm its political non-partisanship was defeated by a vote of 25.1 million affirmative to 500.1 million votes negative.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on Trust Preferred Securities and for the Three and Six Months Ended
     June 30, 1999 and 1998.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at June 30, 1999 and for the Six Months Ended June 30, 1999

(b)  The Company filed the following reports on Form 8-K since March 31, 1999:

     On June 8, 1999, the Company filed a Form 8-K Current Report (Items 5 and
7), which report included the press release announcing the sale of the Company's Factoring and Asset-Based Lending Business to GMAC for $1.8 billion and a new stock buyback program.

      On July 19, 1999, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 1999 contained in the Company's press release dated July 19, 1999.

     On July 30, 1999, the Company filed a Form 8-K Current Report (Items 5 and 7) related to the issuance by the Company of $895,000,00 of its Senior Subordinated Medium-Term Notes, Series D and Senior Medium-Term Notes, Series C (collectively, the "Notes"), issuable under an Indenture, dated as of October 1, 1993 between the Company and Chase Manhattan Trust Company National Association (the "Senior Subordinated Indenture") and an Indenture, dated as of July 18, 1991 between the Company and Bankers Trust Company, respectively (the "Senior Indenture" and together with the Senior Subordinated Indenture, the "Indentures"). The exhibits filed in connection with the Registration Statements on Form S-3 (File Nos. 33-61957, 333-70187, and 333-70187-01
through 04) consist of the Distribution Agreement, the Forms of Notes, Officers' Certificates pursuant to Section 301 of the Indentures, and the opinion of counsel as to the legality of the Notes.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: August 13, 1999             By:  \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT  INDEX
                                --------------


Exhibit        Description
-------        -----------



   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on Trust Preferred Securities for the Three and Six Months Ended June 30, 1999 and 1998.

   27 Financial Data Schedule containing selected financial data at June 30, 1999 and for the Six Months Ended
               June 30, 1998