Form 10-Q
period 1999-09-30
BANK OF NEW YORK CO INC
filed 1999-11-15
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 736,398,203 shares as of October 31, 1999

                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 1999 and December 31, 1998                  3

          Consolidated Statements of Income
          For the Three Months and Nine Months
          Ended September 30, 1999 and 1998                         4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Nine
          Months Ended September 30, 1999                           5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30,
          1999 and 1998                                             6

          Notes to Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          12

PART II.  OTHER INFORMATION
--------------------------

Item 2.  Sales of Unregistered Common Stock                        24

Item 6.  Exhibits and Reports on Form 8-K                          24


SIGNATURE                                                          25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                          September 30,       December 31,
                                                              1999                1998
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 6,430             $ 3,999
Interest-Bearing Deposits in Banks                           4,543               4,504
Securities:
  Held-to-Maturity (fair value of $806 in 1999
    and $923 in 1998)                                          844                 964
  Available-for-Sale                                         5,048               5,451
                                                           -------             -------
    Total Securities                                         5,892               6,415
Trading Assets at Fair Value                                 1,806               1,637
Federal Funds Sold and Securities Purchased Under Resale
 Agreements                                                  1,614               3,281
Loans (less allowance for credit losses of $594 in 1999
 and $636 in 1998)                                          37,163              37,750
Premises and Equipment                                         848                 856
Due from Customers on Acceptances                              399                 946
Accrued Interest Receivable                                    284                 355
Other Assets                                                 4,179               3,760
                                                           -------             -------
     Total Assets                                          $63,158             $63,503
                                                           =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $11,608             $11,480
 Interest-Bearing
   Domestic Offices                                         14,858              16,091
   Foreign Offices                                          18,329              17,061
                                                           -------             -------
     Total Deposits                                         44,795              44,632
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                            2,055               1,571
Other Borrowed Funds                                         3,834               4,536
Acceptances Outstanding                                        401                 951
Accrued Taxes and Other Expenses                             2,711               2,183
Accrued Interest Payable                                       116                 188
Other Liabilities                                              434                 608
Long-Term Debt                                               2,416               2,086
                                                           -------             -------
     Total Liabilities                                      56,762              56,755
                                                           -------             -------
Guaranteed Preferred Beneficial Interests in the
 Company's Junior Subordinated Deferrable Interest
 Debentures                                                  1,500               1,300
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $25.00 per share,
  authorized 5,000,000 shares, outstanding 16,887 shares
  in 1999 and 22,820 shares in 1998                              1                   1
 Common Stock-par value $7.50 per share,
  authorized 1,600,000,000 shares, issued 975,695,998
  shares in 1999 and 970,767,767 shares in 1998              7,318               7,281
 Additional Capital                                            265                 142
 Retained Earnings                                           2,411               1,318
 Accumulated Other Comprehensive Income                         63                 312
                                                           -------             -------
                                                            10,058               9,054
 Less: Treasury Stock (238,009,759 shares in 1999
        and 197,648,459 shares in 1998), at cost             5,149               3,593
       Loan to ESOP (1,801,003 shares in 1999
        and 1998), at cost                                      13                  13
                                                           -------             -------
     Total Shareholders' Equity                              4,896               5,448
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $63,158             $63,503
                                                           =======             =======

----------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.

                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                   (Dollars in millions, except per share amounts)
                                    (Unaudited)

                                                                For the three       For the nine
                                                                months ended        months ended
                                                                September 30,       September 30,

                                                              1999      1998       1999      1998
                                                              ----      ----       ----      ----
Interest Income
---------------
Loans                                                       $  643     $ 708     $1,962    $2,073
Securities
  Taxable                                                       63        64        190       209
  Exempt from Federal Income Taxes                              13        16         36        46
                                                            ------     -----     ------    ------
                                                                76        80        226       255
Deposits in Banks                                               62        44        180       127
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                        49        68        147       140
Trading Assets                                                   4         6         15        15
                                                            ------      -----    ------    ------
    Total Interest Income                                      834       906      2,530     2,610
                                                            ------      -----    ------    ------
Interest Expense
----------------
Deposits                                                       320       367        961     1,034
Federal Funds Purchased and Securities Sold
 Under Repurchase Agreements                                    32        38         99       104
Other Borrowed Funds                                            27        52        102       154
Long-Term Debt                                                  38        34        108       100
                                                            ------     -----     ------    ------
    Total Interest Expense                                     417       491      1,270     1,392
                                                            ------     -----     ------    ------
Net Interest Income                                            417       415      1,260     1,218
-------------------
Provision for Credit Losses                                     90         5        120        15
                                                            ------     -----     ------    ------
Net Interest Income After Provision for
 Credit Losses                                                 327       410      1,140     1,203
                                                            ------     -----     ------    ------
Noninterest Income
------------------
Processing Fees
 Securities                                                    311       258        904       726
 Cash                                                           69        66        208       193
                                                            ------     -----     ------    ------
                                                               380       324      1,112       919
Trust and Investment Fees                                       61        53        179       154
Service Charges and Fees                                        77        81        252       248
Securities Gains                                                50        51        149       125
Other                                                          963        63      1,115       239
                                                            ------     -----     ------    ------
    Total Noninterest Income                                 1,531       572      2,807     1,685
                                                            ------     -----     ------    ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 300       294        922       863
Net Occupancy                                                   41        41        122       126
Furniture and Equipment                                         25        22         69        63
Other                                                          149       124        424       368
                                                            ------     -----     ------    ------
    Total Noninterest Expense                                  515       481      1,537     1,420
                                                            ------     -----     ------    ------
Income Before Income Taxes                                   1,343       501      2,410     1,468
Income Taxes                                                   542       175        915       519
Distribution on Trust Preferred Securities                      28        25         84        70
                                                            ------     -----     ------    ------
Net Income                                                  $  773     $ 301     $1,411    $  879
----------                                                  ======     =====     ======    ======
Net Income Available to Common Shareholders                 $  773     $ 301     $1,411    $  879
-------------------------------------------                 ======     =====     ======    ======

Per Common Share Data:
----------------------
   Basic Earnings                                           $ 1.04     $0.40     $ 1.87    $ 1.18
   Diluted Earnings                                           1.02      0.39       1.84      1.13
   Cash Dividends Paid                                        0.14      0.14       0.42      0.40
Diluted Shares Outstanding                                     754       779        769       781

------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                      For the nine months ended September 30, 1999
                            (In millions of Dollars)
                                  (Unaudited)


Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, September 30                                                           1
                                                                          -------

Common Stock
Balance, January 1                                                          7,281
  Issuances in Connection with Employee Benefit Plans                          37
                                                                          -------

Balance, September 30                                                       7,318
                                                                          -------

Additional Capital
Balance, January 1                                                            142
  Common Stock Issuances in Connection with Employee Benefit Plans            123
                                                                          -------

Balance, September 30                                                         265
                                                                          -------

Retained Earnings
Balance, January 1                                                          1,318
  Net Income                                                                1,411
  Cash Dividends                                                             (318)
                                                                          -------

Balance, September 30                                                       2,411
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        340
      Change in Fair Value of Securities Available-for-Sale,
        Net of $107 Million in Taxes                                         (163)
      Reclassification Adjustment, Net of $46 Million in Taxes                (85)
                                                                          -------

    Balance, September 30                                                      92
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (28)
      Foreign Currency Translation Adjustment,
        Net of $1 Million in Tax Benefits                                      (1)
                                                                          -------

    Balance, September 30                                                     (29)
                                                                          -------

Less Treasury Stock
Balance, January 1                                                          3,593
  Issued                                                                      (59)
  Acquired                                                                  1,615
                                                                          -------

Balance, September 30                                                       5,149
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                             13
                                                                          -------

Balance, September 30                                                          13
                                                                          -------

Total Shareholders' Equity, September 30                                  $ 4,896
                                                                          =======

------------------------------------------------------------------------------------
Comprehensive Income for the three months ended September 30, 1999 and 1998 was $618 million and $167 million.
Comprehensive income for the nine months ended September 30, 1999 and 1998 was $1,162 million and $814 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                          For the nine months
                                                          Ended September 30,

                                                             1999       1998
                                                             ----      ----
Operating Activities
Net Income                                                 $1,411     $  879
Adjustments to Determine Net Cash Provided (Used) by
 Operating Activities:
  Provision for Losses on Loans and Other Real Estate         120         16
  Liquidity Charge on Loans Available-for-Sale                124          -
  Gain on the Sale of BNYFC                                (1,020)         -
  Depreciation and Amortization                               156        138
  Deferred Income Taxes                                       305        209
  Securities Gains                                           (149)      (125)
  Change in Trading Activities                               (817)       103
  Change in Accruals and Other, Net                          (469)      (995)
                                                           ------     ------
Net Cash (Used) Provided by Operating Activities             (339)       225
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                 (104)      (456)
Purchases of Securities Held-to-Maturity                     (303)      (505)
Maturities of Securities Held-to-Maturity                     369        637
Purchases of Securities Available-for-Sale                 (1,875)    (1,885)
Sales of Securities Available-for-Sale                        476      1,704
Maturities of Securities Available-for-Sale                   837        731
Net Principal Disbursed on Loans to Customers              (2,808)    (2,645)
Sales of Loans and Other Real Estate                          230        204
Change in Federal Funds Sold and Securities
 Purchased Under Resale Agreements                          1,666      1,677
Purchases of Premises and Equipment                           (58)       (66)
Acquisitions, Net of Cash Acquired                            (71)      (445)
Disposition, Net of Cash Included                           4,867          -
Proceeds from the Sale of Premises and Equipment               10         48
Other, Net                                                    138        (80)
                                                           ------     ------
Net Cash Provided (Used) by Investing Activities            3,374     (1,081)
                                                           ------     ------
Financing Activities
Change in Deposits                                            291      3,035
Change in Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                             484       (522)
Change in Other Borrowed Funds                               (145)       554
Proceeds from the Issuance of Trust Preferred Securities      200        300
Proceeds from the Issuance of Long-Term Debt                  343        270
Repayments of Long-Term Debt                                  (21)       (34)
Issuance of Common Stock                                      219        399
Treasury Stock Acquired                                    (1,615)      (904)
Cash Dividends Paid                                          (318)      (298)
                                                           ------     ------
Net Cash (Used) Provided by Financing Activities             (562)     2,800
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       (42)       (20)
                                                           ------     ------
Change in Cash and Due From Banks                           2,431      1,924
Cash and Due from Banks at Beginning of Period              3,999      5,769
                                                           ------     ------
Cash and Due from Banks at End of Period                   $6,430     $7,693
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $1,342      1,401
    Income Taxes                                              169        229
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         4          7

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

2. Acquisitions and Dispositions
   -----------------------------

     On July 22, 1999, the Company completed the sale of BNY Financial Corporation ("BNYFC") to General Motors Acceptance Corporation. Net income for the third quarter and year-to-date periods included a pre-tax gain of $1,020 million ($573 million after-tax) or 75 cents per share from the sale.

     On October 31, 1999, the Company completed the acquisition of RBS Trust Bank Limited from the Royal Bank of Scotland plc ("RBS"). On the date of acquisition, the assets acquired from RBS totaled $9.5 billion. In addition, the Company acquired a 30% equity ownership in RBSI Security Services (Holdings) Limited headquartered on the island of Jersey. RBS Trust Bank Limited, which was renamed The Bank of New York Europe Limited, is the largest provider of pension fund services in the United Kingdom, and holds a leading position in the fund manager market, offering retail funds services, trustee and depositary services, as well as pension, banking and treasury products. The acquisition continues The Bank of New York's expansion in the European market.

3. Allowance for Credit Losses
   ---------------------------

     Transactions in the allowance for credit losses are summarized as follows:
                                           Nine months ended
                                             September 30,
(In millions)                            1999            1998
                                         ----            ----

Balance, Beginning of Period            $ 636           $ 641

  Charge-Offs                            (133)            (42)
  Recoveries                               10              20
                                        -----           -----
  Net Charge-Offs                        (123)            (22)

  Acquisition/(Disposition)               (39)              4
  Provision                               120              15
                                        -----           -----
 Balance, End of Period                 $ 594           $ 638
                                        =====           =====

4.  Capital Transactions
    --------------------

     In the first nine months of 1999, the Company repurchased 44 million shares of the 48 million authorized under its buyback programs. As of October 31, 1999, approximately 4 million shares remain to be purchased under these plans.

5.  New Accounting Pronouncements
    -----------------------------

     Effective January 1, 2001, a new accounting standard will require the Company to record all derivatives on the balance sheet at fair value and apply new accounting practices for hedging activities. The Company has not yet determined the impact of the new accounting standard.

6.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

                                         Three Months Ended  Nine Months Ended
                                           September 30,        September 30,
(In millions, except per share amounts)
                                            1999    1998         1999    1998
                                            ----    ----         ----    ----


Net Income                                $  773  $  301       $1,411    $879
                                          ======  ======       ======    ====
Diluted Net Income                        $  773  $  301       $1,411    $879
                                          ======  ======       ======    ====

Basic Weighted Average
 Shares Outstanding                          741     751          756     746
Shares to be Issued on Conversion:
  Warrants                                     -      16            -      22
  Employee Stock Options                      13      12           13      13
                                          ------  ------       ------    ----
Diluted Weighted Average
 Shares Outstanding                          754     779          769     781
                                          ======  ======       ======    ====

Basic Earnings Per Share:                 $ 1.04  $ 0.40       $ 1.87  $ 1.18
Diluted Earnings Per Share:                 1.02    0.39         1.84    1.13


7.  Commitments and Contingent Liabilities
    --------------------------------------

     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

     In addition, as the Company has previously announced, it is cooperating fully with regulatory and law enforcement agencies in their investigations of various Russia related financial activities.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

     The Company's actual results of future operations may differ from those set forth in certain forward-looking statements contained herein. When used in this report, any press release and in oral statements made by authorized officers the words "prospective", "expected", "projected", "estimated", "anticipated", "intended", "believe" and similar expressions identify forward looking statements. Refer to further discussion under the heading "Forward Looking Statements".

     The Company reported record third quarter diluted earnings per share of $1.02, up 162% from the 39 cents earned in the third quarter of 1998. Net income for the third quarter was a record $773 million, up 157% from the $301 million earned in the same period last year. The third quarter results reflect a gain on the sale of BNY Financial Corporation ("BNYFC") as well as certain charges related to the decision to exit a portfolio of credits on an accelerated basis. Diluted earnings per share were $1.84 for the first nine months of 1999, up 63% from the $1.13 earned last year. Net income for the first nine months was a record $1,411 million, an increase of 61% over last year's $879 million.

     Continued momentum in the Company's fee-based businesses drove strong core revenue growth. The exit from the commercial finance business and from select commercial credits is expected to result in a higher quality prospective earnings profile that involves less credit risk. In addition, these sales will provide capital for reinvestment in our higher growth securities servicing and asset management businesses. New business wins and continued favorable markets worldwide drove securities servicing revenues up 21%. Trust and investment fees grew 15%, led by strong investment performance, new customers and favorable U.S. equity markets. Overall, noninterest income contributed 60% of revenues for the quarter, excluding the gain on the sale of BNYFC and the liquidity charges associated with the accelerated disposition of the portfolio of credits.

     In securities servicing, all areas did well with global custody, mutual funds, securities lending, ADRs and execution services particularly strong. Domestic and global custody continued to gain market share from new business wins as assets under custody grew to $5.4 trillion at quarter end. Trust and investment's results were driven by strong investment performance which continues to attract new customers.

     On July 22, 1999, the Company completed the sale of BNYFC to General Motors Acceptance Corporation. Net income for the third quarter and year-to-date periods included a pre-tax gain of $1,020 million ($573 million after-tax) or 75 cents per share from the sale.

     As part of its continuing strategy to align credit products with fiduciary and servicing businesses, the Company reviewed its credit portfolio and decided to accelerate the disposition of certain loans based on, in part, cross-sell potential and overall relationship profitability. As a result, in the third quarter of 1999, the Company identified exposures totaling
$1 billion and related outstandings of $732 million and categorized them as available for sale and recorded a liquidity charge to noninterest income of $124 million. At September 30, 1999, remaining exposures available for sale totaled $726 million with related outstandings of $466 million.

     The provision for credit losses for the quarter was $90 million. The increase from the $15 million in the prior quarter primarily reflects both the decision to accelerate the disposition of certain loans, some of which were nonperforming, as well as higher charge-offs in the Company's asset based lending businesses. Nonperforming assets declined to $155 million at September 30, 1999 from $220 million at June 30, 1999.

     Return on average common equity for the third quarter of 1999 was 61.23% compared with 24.19% in the third quarter of 1998. Return on average assets for the third quarter of 1999 was 4.78% compared with 1.86% in the third quarter of 1998. For the first nine months of 1999, return on average common equity totaled 36.63% compared with 24.39% in 1998. Return on average assets was 2.88% for the first nine months of 1999 compared with 1.90% in 1998. These and other return rates were significantly affected by the sale of BNYFC and the loan disposition program.

     Net interest income on a taxable equivalent basis for the third quarter increased to $429 million from $427 million in the second quarter of 1999.
For the first nine months of 1999, net interest income on a taxable equivalent basis was $1,292 million compared with $1,258 million in the first nine months of 1998.

     Fees from the Company's securities servicing businesses reached $311 million for the third quarter compared with $258 million last year. For the first nine months of 1999 fees from the Company's securities servicing businesses totaled $904 million, growing by 24% compared with the corresponding period of the prior year.

     In cash processing, fees from cash management were up 7% for the quarter driven by continued cross selling to the Company's securities servicing customers. Fees from funds transfer grew by 11% from the previous year, the result of continued market share gains and the firming global economy. Trade finance fees were down 6% from a year ago primarily due to the sale of BNYFC. Overall, cash processing fees grew by 4% reaching $69 million for the quarter. For the first nine months, cash processing fees increased 8% to $208 million.

     Trust and investment fees were $61 million for the quarter, an increase of 15% over last year, led by strong results from personal trust, personal asset management and retail investment products. Higher transaction flows in the Company's European securities servicing business drove foreign exchange and other trading revenues up to $45 million this quarter compared with $30 million in the third quarter last year.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were $1.05 per share in the third quarter of 1999, up from 41 cents per share in the third quarter of 1998. On the same basis, tangible return on average common equity was 86.97% in 1999 compared with 37.56% in 1998; and tangible return on average assets was 5.00% in 1999 compared with 2.03% in 1998. Tangible diluted earnings per share were $1.91 per share for the first nine months of 1999, compared with $1.20 per share in 1998. Tangible return on average common equity was 54.08% in the first nine months of 1999 compared with 37.47% in 1998; and tangible return on average assets was 3.07% in the first nine months of 1999 compared with 2.07% last year. Amortization of intangibles for the third quarter and the first nine months of 1999 were $23 million and $76 million compared with $26 million and $75 million last year.

CAPITAL

     The Company's Tier 1 capital and Total capital ratios remained strong at 8.38% and 12.52% at September 30, 1999 compared with 7.63% and 11.52% at June 30, 1999, and 7.52% and 11.64% at September 30, 1998. Tangible common equity as a percent of total assets was 5.93% at September 30, 1999 compared with 5.59% at June 30, 1999 and September 30, 1998. The leverage ratio was 8.10% at September 30, 1999 compared with 7.65% at June 30, 1999 and 7.24% one year ago.

LIQUIDITY

     The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the flexibility of the Company's funding sources under changing market conditions. Stable core deposits, including demand, retail time, and trust deposits from processing businesses, are generated through the Company's diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity through the issue of long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets, which can be easily reduced, and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements.

     Developments relating to the Year 2000 computer conversion issue may affect both the customer demand for funding and funding commitments and the level of deposits and other funding at The Bank of New York. The Company is attempting to monitor this situation closely in order to be able to deal effectively with any imbalances that could arise.

NET INTEREST INCOME

                             3rd         2nd         3rd
                           Quarter     Quarter     Quarter       Year to Date
                           -------     -------     -------    ------------------
(In millions)               1999        1999        1998        1999        1998
                            ----        ----        ----        ----        ----
Net Interest Income         $429        $427        $430      $1,292      $1,258
Net Interest Rate
 Spread                     2.21%       2.18%       2.14%       2.23%       2.21%
Net Yield on Interest-
 Earning Assets             3.16        3.07        3.15        3.14        3.25


     Net interest income on a taxable equivalent basis was $429 million in the third quarter of 1999 compared with $427 million in the second quarter of 1999 and $430 million in the third quarter of 1998. The net interest rate spread was 2.21% in the third quarter of 1999, compared with 2.18% in the second quarter of 1999 and 2.14% one year ago. The net yield on interest-earning assets was 3.16% compared with 3.07% in the second quarter of 1999 and 3.15% in last year's third quarter.

     For the first nine months of 1999, net interest income on a taxable equivalent basis, amounted to $1,292 million compared with $1,258 million in the first nine months of 1998. The year-to-date net interest rate spread was 2.23% in 1999 compared with 2.21% in 1998, while the net yield on interest-earning assets was 3.14% in 1999 and 3.25% in 1998.

     The increase in net interest income from the second quarter was caused by a higher yield, reflecting a rising rate environment which increases the value of interest-free deposits, as well as by the temporary reinvestment of BNYFC sale proceeds.

     Interest income would have been increased by $2 million for the third quarters of 1999 and 1998 and by $8 million for the first nine months of 1999 and 1998 if loans on nonaccrual status had been performing for the entire quarters.

NONINTEREST INCOME

                                            3rd      2nd      3rd
                                          Quarter  Quarter  Quarter    Year-to-Date
                                          -------  -------  -------    ------------
(In millions)                              1999     1999     1998      1999    1998
                                           ----     ----     ----      ----    ----
Servicing Fees
  Securities                             $  311     $302     $258    $  904  $  726
  Cash                                       69       70       66       208     193
                                         ------     ----     ----    ------  ------
                                            380      372      324     1,112     919
Trust and Investment Fees                    61       60       53       179     154
Service Charges and Fees                     77       91       81       252     248
Foreign Exchange and
 Other Trading Activities                    45       46       30       133     118
Securities Gains                             50       50       51       149     125
Gain on the Sale of BNYFC                 1,020        -        -     1,020       -
Liquidity Charge - Loans Available
 for Sale                                  (124)       -        -      (124)      -
Other                                        22       32       33        86     121
                                         ------     ----     ----    ------  ------
Total Noninterest Income                 $1,531     $651     $572    $2,807  $1,685
                                         ======     ====     ====    ======  ======

     Securities servicing fees grew 21%, reaching $311 million compared with $258 million from a year ago. Fees from trust and investment were $61 million, up 15% from the third quarter of 1998. The decline in service charges and fees and other income primarily reflects the sale of BNYFC. Securities gains were $50 million, which compares to $50 million in the second quarter of 1999 and $51 million in the third quarter of 1998. On a pro forma basis, reflecting the sale of BNYFC and excluding the liquidity charge on the accelerated disposal of loans, noninterest income for the third quarter was $629 million, up 16% from $541 million in the third quarter of 1998.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 1999 were as follows:

                                                            3rd Quarter 1999
                                September 30, 1999               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                  $20,602  $    2    $    -     $    4    $    -
 Swaps                        70,890     734       589        776       582
 Written Options              68,657       -       643          -       707
 Purchased Options            38,712      66         -         74         -
Foreign Exchange Contracts:
 Swaps                           148       -         -          -         -
 Written Options              33,852       -       197          -       198
 Purchased Options            37,245     227         -        278         -
 Commitments to Purchase
  and Sell Foreign Exchange   54,871     491       427        496       458
Securities                               286       280        374       255
                                      ------    ------     ------    ------
Total Trading Account                 $1,806    $2,136     $2,002    $2,200
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


(In millions)               3rd Quarter 1999               Year-to-date 1999
                       -------------------------       -------------------------
Market Risk            Average  Minimum  Maximum       Average  Minimum  Maximum  09/30/99
-----------            -------  -------  -------       -------  -------  -------  --------
Interest Rate          $  3.9    $ 2.3    $ 6.2         $ 4.5    $ 2.1    $10.9     $ 4.7
Foreign Exchange          1.5      0.8      3.0           1.5      0.7      4.0       1.2
Overall Portfolio         5.4      3.6      8.7           6.0      3.6     12.1       5.9

(In millions)               3rd Quarter 1998               Year-to-date 1998
                       -------------------------       -------------------------
Market Risk            Average  Minimum  Maximum       Average  Minimum  Maximum  09/30/98
-----------            -------  -------  -------       -------  -------  -------  --------
Interest Rate          $  3.3    $ 1.5    $ 6.4         $ 4.3    $ 1.5    $ 7.0     $ 4.3
Foreign Exchange          2.6      1.1      4.8           2.3      0.8      4.8       2.9
Overall Portfolio         5.9      2.8      9.7           6.6      2.8      9.7       7.2


NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the third quarter of 1999 was $515 million, up from $481 million in 1998. The increase was principally due to acquisitions and growth in the Company's securities servicing businesses.

     The efficiency ratio for the third quarter of 1999 was 50.7% compared with 49.9% in the second quarter of 1999 and 50.6% for the third quarter of 1998. For the first nine months of 1999, the efficiency ratio was 50.3% compared with 50.3% last year. The computation of the efficiency ratio excludes the gain on the sale of BNYFC and the liquidity charge.

     The effective tax rates for the third quarter and the first nine months of 1999 were 40.4% and 37.9% compared with 35.1% and 35.4% last year. The increases in these rates reflect the sale of BNYFC.

NONPERFORMING ASSETS

                                                                   Change
                                                                 9/30/99 vs.
(Dollars in millions)                 9/30/99       6/30/99       6/30/99
                                     --------      --------       --------
Loans:
     Commercial Real Estate            $  1          $  1           $  -
     Other Commercial                    12           103            (91)
     Foreign                             69            68              1
     Regional Commercial                 29            33             (4)
     Loans Available for Sale            31             -             31
                                       ----          ----           ----
  Total Loans                           142           205            (63)
Other Real Estate                        13            15             (2)
                                       ----          ----           ----
        Total                          $155          $220           $(65)
                                       ====          ====           ====

Nonperforming Assets Ratio              0.4%          0.6%
Allowance/Nonperforming Loans         420.1         290.2
Allowance/Nonperforming Assets        384.2         271.0


     The decline in nonperforming assets primarily reflects both the decision to sell certain loans as well as higher charge-offs in the Company's asset based lending businesses. The June 30, 1999 nonperforming assets exclude $21 million of loans related to the BNYFC transaction.

     At September 30, 1999, impaired loans (nonaccrual loans over $1 million) aggregated $83 million, of which $57 million exceeded their fair value by $16 million. Impaired loans at September 30, 1998, totaled $138 million, of which $106 million exceeded their fair value by $36 million. For the third quarters of 1999 and 1998, the average amounts of impaired loans were $128 million and $139 million. Interest income (cash received) of $62 thousand was received on the impaired loans in the third quarter of 1999, while no interest income was received during the third quarter of 1998.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

                                  3rd          2nd         3rd
                                Quarter      Quarter     Quarter     Year-to-date
                                -------      -------     -------     ------------
(In millions)                     1999         1999        1998     1999     1998
                                  ----         ----        ----     ----     ----
Provision                         $ 90         $ 15        $  5    $ 120     $ 15
                                  ====         ====        ====    =====     ====
Net(Charge-offs)Recoveries:
  Commercial Real Estate          $ (1)        $  1        $  5    $  (2)    $  7
  Other Commercial                 (61)         (13)        (16)     (82)     (22)
  Consumer                          (1)          (1)         (1)      (3)      (3)
  Foreign                          (23)          (2)         (1)     (34)      (2)
  Other                             (3)           -           -       (2)      (2)
                                  ----         ----        ----    -----     ----
     Total                        $(89)        $(15)       $(13)   $(123)    $(22)
                                  ====         ====        ====    =====     ====

Other Real Estate Expenses        $  -         $  -        $  -    $   1     $  2


     The provision for credit losses for the quarter was $90 million. The increase from the $15 million recorded in the prior quarter primarily reflects the decision to accelerate the disposition of certain loans and higher charge-offs related to the Company's asset based lending businesses. The allowance for credit losses was $594 million, or 1.57% of loans at September 30, 1999 compared with $595 million, or 1.55% of loans at June 30, 1999 and $638 million, or 1.66% of loans at September 30, 1998. The ratio of the allowance to nonperforming assets was 384.2% at September 30, 1999 compared with 271.0% at June 30, 1999 and 327.8% at September 30, 1998.

     Based on an evaluation of individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                         9/30/99     6/30/99   12/31/98
                                         -------    --------   --------

Real Estate                                    4%          4%         3%
Domestic Commercial and Industrial            71          80         74
Consumer                                       -           -          1
Foreign                                       12          13         11
Unallocated                                   13           3         11
                                             ---         ---        ---
                                             100%        100%       100%

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

     The segments contributed to the Company's profitability as follows:

In Millions             Trust, and
                        Securities
For the Quarter Ended   and Cash    Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 1999      Processing  Banking     Banking  Markets    Items*       Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income     $  115      $   142     $  125   $    32    $   3        $   417
Provision for
  Credit Losses              -           22          1         -        67            90
Noninterest Income         474           70         23        56       908         1,531
Noninterest Expense        294           57         78        23        63           515
                        ------      -------     ------   -------    ------       -------
Income Before Taxes     $  295      $   133     $   69   $    65    $  781       $ 1,343
                        ======      =======     ======   =======    ======       =======

Average Assets          $6,141      $29,215     $4,617   $22,862    $1,228       $64,063
                        ======      =======     ======   =======    ======       =======


In Millions             Trust, and
                        Securities
For the Quarter Ended   and Cash    Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 1998      Processing  Banking     Banking  Markets    Items*       Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income     $   98      $   170     $  123   $    30    $   (6)      $   415
Provision for
  Credit Losses              -           27         (2)        7       (27)            5
Noninterest Income         393           73         20        57        29           572
Noninterest Expense        259           62         79        20        61           481
                        ------      -------     ------   -------    ------       -------
Income Before Taxes     $  232      $   154     $   66   $    60    $  (11)      $   501
                        ======      =======     ======   =======    ======       =======

Average Assets          $5,611      $33,452     $4,377   $19,058    $1,534       $64,032
                        ======      =======     ======   =======    ======       =======


In Millions             Trust, and
For the Nine            Securities
Months Ended            and Cash     Corporate  Retail   Financial  Reconciling  Consolidated
September 30, 1999      Processing   Banking    Banking  Markets    Items*       Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income     $  321       $   478    $  359   $    84    $  18       $  1,260
Provision for
  Credit Losses              -            83         3        (2)       36           120
Noninterest Income       1,386           248        67       165       941         2,807
Noninterest Expense        860           201       225        58       193         1,537
                        ------       -------    ------   -------    ------       -------
Income Before Taxes     $  847       $   442    $  198   $   193    $  730      $  2,410
                        ======       =======    ======   =======    ======       =======

Average Assets          $6,283       $31,784   $ 4,371   $21,630    $1,462       $65,530
                        ======       =======    ======   =======    ======       =======


In Millions             Trust, and
For the Nine            Securities
Months Ended            and Cash     Corporate  Retail   Financial  Reconciling  Consolidated
September 30, 1998      Processing   Banking    Banking  Markets    Items*       Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income     $  295       $   484    $  378   $    70    $   (9)      $ 1,218
Provision for
  Credit Losses              -            83         5         7       (80)           15
Noninterest Income       1,144           234        59       177        71         1,685
Noninterest Expense        748           192       231        52       197         1,420
                        ------       -------    ------   -------    ------       -------
Income Before Taxes     $  691       $   443    $  201   $   188    $  (55)      $ 1,468
                        ======       =======    ======   =======    ======       =======

Average Assets          $5,654       $32,952    $4,609   $17,244    $1,514       $61,973
                        ======       =======    ======   =======    ======       =======


* - Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest income primarily relate to the sale of BNYFC and the liquidity charge in the third quarter of 1999 and to the sale of a building in 1998. Reconciling items for noninterest expense include $23 million and $76 million of amortization of intangibles for the third quarter and year-to-date for 1999 and $26 million and $75 million of amortization of intangibles for the third quarter and year-to-date for 1998, Year 2000 expenses, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

Segment Highlights

Trust, and Securities and Cash Processing
-----------------------------------------

     In the Trust, and Securities and Cash Processing segment, noninterest income in the third quarter of 1999 increased to $474 million from $393 million in the third quarter of 1998. All of the Company's businesses have shown strong internal growth with global custody, mutual funds, securities lending, ADRs, and execution services performing particularly well. Assets under custody grew to $5.4 trillion at quarter end. Securities servicing fees increased to $311 million as compared with $258 million in the third quarter of 1998.

     Fees from cash processing in the third quarter of 1999 increased to $69 million from $66 million in last year's third quarter. Fees from cash management were up 7% driven by continued cross selling to the Company's securities servicing customers. Fees from funds transfer grew by 11% from the previous year, the result of continued markets share gains and the firming global economy. Trade finance fees were down 6% from a year ago primarily due to the sale of BNYFC. Fees from trust and investment management grew to $61 million in the third quarter of 1999, as compared to $53 million in the third quarter of 1998, driven by strong results from personal trust, personal asset management and retail investment products.

     Net charge-offs in the Trust, and Securities and Cash Processing segment were zero in the third quarters of 1999 and 1998. The rise in noninterest expense is consistent with the growth in the Company's existing businesses as well as the added salary and other expenses from acquisitions.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $142 million in the third quarter of 1999 compared with $170 million last year reflecting the sale of BNYFC.

     The third quarter of 1999 provision for credit losses was $22 million compared with $27 million last year. Net charge-offs in the Corporate Banking segment were $88 million and $5 million in the third quarters of 1999 and 1998. Noninterest income declined to $70 million in the current quarter from $73 million last year. Noninterest expense decreased to $57 million from $62 million. The decline in noninterest income and expense reflects the sale of BNYFC.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the third quarter of 1999 was $125 million compared with $123 million in the third quarter of 1998. Noninterest income increased in this same period to $23 million from $20 million. Noninterest expense in the third quarter of 1999 was $78 million compared with $79 million in the previous year's period. Net charge-offs were $1 million in the third quarters of 1999 and 1998.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income was $32 million in the third quarter of 1999 compared with $30 million in the third quarter of 1998. Noninterest income was $56 million in the third quarter of 1999 compared with $57 million in thethird quarter of 1998. Net charge-offs were zero in the third quarter of 1999 and $7 million in the third quarter of 1998.

YEAR 2000 READINESS DISCLOSURE

      The Company's Year 2000 compliance program consists of updating major Company-owned application systems, business-area supported systems, and the Company's proprietary customer software and evaluating the Year 2000 compliance efforts of vendors of major vendor-supplied systems. The Company's compliance efforts have also considered the Year 2000 readiness of its global sub-custodians, major service providers, correspondents, business partners, and borrowers. The current focus is to monitor continued preparedness and contingency planning. While contingency planning has been defined as part of the Year 2000 compliance program, all new measures have been incorporated into the Company's existing Business Continuity Plans.

     The Company divided its major proprietary applications systems into three business line groups. The applications in each group were subjected to a phased process of assessment, renovation, certification testing, and implementation. All critical systems have completed all phases. A program is in place to continue to monitor critical systems in an effort to prevent Y2K problems from being reintroduced. Major business-line products have been made available in isolated future-dated environments for selected customers to test their interfaces and to assure themselves of the Company's compliance. The Company is satisfied with the results of testing with customers and clearing and settlement agencies. Participation in testing, at the request of the agencies and customers, will continue as required.

     Remediation of the Company's proprietary customer software has been completed. Installation on client desktop computers is substantially complete. Customers have been advised of their obligation to assure that their data processing environments are Year 2000 compliant in order for the Company's software to function correctly during and after the century date change.

     The Company has substantially completed an evaluation of its significant business partners, including other financial service providers, correspondents, counterparties, sub-custodians, vendors and settlement agencies, for the purpose of assessing their Year 2000 compliance. The Company is currently satisfied with the information it has received concerning the progress and Year 2000 readiness programs of each significant third party.
The Company will continue to monitor the readiness and progress of these parties throughout 1999. The Company has replaced certain service providers that were seen as not managing the Year 2000 issue adequately.

     The Company considers Year 2000 readiness in its credit decisions and factors this into borrower ratings. Based on a review of significant obligors, the Company believes that exposure to obligor Year 2000 problems does not present a material risk to the Company.

     The Company's personal computers considered to be critical to the Company's operations have been upgraded. Upgrading of physical facilities to Year 2000 readiness that is considered critical to the Company's operations is expected to be completed by the end of November 1999.

     The Company's contingency plans relating to Year 2000 issues include the identification and assessment of the impact of various worst case scenarios on the critical operational components for each of the Company's business units. The Company has reviewed the applicability of its current contingency plans, which include creation of an information center, establishment of special rapid response technology teams, scheduling availability of key personnel, testing and simulation activities, offsite data center facilities, and emergency backup power. With minor modification, we believe these plans to be adequate to mitigate Year 2000 related risks. The information center, which has been established as a repository and focus for analysis of information, will publish the status of the organization internally and externally during critical periods. It is also authorized to requisition and deploy resources as needed to address unanticipated situations.

     Overall the Company's Year 2000 compliance program is on or ahead of schedule to meet the needs of its customers and compliance deadlines defined by its regulators. The estimated cost of the Year 2000 project is approximately $82 million. In the first nine months of 1999 the Company spent $16 million on making computer systems Year 2000 compliant. Total expenses since 1997 have been $67 million.

     A material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such problems could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers, customers and other business partners, as well as entities with which the Company does not have direct business relations, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 compliance program is intended to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material business partners. The Company believes that, with completion of its Year 2000-compliance program as scheduled, the possibility of significant interruptions of normal operations should be reduced. However, because of the unprecedented nature of this issue, there can be no certainty as to its impact. Forward looking statements contained in this Year 2000 update should also be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements" below.

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

FORWARD LOOKING STATEMENTS

     The information presented with respect to earnings growth and the Company's plans and objectives in moving toward fee based business is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include variations in management projections or market forecasts and the actions that management could take in response to these changes.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. These statements, which will be identified as forward looking statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including future changes in interest rates, general credit quality, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, credit, market and operating risk, and loan demand. In addition, the Company's future results of operations, discussions of future plans and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q involve a number of risks and uncertainties, including risks relating to Year 2000 (in particular, the Year 2000 readiness of third parties with which the Company does business) and the uncertainties created by the anticipated enactment of the Gramm-Leach-Bliley Financial Modernization Act of 1999. As a result of variations in such factors, actual results may differ materially from any forward looking statements. The Company disclaims any obligation to update forward looking statements.

 Government Monetary Policies

     The Federal Reserve Board has the primary responsibility for monetary policy; accordingly, its actions have an important influence on the demand for credit and investments and the level of interest rates and thus on the earnings of the Company.

Legislation and Regulation

     Congress has passed the Gramm-Leach-Bliley Financial Modernization Act of 1999. If signed into law by the President, the Modernization Act would:

a) Allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

b)  Allow insurers and other financial services companies to acquire banks;

c) Remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

d) Establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

Currently, the Company meets the requirements for the broader range of activities that would be permitted by the Modernization Act.

The Modernization Act also modifies current law related to financial privacy and community reinvestment. The new financial privacy provisions would generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

Competition

     The businesses in which the Company operates are very competitive. Competition is provided by both unregulated and regulated financial service organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

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

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)




                                            For the three months               For the three months
                                          ended September 30, 1999           ended September 30, 1998
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing Deposits
 in Banks (primarily foreign)          $ 5,641       $  62       4.35%    $ 3,247       $  44      5.43%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       4,051          49       4.76       4,889          68      5.50
Loans
 Domestic Offices                       19,224         349       7.20      20,074         383      7.56
 Foreign Offices                        18,522         294       6.30      18,846         327      6.88
                                       -------       -----                -------       -----
   Total Loans                          37,746         643       6.76      38,920         710      7.23
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             2,452          36       5.85       2,907          42      5.73
 U.S. Government Agency Obligations        840          14       6.56         465           8      6.67
 Obligations of States and
  Political Subdivisions                   570          11       7.87         687          13      7.80
 Other Securities, including
  Trading Securities                     2,537          31       4.93       2,984          36      4.76
                                       -------       -----                -------       -----
   Total Securities                      6,399          92       5.76       7,043          99      5.58
                                       -------       -----                -------       -----
Total Interest-Earning Assets           53,837         846       6.24%     54,099         921      6.75%
                                                     -----                              -----
Allowance for Credit Losses               (593)                              (646)
Cash and Due from Banks                  3,240                              3,133
Other Assets                             7,579                              7,446
                                       -------                            -------
   TOTAL ASSETS                        $64,063                            $64,032
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 4,891          54       4.37%    $ 5,078          62      4.87%
 Savings                                 7,763          45       2.32       7,645          50      2.60
 Certificates of Deposit
  $100,000 & Over                          430           5       5.03         666           9      5.46
 Other Time Deposits                     2,208          24       4.27       2,228          27      4.78
 Foreign Offices                        18,664         192       4.07      17,542         219      4.94
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       33,956         320       3.74      33,159         367      4.39
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,827          32       4.50       3,205          38      4.75
Other Borrowed Funds                     2,012          27       5.34       3,827          52      5.31
Long-Term Debt                           2,313          38       6.59       1,998          34      6.81
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    41,108         417       4.03%     42,189         491      4.61%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,580                             10,220
Other Liabilities                        5,870                              5,391
Minority Interest-Preferred Securities   1,500                              1,300
Preferred Stock                              1                                  1
Common Shareholders' Equity              5,004                              4,931
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $64,063                            $64,032
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 429       2.21%                  $ 430      2.14%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             3.16%                             3.15%
                                                                 ====                              ====


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)




                                            For the nine months               For the nine months
                                          ended September 30, 1999          ended September 30, 1998
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing Deposits
 in Banks (primarily foreign)          $ 5,321      $  180      4.52%     $ 3,084      $  127      5.51%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       4,169         147      4.73        3,466         140      5.39
Loans
 Domestic Offices                       19,913       1,073      7.21       19,620       1,137      7.76
 Foreign Offices                        19,109         890      6.23       18,234         938      6.88
                                       -------      ------                -------      ------
   Total Loans                          39,022       1,963      6.73       37,854       2,075      7.33
                                       -------      ------                -------      ------
Securities
 U.S. Government Obligations             2,518         109      5.79        3,211         139      5.77
 U.S. Government Agency Obligations        857          41      6.43          544          27      6.53
 Obligations of States and
  Political Subdivisions                   592          35      7.82          669          41      8.08
 Other Securities, including
  Trading Securities                     2,538          87      4.56        2,933         101      4.61
                                       -------      ------                -------      ------
   Total Securities                      6,505         272      5.59        7,357         308      5.58
                                       -------      ------                -------      ------
Total Interest-Earning Assets           55,017       2,562      6.23%      51,761       2,650      6.84%
                                                    ------                             ------
Allowance for Credit Losses               (619)                              (644)
Cash and Due from Banks                  3,130                              3,400
Other Assets                             8,002                              7,456
                                       -------                            -------
   TOTAL ASSETS                        $65,530                            $61,973
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 5,086         160      4.20%     $ 4,931         176      4.78%
 Savings                                 7,793         131      2.24        7,689         147      2.56
 Certificates of Deposit
  $100,000 & Over                          559          20      4.89          690          28      5.49
 Other Time Deposits                     2,195          71      4.31        2,276          82      4.83
 Foreign Offices                        18,971         579      4.08       15,931         601      5.04
                                       -------      ------                -------      ------
  Total Interest-Bearing Deposits       34,604         961      3.71       31,517       1,034      4.39
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              3,061          99      4.32        2,973         104      4.65
Other Borrowed Funds                     2,591         102      5.31        3,754         154      5.48
Long-Term Debt                           2,225         108      6.45        1,935         100      6.85
                                       -------      ------                -------      ------
  Total Interest-Bearing Liabilities    42,481       1,270      4.00%      40,179       1,392      4.63%
                                                    ------                             ------
Noninterest-Bearing Deposits            10,548                             10,156
Other Liabilities                        5,866                              5,609
Minority Interest-Preferred Securities   1,482                              1,210
Preferred Stock                              1                                  1
Common Shareholders' Equity              5,152                              4,818
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $65,530                            $61,973
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                           $1,292      2.23%                  $1,258      2.21%
                                                    ======      ====                   ======      ====
Net Yield on Interest-Earning Assets                            3.14%                              3.25%
                                                                ====                               ====

PART II.  OTHER INFORMATION

Item 2.  Sales of Unregistered Common Stock
-------------------------------------------

     Shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

a) On September 14, 1999, 2,400 shares of common stock were issued to a newly elected non-employee director as part of the annual retainer.

b) On November 5, 1999, 1,326,451 shares of the Company's common stock were issued to the shareholders of a corporation acquired by the Company in exchange for all of the shares of the acquired corporation.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)   The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Distributions on Trust Preferred Securities and for the Three and Nine Months Ended
     September 30, 1999 and 1998.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at September 30, 1999 and for the Nine Months Ended September 30, 1999.

b)   The Company filed the following reports on Form 8-K since June 30, 1999:

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

     On October 20, 1999, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the third quarter of 1999 contained in the Company's press release dated October 18, 1999.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: November 12, 1999           By:  \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------



   12 Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Distributions on Trust Preferred Securities for the Three and Nine Months Ended September 30, 1999 and 1998.

   27 Financial Data Schedule containing selected financial data at September 30, 1999 and for the Nine Months Ended September 30, 1999.