Form 10-K
period 1999-12-31
BANK OF NEW YORK CO INC
filed 2000-03-30
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1999

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

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 29, 2000 consisted of:

Common Stock ($7.50 par value)                                 $24,506,591,106
                                                       (based on closing price
                                                   on New York Stock Exchange)

The number of shares outstanding of the registrant's Common Stock $7.50 par value was 737,040,334 shares on February 29, 2000.

<PAGE 2>


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Proxy Statement for the annual meeting of shareholders to be held May 9, 2000 (other than information included in the proxy statement pursuant to Item 402
(i), (k) and (l) of Regulation S-K is incorporated by reference into Part III.

PART I
------

ITEM 1.  BUSINESS
-----------------

INTRODUCTION

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in the Company's 1999 Annual Report to Shareholders beginning under the heading "Securities Servicing and Cash Processing" and continuing through " Global Markets" which description is included in Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

CERTAIN REGULATORY CONSIDERATIONS

General

     As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 ("BHC Act"). The Company is also subject to regulation by the New York State Banking Department. Under the BHC Act, bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in nonbanking activities, subject to certain exceptions. Bank Holding Companies qualified and electing to be treated as Financial Holding Companies are entitled to engage in a broader range of activities. See the discussion under the heading "Legislation and Regulation".

     The Company's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York ("BNY"), the Company's principal banking subsidiary, is a New York chartered banking corporation, a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve Board. BNY is also subject to regulation, supervision and examination by the New York State Banking Department.

     Both federal and state laws extensively regulate various aspects of the banking business, such as permissible types and amounts of loans and investments, permissible activities, and reserve requirements. These regulations are intended primarily for the protection of depositors rather than the Company's stockholders.

Capital Adequacy

     The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the total capital is to consist of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (including preferred trust securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill ("Tier 1 Capital").

<PAGE 3>

The remainder ("Tier 2 Capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease allowance. Not more than 25% of qualifying Tier 1 Capital may consist of preferred trust securities.

     In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 Capital to average total assets) guidelines for bank holding companies and banks. The Federal Reserve Board's guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest regulatory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At December 31, 1999, the Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it. See "FDICIA" below.

     The Federal Reserve recently proposed regulations which would require Bank Holding Companies to deduct from Tier 1 capital 50% of the total carrying value of certain investments in non-financial companies, including merchant banking investments. The Company is considering the possible impact of this proposal but does not believe that such changes would have a material effect on its capital position.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") among other things, requires federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions (such as BNY) that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under applicable regulations, an FDIC-insured bank is deemed to be: (i) well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets and certain off-balance sheet items) of at least 6% and a Total Capital Ratio of at least 10% and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; (ii) adequately capitalized if it maintains a Leverage Ratio of at least 4% (or a Leverage Ratio of at least 3% if it is rated Composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio of 4% and a Total Capital Ratio of at least 8% and is not defined to be well capitalized but meets all of its minimum capital requirements; (iii) undercapitalized if it has a Leverage Ratio of less than 4% (or a Leverage Ratio that is less than 3% if it is rated Composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio less than 4% and a Total Capital Ratio of less than 10% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution;
(iv) significantly undercapitalized if it has a Leverage Ratio of less than 3%, a Tier 1 Capital Ratio less than 3% and a Total Capital Ratio of less than 10% and it does not meet the definition of critically undercapitalized; and
(v) critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

     FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would

<PAGE 4>

thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for an undercapitalized depository institution's capital restoration plan to be acceptable, its holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it became undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. In the event of the parent holding company's bankruptcy, such guarantee would take priority over the parent's general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

     A discussion of the Gramm-Leach-Bliley Financial Modernization Act of 1999 appears herein under the heading "Legislation and Regulation".

     As of December 31, 1999 and 1998, capital ratios for the Company and BNY were categorized as well capitalized as set forth in the table below.

                    December 31, 1999        December 31, 1998
                    -----------------        -----------------
                                                                       Well
                                                                   Capitalized
                    Company      BNY         Company      BNY       Guidelines
                    -------      ---         -------      ---      -----------

Tier I                7.51%     7.14%          7.89%     7.39%           6%
Total Capital        11.67     10.50          11.90     10.72           10
Leverage              7.20      6.85           7.46      6.95            5
Tangible Common
 Equity               4.79      6.36           6.25      7.43

     At December 31, 1999, the amounts of capital by which the Company and BNY exceed the well capitalized guidelines are as follows:

(in millions)                                 Company               BNY
                                              -------               ---

Tier 1                                         $  999            $  726
Total Capital                                   1,102               316
Leverage                                        1,518             1,223

<PAGE 5>

     The following table presents the components of the Company's risk-based capital at December 31, 1999 and 1998:

(in millions)                                    1999              1998
                                                 ----              ----

Common Stock                                  $ 5,142           $ 5,447
Preferred Stock                                     1                 1
Minority Interest - Preferred Securities        1,500             1,300
Adjustments: Intangibles                       (1,624)           (1,558)
             Securities Valuation Allowance       (58)             (340)
                                              --------          --------
Tier 1 Capital                                  4,961             4,850
Qualifying Unrealized Equity Security Gains        74               181
Qualifying Long-term Debt                       2,089             1,655
Qualifying Allowance for Loan Losses              581               633
                                              --------          --------
Tier 2 Capital                                  2,744             2,469
                                              --------           -------
Total Risk-based Capital                      $ 7,705           $ 7,319
                                              ========           =======

     The following table presents the components of the Company's risk adjusted assets at December 31, 1999 and 1998:

                                                     1999                    1998
                                            ---------------------------------------------
                                             Balance                  Balance
                                              sheet/         Risk      sheet/      Risk
                                            notional     adjusted    notional    adjusted
(in millions)                                 amount      balance      amount     balance
                                            --------     --------    --------    --------
Assets
------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks                 $ 10,126      $ 1,727    $  8,503     $ 1,347
Securities                                     6,899        2,481       6,415       1,832
Trading Assets                                 8,715            -       1,637           -
Fed Funds Sold and Securities
  Purchased Under Resale Agreements            5,383          957       3,281         345
Loans                                         37,547       32,901      38,386      33,246
Allowance for Credit Losses                     (595)           -        (636)          -
Other Assets                                   6,681        4,612       5,917       3,732
                                            ---------     -------    ---------    -------
Total Assets                                $ 74,756       42,678    $ 63,503      40,502
                                            =========     -------    =========    -------
Off-Balance Sheet Exposures
---------------------------
Commitments to Extend Credit                $ 51,574       13,484    $ 44,767      13,497
Securities Lending Indemnifications           61,378            -      47,839           -
Standby Letters of Credit and
  Other Guarantees                            10,399        8,397       8,738       6,404
Interest Rate Contracts                      213,653          535     142,454         235
Foreign Exchange Contracts                   102,950            -     132,129           1
                                            ---------     -------    ---------     -------
Total Off-Balance Sheet Exposures           $439,954       22,416    $375,927      20,137
                                            =========     -------    =========     -------
Market Risk Equivalent Assets                                 887                     683
Unrealized Equity Security Gains
  Qualifying as Risk Based Capital                             74                     181
                                                          -------                 -------
Risk Adjusted Assets                                      $66,055                 $61,503
                                                          =======                 =======

<PAGE 6>

FDIC Insurance Assessments

     BNY is subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule to determine the assessment rates for most FDIC-insured depository institutions. Effective January 1, 1997, under the schedule, the premiums range from zero to $.27 for every $100 of deposits. Each financial institution is assigned to one of nine categories based on the institutions capital ratios and supervisory evaluations, and the premium paid by the institution is based on the category. Under the present schedule institutions in the highest of the three capital categories and the highest of three supervisory categories pay no premium and institutions in the lowest of these categories pay $.27 per $100 of deposits. BNY paid no FDIC insurance premiums in 1999. In addition, the Deposit Insurance Funds Act provides for assessments at all insured depository institutions to pay for the cost of the Financing Corporation (a governmental agency) funding. The assessment will be based on deposit levels and will be approximately 1.19 basis points.

     The FDIC is authorized to raise insurance premiums in certain circumstances. Any increase in premiums would have an adverse effect on the Company's earnings.

     Under the FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by a bank's federal regulatory agency.

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

<PAGE 7>

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

Cross Guarantees

     Under FDICIA, a financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if this causes the affiliated institution also to become insolvent. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

<PAGE 8>


ADDITIONAL FINANCIAL INFORMATION
--------------------------------


Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
------------------------------------------------------------------------------
                                   1999                       1998                       1997
                        -------------------------  -------------------------   ------------------------
                        Average           Average  Average           Average   Average          Average
                        Balance  Interest   Rate   Balance  Interest   Rate    Balance  Interest  Rate
                        -------------------------  -------------------------   ------------------------

Assets
------
Interest-Bearing
 Deposits in Banks
 (Primarily Foreign)    $ 5,500   $  247   4.49%   $ 3,437   $  184    5.35%   $ 3,277   $  188    5.75%
Federal Funds Sold
  and Securities
  Purchased Under
  Resale Agreements       4,236      205   4.83      3,880      203    5.24      2,964      162    5.46
Loans
 Domestic Offices
  Credit Card                 -        -      -          -        -       -      3,329      496   14.90
  Other Consumer          3,292      270   8.21      3,366      282    8.36      3,503      291    8.31
  Commercial             16,415    1,148   6.99     16,407    1,229    7.49     14,744    1,143    7.75
 Foreign Offices         19,174    1,219   6.36     18,567    1,264    6.81     15,001      984    6.56
                        --------  ------           --------  ------            --------  ------
 Total Loans             38,881    2,637*  6.78     38,340    2,775*   7.24     36,577    2,914*   7.97
                        --------  ------           --------  ------            --------  ------
Securities
 U.S. Government
  Obligations             3,373      202   5.98      3,638      213    5.85      3,225     189     5.86
 Obligations of
  States and
  Political
  Subdivisions              588       46   7.86        672       54    7.98        652      56     8.57
 Other Securities,
   including Trading
   Securities
  Domestic Offices        1,882       85   4.51      2,051      108    5.23      1,360      52     3.81
  Foreign Offices         1,702       95   5.56        793       31    3.93        485      34     6.92
                        --------  ------           --------  ------            --------  ------
   Total Other
   Securities             3,584      180   5.01      2,844      139    4.87      1,845      86     4.63
                        --------  ------           --------  ------            --------  ------
 Total Securities         7,545      428   5.67      7,154      406    5.66      5,722     331     5.77
                        --------  ------           --------  ------            --------  ------
Total Interest-Earning
 Assets                  56,162   $3,517   6.26%    52,811   $3,568    6.76%    48,540   $3,595    7.40%
                                  ======                     ======                      ======
Allowance for Credit
  Losses                   (613)                      (643)                       (784)
Cash and Due from
  Banks                   3,174                      3,237                       3,798
Other Assets              8,054                      7,736                       7,688
                        --------                   --------                    --------
Total Assets            $66,777                    $63,141                     $59,242
                        ========                   ========                    ========
Assets Attributable
to Foreign Offices **     41.39%                     38.79%                      33.35%
                          =====                      =====                       =====

*Includes fees of $130 million in 1999, $120 million in 1998, and $154 million in 1997.
 Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.

Taxable equivalent adjustments were $44 million in 1999, $58 million in 1998, and $34 million in
1997 and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

**Includes Cayman Islands branch office.




<PAGE 9>


Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
------------------------------------------------------------------------------

                                         1999                         1998                        1997
                              ---------------------------  --------------------------  -------------------------
                              Average             Average  Average            Average  Average           Average
                              Balance   Interest    Rate   Balance   Interest   Rate   Balance  Interest   Rate
                              ---------------------------  --------------------------  -------------------------

Liabilities and
Shareholders' Equity
--------------------
Interest-Bearing Deposits
  Domestic Offices
   Money Market Rate
    Accounts                  $ 5,142    $  221     4.30% $ 4,998     $  232    4.65%  $ 4,326    $  196   4.54%
   Savings                      7,757       177     2.28    7,682        193    2.51     7,921       202   2.55
   Certificates of
    Deposit of $100,000
    or More                       526        26     5.03      687         37    5.41       675        37   5.48
   Other Time Deposits          2,238        99     4.42    2,299        110    4.80     2,514       124   4.92
                              -------    ------           -------     ------           -------    ------
   Total Domestic Offices      15,663       523     3.34   15,666        572    3.65    15,436       559   3.62
                              -------    ------           -------     ------           -------    ------
  Foreign Offices
   Banks in Foreign Countries   6,402       264     4.12    5,422        246    4.53     5,304       225   4.25
   Government and
    Official Institutions       1,178        55     4.67    1,205         65    5.39     1,290        69   5.33
   Other Time and Saving       12,613       521     4.13    9,784        491    5.02     8,308       437   5.27
                              -------    ------           -------     ------           -------    ------
   Total Foreign Offices       20,193       840     4.16   16,411        802    4.88    14,902       731   4.91
                              -------    ------           -------     ------           -------    ------
   Total Interest-
    Bearing Deposits           35,856     1,363     3.80   32,077      1,374    4.28    30,338     1,290   4.25
                              -------    ------           -------     ------           -------    ------
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                     2,940       131     4.45    3,147        145    4.60     2,410       121   5.00
 Other Borrowed Funds           2,362       126     5.36    3,761        204    5.42     3,177       168   5.27
Long-Term Debt                  2,306       152     6.57    1,972        136    6.90     1,815       126   6.92
                              -------    ------           -------     ------           -------    ------
      Total Interest-Bearing
        Liabilities            43,464    $1,772     4.07%  40,957     $1,859    4.54%   37,740    $1,705   4.52%
                                         ======                       ======                      ======
Noninterest-Bearing Deposits
  Domestic Offices             10,613                      10,109                        9,423
  Foreign Offices                  95                          76                          149
                              -------                     -------                      -------
    Total Noninterest-
     Bearing Deposits          10,708                      10,185                        9,572
                              -------                     -------                      -------
Other Liabilities               6,004                       5,850                        6,050
Minority Interest - Preferred
 Securities                     1,487                       1,233                          830
Preferred Stock                     1                           1                          103
Common Shareholders' Equity     5,113                       4,915                        4,947
                              -------                     -------                      -------
Total Liabilities
  and Shareholders' Equity    $66,777                     $63,141                      $59,242
                              =======                     =======                      =======
Net Interest Earnings and
     Interest Rate Spread                $1,745     2.19%             $1,709    2.22%             $1,890   2.88%
                                         ======                       ======                      ======
Net Yield on
Interest-Earning Assets                             3.11%                       3.24%                      3.89%
                                                    =====                       =====                      =====
Liabilities Attributable
     to Foreign Offices         35.77%                      31.53%                      30.00%
                                ======                      ======                      ======

<PAGE 10>


Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
----------------------------------------------------------------

                                               1999 vs. 1998                             1998 vs. 1997
                                  -------------------------------------      ----------------------------------

                                    Increase (Decrease)                      Increase (Decrease)
                                     due to change in:                        due to change in:
                                  ---------------------                      -------------------
                                                               Total                                   Total
                                  Average       Average       Increase       Average     Average      Increase
                                  Balance        Rate        (Decrease)      Balance      Rate       (Decrease)
                                  -------       -------      ----------      -------     -------     ----------
Interest Income
---------------
Interest-Bearing Deposits
 in Banks                           $ 96         $ (33)         $  63          $   9       $(13)       $  (4)
Federal Funds Sold and Securities
 Purchased Under Resale Agreements    18           (16)             2             48         (7)          41
Loans
  Domestic Offices
    Credit Card                        -             -              -           (496)         -         (496)
    Other Consumer                    (7)           (5)           (12)           (11)         2           (9)
    Commercial                         1           (82)           (81)           125        (39)          86
  Foreign Offices                     40           (85)           (45)           238         42          280
                                    -----        ------         ------         ------      -----       ------
    Total Loans                       34          (172)          (138)          (144)         5         (139)
Securities
 U.S. Government Obligations         (15)            4            (11)            24          -           24
 Obligations of States and
  Political Subdivisions              (7)           (1)            (8)             2         (4)          (2)
 Other Securities, including
  Trading Assets
  Domestic Offices                    (8)          (15)           (23)            32         24           56
  Foreign Offices                     43            21             64             16        (19)          (3)
                                    -----        ------         ------         ------      -----       ------
    Total Other Securities            35             6             41             48          5           53
                                    -----        ------         ------         ------      -----       ------
    Total Securities                  13             9             22             74          1           75
                                    -----        ------         ------         ------      -----       ------
      Total Interest Income          161          (212)           (51)           (13)       (14)         (27)
                                    -----        ------         ------         ------      -----       ------
Interest Expense
----------------
Interest-Bearing Deposits
 Domestic Offices
  Money Market Rate Accounts           7           (18)           (11)            31          5           36
  Savings                              2           (18)           (16)            (6)        (3)          (9)
  Certificate of Deposits of
   $100,000 or More                   (9)           (2)           (11)             1         (1)           -
  Other Time Deposits                 (3)           (8)           (11)           (10)        (4)         (14)
                                    -----        ------         ------         ------      -----       ------
  Total Domestic Offices              (3)          (46)           (49)            16         (3)          13
                                    -----        ------         ------         ------      -----       ------
 Foreign Offices
  Banks in Foreign Countries          42           (24)            18              6         15           21
Government and Official
   Institutions                       (1)           (9)           (10)            (5)         1           (4)
  Other Time and Savings             126           (96)            30             75        (21)          54
                                    -----        ------         ------         ------      -----       ------
  Total Foreign Offices              167          (129)            38             76         (5)          71
                                    -----        ------         ------         ------      -----       ------
      Total Interest-Bearing
       Deposits                      164          (175)           (11)            92         (8)          84
Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements              (9)           (5)           (14)            34        (10)          24
Other Borrowed Funds                 (76)           (2)           (78)            31          5           36
Long-Term Debt                        22            (6)            16             11         (1)          10
                                    -----        ------         ------         ------      -----       ------
      Total Interest Expense         101          (188)           (87)           168        (14)         154
                                    -----        ------         ------         ------      -----       ------
Change in Net Interest Income       $ 60         $ (24)         $  36          $(181)      $  -        $(181)
                                    =====        ======         ======         ======      =====       ======

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

<PAGE 11>

Market Risk Management
----------------------

     Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, such as loans, securities, deposits and other borrowings. The Company's market risks are primarily interest rate and foreign exchange risk, as well as credit risk. Market risk associated with the Company's trading activities and asset/liability management activities is managed and controlled as discussed under "Market Risk Management", "Trading Activities and Risk Management" and, "Asset/Liability Management" in the "Management's Discussion and Analysis" section of Exhibit 13. Such discussion is incorporated herein by reference.

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

     The Risk Management Sector is responsible for developing and maintaining credit risk policies, as well as for overseeing and reviewing credit guidelines. After development, credit risk policies are reviewed and approved by the Board of Directors. Through the use of a credit approval process and established credit limits, the Company evaluates the credit quality of counterparties, industries, products, and countries. The Company seeks to reduce both on and off-balance-sheet credit risk through portfolio diversification, loan participations, syndications, asset sales, credit enhancements, risk reduction arrangements, and netting agreements.

     Although the Company attempts to minimize its exposure to credit risk, this risk is inherent in the banking industry and can increase as a result of general economic developments.

Provision and Allowance for Credit Losses
-----------------------------------------

The provision for credit losses was $135 million in 1999, compared with $20 million in 1998 and $280 million in 1997. The increase in the provision compared with 1998 was primarily due to the decision to accelerate the disposition of certain loans, some of which were nonperforming, as well as higher charge-offs in the Company's asset based lending businesses.

     Nonperforming assets declined by 18% to $158 million at December 31, 1999. The decrease in nonperforming assets during 1999 is attributable to charge-offs and writedowns of $126 million and paydowns, sales, and returns to accrual status of $163 million. The decrease was partially offset by $254 million of loans placed on nonperforming status.

<PAGE 12>


A summary of nonperforming assets is presented in the following table.


(in millions)                                        December 31,
                                ----------------------------------------------------
                                 1999        1998        1997        1996       1995
                                 ----        ----        ----        ----       ----
Nonaccrual
----------
  Domestic                       $ 83        $126        $159        $175       $184
  Foreign                          63          53          34          38         41
                                 ----        ----        ----        ----       ----
                                  146         179         193         213        225
                                 ----        ----        ----        ----       ----
                                  146         179         193         213        225

Real Estate Acquired
in Satisfaction of Loans           12          14          15          41         72
------------------------         ----        ----        ----        ----       ----
                                 $158        $193        $208        $254       $297
                                 ====        ====        ====        ====       ====
Past Due 90 Days or More
and Still Accruing Interest
---------------------------
Domestic:
  Credit Card                    $  -        $  -        $  1        $215       $214
  Other Consumer                    3           3           2           2          5
  Commercial                       13          26          75          30         51
                                 ----        ----        ----        ----       ----
                                   16          29          78         247        270
Foreign:
  Banks                             3           -           -           -          -
                                 ----        ----        ----        ----       ----
                                 $ 19        $ 29        $ 78        $247       $270
                                 ====        ====        ====        ====       ====


                                                   1999      1998
                                                   ----      ----
Nonperforming Asset Ratio                           0.4%      0.5%
Allowance/Nonperforming Loans                     407.7     355.5
Allowance/Nonperforming Assets                    376.9     328.9


     Net charge-offs were $137 million in 1999, $29 million in 1998, and $354 million in 1997. In 1999, net charge-offs were primarily related to the decision to accelerate the disposition of certain loans, as well as higher charge-offs in the Company's asset based lending businesses. Net charge-offs in 1998 were mainly related to commercial loans, while net charge-offs were primarily attributable to credit card loans in 1997. The total allowance for credit losses was $595 million and $636 million at year-end 1999 and 1998. The ratio of the total allowance for credit losses to year-end loans was 1.58% and 1.66% at December 31, 1999 and 1998.

     In 1999 as part of its continuing strategy to align credit products with fiduciary and servicing businesses, the Company reviewed its credit portfolio and decided to accelerate the disposition of certain loans based on, in part, cross sell potential and overall profitability. As a result, in 1999 the Company categorized over $1 billion of loans as available for sale and recorded a liquidity charge of $124 million. At December 31, 1999, the remaining credit exposures available for sale totaled $538 million with outstandings of $318 million.


<PAGE 13>

The following table details changes in the Company's allowance for credit losses for the last five years.

(dollars in millions)                1999          1998          1997          1996          1995
                                     ----          ----          ----          ----          ----
Loans Outstanding, December 31,   $37,547       $38,386       $35,127       $37,006       $37,687
Average Loans Outstanding          38,881        38,340        36,577        36,698        35,421

Allowance for Loan Losses
-------------------------
Balance, January 1
    Domestic                        $ 498         $ 441         $ 670         $ 515         $ 509
    Foreign                            69            44            38            82           155
    Unallocated                        69           156           193           159           128
                                    ------        ------        ------        ------        ------
Total, January 1                      636           641           901           756           792
                                    ------        ------        ------        ------        ------
Allocations and Acquisitions (1)      (39)            4          (186)            -            11

Charge-Offs
  Domestic
    Commercial and Industrial        (104)          (34)          (89)          (46)          (56)
    Real Estate & Construction         (5)            -             -           (11)          (19)
    Consumer                           (8)          (10)          (13)          (16)          (15)
    Credit Card                         -             -          (298)         (503)         (294)
Foreign                               (37)           (7)           (3)           (4)          (48)
                                    ------        ------        ------        ------        ------
     Total                           (154)          (51)         (403)         (580)         (432)
                                    ------        ------        ------        ------        ------
Recoveries
  Domestic
    Commercial and Industrial          10             7             9            15            14
    Real Estate & Construction          2             7             3             -             3
    Consumer                            4             5             8             7            10
    Credit Card                         -             -            23            62            27

  Foreign                               1             3             6            41             1
                                    ------        ------        ------        ------        ------
     Total                             17            22            49           125            55
Net Charge-Offs                      (137)          (29)         (354)         (455)         (377)
                                    ------        ------        ------        ------        ------

Provision                             135            20           280           600           330

Balance, December 31,
  Domestic                            485           498           441           670           515
  Foreign                              71            69            44            38            82
  Unallocated                          39            69           156           193           159
                                    ------        ------        ------        ------        ------
     Total, December 31,            $ 595         $ 636         $ 641         $ 901         $ 756
                                    ======        ======        ======        ======        ======
Ratios
------
Net Charge-Offs to Average Loans
 Outstandings                        0.35%         0.08%         0.97%         1.24%         1.06%
                                    ======        ======        ======        ======        ======
Net Charge-Offs to Total Allowance  23.03%         4.56%        55.23%        50.50%        49.87%
                                    ======        ======        ======        ======        ======
Total Allowance to Year-End Loans
 Outstanding                         1.58%         1.66%         1.82%         2.44%         2.01%
                                     =====         =====         =====         =====         =====

(1)  In 1999, $39 million was allocated to BNYFC loans sold. In 1997, $186 million of the allowance was allocated to credit card loans sold in 1997.


     At December 31, 1999 and 1998, the Company's nonperforming real estate loans and real estate acquired in satisfaction of loans aggregated $12 million and $40 million, respectively. Real estate loan net charge-offs were $3 million in 1999 with net recoveries of $7 million in 1998. In addition, other real estate expenses were $1 million and $2 million in 1999 and 1998.

     At December 31, 1999, the Company's emerging markets exposures consisted of $111 million in medium-term loans (and no material commitments), $1,393 million in short-term loans, primarily trade related, and $254 million in investments. The Company expects to complete the sale of an investment in Brazil ($44 million carrying value) in the second quarter of 2000 with a small gain. In addition, the Company has $308 million of debt securities of emerging market countries, including $256 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Emerging market

<PAGE 14>

countries where the Company has exposure include Argentina, Brazil, Bulgaria, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, Honduras, Indonesia, Iraq, Jamaica, Malaysia, Mexico, Morocco, Panama, Peru, Philippines, Russia, Thailand, Uruguay, Venezuela, and Vietnam.

     The Company's consumer loan portfolio is comprised principally of other installment and residential loans. Residential and auto loans are collateralized, thereby reducing the risk.

     The Company's loans to the energy industry primarily consist of credits with investor-owned electric and gas utilities, and oil, gas and mining companies. There were no nonperforming loans to borrowers in this industry at December 31, 1999 and 1998. There were no charge-offs in this industry in 1999 and 1998.

     The Company's loans to the media and telecommunications industries primarily consist of credits with cable television operators, broadcasters, magazine and newspaper publishers, motion picture theaters and regional telephone companies. Nonperforming loans to borrowers in these industries were $7 million and zero at December 31, 1999 and 1998. Charge-offs were $15 million and zero in 1999 and 1998.

     The Company's portfolio of loans for purchasing or carrying securities is comprised largely of overnight loans which are fully collateralized, with appropriate margins, by marketable securities. Throughout its many years of experience in this area, the Company has rarely experienced a loss.

     The Company makes loans to mortgage bankers to fund their operations and mortgages to be sold to investors. Frequently these loans are collateralized by the mortgages sold to investors. Nonperforming loans were $10 million and zero at December 31, 1999 and 1998. Charge-offs were $44 million and zero in 1999 and 1998.

Based on an evaluation of individual credits, historical credit losses and global economic factors, the Company has allocated its allowance for credit losses as follows:

[CAPTION]

                           1999       1998        1997        1996       1995
                           ----       ----        ----        ----       ----
[S]                        [C]        [C]         [C]         [C]        [C]

Real Estate                   4%         3%          4%          5%         7%
Domestic Commercial
  And Industrial             78         74          64          40         36
Consumer                      -          1           1           1          2
Credit Card                   -          -           -          29         23
Foreign                      12         11           7           4         11
Unallocated                   6         11          24          21         21
                           ----       ----        ----        ----       ----
                            100%       100%        100%        100%       100%
                           ====       ====        ====        ====       ====

<PAGE 15>


Securities
----------

The following table shows the maturity distribution by carrying amount and yield
(not on a taxable equivalent basis) of the Company's securities portfolio at
December 31, 1999.
                                          U.S.            States and      Other Bonds,    Asset-Backed
                          U.S.            Government      Political       Notes and       and Equity
                          Government      Agency          Subdivisions    Debentures      Securities
                          -------------   -------------   -------------   -------------   -------------
(dollars in millions)     Amount  Yield*  Amount  Yield*  Amount  Yield*  Amount  Yield*  Amount  Yield*   Total
                          ------  -----   ------  -----   ------  -----   ------  -----   ------  -----    -----
Securities Held-
----------------
 to-Maturity
------------
One Year or Less          $    9  4.82%    $   3   6.89%  $  191   5.72%   $ 80    6.59%   $    -     -%  $  283
Over 1 through 5 Years         3  6.18         1   8.00       32   5.61     111    4.01         -     -      147
Over 5 through 10 Years        -     -         -      -       29   6.61     206    6.60         -     -      235
Over 10 years                  -     -         -      -       23   6.73      69    6.06         -     -       92
Asset-Backed Securities        -     -       114   7.25        -      -       -       -         -     -      114
                          ------           -----          ------           ----            ------         ------
                          $   12  5.19%    $ 118   7.04%  $  275   5.88%   $466    5.90%   $    -     -   $  871
                          ======           =====          ======           ====            ======         ======
Securities Available-
---------------------
 for-Sale
---------
One Year or Less          $  679  5.74%    $  50   5.56%  $    4   5.66%   $604    4.78%   $    -     -%  $1,337
Over 1 through 5 Years     1,754  5.85        65   5.94       44   5.08     184    5.31         -     -    2,047
Over 5 through 10 Years      185  5.97       401   6.72       61   5.24      20    6.54         -     -      667
Over 10 years                 99  6.33       216   6.51      208   5.54      36    5.86         -     -      559
Asset-Backed Securities        -     -         -      -        -      -       -       -       354  6.04      354
Equity Securities              -     -         -      -        -      -       -       -     1,064  2.07    1,064
                           -----           -----          ------           ----            ------         ------
                          $2,717  5.85%    $ 732   6.51%  $  317   5.42%   $844    4.98%   $1,418  3.07%  $6,028
                          ======           =====          ======           ====            ======         ======

*Yields are based upon the amortized cost of securities.

Loans
-----
The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 1999.

                                                                 Over 1 Year
                                                      1 Year     Through       Over
(in millions)                                         or Less    5 Years       5 Years     Total
                                                      -------    -----------   -------    ------
Domestic
--------
Real Estate, Excluding Loans Collateralized
 by 1-4 Family Residential Properties                $   368       $ 1,140      $1,538   $ 3,046
Commercial and Industrial Loans                        3,317         8,313       2,770    14,400
Other, Excluding Loans to Individuals and those
 Collateralized by 1-4 Family Residential Properties   4,917         1,254          88     6,259
                                                     -------       -------      ------   -------
                                                       8,602        10,707       4,396    23,705
Foreign                                                2,890         1,499         958     5,347
-------
                                                     -------       -------      ------   -------
   Total                                             $11,492       $12,206      $5,354   $29,052
                                                     =======       =======      ======   =======
Loans with:
  Predetermined Interest Rates                       $ 2,647       $ 1,004      $1,466   $ 5,117
  Floating Interest Rates                              8,845        11,202       3,888    23,935
                                                     -------       -------      ------   -------
   Total                                             $11,492       $12,206      $5,354   $29,052
                                                     =======       =======      ======   =======

Deposits
--------
     The aggregate amount of deposits by foreign customers in domestic offices was $7.1 billion, $5.4 billion, and $4.5 billion at December 31, 1999, 1998, and 1997.
     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 1999.

                                                             Other
                                        Certificates         Time
(in millions)                           of Deposits          Deposits          Total
                                        --------------------------------------------

3 Months or Less                              $1,044           $2,632         $3,676
Over 3 Through 6 Months                          134                -            134
Over 6 Through 12 Months                         113                3            116
Over 12 Months                                   289               15            304
                                              ------           ------         ------
     Total                                    $1,580           $2,650         $4,230
                                              ======           ======         ======

<PAGE 16>

     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.


Other Borrowed Funds
--------------------
Information related to other borrowed funds in 1999, 1998, and 1997 is presented in the table below.

                                                1999                   1998                   1997
                                          --------------------------------------------------------------
(dollars in millions)                              Average                Average                Average
                                          Amount     Rate       Amount      Rate       Amount      Rate
                                          ------   -------      ------    -------      ------   --------
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements
  At December 31                          $1,318     2.46%      $1,571      3.78%      $2,329      4.32%
  Average During Year                      2,940     4.45        3,147      4.60        2,410      5.00
  Maximum Month-End Balance During Year    3,639     2.58        4,684      4.65        3,805      5.45

Other*
  At December 31                          $1,595     3.97%      $2,963      4.86%      $2,960      5.69%
  Average During Year                      2,362     5.36        3,761      5.42        3,177      5.27
  Maximum Month-End Balance During Year    3,476     4.70        3,467      5.07        3,439      5.12


*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.

Foreign Assets
--------------
     Foreign assets are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's foreign assets may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. At December 31, 1999, the Company had cross border exposure of more than 1% of its total assets in Germany, totaling $1.2 billion, in the United Kingdom, totaling $1.1 billion and in France, totaling $1.1 billion. Germany's assets consisted of $935 million attributable to banks and other financial institutions, $173 million attributable to public sector entities, and $120 million attributable to commercial, industrial and other companies. The United Kingdom's assets consisted of $607 million attributable to banks and other financial institutions and $500 million attributable to commercial, industrial and other companies. France's assets consisted of $830 million attributable to banks and other financial institutions, $182 million attributable to public sector entities, and $39 million attributable to commercial, industrial and other companies. At December 31, 1999, the Company had cross border exposure of more than .75% of its total assets in Belgium and Italy, aggregating $1.3 billion. At December 31, 1998, the Company had cross border exposure of more than .75% of its total assets in France and Hong Kong, aggregating $1.1 billion.


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

<PAGE 17>


EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
------------------------------------------------------------------------------------------
                                                                                   Company
                                                                                   Officer
Name                           Office and Experience                          Age   Since
----                           ---------------------                          ---  -------
Thomas A. Renyi     1998-2000  Chairman and Chief Executive Officer           54    1992
                               of the Company and the Bank
                    1997-1998  President and Chief Executive Officer of
                               the Company and the Bank
                    1996-1997  President of the Company and President and
                               Chief Executive Officer of the Bank
                         1995  President of the Company and President and
                               Chief Operating Officer of the Bank

Alan R. Griffith    1995-2000  Vice Chairman of the Company and the Bank      58    1990

Gerald L. Hassell   1998-2000  President of the Company and the Bank and      48    1998
                               Senior Executive Vice President of the Company
                    1995-1998  Chief Commercial Banking Officer and
                               Senior Executive Vice President of the Bank

Bruce W. Van Saun   1998-2000  Senior Executive Vice President of the         42    1998
                               Company and Chief Financial Officer of the
                               Company and the Bank
                    1997-1998  Executive Vice President and Chief Financial
                               Officer of the Bank
                    1995-1997  Chief Financial Officer Deutsche Bank
                               North America

Thomas J. Mastro    1999-2000  Comptroller of the Company and the Bank        50    1999
                    1998-1999  Senior Vice President of the Bank
                    1995-1998  Vice President of the Bank

Robert J. Goebert   1995-2000  Auditor of the Company, Senior Vice            58    1982
                               President of the Bank

OFFICERS OF BNY WHO PERFORM MAJOR PLOICY MAKING FUNCTIONS:
------------------------------------------------------------------------------------------
                                                                                   Bank
                                                                                 Executive
                                                                                  Officer
Name                           Office and Experience                          Age  Since
----                           ---------------------                          --- -------

Robert J. Mueller   1998-2000  Senior Executive Vice President -              58    1989
                               Asset Based Lending Sector
                    1995-1998  Senior Executive Vice President and
                               Chief Credit Policy Officer


There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

<PAGE 18>

ITEM 2.  PROPERTIES
-------------------
     At December 31, 1999 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey and Connecticut; Harrison, New York; Newark, Delaware; Brussels, Belgium; London, England; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     The Company is cooperating with investigations being conducted by law enforcement and bank regulatory authorities focusing on funds transfer activities in certain accounts at BNY, principally involving wire transfers from Russian and other sources in Eastern Europe. The investigations center around accounts controlled by Peter Berlin, his wife, Lucy Edwards (until discharged in September 1999, an officer of BNY), and companies and persons associated with them. Berlin and Edwards have pleaded guilty to various federal criminal charges.
     On February 8, 2000, BNY entered into a written agreement with both the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls. A substantial portion of these were in place on the date the agreement was signed.
     Three purported shareholder derivative actions have been filed in connection with these Russian related matters - - two in the United States District Court for the Southern District of New York and one in the New York Supreme Court, New York County - - against certain directors and officers of the Company and BNY alleging that the defendants have breached their fiduciary duties of due care and loyalty by aggressively pursuing business with Russian banks and entities without implementing sufficient safeguards and failing to supervise properly those responsible for that business. The actions seek, on behalf of the Company and BNY, monetary damages from the defendants, corrective action and attorneys' fees.
     Additionally, on October 7, 1999 six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian Bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended, alleges that the Company and BNY and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It seeks an unspecified amount of damages believed to exceed $500 million, along with punitive damages of $500 million, interest, costs, attorneys' fees, expert fees, and other expenses. The amended compliant seeks a trebling of any RICO damages. The Company and BNY have filed a motion to dismiss the amended complaint in its entirety. The Company and BNY believe that the allegations of the amended complaint are without merit and intend to defend the actions vigorously.
     The Company does not expect that any of the foregoing civil actions will have a material impact on the Company's consolidated financial condition.

     In the ordinary course of business, there are various legal claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 1999.

<PAGE 19>

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. All of the Company's other securities are not currently listed. The Company had 29,176 common shareholders of record at February 29, 2000.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     Selected financial data are incorporated herein by reference from the "Financial Highlights" section included in Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------
     Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference from the corresponding section of Exhibit 13.

FORWARD LOOKING STATEMENTS

     The information presented with respect to earnings growth, the Company's plans and objectives in moving toward fee based business and otherwise is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results. As such forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include variations in management projections or market forecasts and the actions that management could take in response to these changes.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", and words of like import are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements. These statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including future changes in interest rates, general credit quality, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, credit, market and operating risk, and loan demand. In addition, the Company's future results of operations, discussions of future plans and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-K involve a number of risks and uncertainties, including risks relating to the uncertainties created by the enactment of the Gramm-Leach-Bliley Financial Modernization Act of 1999. As a result of variations in such factors, actual results may differ materially from any forward looking statements.

Forward looking statements speak only as of the date they are made. The Company will not update forward looking statements to reflect factual assumptions, circumstances or events which have changed after a forward looking statement was made.

Government Monetary Policies

     The Federal Reserve Board has the primary responsibility for United States monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates and thus on the earnings of the Company.

<PAGE 20>

Legislation and Regulation

     The Gramm-Leach-Bliley Financial Modernization Act of 1999:

a) Allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

b)  Allows insurers and other financial services companies to acquire banks;

c) Removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

d) Establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     See page 11 "Market Risk Management".

     Quantitative and qualitative disclosure about market risk are incorporated herein by reference from the "Market Risk Management", "Trading Activities and Risk Management", and "Asset/Liability Management" sections included in Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     Consolidated financial statements and notes and the independent auditors' report are incorporated herein by reference from Exhibit 13 to this Report.

     Supplementary financial information is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13.

<PAGE 21>

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------
     There have been no events which require disclosure under Item 304 of Regulation S-K.

PART III
--------
     The material responsive to Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting, except for information as to Executive Officers set forth in Part I,
Item 1.

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


(b) Reports on Form 8-K:

     October 18, 1999: Unaudited interim financial information and accompanying discussion for the third quarter of 1999.

     December 6, 1999: 7.30% Senior Subordinated Notes due 2009 with four exhibits: underwriting agreement, dated November 30, 1999; the Form of Note; an Officers' Certificate pursuant to Section 301 of the Indenture; and the opinion as to the legality of the Notes.

     December 16, 1999: Projections and earnings estimates presented to the financial analysts on December 16, 1999.

     January 18, 2000: Unaudited interim financial information and accompanying discussion for the fourth quarter of 1999.


(c) Exhibits:

     Submitted as a separate section of this report.

(d) Financial Statements Schedules:

     None

<PAGE 22>

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on the 14th day of March, 2000.

                                  THE BANK OF NEW YORK COMPANY, INC.


                             By:  \s\ Thomas J. Mastro
                                  -------------------------------------

                                  (Thomas J. Mastro,
                                   Comptroller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2000.

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


\s\ Thomas J. Mastro                          Comptroller
------------------------------------          (Principal Accounting Officer)
(Thomas J. Mastro)


\s\ J. Carter Bacot                           Director
------------------------------------
(J. Carter Bacot)


\s\ Richard Barth                             Director
------------------------------------
(Richard Barth)


\s\ Frank J. Biondi, Jr.                      Director
------------------------------------
(Frank J. Biondi, Jr.)

<PAGE 23>

\s\ William R. Chaney                         Director
------------------------------------
(William R. Chaney)


\s\ Nicholas M. Donofrio                      Director
------------------------------------
(Nicholas M. Donofrio)


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


\s\ John C. Malone                            Director
------------------------------------
(John C. Malone)


\s\ Donald L. Miller                          Director
------------------------------------
(Donald L. Miller)


\s\ Catherine A. Rein                         Director
------------------------------------
(Catherine A. Rein)


\s\ William C. Richardson                     Director
------------------------------------
(William C. Richardson)


\s\ Brian L. Roberts                          Director
------------------------------------
(Brian L. Roberts)

<PAGE 24>


INDEX TO EXHIBITS

Exhibit No.
----------

3  (a)  The By-Laws of The Bank of New York Company, Inc. as amended through
        October 13, 1987- incorporated by reference to Exhibit 3(a) to the Company's 1987 Annual Report on Form 10-K.

   (b) Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated July 20, 1994, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

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

   (b) Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985 between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the Company's registration statement on Form 8-A dated December 18,1995.

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

<PAGE 25>

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

  *(o) Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual report on Form 10-K for the year ended
        December 31, 1994.

  *(p) Amendment dated November 14, 1995 to The Bank of New Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company's Annual report on Form 10-K for the year ended
        December 31, 1995.

  *(q) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1993.

<PAGE 26>

  *(r) Amendment dated January 12, 1999 to the 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc, incorporated by reference to exhibit 10 (r) to the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

  *(z) Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  *(aa) The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

 <PAGE 27>

        to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(gg) Amendment dated December 23, 1999 to the Trust Agreement dated
        November 16, 1993 related to executive compensation.

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

  *(kk) Amendment dated December 10, 1996 to The Bank of New York Company,
        Inc. Excess Benefit Plan.

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

  *(nn) Consulting Agreement dated June 18, 1999.

  *(oo) Amendment dated September 11, 1998 to the Trust Agreement dated
        November 16, 1993 related to executive compensation agreements, Incorporated by reference to Exhibit 10(oo) to the the Company's Annual Report on Form 10-K for the year ended December 31,1998.

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

  *(uu) Amendment dated February 9, 1999 to The Bank of New York Company, Inc.
        Retirement Plan for Non-Employee Directors, Incorporated by reference To Exhibit 10(uu) to the Company's Annual Report on Form 10-K for the

 <PAGE 28>

        Year ended December 31, 1998.

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

  *(yy) Enhanced Severance Agreement dated July 8, 1997.

12      Statement - Re: Computation of Earnings to Fixed Charges Ratios

13      Portions of the 1999 Annual Report to Shareholders

21      Subsidiaries of the Registrant

23.1    Consent of Ernst & Young LLP

27      Financial Data Schedule


* Constitutes a Management Contract or Compensatory Plan or Arrangement