Form 10-Q
period 2000-03-31
BANK OF NEW YORK CO INC
filed 2000-05-09
CIK 9626

<PAGE 1>




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 737,523,395 shares as of April 30, 2000.


<PAGE 2>


                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS



PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 2000 and December 31, 1999                      3

          Consolidated Statements of Income
          For the Three Months Ended March 31, 2000 and 1999        4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Three
          Months Ended March 31, 2000                               5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 2000 and 1999        6

          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          12

PART 2.  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                         21

Item 6.  Exhibits and Reports on Form 8-K                          22

SIGNATURE                                                          23


<PAGE 3>

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                      THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                            March 31,        December 31,
                                                              2000                1999
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 3,873             $ 3,276
Interest-Bearing Deposits in Banks                           6,225               6,850
Securities:
  Held-to-Maturity (fair value of $850 in 2000
   and $839 in 1999)                                           875                 871
  Available-for-Sale                                         6,080               6,028
                                                           -------             -------
    Total Securities                                         6,955               6,899
Trading Assets at Fair Value                                 8,789               8,715
Federal Funds Sold and Securities Purchased Under Resale
 Agreements                                                  2,629               5,383
Loans (less allowance for credit losses of $600 in 2000
 and $595 in 1999)                                          40,057              36,952
Premises and Equipment                                         894                 893
Due from Customers on Acceptances                              969                 739
Accrued Interest Receivable                                    356                 319
Other Assets                                                 5,294               4,730
                                                           -------             -------
     Total Assets                                          $76,041             $74,756
                                                           =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $13,113             $12,162
 Interest-Bearing
   Domestic Offices                                         15,548              16,319
   Foreign Offices                                          26,775              27,270
                                                           -------             -------
     Total Deposits                                         55,436              55,751
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                            1,440               1,318
Other Borrowed Funds                                         4,710               3,825
Acceptances Outstanding                                        970                 740
Accrued Taxes and Other Expenses                             2,696               2,644
Accrued Interest Payable                                       137                 131
Other Liabilities                                            1,099                 893
Long-Term Debt                                               2,829               2,811
                                                           -------             -------
     Total Liabilities                                      69,317              68,113
                                                           -------             -------

Company-Obligated Mandatory Redeemable Preferred
 Trust Securities of Subsidiary Trust Holding Solely
 Junior Subordinated Debentures                              1,500               1,500
                                                           -------             -------
Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 16,787 shares
  in 2000 and 16,787 shares in 1999                              1                   1
 Common Stock-par value $7.50 per share,
  authorized 1,600,000,000 shares, issued
  980,496,116 shares in 2000 and
  977,961,165 shares in 1999                                 7,354               7,335
 Additional Capital                                            355                 315
 Retained Earnings                                           2,841               2,620
 Accumulated Other Comprehensive Income                         31                  30
                                                           -------             -------
                                                            10,582              10,301
 Less: Treasury Stock (241,961,139 shares in 2000
        and 237,747,242 shares in 1999), at cost             5,348               5,148
       Loan to ESOP (1,444,005 shares in 2000
        and 1,444,005 in 1999), at cost                         10                  10
                                                           -------             -------
     Total Shareholders' Equity                              5,224               5,143
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $76,041             $74,756
                                                           =======             =======

----------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.



<PAGE 4>
                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                       (In millions, except per share amounts)
                                    (Unaudited)

                                                                For the three
                                                                months ended
                                                                  March 31,

                                                              2000        1999
                                                              ----        ----
Interest Income
---------------
Loans                                                       $  716       $ 661
Securities
  Taxable                                                       80          64
  Exempt from Federal Income Taxes                              15          10
                                                            ------       -----
                                                                95          74
Deposits in Banks                                               71          64
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                        49          53
Trading Assets                                                 102           5
                                                            ------       -----
    Total Interest Income                                    1,033         857
                                                            ------       -----
Interest Expense
----------------
Deposits                                                       472         317
Federal Funds Purchased and Securities Sold
 Under Repurchase Agreements                                    36          31
Other Borrowed Funds                                            29          48
Long-Term Debt                                                  49          34
                                                            ------       -----
    Total Interest Expense                                     586         430
                                                            ------       -----
Net Interest Income                                            447         427
-------------------
Provision for Credit Losses                                     20          15
                                                            ------       -----
Net Interest Income After Provision for
 Credit Losses                                                 427         412
                                                            ------       -----
Noninterest Income
------------------
Servicing Fees
 Securities                                                    372         291
 Cash                                                           66          69
                                                            ------       -----
                                                               438         360
Private Client Services and
 Asset Management Fees                                          70          58
Service Charges and Fees                                        90          85
Securities Gains                                                40          50
Other                                                           99          72
                                                            ------       -----
    Total Noninterest Income                                   737         625
                                                            ------       -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 359         312
Net Occupancy                                                   45          41
Furniture and Equipment                                         26          23
Other                                                          172         133
                                                            ------       -----
    Total Noninterest Expense                                  602         509
                                                            ------       -----
Income Before Income Taxes                                     562         528
Income Taxes                                                   196         184
Distribution on Preferred Trust Securities                      28          28
                                                            ------       -----
Net Income                                                  $  338       $ 316
----------                                                  ======       =====
Net Income Available to Common Shareholders                 $  338       $ 316
-------------------------------------------                 ======       =====

Per Common Share Data:
----------------------
   Basic Earnings                                            $0.46       $0.41
   Diluted Earnings                                           0.46        0.41
   Cash Dividends Paid                                        0.16        0.14
Diluted Shares Outstanding                                     741         779

----------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

<PAGE 5>


                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                       For the three months ended March 31, 2000
                                 (In millions)
                                  (Unaudited)

Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, March 31                                                               1
                                                                          -------

Common Stock
Balance, January 1                                                          7,335
  Issuances in Connection with Employee Benefit Plans                          19
                                                                          -------

Balance, March 31                                                           7,354
                                                                          -------

Additional Capital
Balance, January 1                                                            315
  Issuances in Connection with Employee Benefit Plans                          40
                                                                          -------

Balance, March 31                                                             355
                                                                          -------

Retained Earnings
Balance, January 1                                                          2,620
  Net Income                                                                  338
  Cash Dividends
    Common Stock                                                             (117)
                                                                          -------

Balance, March 31                                                           2,841
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                         58
      Change in Fair Value of Securities Available-for-Sale,
        Net of $10 Million in Taxes                                            19
      Reclassification Adjustment, Net of ($11) Million in Taxes              (20)
                                                                          -------

    Balance, March 31                                                          57
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (28)
      Foreign Currency Translation Adjustment,
        Net of $1 Million in Taxes                                              2
                                                                          -------

    Balance, March 31                                                         (26)
                                                                          -------

Less Treasury Stock
Balance, January 1                                                          5,148
  Issued                                                                      (46)
  Acquired                                                                    246
                                                                          -------

Balance, March 31                                                           5,348
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                             10
                                                                          -------

Balance, March 31                                                              10
                                                                          -------

Total Shareholders' Equity, March 31                                      $ 5,224
                                                                          =======


------------------------------------------------------------------------------------
Comprehensive Income for the three months ended March 31, 2000 and 1999 was $339 million and $258 million.
See accompanying Notes to Consolidated Financial Statements.


<PAGE 6>

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                         For the three months
                                                            Ended March 31,

                                                             2000      1999
                                                             ----      ----
Operating Activities
Net Income                                                 $  338     $  316
Adjustments to Determine Net Cash (Used) Provided by
 Operating Activities:
  Provision for Losses on Loans and Other Real Estate          21         15
  Depreciation and Amortization                                61         49
  Deferred Income Taxes                                       122        122
  Securities Gains                                            (40)       (50)
  Change in Trading Activities                               (533)        (6)
  Change in Accruals and Other, Net                          (290)      (154)
                                                           ------     ------
Net Cash (Used) Provided by Operating Activities             (321)       292
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                  413       (369)
Purchases of Securities Held-to-Maturity                      (69)       (89)
Maturities of Securities Held-to-Maturity                      57        162
Purchases of Securities Available-for-Sale                   (820)      (752)
Sales of Securities Available-for-Sale                        521        403
Maturities of Securities Available-for-Sale                   213         53
Net Principal Disbursed on Loans to Customers              (3,299)    (1,513)
Sales of Loans and Other Real Estate                          117         27
Change in Federal Funds Sold and Securities
 Purchased Under Resale Agreements                          2,754      1,345
Purchases of Premises and Equipment                           (19)       (34)
Acquisitions, Net of Cash Acquired                            (93)       (27)
Proceeds from the Sale of Premises and Equipment                -         20
Other, Net                                                    (91)        31
                                                           ------     ------
Net Cash (Used) by Investing Activities                      (316)      (743)
                                                           ------     ------
Financing Activities
Change in Deposits                                            (72)       406
Change in Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                             122      1,618
Change in Other Borrowed Funds                              1,347       (905)
Proceeds from the Issuance of Preferred Trust Securities        -        200
Proceeds from the Issuance of Long-Term Debt                   15        100
Issuance of Common Stock                                      105         88
Treasury Stock Acquired                                      (246)      (382)
Cash Dividends Paid                                          (117)      (106)
                                                           ------     ------
Net Cash Provided by Financing Activities                   1,154      1,019
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                        80        (21)
                                                           ------     ------
Change in Cash and Due From Banks                             597        547
Cash and Due from Banks at Beginning of Period              3,276      3,999
                                                           ------     ------
Cash and Due from Banks at End of Period                   $3,873     $4,546
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  578     $  458
    Income Taxes                                               15          3
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         -          1

----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


<PAGE 7>
                        THE BANK OF NEW YORK COMPANY, INC.
                    Notes to Consolidated Financial Statements

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

2.  Acquisitions and Dispositions
    -----------------------------

     On January 4, 2000, the Company completed the acquisition of certain assets of Institutional Securities Trading LLC (IST). IST is a commission recapture and third-party services firm primarily serving Taft-Hartley organizations and other plan sponsors. On April 19, 2000, the Company announced that it has reached a definitive agreement to purchase certain assets of Global Execution Network Associates, Inc. (GENA). GENA is a U.S. based broker-dealer, specializing in quantitative and program equity trading in 52 markets globally. GENA's clients are both U.S. and U.K. institutional investors. The acquisition will significantly enhance the Company's non-dollar trading capabilities for the Company's institutional clients worldwide and furthers the Company's strategy to be a recognized leader in global institutional agency brokerage.

     In February 2000 the Company announced that it has signed a definitive agreement to acquire the correspondent clearing business of SG Cowen Securities Corporation. This transaction supports the Company's ongoing strategy of growth in the correspondent clearing business. In April 2000, the Company announced that it has signed a definitive agreement to acquire BHF Securities Corporation, a leading provider of domestic and international correspondent clearing services.

     On March 27, 2000, the Company acquired the corporate trust business of Harris Trust and Savings Bank located in Chicago, Illinois. The transaction involves the transfer of approximately 1,700 trustee and agency appointments for corporate and municipal issues of debt securities. Also during the quarter, the Company announced that it had signed a definitive agreement to acquire Sakura Trust Company's Corporate Trust business. The transaction is expected to close during the second quarter.

     On April 21, 2000, the Company completed the sale of its interest in Banco Credibanco S.A. to Unibanco-Uniao de Bancos Brasileiros S.A

<PAGE 8>

3.  Allowance for Credit Losses
    ---------------------------

     Transactions in the allowance for credit losses are summarized as follows:
                                          Three months ended
                                               March 31,
(In millions)                            2000            1999
                                         ----            ----

Balance, Beginning of Period             $595            $636
  Charge-Offs                             (22)            (22)
  Recoveries                                7               3
                                         ----            ----
  Net Charge-Offs                         (15)            (19)
  Provision                                20              15
                                         ----            ----
Balance, End of Period                   $600            $632
                                         ====            ====

4.  Capital Transactions
    --------------------

     As of April 30, 2000, the Company has approximately 7 million common shares remaining to repurchase under its share buyback programs.

5.  New Accounting Pronouncements
    -----------------------------

     Effective January 1, 2001, a new accounting standard will require the Company to record all derivatives on the balance sheet at fair value and apply new accounting practices for hedging activities. The Financial Accounting Standards Board ("FASB") continues to issue interpretative guidance related to this standard. In addition, the FASB is considering an amendment to the standard. As a result, the Company has not yet determined all of the effects of this new accounting standard.

6.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999:

                                                  Three Months Ended
                                                      March 31,
(In millions, except per share amounts)
                                                   2000      1999
                                                   ----      ----

Net Income                                         $338      $316
Net Income Available to Common Shareholders        $338      $316
Diluted Net Income                                 $338      $316
                                                   ====      ====

Basic Weighted Average Shares Outstanding           732       766
Employee Stock Options                                9        13
                                                   ----      ----
Diluted Weighted Average Shares Outstanding         741       779
                                                   ====      ====

Basic Earnings Per Share:                         $0.46     $0.41
Diluted Earnings Per Share:                        0.46      0.41

7.  Commitments and Contingent Liabilities
    --------------------------------------
     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

<PAGE 9>

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

     The Company's reported first quarter diluted earnings per share were a record 46 cents, up 12% from the 41 cents earned in the first quarter of 1999. Net income for the first quarter was a record $338 million, up 7% from the $316 million earned in the same period last year. The prior period included the results of BNY Financial Corporation ("BNYFC") which was divested in the third quarter of 1999.

     The Company's continued gains in global market share, and the increased pace of investment activities world wide resulted in all areas of securities servicing exceeding expectations. The strategy of offering an industry leading array of products across multiple markets, combined with favorable global market activity fueled strong revenue growth in securities servicing and fiduciary services, producing record results for the first quarter.

     In securities servicing, fee revenues increased to $372 million or 28% for the quarter, while foreign exchange and other trading increased to $76 million or 80%, with both benefiting from the surge in global trading volumes and new business wins. Private client services and asset management fees grew 21%, led by new business growth and continued strong investment performance, as well as the acquisition of Estabrook Capital Management, Inc. The Company's continued focus on fee based businesses resulted in noninterest income growing to 62% of total revenues in the first quarter, up from 59% in the first quarter a year ago.

     Return on average common equity for the first quarter of 2000 was a record 27.07% compared with 25.98% and 24.48% in the fourth and first quarters of 1999, respectively. Return on average assets for the first quarter of 2000 was 1.78% compared with 1.84% and 1.94% in the fourth and first quarters of 1999, respectively.

     Fees from the Company's securities servicing businesses reached $372 million for the first quarter compared with $291 million in the prior year. Significant new business and continued expansion in existing clients' portfolios resulted in assets under custody reaching $6.7 trillion for the quarter. Fee revenue was strong across all product lines with particular strength in global custody, ADR's, and global execution and clearing services.

     Private client services and asset management fees were $70 million for the quarter, up a strong 21% over last year, driven by strong performance in BNY Asset Management, combined with the positive impact of the Estabrook acquisition.

     For the first quarter of 2000, fees in global payment services were $66 million. Revenues from cash management were up 12% from last year's first quarter, driven by significant new deposit and disbursement service business with the Company's specialized industries customers. Revenues from funds transfer grew by 10%, the result of additional electronic payment business received from foreign banks and domestic clients in the on-line brokerage industries. Fees in cash management and funds transfer were up only slightly compared with last year's first quarter due to customers' expanded use of compensating balances in lieu of fees in a rising rate environment. Trade finance fees were down from a year ago primarily due to the sale of BNYFC and reduced pricing in the Asian and Latin American markets evidencing greater economic stability in those regions.

<PAGE 10>

     Foreign exchange and other trading revenues for the quarter increased 36% versus the fourth quarter and 80% versus the first quarter of last year to a record $76 million driven by continued cross selling to the Company's global custody clients and greater market volatility. Foreign exchange revenues from the Company's European based securities servicing operations were particularly strong, complemented by the recent Royal Bank of Scotland Trust Bank ("RBSTB") acquisition.

     Net interest income on a taxable equivalent basis for the first quarter increased to $460 million from $453 million in the fourth quarter of 1999.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 48 cents per share in the first quarter of 2000, up from 43 cents per share in the first quarter of 1999. On the same basis, tangible return on average common equity was 43.03% in the first quarter of 2000 compared with 37.28% in 1999; and tangible return on average assets was 1.93% in the first quarter of 2000 compared with 2.11% in 1999. Amortization of intangibles for the first quarter of 2000 was $28 million compared with $26 million in the first quarter of 1999.

CAPITAL

     The Company's estimated Tier 1 capital and Total capital ratios were 7.39% and 11.50% at March 31, 2000 compared with 7.51% and 11.67% at December 31, 1999, and 7.84% and 11.86% at March 31, 1999. The leverage ratio was 6.66% at March 31, 2000 compared with 7.20% at December 31, 1999 and 7.69% one year ago. The Company's tangible common equity as a percent of total assets was 4.74% at March 31, 2000 compared with 4.79% at December 31, 1999 and 5.88% at March 31, 1999. The decline in the capital ratios reflects growth in the Company's securities servicing businesses and the acquisition of RBSTB, which brought approximately $10 billion in highly liquid, short-term assets and liabilities. In the first quarter of 2000, the Company repurchased approximately 6 million shares under its common stock repurchase programs.

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


<PAGE 11>

NET INTEREST INCOME


                                      1st         4th         1st
                                    Quarter     Quarter     Quarter
                                    -------     -------     -------
(In millions)                        2000        1999        1999
                                     ----        ----        ----
Net Interest Income                  $460        $453        $436
Net Interest Rate
 Spread                              1.96%       2.07%       2.29%
Net Yield on Interest
 Earning Assets                      2.89        3.02        3.18


     Net interest income on a taxable equivalent basis was $460 million in the first quarter of 2000 compared with $453 million in the fourth quarter of 1999 and $436 million in the first quarter of 1999. The net interest rate spread was 1.96% in the first quarter of 2000, compared with 2.07% in the fourth quarter of 1999 and 2.29% one year ago. The net yield on interest-earning assets was 2.89% compared with 3.02% in the fourth quarter of 1999 and 3.18% in last year's first quarter.

     The increase in net interest income and the decline in spread and yield from the fourth quarter was primarily caused by growth in highly liquid but lower yielding assets associated with the Company's securities servicing business.

     Interest income would have been increased by $3 million in both the first quarters of 2000 and 1999 if loans on nonaccrual status at March 31, 2000 and 1999 had been performing for the entire quarter.

NONINTEREST INCOME

                                          1st           4th           1st
                                        Quarter       Quarter       Quarter
                                        -------       -------       -------
(In millions)                            2000          1999          1999
                                         ----          ----          ----
Servicing Fees
  Securities                             $372          $341          $291
  Cash                                     66            65            69
                                         ----          ----          ----
                                          438           406           360
Private Client Services and
 Asset Management Fees                     70            65            58
Service Charges and Fees                   90            88            85
Foreign Exchange and
 Other Trading Activities                  76            56            42
Securities Gains                           40            49            50
Other                                      23            22            30
                                         ----          ----          ----
Total Noninterest Income                 $737          $686          $625
                                         ====          ====          ====

     Securities servicing fees grew 28% reaching $372 million compared with $291 million from a year ago reflecting strong internal growth and the acquisition of RBSTB. Fees from private client services and asset management were $70 million, up 21% from the first quarter of 1999. Securities gains were $40 million, which compares to $49 million in the fourth quarter of 1999 and $50 million a year ago.

<PAGE 12>

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 2000 are as follows:

                                                            1st Quarter 2000
                                    March 31, 2000               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                  $33,219  $    1    $    -     $   25    $    -
 Swaps                        99,649   1,263     1,001      1,318       959
 Written Options              75,163       -       730          -       808
 Purchased Options            39,666      69         -         71         -
Foreign Exchange Contracts:
 Swaps                           199       -         -          -         -
 Written Options              28,245       -        52          -        60
 Purchased Options            31,343     103         -        112         -
 Commitments to Purchase
  and Sell Foreign Exchange   65,821     909       925        836       832
Securities                             6,444        29      6,668        25
                                      ------    ------     ------    ------
Total Trading Account                 $8,789    $2,737     $9,030    $2,684
                                      ======    ======     ======    ======

     The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology, based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by an independent unit on a daily basis. The VAR methodology captures, based on certain assumptions, the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. As the VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management's assessment of market conditions. Additional stress scenarios based upon historic market events are also tested.

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated. During these periods, the daily trading loss did not exceed the calculated VAR amounts on any given day.


(In millions)               1st Quarter 2000                    1st Quarter 1999
                  -----------------------------------  -----------------------------------
Market Risk       Average  Minimum  Maximum  03/31/00  Average  Minimum  Maximum  03/31/99
-----------       -------  -------  -------  --------  -------  -------  -------  --------
Interest Rate       $4.3     $2.7     $6.1    $5.2      $4.9     $2.1    $10.9      $4.7
Foreign Exchange     2.0      1.3      3.8     2.0       1.6      0.8      4.0       1.2
Overall Portfolio    6.3      4.4      8.8     7.2       6.5      3.7     12.1       5.9



<PAGE 13>

NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the first quarter of 2000 was $602 million, up from $571 million in the fourth quarter and $509 million in 1999. The increase was principally due to acquisitions including RBSTB, which closed on October 31, 1999, as well as growth in the Company's securities servicing businesses, including higher spending on technology projects.

     The efficiency ratio for the first quarter of 2000 was 52.1% compared with 52.3% in the fourth quarter of 1999 and 50.3% for the first quarter of 1999.

     The effective tax rates for the first quarter of 2000 and 1999 were 34.8% and 34.9%.

NONPERFORMING ASSETS

                                                                   Change
                                                                 3/31/00 vs.
(Dollars in millions)                 3/31/00      12/31/99       12/31/99
                                     --------      --------       --------
Loans:
     Other Commercial                    27            20              7
     Foreign                             63            63              -
     Regional Commercial                 29            30             (1)
     Loans Available for Sale            32            33             (1)
                                      -----         -----            ---
  Total Loans                           151           146              5
Other Real Estate                         8            12             (4)
                                      -----         -----            ---
  Total                               $ 159         $ 158            $ 1
                                      =====         =====            ===

Nonperforming Assets Ratio              0.4%          0.4%
Allowance/Nonperforming Loans         398.2         407.7
Allowance/Nonperforming Assets        378.1         376.9


     Nonperforming assets totaled $159 million at March 31, 2000, compared with $158 million at December 31, 1999, an increase of $1 million. At March 31, 2000, remaining credit exposures of loans available for sale totaled $389 million with outstandings of $275 million compared with $538 million and $318 million at December 31, 1999, respectively.

     At March 31, 2000, impaired loans (nonaccrual loans over $1 million) aggregated $96 million, of which $62 million exceeded their fair value by $30 million. Impaired loans at March 31, 1999, totaled $174 million, of which $145 million exceeded their fair value by $59 million. For the first quarters of 2000 and 1999, the average amounts of impaired loans were $96 million and $160 million. Interest income (cash received) on impaired loans was zero and $42 thousand for the first quarters of 2000 and 1999, respectively.


<PAGE 14>

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

     The provision for credit losses was $20 million in the first quarter of 2000 compared with $15 million in the first quarter of 1999.

                                    1st          4th          1st
                                  Quarter      Quarter      Quarter
                                  -------      -------      -------
(In millions)                       2000         1999        1999
                                    ----         ----        ----
Provision                           $ 20         $ 15        $ 15
                                    ====         ====        ====
Net(Charge-offs)Recoveries:
  Commercial Real Estate               -            1          (2)
  Other Commercial                   (13)         (11)         (7)
  Consumer                            (1)          (1)         (1)
  Foreign                              -           (2)         (9)
  Other                               (1)          (1)          -
                                    ----         ----        ----
     Total                          $(15)        $(14)       $(19)
                                    ====         ====        ====

Other Real Estate Expenses          $  1         $  -        $  -


     The allowance for credit losses was $600 million, or 1.48% of loans at March 31, 2000 compared with $595 million, or 1.58% of loans at December 31, 1999 and $632 million, or 1.59% of loans at March 31, 1999. The ratio of the allowance to nonperforming assets was 378.1% at March 31, 2000 compared with 376.9% at December 31, 1999 and 284.3% at March 31, 1999.

     Based on an evaluation of individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:
                                         3/31/00    12/31/99    3/31/99
                                         -------    --------    -------

Real Estate                                    3%          4%         2%
Domestic Commercial and Industrial            79          78         82
Foreign                                       12          12         13
Unallocated                                    6           6          3
                                             ---         ---        ---
                                             100%        100%       100%
                                             ===         ===        ===
     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

SEGMENT PROFITABILITY

Segment Data

     The Company has an internal information system that produces performance data for its four segments along product and service lines.

     The Servicing and Fiduciary segment provides a broad array of fee based services. This segment includes the Company's securities servicing, global payment services, and private client services and asset management businesses. Securities servicing includes global custody, securities clearance, mutual funds, unit investment trust, securities lending, American Depositary Receipts, corporate trust, stock transfer and execution services. Global payment services products primarily relate to funds transfer, cash management and trade finance. Private client services and asset management provide traditional banking and trust services to affluent clients and asset management to institutional and private clients.

<PAGE 15>

     The Corporate Banking segment provides lending services, such as term loans, lines of credit, asset based financings, and commercial mortgages, to domestic and international commercial enterprises. Through BNY Capital Markets, the Company provides syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services.

     The Retail Banking segment includes consumer lending, residential mortgage lending, and retail deposit services. The Company operates 352 branches in 22 counties in three states.

     The Financial Markets segment includes trading of foreign exchange and interest rate products, investing and leasing activities, and treasury services to other segments.

     The Company's segment data has been determined on an internal management basis of accounting, other than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles ensure that reported results of the segments track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made.

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

The segments contributed to the Company's profitability as follows:

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate  Retail   Financial  Reconciling  Consolidated
March 31, 2000          Businesses  Banking    Banking  Markets    Items        Total
---------------------   ----------  ---------  -------  ---------  -----------  ------------
Net Interest Income    $   164      $   132     $  128   $    14    $    9      $   447
Provision for
  Credit Losses              -           28          1         -        (9)          20
Noninterest Income         573           75         24        63         2          737
Noninterest Expense        385           53         73        18        73          602
                       -------      -------     ------   -------    ------      -------
Income Before Taxes    $   352      $   126     $   78   $    59    $  (53)     $   562
                       =======      =======     ======   =======    =======     =======

Average Assets         $16,033      $31,223     $4,537   $23,096    $1,649      $76,538
                       =======      =======     ======   =======    ======      =======

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate  Retail   Financial  Reconciling  Consolidated
March 31, 1999          Businesses  Banking    Banking  Markets    Items        Total
---------------------   ----------  ---------  -------  ---------  -----------  ------------
Net Interest Income     $  106      $   169     $  114   $    29    $    9      $   427
Provision for
  Credit Losses              -           29          2         -       (16)          15
Noninterest Income         447           86         21        49        22          625
Noninterest Expense        288           65         75        17        64          509
                        ------      -------     ------   -------    -------     -------
Income Before Taxes     $  265      $   161     $   58   $    61    $  (17)     $   528
                        ======      =======     ======   =======    =======     =======

Average Assets          $6,164      $32,556     $4,533   $21,188    $1,571      $66,012
                        ======      =======     ======   =======    ======      =======


<PAGE 16>

Segment Highlights

Servicing and Fiduciary Businesses
----------------------------------

     Net interest income in the Servicing and Fiduciary segment was $164 million compared with $106 million in 1999. In the first quarter of 2000, noninterest income was $573 million up from $447 million in 1999.

     Fees from the Company's securities servicing businesses reached $372 million for the first quarter compared with $291 million in the prior year. Significant new business and continued expansion in existing clients' portfolios resulted in assets under custody reaching $6.7 trillion for the quarter. Fee revenue was strong across all product lines with particular strength in global custody, ADR's, and global execution and clearing services. During the first quarter of 2000, the Company was appointed for 60% of all new depository receipt programs.

     Private client services and asset management fees were $70 million for the quarter, up a strong 21% over last year, driven by strong performance in BNY Asset Management, combined with the positive impact of the Estabrook acquisition. Assets under management were $62.8 billion while assets under administration were $32.4 billion at March 31, 2000.

     For the first quarter of 2000, fees in global payment services were $66 million. Revenues from cash management were up 12% from last year's first quarter, driven by significant new deposit and disbursement service business with the Company's specialized industries customers. Revenues from funds transfer grew by 10%, the result of additional electronic payment business received from foreign banks and domestic clients in the on-line brokerage industries. Fees in cash management and funds transfer were up only slightly compared with last year's first quarter due to customers' expanded use of compensating balances in lieu of fees in a rising rate environment. Trade finance fees were down from a year ago primarily due to the sale of BNYFC and reduced pricing in the Asian and Latin American markets evidencing greater economic stability in those regions.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the first quarters of 2000 and 1999. Noninterest expense for the first quarter of 2000 was $385 million compared with $288 million in 1999. The rise in noninterest expense is consistent with the increase in growth as well as the added salary and other expenses from acquisitions.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $132 million in the first quarter of 2000, down from last year's $169 million. The decline reflects the sale of BNYFC.

     The first quarter of 2000 provision for credit losses was $28 million compared with $29 million last year. Net charge-offs in the Corporate Banking segment were $14 million and $18 million in the first quarters of 2000 and 1999. Noninterest income was $75 million in the current year compared with $86 million last year. The decline is attributable to the sale of BNYFC partially offset by a 13% increase in revenues associated with capital markets activities and higher income from the Company's offshore banking subsidiaries. Noninterest expense declined to $53 million from $65 million reflecting the sale of BNYFC.


<PAGE 17>

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the first quarter of 2000 was $128 million as compared with $114 million in the first quarter of 1999. The increase reflects the higher value of demand deposits in an increasing rate environment. Noninterest income increased in this same period to $24 million from $21 million. Noninterest expense in the first quarter of 2000 was $73 million as compared with $75 million in the previous year's period. Net charge-offs were $1 million in the first quarters of 2000 and 1999.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter was $14 million compared with 1999's $29 million due to a decline in net interest income from leasing activities reflecting higher interest rates. Noninterest income was $63 million in the first quarter of 2000 up from $49 million in the first quarter of 1999 reflecting growth in interest rate derivatives and foreign exchange proprietary trading. Net charge-offs were zero in the first quarters of 2000 and 1999.

Reconciling Items
-----------------

     Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest expense include $28 million and $26 million of amortization of intangibles in the first quarters of 2000 and 1999, Year 2000 expenses, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

YEAR 2000 READINESS DISCLOSURE

     The Company's data processing systems transitioned to the start of the Year 2000 without exhibiting any material problems. In addition to analysis, remediation, and testing of the Company's systems, the Company's compliance program focused on assessing the Year 2000 readiness of its global sub-custodians, major service providers, correspondents, business partners, and borrowers. The Company has not experienced any material problems due to the Year 2000 performance of any significant third party. The Company's current focus is to monitor continued performance, preparedness, and contingency planning. While contingency planning has been defined as part of the Year 2000 compliance program, owing to the Company's continued exposure to potential Y2K problems, all new measures have been incorporated into the Company's existing Business Continuity Plans.


<PAGE 18>

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

FORWARD LOOKING STATEMENTS

     The information presented with respect to earnings growth, the Company's plans and objectives in moving toward fee based business, legal proceedings, and otherwise is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results. As such forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include variations in management projections or market forecasts and the actions that management could take in response to these changes.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", and words of like import are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements. These statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including future changes in interest rates, general credit quality, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, credit, market and operating risk, and loan demand. In addition, the Company's future results of operations, discussions of future plans and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q involve a number of risks and uncertainties, including risks relating to the uncertainties created by the enactment of the Gramm-Leach-Bliley Financial Modernization Act of 1999. As a result of variations in such factors, actual results may differ materially from any forward looking statements.

     Forward looking statements speak only as of the date they are made. The Company will not update forward looking statements to reflect factual assumptions, circumstances or events which have changed after a forward looking statement was made.


<PAGE 19>

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


<PAGE 20>

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                      (Preliminary)
                                  (Dollars in millions)

                                            For the three months               For the three months
                                            ended March 31, 2000               ended March 31, 1999
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 6,395       $  71       4.47%    $ 5,294       $  64      4.90%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       3,647          49       5.40       4,513          53      4.76
Loans
 Domestic Offices                       20,113         361       7.22      19,817         362      7.40
 Foreign Offices                        20,156         355       7.09      19,504         299      6.22
                                       -------       -----                -------       -----
   Total Loans                          40,269         716       7.15      39,321         661      6.82
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             2,774          42       6.08       2,592          37      5.72
 U.S. Government Agency Obligations        826          14       6.62         857          13      6.33
 Obligations of States and
  Political Subdivisions                   592          12       8.01         626          12      7.70
 Other Securities, including
  Trading Securities                     9,614         142       5.93       2,335          26      4.45
                                       -------       -----                -------       -----
   Total Securities                     13,806         210       6.09       6,410          88      5.53
                                       -------       -----                -------       -----
Total Interest-Earning Assets           64,117       1,046       6.56%     55,538         866      6.32%
                                                     -----                              -----
Allowance for Credit Losses               (609)                              (635)
Cash and Due from Banks                  3,283                              3,075
Other Assets                             9,747                              8,034
                                       -------                            -------
   TOTAL ASSETS                        $76,538                            $66,012
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 5,522          65       4.75%    $ 5,176          52      4.10%
 Savings                                 7,647          47       2.46       7,793          42      2.20
 Certificates of Deposit
  $100,000 & Over                          465           6       5.44         657           8      4.92
 Other Time Deposits                     2,204          26       4.73       2,255          25      4.41
 Foreign Offices                        27,691         328       4.75      18,596         190      4.13
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       43,529         472       4.36      34,477         317      3.72
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,792          36       5.25       2,989          31      4.23
Other Borrowed Funds                     1,996          29       5.80       3,627          48      5.32
Long-Term Debt                           2,823          49       6.84       2,126          34      6.45
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    51,140         586       4.60%     43,219         430      4.03%
                                                     -----                              -----
Noninterest-Bearing Deposits            11,291                             10,424
Other Liabilities                        7,587                              5,682
Minority Interest-Preferred Securities   1,500                              1,447
Preferred Stock                              1                                  1
Common Shareholders' Equity              5,019                              5,239
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $76,538                            $66,012
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 460       1.96%                  $ 436      2.29%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.89%                             3.18%
                                                                 ====                              ====



<PAGE 21>

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     The Company is cooperating with investigations being conducted by federal and state law enforcement and bank regulatory authorities focusing on funds transfer activities in certain accounts at BNY, principally involving wire transfers from Russian and other sources in Eastern Europe, as well as certain other matters involving BNY and its affiliates. The funds transfer investigations center around accounts controlled by Peter Berlin, his wife, Lucy Edwards (until discharged in September 1999, an officer of BNY), and companies and persons associated with them. Berlin and Edwards have pleaded guilty to various federal criminal charges.

     On February 8, 2000, BNY entered into a written agreement with both the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls. Substantial portions of these were in place on the date the agreement was signed.

     Four purported shareholder derivative actions have been filed in connection with these Russian related matters - - two in the United States District Court for the Southern District of New York and two in the New York Supreme Court, New York County - - against certain directors and officers of the Company and BNY alleging that the defendants have breached their fiduciary duties of due care and loyalty by aggressively pursuing business with Russian banks and entities without implementing sufficient safeguards and failing to supervise properly those responsible for that business. The actions seek, on behalf of the Company and BNY, monetary damages from the defendants, corrective action and attorneys' fees.

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian Bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended, alleges that the Company and BNY and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It seeks an unspecified amount of damages believed to exceed $500 million, along with punitive damages of $500 million, interest, costs, attorneys' fees, expert fees, and other expenses. The amended compliant seeks a trebling of any RICO damages. The Company and BNY moved to dismiss the amended complaint, and the Court granted that motion with leave to replead. The Company and BNY believe that the allegations of the amended complaint are without merit and intend to defend the actions vigorously.

     The Company does not expect that any of the foregoing civil actions will have a material impact on the Company's consolidated financial statements.

     In the ordinary course of business, there are various legal claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect on the Company's consolidated financial statements.


<PAGE 22>

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on
     Preferred Trust Securities for the Three Months Ended March 31, 2000 and 1999.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at March 31, 2000.

(b)  The Company filed the following reports on Form 8-K since
     December 31, 1999:

     On January 18, 2000, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 1999 contained in the Company's press release dated January 18, 2000.

     On April 17, 2000, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2000 contained in the Company's press release dated April 17, 2000.


<PAGE 23>


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                       (Registrant)





Date: May 9, 2000                By:   \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller



<PAGE 24>



                                EXHIBIT  INDEX
                                --------------


Exhibit        Description
-------        -----------



   12          Ratio of Earnings to Fixed Charges and Ratio of
               Earnings to Combined Fixed Charges and Distributions on Preferred Trust Securities for the Three Months Ended March 31, 2000 and 1999.

   27 Financial Data Schedule containing selected financial data at March 31, 2000.