Form 10-Q
period 2000-06-30
BANK OF NEW YORK CO INC
filed 2000-08-11
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 738,239,307 shares as of July 31, 2000

                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999                       3

          Consolidated Statements of Income
          For the Three Months and Six Months
          Ended June 30, 2000 and 1999                              4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Six
          Months Ended June 30, 2000                                5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 2000 and 1999           6

          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          12

PART II.  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                         22

Item 2.  Changes in Securities and Use of Proceeds                 23

Item 4.  Submission of Matters to Vote of Security Holders         23

Item 5.  Other Information                                         24

Item 6.  Exhibits and Reports on Form 8-K                          24


SIGNATURE                                                          25


<PAGE 3>

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)



                                                            June 30,          December 31,
                                                              2000                1999
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 4,167             $ 3,276
Interest-Bearing Deposits in Banks                           4,729               6,850
Securities
  Held-to-Maturity (fair value of $897 in 2000
  and $839 in 1999)                                            921                 871
  Available-for-Sale                                         5,767               6,028
                                                           -------             -------
    Total Securities                                         6,688               6,899
Trading Assets at Fair Value                                11,168               8,715
Federal Funds Sold and Securities Purchased Under Resale
  Agreements                                                 4,554               5,383
Loans (less allowance for credit losses of $610 in 2000
  and $595 in 1999)                                         37,508              36,952
Premises and Equipment                                         885                 893
Due from Customers on Acceptances                            1,194                 739
Accrued Interest Receivable                                    331                 319
Other Assets                                                 5,437               4,730
                                                           -------             -------
     Total Assets                                          $76,661             $74,756
                                                           =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $13,671             $12,162
 Interest-Bearing
   Domestic Offices                                         15,851              16,319
   Foreign Offices                                          25,815              27,270
                                                           -------             -------
     Total Deposits                                         55,337              55,751
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           1,455               1,318
Other Borrowed Funds                                         4,626               3,825
Acceptances Outstanding                                      1,196                 740
Accrued Taxes and Other Expenses                             2,887               2,644
Accrued Interest Payable                                       111                 131
Other Liabilities                                            1,213                 893
Long-Term Debt                                               2,829               2,811
                                                           -------             -------
     Total Liabilities                                      69,654              68,113
                                                           -------             -------

Company-Obligated Mandatory Redeemable Preferred
  Trust Securities of Subsidiary Trust Holding Solely
  Junior Subordinated Debentures                             1,500               1,500
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 16,320 shares
  in 2000 and 16,787 shares in 1999                              1                   1
 Common Stock-par value $7.50 per share,
  authorized 1,600,000,000 shares, issued
  982,085,224 shares in 2000 and
  977,961,165 shares in 1999                                 7,366               7,335
 Additional Capital                                            395                 315
 Retained Earnings                                           3,079               2,620
 Accumulated Other Comprehensive Income                         57                  30
                                                           -------             -------
                                                            10,898              10,301
 Less: Treasury Stock (242,441,759 shares in 2000
        and 237,747,242 shares in 1999), at cost             5,381               5,148
       Loan to ESOP (1,444,005 shares
        in 2000 and 1999), at cost                              10                  10
                                                           -------             -------
     Total Shareholders' Equity                              5,507               5,143
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $76,661             $74,756
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


                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                       (In millions, except per share amounts)
                                    (Unaudited)

                                                                For the three       For the six
                                                                months ended        months ended
                                                                  June 30,            June 30,

                                                              2000       1999     2000       1999
                                                              ----       ----     ----       ----
Interest Income
---------------
Loans                                                       $  735      $ 659   $1,451     $1,319
Securities
  Taxable                                                       78         63      157        128
  Exempt from Federal Income Taxes                              15         12       31         22
                                                            ------      -----    -----      -----
                                                                93         75      188        150
Deposits in Banks                                               66         54      137        118
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       69         46      118         99
Trading Assets                                                 144          5      246         10
                                                            ------      -----    -----      -----
    Total Interest Income                                    1,107        839    2,140      1,696
                                                            ------      -----    -----      -----
Interest Expense
----------------
Deposits                                                       521        324      992        641
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                   32         36       69         67
Other Borrowed Funds                                            42         28       70         75
Long-Term Debt                                                  49         35       98         70
                                                            ------      -----    -----      -----
    Total Interest Expense                                     644        423    1,229        853
                                                            ------      -----    -----      -----
Net Interest Income                                            463        416      911        843
-------------------
Provision for Credit Losses                                     25         15       45         30
                                                            ------      -----    -----      -----
Net Interest Income After Provision for
  Credit Losses                                                438        401      866        813
                                                            ------      -----    -----      -----
Noninterest Income
------------------
Servicing Fees
  Securities                                                   403        302      775        593
  Cash                                                          65         70      131        139
                                                            ------      -----    -----      -----
                                                               468        372      906        732
Private Client Services and
  Asset Management Fees                                         72         60      142        118
Service Charges and Fees                                       104         91      194        176
Securities Gains                                                45         50       85        100
Other                                                           91         78      190        150
                                                            ------      -----    -----      -----
    Total Noninterest Income                                   780        651    1,517      1,276
                                                            ------      -----    -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 366        311      725        622
Net Occupancy                                                   45         40       89         81
Furniture and Equipment                                         27         21       53         45
Other                                                          190        141      364        274
                                                            ------      -----    -----      -----
    Total Noninterest Expense                                  628        513    1,231      1,022
                                                            ------      -----    -----      -----
Income Before Income Taxes                                     590        539    1,152      1,067
Income Taxes                                                   206        188      401        372
Distribution on Preferred Trust Securities                      28         28       57         56
                                                            ------      -----    -----      -----
Net Income                                                  $  356      $ 323    $ 694      $ 639
----------                                                  ======      =====    =====      =====
Net Income Available to Common Shareholders                 $  356      $ 323    $ 694      $ 639
-------------------------------------------                 ======      =====    =====      =====

Per Common Share
----------------
   Basic Earnings                                           $ 0.49      $0.42    $0.95      $0.84
   Diluted Earnings                                           0.48       0.42     0.93       0.82
   Cash Dividends Paid                                        0.16       0.14     0.32       0.28
   Diluted Shares Outstanding                                  745        773      743        776


------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                      For the six months ended June 30, 2000
                                 (In millions)
                                  (Unaudited)

Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, June 30                                                                1
                                                                          -------

Common Stock
Balance, January 1                                                          7,335
  Issuances in Connection with Employee Benefit Plans                          31
                                                                          -------

Balance, June 30                                                            7,366
                                                                          -------

Additional Capital
Balance, January 1                                                            315
  Common Stock Issued in Connection with Employee Benefit Plans                80
                                                                          -------

Balance, June 30                                                              395
                                                                          -------

Retained Earnings
Balance, January 1                                                          2,620
  Net Income                                                                  694
  Cash Dividends on Common Stock                                             (235)
                                                                          -------

Balance, June 30                                                            3,079
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                         58
      Change in Fair Value of Securities Available-for-Sale,
        Net of $28 Million in Taxes                                            50
      Reclassification Adjustment, Net of ($12) Million in Taxes              (23)
                                                                          -------

    Balance, June 30                                                           85
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (28)
      Foreign Currency Translation Adjustment                                   -
                                                                          -------

    Balance, June 30                                                          (28)
                                                                          -------

Less Treasury Stock
Balance, January 1                                                          5,148
  Issued                                                                      (59)
  Acquired                                                                    292
                                                                          -------

Balance, June 30                                                            5,381
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                             10
                                                                          -------

Balance, June 30                                                               10
                                                                          -------

Total Shareholders' Equity, June 30                                       $ 5,507
                                                                          =======

------------------------------------------------------------------------------------
Comprehensive Income for the three months ended June 30, 2000 and 1999 was $382 million and $286 million.
Comprehensive income for the six months ended June 30, 2000 and 1999 was $721 million and $544 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                          For the six months
                                                            Ended June 30,

                                                             2000      1999
                                                             ----      ----
Operating Activities
Net Income                                                 $  694     $  639
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Losses on Loans and Other Real Estate          46         30
  Depreciation and Amortization                               122        106
  Deferred Income Taxes                                       256        221
  Securities Gains                                            (85)      (100)
  Change in Trading Activities                             (3,042)      (227)
  Change in Accruals and Other, Net                          (207)      (182)
                                                           ------     ------
Net Cash (Used) Provided by Operating Activities           (2,216)       487
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                2,057       (118)
Purchases of Securities Held-to-Maturity                     (207)      (189)
Maturities of Securities Held-to-Maturity                     145        289
Purchases of Securities Available-for-Sale                 (1,766)    (1,178)
Sales of Securities Available-for-Sale                      1,312        450
Maturities of Securities Available-for-Sale                   778        236
Net Principal Disbursed on Loans to Customers              (1,031)    (3,560)
Sales of Loans and Other Real Estate                          232        107
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                           829        698
Purchases of Premises and Equipment                           (28)       (33)
Acquisitions, Net of Cash Acquired                           (104)       (56)
Proceeds from the Sale of Premises and Equipment                1          2
Other, Net                                                   (132)        12
                                                           ------     ------
Net Cash Provided (Used) by Investing Activities            2,086     (3,340)
                                                           ------     ------
Financing Activities
Change in Deposits                                            372      3,171
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                            137      2,068
Change in Other Borrowed Funds                                873       (381)
Proceeds from the Issuance of Preferred Trust Securities        -        200
Proceeds from the Issuance of Long-Term Debt                   40        206
Repayments of Long-Term Debt                                  (28)       (21)
Issuance of Common Stock                                      170        177
Treasury Stock Acquired                                      (292)      (675)
Cash Dividends Paid                                          (235)      (213)
                                                           ------     ------
Net Cash Provided by Financing Activities                   1,037      4,532
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       (16)       (59)
                                                           ------     ------
Change in Cash and Due From Banks                             891      1,620
Cash and Due from Banks at Beginning of Period              3,276      3,999
                                                           ------     ------
Cash and Due from Banks at End of Period                   $4,167     $5,619
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $1,249     $  915
    Income Taxes                                               89        148
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         1          2

----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                    Notes to Consolidated Financial Statements

1.  General
    -------

     The accounting and reporting policies of The Bank of New York Company, Inc. (the Company), a bank holding company, and its subsidiaries conform with generally accepted accounting principles and general practice within the banking industry. Such policies are consistent with those applied in the preparation of the Company's annual financial statements.

     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Such adjustments are of a normal recurring nature.

2.  Acquisitions and Dispositions
    -----------------------------

     In January 2000, the Company completed the acquisition of certain assets of Institutional Securities Trading LLC ("IST"). IST is a commission recapture and third-party services firm primarily serving Taft-Hartley organizations and other plan sponsors. In May 2000, the Company completed the acquisition of certain assets of Global Execution Network Associates, Inc. ("GENA"). GENA is a U.S. based broker-dealer, specializing in quantitative and program equity trading in 52 markets globally. GENA's clients are both U.S. and U.K. institutional investors. The acquisition will enhance the Company's non-dollar trading capabilities for the Company's institutional clients worldwide and furthers the Company's strategy to be a recognized leader in global institutional agency brokerage.

     In March 2000, the Company completed the acquisition of the correspondent clearing business of SG Cowen Securities Corporation. This transaction supports the Company's ongoing strategy of growth in the correspondent clearing business. In July 2000, the Company completed the acquisition of BHF Securities Corporation, a leading provider of domestic and international correspondent clearing services.

     In March 2000, the Company acquired the corporate trust business of Harris Trust and Savings Bank located in Chicago, Illinois. The transaction involves the transfer of approximately 1,700 trustee and agency appointments for corporate and municipal issues of debt securities. In May 2000, the Company completed its purchase of the issuer, agency and depository services business of Barclays Bank PLC. This transaction involves the transfer of several hundred fiscal, principal paying agent and sub-agent appointments as well as depository holdings on behalf of Euroclear and Clearstream Banking SA. In June 2000, the Company signed a definitive agreement to acquire the corporate trust business of Dai-Ichi Kangyo Bank of California, a wholly-owned subsidiary of the Dai-Ichi Kangyo Bank Ltd., headquartered in Tokyo, Japan.
In July 2000, the Company acquired the corporate trust business of Sakura Trust Company.

     In August 2000, the Company signed a definitive agreement to acquire Ivy Asset Management Corp., a privately-held asset management firm, based in Garden City, New York.

     In April 2000, the Company completed the sale of its interest in Banco Credibanco S.A. to Unibanco-Uniao de Bancos Brasileiros S.A.

3.  Allowance for Credit Losses
    ---------------------------

     Transactions in the allowance for credit losses are summarized as follows:
                                           Six months ended
                                                June 30,
(In millions)                            2000            1999
                                         ----            ----
Balance, Beginning of Period            $ 595           $ 636
  Charge-Offs                             (42)            (42)
  Recoveries                               12               8
                                        -----           -----
  Net Charge-Offs                         (30)            (34)
  Acquisition/(Disposition)                 -             (37)
  Provision                                45              30
                                        -----           -----
 Balance, End of Period                 $ 610           $ 595
                                        =====           =====

4.  Capital Transactions
    --------------------

     As of July 31, 2000, the Company has approximately 7 million common shares remaining to repurchase under its share buyback programs.

5.  New Accounting Pronouncements
    -----------------------------

     Effective January 1, 2001, a new accounting standard will require the Company to record all derivatives on the balance sheet at fair value and apply new accounting practices for hedging activities. The Financial Accounting Standards Board ("FASB") continues to issue interpretative guidance related to this standard. Based upon current interpretations of the standard and market conditions as of June 30, 2000, the adoption of the standard is not expected to have a material effect on the Company's financial position or results of operations.

6.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999:

                                          Three Months Ended    Six Months Ended
                                                June 30,           June 30,
(In millions, except per share amounts)
                                             2000    1999         2000    1999
                                             ----    ----         ----    ----

Diluted Net Income                           $356    $323         $694    $639
                                             ====    ====         ====    ====
Basic Weighted Average
 Shares Outstanding                           733     761          732     763
Shares Issuable on Exercise of
  Employee Stock Options                       12      12           11      13
                                             ----    ----         ----    ----
Diluted Weighted Average Shares Outstanding   745     773          743     776
                                             ====    ====         ====    ====

Basic Earnings Per Share:                  $ 0.49  $ 0.42       $ 0.95  $ 0.84
Diluted Earnings Per Share:                  0.48    0.42         0.93    0.82

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

     The Company's reported second quarter diluted earnings per share were 48 cents, up 14% from the 42 cents earned in the second quarter of 1999. Net income for the second quarter was a record $356 million, up 10% from the $323 million earned in the same period last year. Diluted earnings per share were 93 cents for the first half of 2000, up 13% from the 82 cents earned last year. Net income for the first six months was a record $694 million, an increase of 9% over last year's $639 million. Last year's results included BNY Financial Corporation ("BNYFC") which was divested in the third quarter of 1999.

     The second quarter results offer further evidence of the strength of the Company's long-term strategy to deliver sustainable, high quality revenue and earnings growth. In securities servicing, fee revenues increased to a record $403 million, or 33% for the quarter. Foreign exchange and other trading revenue increased to $71 million or 54% over last year, benefiting from a surge in global trading volumes and market share gains. Private client services and asset management fees grew 21% in the quarter, led by strong performance in all product areas. The Company's continued focus on fee-based businesses resulted in noninterest income growing to 63% of total revenue in the second quarter, up from 61% last year.

     Return on average common equity for the second quarter of 2000 was 26.93% compared with 24.82% in the second quarter of 1999. Return on average assets for the second quarter of 2000 was 1.81% compared with 1.95% in the second quarter of 1999. For the first six months of 2000, return on average common equity was 27.00% compared with 24.65% in 1999. Return on average assets was 1.79% for the first six months of 2000 compared with 1.94% in 1999.

     Fees from the Company's securities servicing businesses reached a record $403 million for the second quarter compared with $302 million last year. For the first six months of 2000, fees from the Company's securities servicing businesses totaled a record $775 million, growing 31% compared with $593 million in 1999. Fee revenue was strong across all product lines with particular strength in global custody, depositary receipts ("DRs"), and global execution and clearing services. Fee revenue also benefited from the acquisition of the Royal Bank of Scotland Trust Bank ("RBSTB") in the fourth quarter of 1999. The Company continues to be the world's leading custodian with assets of $6.8 trillion. Cross-border custody assets now total
$2 trillion, reflecting the rapid expansion of worldwide capital markets.
DR trading activity reached an all time high, evidence of U.S. investor interest in global telecommunication, media, and technology industries as well as significant cross-border merger and acquisition activity.

     Private client services and asset management fees were $72 million for the quarter, up 21% over last year, led by continued superior investment performance by BNY Asset Management resulting in further new business, as well as by the acquisition of Estabrook Capital Management, Inc.

     Total revenues from global payment services, excluding trade finance, were up 10% from last year's second quarter, primarily due to strength in cash management. The introduction of CA$H-Register PlusSM, the Company's new browser-based delivery system for cash management services, has fueled revenue growth in the middle market and small business client segments. Trade finance revenues were down from a year ago primarily due to the sale of BNYFC and reduced pricing, driven by the improved risk profiles of select Asian and Latin American markets.

     Foreign exchange and other trading revenues for the quarter increased 54% over the second quarter of last year to $71 million. In the first six months of 2000, foreign exchange and other trading revenues were $147 million compared with $88 million last year. Foreign exchange revenues from the Company's global securities servicing customer base were particularly strong, due to increased transaction flows and customer penetration.

     Net interest income on a taxable equivalent basis for the second quarter increased to $477 million from $460 million in the first quarter of 2000. For the first six months of 2000, net interest income on a taxable equivalent basis was $937 million compared with $863 million in the first half of 1999.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 51 cents per share in the second quarter of 2000, up 16% from 44 cents per share in the second quarter of 1999. On the same basis, tangible return on average common equity was 41.77% in the second quarter of 2000 compared with 37.79% in 1999; and tangible return on average assets was 1.96% in the second quarter of 2000 compared with 2.11% in 1999. Tangible diluted earnings per share were 99 cents per share for the first six months of 2000, up 14%, compared with 87 cents per share in 1999. Tangible return on average common equity was 42.37% in the first six months of 2000 compared with 37.53% in 1999; and tangible return on average assets was 1.94% in the first six months of 2000 compared with 2.11% last year. Amortization of intangibles for the second quarter and the first six months of 2000 were $28 million and $56 million, respectively, compared with $27 million and $53 million last year.

CAPITAL

     The Company's estimated Tier 1 capital and Total capital ratios were 8.03% and 12.24% at June 30, 2000, compared with 7.39% and 11.49% at
March 31, 2000, and 7.63% and 11.52% at June 30, 1999. The leverage ratio was 6.80% at June 30, 2000, compared with 6.66% at March 31, 2000, and 7.65% one year ago. Tangible common equity as a percent of total assets was 5.11% at June 30, 2000, compared with 4.74% at March 31, 2000, and 5.59% one year ago. The decline in the leverage and tangible common equity ratios from 1999 primarily reflects the acquisition of RBSTB, which brought approximately
$10 billion in highly liquid, short-term assets and liabilities. In the second quarter of 2000, the Company repurchased approximately one million shares under its common stock repurchase programs.

LIQUIDITY

     The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the flexibility of the Company's funding sources under changing market conditions. Stable core deposits, including demand, retail time, and trust deposits from processing businesses, are generated through the Company's diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures is designed to enhance liquidity through the issue of long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets, which can be easily reduced, and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements.

NONINTEREST INCOME

                                          2nd      1st      2nd
                                        Quarter  Quarter  Quarter   Year-to-Date
                                        -------  -------  -------   ------------
(In millions)                            2000     2000     1999     2000    1999
                                         ----     ----     ----     ----    ----
Servicing Fees
  Securities                             $403     $372     $302   $  775  $  593
  Cash                                     65       66       70      131     139
                                         ----     ----     ----   ------  ------
                                          468      438      372      906     732
Private Client Services and
  Asset Management fees                    72       70       60      142     118
Service Charges and Fees                  104       90       91      194     176
Foreign Exchange and
  Other Trading Activities                 71       76       46      147      88
Securities Gains                           45       40       50       85     100
Other                                      20       23       32       43      62
                                         ----     ----     ----   ------  ------
Total Noninterest Income                 $780     $737     $651   $1,517  $1,276
                                         ====     ====     ====   ======  ======

     Total noninterest income reached $780 million, up 20%, from $651 million in the prior year period. The decline in cash servicing fees reflects both lower trade finance fees as well as lower cash management and funds transfer fees due to customers' expanded use of compensating balances in lieu of fees in a rising interest rate environment. Service charges and fees increased to $104 million due to higher capital markets activity. Securities gains were $45 million compared with $40 million in the first quarter of 2000 and $50 million one year ago.

NET INTEREST INCOME

                             2nd         1st         2nd
                           Quarter     Quarter     Quarter        Year to Date
                           -------     -------     -------       --------------
(In millions)               2000        2000        1999        2000        1999
                            ----        ----        ----        ----        ----
Net Interest Income         $477        $460        $427        $937        $863
Net Interest Rate
 Spread                     1.93%       1.96%       2.18%       1.94%       2.24%
Net Yield on Interest-
 Earning Assets             2.91        2.89        3.07        2.90        3.13


     Net interest income on a taxable equivalent basis was $477 million in the second quarter of 2000 compared with $460 million in the first quarter of 2000 and $427 million in the second quarter of 1999. The net interest rate spread was 1.93% in the second quarter of 2000, compared with 1.96% in the first quarter of 2000 and 2.18% one year ago. The net yield on interest-earning assets was 2.91% compared with 2.89% in the first quarter of 2000 and 3.07% in last year's second quarter.

     For the first six months of 2000, net interest income on a taxable equivalent basis, amounted to $937 million compared with $863 million in the first half of 1999. The year-to-date net interest rate spread was 1.94% in 2000 compared with 2.24% in 1999, while the net yield on interest-earning assets was 2.90% in 2000 and 3.13% in 1999.

     The expansion of the Company's securities servicing, global payment services, and asset management businesses continues to generate increased levels of deposits. These additional deposits were invested in high quality liquid assets which increased net interest income, although lowering the net interest-rate spread. The improvement in the yield from the first quarter of 2000 reflects the growing value of interest-free deposits generated by the Company's securities and fiduciary businesses.

     Interest income would have been increased by $1 million and $4 million for the second quarters of 2000 and 1999 and $4 million and $6 million for the first six months of 2000 and 1999 if loans on nonaccrual status at June 30, 2000 and 1999 had been performing for the entire quarter.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 2000 are as follows:

                                                            2nd Quarter 2000
                                    June 30, 2000               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                 $22,334  $     1    $    -    $     3    $    -
  Swaps                     104,466    1,159       984      1,360     1,083
  Written Options            79,720        -       638          -       741
  Purchased Options          46,541       60         -         52         -
Foreign Exchange Contracts:
  Swaps                         346        -         -          -         -
  Written Options            21,500        -        88          -         8
  Purchased Options          23,735      148         -          7         -
  Commitments to Purchase
  and Sell Foreign Exchange  60,262      629       511        905       702
Securities                             9,171       135      9,671       166
                                     -------    ------    --------   ------
Total Trading Account                $11,168    $2,356    $11,998    $2,700
                                     =======    ======    =======    ======

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


(In millions)               2nd Quarter 2000                     Year-to-date 2000
                       -------------------------       -----------------------------------
Market Risk            Average  Minimum  Maximum       Average  Minimum  Maximum  06/30/00
-----------            -------  -------  -------       -------  -------  -------  --------
Interest Rate          $  5.0    $ 4.1    $ 6.6         $ 4.7    $ 2.7    $ 6.6     $ 4.2
Foreign Exchange          1.6      1.0      2.6           1.8      1.0      3.8       2.0
Overall Portfolio         6.6      5.3      8.2           6.5      4.4      8.8       6.2

(In millions)               2nd Quarter 1999                     Year-to-date 1999
                       -------------------------       -----------------------------------
Market Risk            Average  Minimum  Maximum       Average  Minimum  Maximum  06/30/99
-----------            -------  -------  -------       -------  -------  -------  --------
Interest Rate          $  4.7    $ 3.3    $ 7.1         $ 4.8    $ 2.1    $10.9     $ 4.5
Foreign Exchange          1.4      0.7      3.5           1.5      0.7      4.0       1.1
Overall Portfolio         6.1      4.5      8.7           6.3      3.7     12.1       5.6

NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the second quarter of 2000 was $628 million, compared with $513 million in 1999. The increase was principally due to acquisitions and technology investment.

     The efficiency ratio for the second quarter of 2000 was 51.9% compared with 52.1% in the first quarter of 2000 and 49.9% in the second quarter of 1999. For the first half of 2000, the efficiency ratio was 52.0% compared with 50.1% last year.

     The effective tax rate remained unchanged at 34.9% for the second quarter and the first six months of 2000 and 1999.

NONPERFORMING ASSETS

                                                                   Change
                                                                 6/30/00 vs.
(Dollars in millions)                 6/30/00       3/31/00       3/31/00
                                     --------      --------       --------
Loans:
     Other Commercial                 $  45         $  27          $  18
     Foreign                             54            63             (9)
     Regional Commercial                 33            29              4
     Loans Available for Sale            23            32             (9)
                                      -----         -----          -----
  Total Loans                           155           151              4
Other Real Estate                         7             8             (1)
                                      -----         -----          -----
  Total                               $ 162         $ 159           $  3
                                      =====         =====          =====

Nonperforming Assets Ratio              0.4%          0.4%
Allowance/Nonperforming Loans         393.4         398.2
Allowance/Nonperforming Assets        376.4         378.1

     Nonperforming assets totaled $162 million at June 30, 2000, compared with $159 million at March 31, 2000. At June 30, 2000, remaining credit exposures of loans available for sale totaled $246 million with outstandings of $144 million compared with $389 million and $275 million at March 31, 2000, respectively.

     At June 30, 2000, impaired loans (nonaccrual loans over $1 million) aggregated $110 million, of which $83 million exceeded their fair value by $25 million. Impaired loans at June 30, 1999, totaled $173 million, of which $148 million exceeded their fair value by $72 million. For the second quarters of 2000 and 1999, the average amounts of impaired loans were $103 million and $174 million. Interest income (cash received) of $589 thousand was received on the impaired loans in the second quarter of 2000, while $60 thousand was received during the second quarter of 1999.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

                                  2nd         1st          2nd
                                Quarter     Quarter      Quarter    Year-to-date
                                -------     -------      -------   -------------
(In millions)                     2000        2000        1999     2000     1999
                                  ----        ----        ----     ----     ----
Provision                         $ 25        $ 20        $ 15     $ 45     $ 30
                                  ====        ====        ====     ====     ====
Net(Charge-offs)Recoveries:
  Commercial Real Estate             -           -           1        -       (1)
  Other Commercial                 (12)        (13)        (13)     (25)     (20)
  Consumer                          (1)         (1)         (1)      (2)      (2)
  Foreign                            -           -          (2)       -      (11)
  Other                             (2)         (1)          -       (3)       -
                                  ----        ----        ----     ----     ----
     Total                        $(15)       $(15)       $(15)    $(30)    $(34)
                                  =====       =====       =====    =====    =====

Other Real Estate Expenses        $  1        $  1        $  -     $  2     $  -

     The allowance for credit losses increased to $610 million, or 1.60% of loans at June 30, 2000, compared with $600 million, or 1.48% of loans at March 31, 2000, and $595 million, or 1.55% of loans at June 30, 1999. The ratio of the allowance to nonperforming assets was 376.4% at June 30, 2000, compared with 378.1% at March 31, 2000, and 271.0% at June 30, 1999.

     Based on an evaluation of individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                             6/30/00     3/31/00   12/31/99
                             -------    --------   --------

Real Estate                        3%          3%         4%
Domestic                          77          79         78
Foreign                           11          12         12
Unallocated                        9           6          6
                                 ---         ---        ---
                                 100%        100%       100%

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

SEGMENT PROFITABILITY

Segment Data

     The Servicing and Fiduciary businesses segment provides a broad array of fee based services. This segment includes the Company's securities servicing, global payment services, and private client services and asset management businesses. Securities servicing includes global custody, securities clearance, mutual funds, unit investment trust, securities lending, American Depositary Receipts, corporate trust, stock transfer and execution services. Global payment services products primarily relate to funds transfer, cash management and trade finance. Private client services and asset management provide traditional banking and trust services to affluent clients and asset management to institutional and private clients.

     The Corporate Banking segment focuses on providing lending services, such as term loans, lines of credit, asset based financings, and commercial mortgages, to the largest public and private corporations nationwide, as well as public and private mid-size businesses in the New York metropolitan area. Special industry groups focus on financial institutions, securities, insurance, media and telecommunications, energy, real estate, retailing, automotive, and government banking institutions. Through BNY Capital Markets, the Company provides syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services.

     The Retail Banking segment includes consumer lending, residential mortgage lending, and retail deposit services. The Company operates 351 branches in 22 counties in three states.

     The Financial Markets segment includes trading of foreign exchange and interest rate products, investing and leasing activities, and treasury services to other segments. This segment offers a comprehensive array of multi-currency hedging and yield enhancement strategies. Offices in New York, London, Brussels, Tokyo, Frankfurt, Hong Kong, Seoul and Taipei provide clients a 24-hour trading capability.

     The Company has an internal information system that produces performance data for its four business segments along product and service lines.

     The segments contributed to the Company's profitability as follows:

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2000           Businesses  Banking     Banking  Markets    Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income     $  160      $   160     $  132   $    22    $  (11)      $   463
Provision for
  Credit Losses              -           38          1         -       (14)           25
Noninterest Income         610           87         24        59         -           780
Noninterest Expense        400           52         79        16        81           628
                        ------      -------     ------   -------    -------      -------
Income Before Taxes     $  370      $   157     $   76   $    65    $  (78)      $   590
                        ======      =======     ======   =======    =======      =======

Average Assets         $18,131      $31,529     $4,199   $23,396    $1,691       $78,946
                       =======      =======     ======   =======    ======       =======

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 1999           Businesses  Banking     Banking  Markets    Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income     $  100      $   167     $  120   $    23    $    6       $   416
Provision for
  Credit Losses              -           32          -        (2)      (15)           15
Noninterest Income         465           92         23        60        11           651
Noninterest Expense        278           79         72        18        66           513
                        ------      -------     ------   -------    -------      -------
Income Before Taxes     $  287      $   148     $   71   $    67    $  (34)      $   539
                        ======      =======     ======   =======    =======      =======

Average Assets          $5,315      $34,847     $3,962   $20,822    $1,591       $66,537
                        ======      =======     ======   =======    ======       =======


In Millions             Servicing
                           and
For the Half Ended      Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
June 30, 2000           Businesses   Banking    Banking  Markets    Items        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income     $  324       $   292    $  260   $    36    $   (1)      $   911
Provision for
  Credit Losses              -            66         2         -       (23)           45
Noninterest Income       1,183           162        48       122         2         1,517
Noninterest Expense        785           105       152        34       155         1,231
                        ------       -------    ------   -------    -------      -------
Income Before Taxes     $  722       $   283    $  154   $   124    $ (131)      $ 1,152
                        ======       =======    ======   =======    =======      =======

Average Assets         $17,082       $31,376    $4,368   $23,246    $1,670       $77,742
                       =======       =======    ======   =======    ======       =======

In Millions             Servicing
                           and
For the Half Ended      Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
June 30, 1999           Businesses   Banking    Banking  Markets    Items        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income     $  206       $   336    $  234   $    52    $   15       $   843
Provision for
  Credit Losses              -            61         2        (2)      (31)           30
Noninterest Income         912           178        44       109        33         1,276
Noninterest Expense        566           144       147        35       130         1,022
                        ------       -------    ------   -------    -------      -------
Income Before Taxes     $  552       $   309    $  129   $   128    $  (51)      $ 1,067
                        ======       =======    ======   =======    =======      =======

Average Assets          $6,355       $33,090    $4,246   $21,004    $1,580       $66,275
                        ======       =======    ======   =======    ======       =======


Segment Highlights

Servicing and Fiduciary Businesses
----------------------------------

     In the second quarter of 2000, noninterest income was $610 million up from $465 million in 1999.

     Fees from the Company's securities servicing businesses reached a record $403 million for the second quarter compared with $302 million last year. For the first six months of 2000, fees from the Company's securities servicing businesses totaled a record $775 million, growing 31% compared with $593 million in 1999. Fee revenue was strong across all product lines with particular strength in global custody, depositary receipts, and global execution and clearing services. Fee revenue also benefited from the acquisition of the RBSTB in the fourth quarter of 1999. The Company continues to be the world's leading custodian with assets of $6.8 trillion. Cross-border custody assets now total $2 trillion, reflecting the rapid expansion of worldwide capital markets. DR trading activity reached an all time high, evidence of U.S. investor interest in global telecommunication, media, and technology industries as well as significant cross-border merger and acquisition activity. Execution and clearing services continue to benefit from increased activity and a steady flow of new business. In addition, the acquisition of GENA and SG Cowen have contributed to the success of these businesses.

     Private client services and asset management fees were $72 million for the quarter, up 21% over last year, led by continued superior investment performance by BNY Asset Management resulting in further new business, as well as by the acquisition of Estabrook Capital Management, Inc. Assets under management were $62.9 billion while assets under administration were $32.2 billion at June 30, 2000.

     Total revenues from global payment services, excluding trade finance, were up 10% from last year's second quarter, primarily due to strength in cash management. The introduction of CA$H-Register PlusSM, the Company's new browser-based delivery system for cash management services, has fueled revenue growth in the middle market and small business client segments. Trade finance revenues were down from a year ago primarily due to the sale of BNYFC and reduced pricing, driven by the improved risk profiles of select Asian and Latin American markets.

     Net interest income in the Servicing and Fiduciary businesses segment was $160 million for the second quarter of 2000 compared with $100 million in 1999. The increase in net interest income is partially attributable to the acquisition of RBSTB.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the second quarters of 2000 and 1999. Noninterest expense for the second quarter of 2000 was $400 million compared with $278 million in 1999. The increase was principally due to acquisitions and technology investment.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $160 million in the second quarter of 2000, down from last year's $167 million. The decline reflects the sale of BNYFC.

     The second quarter of 2000 provision for credit losses was $38 million compared with $32 million last year. Net charge-offs in the Corporate Banking segment were $14 million and $16 million in the second quarters of 2000 and 1999. Noninterest income was $87 million in the current year compared with $92 million last year. The decline is attributable to the sale of BNYFC partially offset by the receipt of a few large loan syndication fees. Noninterest expense declined to $52 million from $79 million reflecting the sale of BNYFC.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the second quarter of 2000 was $132 million compared with $120 million in 1999. The increase reflects the higher value of demand deposits in an increasing interest rate environment. Noninterest income increased in this same period to $24 million from $23 million. Noninterest expense in the second quarter of 2000 was $79 million compared with $72 million in the previous year's period. Net charge-offs were $1 million in the second quarters of 2000 and 1999.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter was $22 million compared with 1999's $23 million. Noninterest income was $59 million in the second quarter of 2000 down slightly from the $60 million recorded in the second quarter of 1999. The second quarter's results reflect continued success in foreign exchange trading. Net charge-offs were zero and net recoveries were $2 million in the second quarters of 2000 and 1999.

Segment Accounting Principles
-----------------------------

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

Reconciling Items
-----------------

     Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest expense include $28 million and $27 million of amortization of intangibles in the second quarters of 2000 and 1999, Year 2000 expenses, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

FORWARD LOOKING STATEMENTS

     The information presented with respect to, among other things, earnings growth, legal proceedings, the Company's plans and objectives in moving into fee based business, and future loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results. As such, forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, variations in management projections or market forecasts and the actions that management could take in response to these changes.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", and words of like import are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements. These statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including future changes in interest rates, general credit quality, the level of capital market activity, economic activity, consumer behavior, government monetary policy, legislation and regulation, competition, credit, market and operating risk, and loan demand. In addition, the Company's future results of operations, discussions of future plans and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q involve a number of risks and uncertainties, including risks relating to the uncertainties created by the enactment of the Gramm-Leach-Bliley Act of 1999 (Financial Services Modernization). As a result of variations in such factors, actual results may differ materially from any forward looking statements.

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

     A wide variety of domestic and foreign companies compete for processing services. Savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For personal and corporate trust services and investment counseling services, insurance companies, investment counseling firms, and other business firms and individuals offer active competition.

                          THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                      (Preliminary)
                                  (Dollars in millions)

                                            For the three months              For the three months
                                            ended June 30, 2000               ended June 30, 1999
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
  Deposits in Banks
  (primarily foreign)                  $ 5,167       $  66       5.11%    $ 5,024       $  54      4.31%
Federal Funds Sold and Securities
  Purchased Under Resale Agreements      4,413          69       6.32       3,949          46      4.66
Loans
  Domestic Offices                      19,424         358       7.42      20,704         362      7.02
  Foreign Offices                       20,328         377       7.45      19,310         297      6.16
                                       -------       -----                -------       -----
   Total Loans                          39,752         735       7.44      40,014         659      6.60
                                       -------       -----                -------       -----
Securities
  U.S. Government Obligations            2,123          32       6.00       2,512          36      5.82
  U.S. Government Agency Obligations     1,132          19       6.85         875          14      6.40
  Obligations of States and
  Political Subdivisions                   615          12       8.00         580          11      7.90
  Other Securities, including
  Trading Securities                    12,749         188       5.91       2,740          30      4.31
                                       -------       -----                -------       -----
   Total Securities                     16,619         251       6.06       6,707          91      5.46
                                       -------       -----                -------       -----
Total Interest-Earning Assets           65,951       1,121       6.84%     55,694         850      6.12%
                                                     -----                              -----
Allowance for Credit Losses               (600)                              (630)
Cash and Due from Banks                  3,435                              3,075
Other Assets                            10,160                              8,398
                                       -------                            -------
   TOTAL ASSETS                        $78,946                            $66,537
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
  Money Market Rate Accounts           $ 5,797          71       4.95%    $ 5,195          54      4.13%
  Savings                                7,678          48       2.50       7,821          43      2.22
  Certificates of Deposit
  $100,000 & Over                          423           6       5.30         591           7      4.75
  Other Time Deposits                    1,991          25       5.09       2,123          22      4.25
  Foreign Offices                       29,176         371       5.12      19,652         198      4.04
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       45,065         521       4.65      35,382         324      3.67
Federal Funds Purchased and
  Securities Sold Under Repurchase
  Agreements                             2,400          32       5.43       3,370          36      4.26
Other Borrowed Funds                     2,442          42       6.81       2,153          28      5.25
Long-Term Debt                           2,823          49       6.94       2,233          35      6.30
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    52,730         644       4.91%     43,138         423      3.94%
                                                     -----                              -----
Noninterest-Bearing Deposits            11,224                             10,640
Other Liabilities                        8,175                              6,044
Minority Interest-Preferred Securities   1,500                              1,500
Common Shareholders' Equity              5,317                              5,215
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $78,946                            $66,537
                                       =======                            =======
Net Interest Earnings
  and Interest Rate Spread                           $ 477       1.93%                  $ 427      2.18%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.91%                             3.07%
                                                                 ====                              ====

                            THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                      (Preliminary)
                                  (Dollars in millions)

                                             For the six months                For the six months
                                            ended June 30, 2000               ended June 30, 1999
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
  Deposits in Banks
  (primarily foreign)                  $ 5,781       $ 137       4.76%    $ 5,158       $ 118      4.61%
Federal Funds Sold and Securities
  Purchased Under Resale Agreements      4,030         118       5.90       4,229          99      4.71
Loans
  Domestic Offices                      19,768         720       7.32      20,263         724      7.21
  Foreign Offices                       20,242         731       7.27      19,407         596      6.19
                                       -------       -----                -------       -----
   Total Loans                          40,010       1,451       7.30      39,670       1,320      6.71
                                       -------       -----                -------       -----
Securities
  U.S. Government Obligations            2,449          74       6.05       2,552          73      5.77
  U.S. Government Agency Obligations       979          33       6.75         866          28      6.36
  Obligations of States and
  Political Subdivisions                   603          24       8.01         603          23      7.80
  Other Securities, including
  Trading Securities                    11,181         329       5.92       2,538          55      4.37
                                       -------       -----                -------       -----
   Total Securities                     15,212         460       6.08       6,559         179      5.51
                                       -------       -----                -------       -----
Total Interest-Earning Assets           65,033       2,166       6.70%     55,616       1,716      6.22%
                                                     -----                              -----
Allowance for Credit Losses               (604)                              (633)
Cash and Due from Banks                  3,359                              3,075
Other Assets                             9,954                              8,217
                                       -------                            -------
   TOTAL ASSETS                        $77,742                            $66,275
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
  Money Market Rate Accounts           $ 5,660         137       4.85%    $ 5,186         106      4.12%
  Savings                                7,663          94       2.48       7,808          86      2.21
  Certificates of Deposit
  $100,000 & Over                          444          12       5.38         624          15      4.84
  Other Time Deposits                    2,097          51       4.90       2,188          47      4.34
  Foreign Offices                       28,434         698       4.94      19,127         387      4.08
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       44,298         992       4.51      34,933         641      3.70
Federal Funds Purchased and
  Securities Sold Under Repurchase
  Agreements                             2,596          69       5.33       3,181          67      4.24
Other Borrowed Funds                     2,219          70       6.36       2,886          75      5.29
Long-Term Debt                           2,823          98       6.89       2,180          70      6.41
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    51,936       1,229       4.76%     43,180         853      3.98%
                                                     -----                              -----
Noninterest-Bearing Deposits            11,258                             10,532
Other Liabilities                        7,881                              5,863
Minority Interest-Preferred Securities   1,500                              1,473
Common Shareholders' Equity              5,167                              5,227
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $77,742                            $66,275
                                       =======                            =======
Net Interest Earnings
  and Interest Rate Spread                           $ 937       1.94%                  $ 863      2.24%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.90%                             3.13%
                                                                 ====                              ====

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     The Company continues to cooperate with investigations, which have been ongoing for almost two years, by federal and state law enforcement and bank regulatory authorities. The investigations focus on funds transfer activities in certain accounts at The Bank of New York ("BNY"), principally involving wire transfers from Russian and other sources in Eastern Europe, as well as certain other matters involving BNY and its affiliates. The funds transfer investigations center around accounts controlled by Peter Berlin, his wife, Lucy Edwards (until discharged in September 1999, an officer of BNY), and companies and persons associated with them. Berlin and Edwards plead guilty to various federal criminal charges. The Company cannot predict when or on what basis the investigations will conclude or their effect, if any, on the Company.

     On February 8, 2000, BNY entered into a written agreement with both the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls. Substantial portions of these were in place on the date the agreement was signed.

     Four purported shareholder derivative actions have been filed in connection with these Russian related matters - - two in the United States District Court for the Southern District of New York and two in the New York Supreme Court, New York County - - against certain directors and officers of the Company and BNY alleging that the defendants have breached their fiduciary duties of due care and loyalty by aggressively pursuing business with Russian banks and entities without implementing sufficient safeguards and failing to supervise properly those responsible for that business. The actions seek, on behalf of the Company and BNY, monetary damages from the defendants, corrective action and attorneys' fees. The defendants have moved to dismiss both actions in New York State Supreme Court on the ground that plaintiffs have failed properly to make a demand on the boards of directors of the Company or BNY, and that the boards must reject a proper demand before a complaint can proceed. These motions are currently pending.

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

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------


     During the second quarter of 2000, shares of the Company's common stock were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. 14,400 shares of common stock were issued to serving non-employee directors as part of their annual retainer on June 15, 2000.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     The Company held its annual meeting on May 9, 2000 at The Bank of New York at 101 Barclay St. in New York, New York. The shareholders:

     (1)  elected fifteen persons to serve as directors of the Company;

     (2) ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for 2000;

     (3) defeated a shareholder proposal regarding term limits for directors; and

     (4)  defeated a shareholder proposal regarding the Company's Rights Plan.

     The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable. Pursuant to New York law, abstentions and broker non-votes are not counted toward the election of directors.


                                 FOR          AGAINST/WITHHELD     ABSTAINED     BROKER NON-VOTES

(1)  Election of Directors:

     J. Carter Bacot             639,610,979       8,808,865
     Richard Barth               644,381,178       4,038,666
     Frank J. Biondi, Jr.        644,443,553       3,976,291
     William R. Chaney           632,868,013      15,551,831
     Nicholas M. Donofrio        644,449,241       3,970,603
     Alan R. Griffith            644,409,398       4,010,446
     Gerald L. Hassell           644,443,303       3,976,541
     Richard J. Kogan            644,480,713       3,939,131
     John A. Luke, Jr.           644,295,672       4,124,172
     John C. Malone              556,257,984      92,161,860
     Donald L. Miller            644,293,647       4,126,197
     Catherine A. Rein           644,438,929       3,980,915
     Thomas A. Renyi             644,296,176       4,123,668
     William C. Richardson       644,423,653       3,987,191
     Brian L. Roberts            644,422,619       3,997,225

(2)  Ratification of Auditors    643,710,216       2,493,714       2,215,914

(3)  Approval of Shareholder
     Proposal Regarding Term
     Limits for Directors         25,303,271     522,779,851       9,847,497     90,489,225

(4)  Approval of Shareholder
     Proposal Regarding the
     Company's Rights Plan       255,750,367     291,537,734      10,642,518     90,489,225


Item 5.  Other Information
--------------------------

     In March 2000, the Federal Reserve Board published for public comment a proposal to amend its regulatory capital guidelines to increase the amount of consolidated regulatory capital required to be held by bank holding companies with respect to certain equity and debt investments made by bank holding companies, or their subsidiaries, in nonfinancial companies. The financial impact of the proposal upon the Company cannot be determined until a final rule is published. However, based upon its estimate of the impact of applying the proposed rule to the Company's current investments covered by the proposed rule, management anticipates that the Company's regulatory capital ratios will remain in excess of the ratios required in order to be considered "well capitalized".

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 3(i) - Restated Certificate of Incorporation.

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on
     Preferred Trust Securities for the Three Months and Six Months Ended June 30, 2000 and 1999.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at June 30, 2000.

(b)  The Company filed the following reports on Form 8-K since
     March 31, 2000:

     On April 17, 2000, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2000 contained in the Company's press release dated April 17, 2000.

     On July 17, 2000, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 2000 contained in the Company's press release dated July 17, 2000.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: August 11, 2000             By:  \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller





                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

   3(i)        Restated Certificate of Incorporation

   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on Trust Preferred Securities for the Three and Six Months Ended June 30, 2000 and 1999.

   27 Financial Data Schedule containing selected financial data at June 30, 2000 and for the Six Months Ended
               June 30, 2000