Form 10-Q
period 2000-09-30
BANK OF NEW YORK CO INC
filed 2000-11-14
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 740,443,568 shares as of October 31, 2000

                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 2000 and December 31, 1999                  3

          Consolidated Statements of Income
          For the Three Months and Nine Months
          Ended September 30, 2000 and 1999                         4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Nine
          Months Ended September 30, 2000                           5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30,
          2000 and 1999                                             6

          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          13

PART II.  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                         23

Item 5.  Other Information                                         24

Item 6.  Exhibits and Reports on Form 8-K                          24

SIGNATURE                                                          26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                       THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                          September 30,        December 31,
                                                              2000                1999
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 4,222             $ 3,276
Interest-Bearing Deposits in Banks                           5,047               6,850
Securities
  Held-to-Maturity (fair value of $833 in 2000
  and $839 in 1999)                                            849                 871
  Available-for-Sale                                         5,926               6,028
                                                           -------             -------
    Total Securities                                         6,775               6,899
Trading Assets at Fair Value                                10,157               8,715
Federal Funds Sold and Securities Purchased Under Resale
  Agreements                                                 3,184               5,383
Loans (less allowance for credit losses of $617 in 2000
  and $595 in 1999)                                         36,781              36,952
Premises and Equipment                                         901                 893
Due from Customers on Acceptances                              914                 739
Accrued Interest Receivable                                    374                 319
Other Assets                                                 7,054               4,730
                                                           -------             -------
     Total Assets                                          $75,409             $74,756
                                                           =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $11,886             $12,162
 Interest-Bearing
   Domestic Offices                                         15,688              16,319
   Foreign Offices                                          25,725              27,270
                                                           -------             -------
     Total Deposits                                         53,299              55,751
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           1,478               1,318
Other Borrowed Funds                                         4,199               3,825
Acceptances Outstanding                                        917                 740
Accrued Taxes and Other Expenses                             3,135               2,644
Accrued Interest Payable                                       148                 131
Other Liabilities                                            1,857                 893
Long-Term Debt                                               2,957               2,811
                                                           -------             -------
     Total Liabilities                                      67,990              68,113
                                                           -------             -------

Company-Obligated Mandatory Redeemable Preferred
  Trust Securities of Subsidiary Trust Holding Solely
  Junior Subordinated Debentures                             1,500               1,500
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 16,320 shares
  in 2000 and 16,787 shares in 1999                              1                   1
 Common Stock-par value $7.50 per share,
  authorized 1,600,000,000 shares, issued
  983,594,524 shares in 2000 and
  977,961,165 shares in 1999                                 7,377               7,335
 Additional Capital                                            454                 315
 Retained Earnings                                           3,326               2,620
 Accumulated Other Comprehensive Income                        189                  30
                                                           -------             -------
                                                            11,347              10,301
 Less: Treasury Stock (242,944,902 shares in 2000
        and 237,747,242 shares in 1999), at cost             5,418               5,148
       Loan to ESOP (1,444,005 shares in 2000
        and 1999), at cost                                      10                  10
                                                           -------             -------
     Total Shareholders' Equity                              5,919               5,143
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $75,409             $74,756
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


                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                       (In millions, except per share amounts)
                                    (Unaudited)

                                                                For the three       For the nine
                                                                months ended        months ended
                                                                September 30,       September 30,

                                                              2000       1999     2000       1999
                                                              ----       ----     ----       ----
Interest Income
---------------
Loans                                                       $  732      $ 643   $2,183     $1,962
Securities
  Taxable                                                       79         63      236        190
  Exempt from Federal Income Taxes                              16         13       47         36
                                                            ------      -----    -----      -----
                                                                95         76      283        226
Deposits in Banks                                               67         62      203        180
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       80         49      198        147
Trading Assets                                                 133          4      380         15
                                                            ------      -----    -----      -----
    Total Interest Income                                    1,107        834    3,247      2,530
                                                            ------      -----    -----      -----
Interest Expense
----------------
Deposits                                                       501        320    1,494        961
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                   38         32      107         99
Other Borrowed Funds                                            37         27      108        102
Long-Term Debt                                                  52         38      149        108
                                                            ------      -----    -----      -----
    Total Interest Expense                                     628        417    1,858      1,270
                                                            ------      -----    -----      -----
Net Interest Income                                            479        417    1,389      1,260
-------------------
Provision for Credit Losses                                     25         90       70        120
                                                            ------      -----    -----      -----
Net Interest Income After Provision for
  Credit Losses                                                454        327    1,319      1,140
                                                            ------      -----    -----      -----
Noninterest Income
------------------
Servicing Fees
  Securities                                                   427        311    1,202        904
  Cash                                                          65         69      196        208
                                                            ------      -----    -----      -----
                                                               492        380    1,398      1,112
Private Client Services and
  Asset Management Fees                                         77         61      219        179
Service Charges and Fees                                        84         77      278        252
Securities Gains                                                20         50      105        149
Other                                                          112        963      302      1,115
                                                            ------      -----    -----      -----
    Total Noninterest Income                                   785      1,531    2,302      2,807
                                                            ------      -----    -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 371        300    1,097        922
Net Occupancy                                                   47         41      137        122
Furniture and Equipment                                         27         25       80         69
Other                                                          190        149      551        424
                                                            ------      -----    -----      -----
    Total Noninterest Expense                                  635        515    1,865      1,537
                                                            ------      -----    -----      -----
Income Before Income Taxes                                     604      1,343    1,756      2,410
Income Taxes                                                   213        542      614        915
Distribution on Preferred Trust Securities                      28         28       85         84
                                                            ------      -----   ------     ------
Net Income                                                  $  363      $ 773   $1,057     $1,411
----------                                                  ======      =====   ======     ======
Net Income Available to Common Shareholders                 $  363      $ 773   $1,057     $1,411
-------------------------------------------                 ======      =====   ======      =====

Per Common Share
----------------
   Basic Earnings                                           $ 0.50      $1.04    $1.44      $1.87
   Diluted Earnings                                           0.49       1.02     1.42       1.84
   Cash Dividends Paid                                        0.16       0.14     0.48       0.42
   Diluted Shares Outstanding                                  747        754      744        769


------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                      For the nine months ended September 30, 2000
                                 (In millions)
                                  (Unaudited)

Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, September 30                                                           1
                                                                          -------

Common Stock
Balance, January 1                                                          7,335
  Issuances in Connection with Employee Benefit Plans                          42
                                                                          -------

Balance, September 30                                                       7,377
                                                                          -------

Additional Capital
Balance, January 1                                                            315
  Common Stock Issued in Connection with Employee Benefit Plans               139
                                                                          -------

Balance, September 30                                                         454
                                                                          -------

Retained Earnings
Balance, January 1                                                          2,620
  Net Income                                                                1,057
  Cash Dividends on Common Stock                                             (351)
                                                                          -------

Balance, September 30                                                       3,326
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                         58
      Change in Fair Value of Securities Available-for-Sale,
        Net of $106 in Taxes                                                  186
      Reclassification Adjustment, Net of $(13) in Taxes                      (26)
                                                                          -------

    Balance, September 30                                                     218
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (28)
      Foreign Currency Translation Adjustment                                  (1)
                                                                          -------

    Balance, September 30                                                     (29)
                                                                          -------

Less Treasury Stock
Balance, January 1                                                          5,148
  Issued                                                                      (67)
  Acquired                                                                    337
                                                                          -------

Balance, September 30                                                       5,418
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                             10
                                                                          -------

Balance, September 30                                                          10
                                                                          -------

Total Shareholders' Equity, September 30                                  $ 5,919
                                                                          =======

------------------------------------------------------------------------------------
Comprehensive Income for the three months ended September 30, 2000 and 1999 was $495 million and $618 million.
Comprehensive income for the nine months ended September 30, 2000 and 1999 was
$1,216 million and $1,162 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                          For the nine months
                                                          Ended September 30,

                                                             2000      1999
                                                             ----      ----
Operating Activities
Net Income                                                 $1,057     $1,411
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Losses on Loans and Other Real Estate          73        120
  Liquidity Charge on loans Available-for-Sale                  -        124
  Gains on the Sale of BNYFC                                    -     (1,020)
  Depreciation and Amortization                               184        156
  Deferred Income Taxes                                       382        305
  Securities Gains                                           (105)      (149)
  Change in Trading Activities                             (2,475)      (817)
  Change in Accruals and Other, Net                        (1,124)      (469)
                                                           ------     ------
Net Cash Used by Operating Activities                      (2,008)      (339)
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                1,639       (104)
Purchases of Securities Held-to-Maturity                     (264)      (303)
Maturities of Securities Held-to-Maturity                     222        369
Purchases of Securities Available-for-Sale                 (2,312)    (1,875)
Sales of Securities Available-for-Sale                      1,340        476
Maturities of Securities Available-for-Sale                 1,355        837
Net Principal Disbursed on Loans to Customers                (407)    (2,808)
Sales of Loans and Other Real Estate                          263        230
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                         2,460      1,666
Purchases of Premises and Equipment                           (64)       (58)
Acquisitions, Net of Cash Acquired                           (158)       (71)
Disposition, Net of Cash Included                              46      4,867
Proceeds from the Sale of Premises and Equipment                2         10
Other, Net                                                   (169)       138
                                                           ------     ------
Net Cash Provided by Investing Activities                   3,953      3,374
                                                           ------     ------
Financing Activities
Change in Deposits                                         (1,176)       291
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                            (71)       484
Change in Other Borrowed Funds                                533       (145)
Proceeds from the Issuance of Preferred Trust Securities        -        200
Proceeds from the Issuance of Long-Term Debt                  190        343
Repayments of Long-Term Debt                                  (53)       (21)
Issuance of Common Stock                                      248        219
Treasury Stock Acquired                                      (337)    (1,615)
Cash Dividends Paid                                          (351)      (318)
                                                           ------     ------
Net Cash Used by Financing Activities                      (1,017)      (562)
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                        18        (42)
                                                           ------     ------
Change in Cash and Due From Banks                             946      2,431
Cash and Due from Banks at Beginning of Period              3,276      3,999
                                                           ------     ------
Cash and Due from Banks at End of Period                   $4,222     $6,430
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $1,840     $1,342
    Income Taxes                                              200        169
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         2          4

----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                    Notes to Consolidated Financial Statements

1.  General
    -------

     The accounting and reporting policies of The Bank of New York Company, Inc. (the Company), a financial holding company, and its subsidiaries conform with generally accepted accounting principles and general practice within the banking industry. Such policies are consistent with those applied in the preparation of the Company's annual financial statements.

     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Such adjustments are of a normal recurring nature.

2.  Acquisitions and Dispositions
    -----------------------------

     In March 2000, the Company completed the acquisition of the correspondent clearing business of SG Cowen Securities Corporation ("SG Cowen"). This transaction supports the Company's ongoing strategy of growth in the correspondent clearing business. In July 2000, the Company completed the acquisition of BHF Securities Corporation ("BHF"), a leading provider of domestic and international correspondent clearing services. In November 2000, the Company announced its agreement to acquire the correspondent clearing business of Schroder & Co. Inc, from Salomon Smith Barney Inc. This transaction provides the Company with the opportunity to establish new client relationships and add valuable product capabilities to its securities servicing businesses.

     In March 2000, the Company acquired the corporate trust business of Harris Trust and Savings Bank located in Chicago, Illinois. The transaction involves the transfer of approximately 1,700 trustee and agency appointments for corporate and municipal issues of debt securities. In May 2000, the Company completed its purchase of the issuer, agency and depository services business of Barclays Bank PLC. This transaction involves the transfer of several hundred fiscal, principal paying agent and sub-agent appointments as well as depository holdings on behalf of Euroclear and Clearstream Banking SA. In July 2000, the Company acquired the corporate trust business of Sakura Trust Company. In September 2000, the Company acquired the corporate trust business of Dai-Ichi Kangyo Bank of California, a wholly-owned subsidiary of the Dai-Ichi Kangyo Bank Ltd., headquartered in Tokyo, Japan. In September 2000, the Company signed a definitive agreement to acquire the corporate trust business of The Trust Company of Bank of Montreal located in Toronto, Canada. The Trust Company's corporate trust business comprises approximately 300 bond trustee and agency appointments for Canadian and U.S. companies, which issue debt securities into the Canadian market.

     In October 2000, the Company acquired Ivy Asset Management Corp., a privately-held asset management firm, based in Garden City, New York. Ivy offers clients hedge fund products and advisory services utilizing multiple managers engaged in niche styles and sophisticated strategies not typically available to the investing public. Also, in October 2000, the Company completed the acquisition of approximately $9 billion in custodial accounts administered by the Bank of America Private Bank in Los Angeles. The acquisition of this book of business expands the Advisory Custody services for investment advisors and their high net worth clients. This is an integral part of the Private Client Services business which currently administers $33 billion in custody assets for private clients, consultants, investment advisors, and family offices.

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

     In April 2000, the Company completed the sale of its interest in Banco Credibanco S.A. to Unibanco-Uniao de Bancos Brasileiros S.A.

3.  Allowance for Credit Losses
    ---------------------------

     Transactions in the allowance for credit losses are summarized as follows:
                                           Nine months ended
                                             September 30,
(In millions)                            2000            1999
                                         ----            ----
Balance, Beginning of Period            $ 595           $ 636
  Charge-Offs                             (62)           (133)
  Recoveries                               14              10
                                        -----           -----
  Net Charge-Offs                         (48)           (123)
  Acquisition/(Disposition)                 -             (39)
  Provision                                70             120
                                        -----           -----
 Balance, End of Period                 $ 617           $ 594
                                        =====           =====

4.  Capital Transactions
    --------------------

     As of October 31, 2000, the Company has approximately 6 million common shares remaining to repurchase under its share buyback programs.

5.  New Accounting Pronouncements
    -----------------------------

     Effective January 1, 2001, a new accounting standard will require the Company to record all derivatives on the balance sheet at fair value and apply new accounting practices for hedging activities. The Financial Accounting Standards Board ("FASB") continues to issue interpretative guidance related to this standard. Based upon current interpretations of the standard and market conditions as of September 30, 2000, the adoption of the standard is not expected to have a material effect on the Company's financial position or results of operations.

6.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999:

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
(In millions, except per share amounts)
                                             2000    1999         2000    1999
                                             ----    ----         ----    ----

Net Income (1)                               $363    $773       $1,057  $1,411
                                             ====    ====       ======  ======
Basic Weighted Average
 Shares Outstanding                           734     741          733     756
Shares Issuable on Exercise of
  Employee Stock Options                       13      13           11      13
                                             ----    ----         ----    ----
Diluted Weighted Average Shares Outstanding   747     754          744     769
                                             ====    ====         ====  ======

Basic Earnings Per Share:                  $ 0.50  $ 1.04       $ 1.44  $ 1.87
Diluted Earnings Per Share:                  0.49    1.02         1.42    1.84

(1) For purpose of calculating earnings per share, diluted net income and net income available to common shareholders equal net income for all periods presented.

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

     The Company reported third quarter diluted earnings per share of 49 cents, up 17% from the 42 cents earned on a normalized basis in the third quarter of 1999. Net income for the third quarter was $363 million, up 16% from the $313 million earned on a normalized basis in the same period last year. Reported diluted earnings per share were $1.02 in the third quarter of 1999 while reported net income was $773 million. Diluted earnings per share were $1.42 for the first nine months of 2000, up 16% from the $1.22 earned on a normalized basis last year. Net income for the first nine months was $1,057 million, an increase of 15% over last year's $916 million earned on a normalized basis. Reported diluted earnings per share were $1.84 for the first nine months of 1999 while reported net income was $1,411 million. (See "Normalized Net Income" heading)

     The Company's continuing emphasis on offering diversified services to virtually all segments of the global securities markets resulted in superior growth in both revenue and profitability. This quarter's performance continues to reflect the fundamental strength of the Company's long-term strategy. In securities servicing, fee revenues increased to a record $427 million, up 37% for the quarter. Foreign exchange and other trading revenue increased to $59 million or 31% over last year, benefiting from the continued increase in global trading volumes. Private client services and asset management fees grew 26% in the quarter, led by strong performance in all product areas. The Company's continued focus on fee-based businesses resulted in noninterest income growing to 62% of total revenue in the third quarter, up from 60% last year.

     Return on average common equity for the third quarter of 2000 was 25.75% compared with 25.33% on a normalized basis in the third quarter of 1999. Return on average assets for the third quarter of 2000 was 1.89% compared with 1.96% on a normalized basis in the third quarter of 1999. Reported return on average common equity was 61.23% in the third quarter of 1999 while reported return on average assets was 4.78%. For the first nine months of 2000, return on average common equity totaled 26.55% compared with 25.34% on a normalized basis in 1999. Return on average assets was 1.83% for the first nine months of 2000 compared with 1.95% on a normalized basis in 1999. Reported return on average common equity was 36.63% for the first nine months of 1999 while reported return on average assets was 2.88%.

     Fees from the Company's securities servicing businesses reached a record $427 million for the third quarter compared with $311 million last year. For the first nine months of 2000, fees from the Company's securities servicing businesses totaled a record $1,202 million, growing 33% compared with $904 million in 1999. Fee revenue was strong across all product lines with particular strength in global custody, depositary receipts ("DRs"), unit investment trust, and mutual funds as well as global execution and clearing services. Fee revenue also benefited from the acquisition of the Royal Bank of Scotland Trust Bank ("RBSTB") in the fourth quarter of 1999. The Company continues to be the world's leading custodian with assets of $6.9 trillion including $2 trillion of cross-border custody assets. DR trading activity reached $1 trillion for the first time during the first nine months of 2000. Cross-border mergers and acquisitions as well as U.S. investor interest in global telecommunication, media, and technology industries continued to be the major drivers of trading volume.

     Private client services and asset management fees were $77 million for the quarter, up 26% over last year, led by continued superior investment performance by BNY Asset Management resulting in further new business, as well as by the acquisition of Estabrook Capital Management, Inc.

     Total revenues from global payment services, excluding trade finance, were up 10% in the first nine months of 2000. This growth was primarily due to strong increases in funds transfer with domestic financial service companies as well as increased cash management revenue associated with broad market acceptance of CA$H-Register PlusSM, the Company's new internet delivery system for cash management services. Trade finance revenues were down from a year ago primarily due to the sale of BNY Financial Corporation ("BNYFC") and reduced pricing, driven by the improved risk profiles of select Asian and Latin American markets.

     Foreign exchange and other trading revenues for the quarter increased 31% over the third quarter of last year to $59 million. In the first nine months of 2000, foreign exchange and other trading revenues were $206 million compared with $133 million last year. Despite seasonal fluctuations, foreign exchange revenues remained strong, driven by continued increased transaction flows from the Company's global securities servicing customer base.

     Net interest income on a taxable equivalent basis for the third quarter increased to $492 million from $477 million in the second quarter of 2000. For the first nine months of 2000, net interest income on a taxable equivalent basis was $1,429 million, compared with $1,292 million in the first nine months of 1999, benefiting from the acquisition of RBSTB, which brought approximately $10 billion in highly liquid, short-term assets and liabilities.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 52 cents per share in the third quarter of 2000, compared with 44 cents per share on a normalized basis in the third quarter of 1999. On the same basis, tangible return on average common equity was 38.89% in the third quarter of 2000 compared with 36.52% in 1999; and tangible return on average assets was 2.05% in the third quarter of 2000 compared with 2.11% in 1999. Tangible diluted earnings per share were $1.50 per share for the first nine months of 2000, compared with $1.34 per share on a normalized basis in 1999. On the same basis, tangible return on average common equity was 41.11% in the first nine months of 2000 compared with 37.72% on a normalized basis in 1999; and tangible return on average assets was 1.98% in the first nine months of 2000 compared with 2.19% last year. Amortization of intangibles for the third quarter and the first nine months of 2000 was $29 million and $85 million compared with $23 million and $76 million last year.

CAPITAL

     The Company's estimated Tier 1 capital and Total capital ratios were 8.29% and 12.67% at September 30, 2000, compared with 8.03% and 12.24% at
June 30, 2000, and 8.38% and 12.52% at September 30, 1999. The leverage ratio was 7.42% at September 30, 2000, compared with 6.80% at June 30, 2000, and 8.10% one year ago. Tangible common equity as a percent of total assets was 5.75% at September 30, 2000, compared with 5.11% at June 30, 2000, and 5.93% one year ago. The decline in the leverage and tangible common equity ratios from 1999 primarily reflects the acquisition of RBSTB. In the third quarter of 2000, the Company repurchased approximately one million shares under its common stock repurchase programs.

LIQUIDITY

     The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the flexibility of the Company's funding sources under changing market conditions. Stable core deposits, including demand, retail time, and trust deposits from processing businesses, are generated through the Company's diversified business operations and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures is designed to enhance liquidity through the issue of long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets, which can be easily reduced, and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements.

NONINTEREST INCOME

                                          3rd      2nd      3rd
                                        Quarter  Quarter  Quarter   Year-to-Date
                                        -------  -------  -------   ------------
(In millions)                            2000     2000     1999     2000    1999
                                         ----     ----     ----     ----    ----
Servicing Fees
  Securities                             $427     $403     $311   $1,202  $  904
  Cash                                     65       65       69      196     208
                                         ----     ----     ----   ------  ------
                                          492      468      380    1,398   1,112
Private Client Services and
  Asset Management fees                    77       72       61      219     179
Service Charges and Fees                   84      104       77      278     252
Foreign Exchange and
  Other Trading Activities                 59       71       45      206     133
Securities Gains                           20       45       50      105     149
Other                                      53       20      918       96     982
                                         ----     ----     ----   ------  ------
Total Noninterest Income                 $785     $780   $1,531   $2,302  $2,807
                                         ====     ====   ======   ======  ======

     Total noninterest income reached $785 million, up 24% from $635 million in last year's third quarter, excluding the sale of BNYFC and the liquidity charge. The decline in cash servicing fees reflects both lower trade finance fees as well as lower cash management and funds transfer fees due to a rising rate environment positively impacting the value of customers' compensating balances. Service charges and fees declined from the second quarter reflecting a reduction of capital markets activity. Securities gains were $20 million compared with $45 million in the second quarter of 2000 and $50 million one year ago. Other income in the third quarter of 2000 includes a $26 million payment associated with the termination of a securities clearing contract entered into in conjunction with the acquisition of Everen Clearing Corporation. In 1999, other income in the third quarter included a $1,020 million gain on the sale of BNYFC and a $124 million liquidity charge on loans available for sale.

NET INTEREST INCOME

                             3rd         2nd         3rd
                           Quarter     Quarter     Quarter        Year to Date
(Dollars in millions on a  -------     -------     -------       --------------
 tax equivalent basis)      2000        2000        1999        2000        1999
                            ----        ----        ----        ----        ----
Net Interest Income         $492        $477        $429      $1,429      $1,292
Net Interest Rate
 Spread                     1.93%       1.93%       2.21%       1.94%       2.23%
Net Yield on Interest-
 Earning Assets             3.05        2.91        3.16        2.95        3.14


     Net interest income on a taxable equivalent basis was $492 million in the third quarter of 2000 compared with $477 million in the second quarter of 2000 and $429 million in the third quarter of 1999. The net interest rate spread was 1.93% in the third quarter of 2000, compared with 1.93% in the second quarter of 2000 and 2.21% one year ago. The net yield on interest-earning assets was 3.05% compared with 2.91% in the second quarter of 2000 and 3.16% in last year's third quarter.

     For the first nine months of 2000, net interest income on a taxable equivalent basis, amounted to $1,429 million compared with $1,292 million in 1999. The year-to-date net interest rate spread was 1.94% in 2000 compared with 2.23% in 1999, while the net yield on interest-earning assets was 2.95% in 2000 and 3.14% in 1999.

     The expansion of the Company's securities servicing, global payment services, and asset management businesses continues to generate increased levels of deposits. These additional deposits are being invested in high-quality liquid assets which increase net interest income, although lowering the net interest-rate spread. The improvement in the yield from the second quarter of 2000 reflects the Company's increased capital base combined with the growing level and value of interest-free deposits generated by the Company's securities and fiduciary businesses.

     Interest income would have been increased by $1 million and $2 million for the third quarters of 2000 and 1999 and $5 million and $8 million for the first nine months of 2000 and 1999 if loans on nonaccrual status at September 30, 2000 and 1999 had been performing for the entire period.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 2000 are as follows:

                                                            3rd Quarter 2000
                                 September 30, 2000              Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 23,909  $     4    $    -    $     2    $    -
  Swaps                     111,779    1,063       912      1,056       928
  Written Options            84,259        -       616          -       617
  Purchased Options          45,506       52         -         55         -
Foreign Exchange Contracts:
  Swaps                         338        -         -          -         -
  Written Options            19,254        -        50          -       105
  Purchased Options          22,300      125         -        175         -
  Commitments to Purchase
  and Sell Foreign Exchange  51,673      854       744        845       705
Securities                             8,059       141      8,790       151
                                     -------    ------    -------    ------
Total Trading Account                $10,157    $2,463    $10,923    $2,506
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


(In millions)               3rd Quarter 2000                     Year-to-date 2000
                       -------------------------       -----------------------------------
Market Risk            Average  Minimum  Maximum       Average  Minimum  Maximum  09/30/00
-----------            -------  -------  -------       -------  -------  -------  --------
Interest Rate          $  4.1    $ 2.9    $ 5.6         $ 4.5    $ 2.7    $ 6.6     $ 3.7
Foreign Exchange          1.5      0.9      2.7           1.7      0.9      3.8       1.5
Overall Portfolio         5.6      4.3      7.1           6.2      4.3      8.8       5.2

(In millions)               3rd Quarter 1999                     Year-to-date 1999
                       -------------------------       -----------------------------------
Market Risk            Average  Minimum  Maximum       Average  Minimum  Maximum  09/30/99
-----------            -------  -------  -------       -------  -------  -------  --------
Interest Rate          $  3.9    $ 2.3    $ 6.2         $ 4.5    $ 2.1    $10.9     $ 4.7
Foreign Exchange          1.5      0.8      3.0           1.5      0.7      4.0       1.2
Overall Portfolio         5.4      3.6      8.7           6.0      3.6     12.1       5.9

NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the third quarter of 2000 was $635 million, compared with $515 million in 1999. The increase was principally due to acquisitions, technology investment, and new business wins.

     The efficiency ratio for the third quarter of 2000 improved to 50.4% compared with 51.9% in the second quarter of 2000, partially reflecting the increase in other income. For the first nine months of 2000, the efficiency ratio was 51.4% compared with 50.3% last year. The increase is primarily attributable to the acquisition of RBSTB in the fourth quarter of 1999. The computation of the efficiency ratio in 1999 excludes the gain on the sale of BNYFC and the liquidity charge.

     The effective tax rates for the third quarter and the first nine months of 2000 were 35.1% and 35.0% compared with 40.4% and 37.9% last year. The 1999 rates reflect the sale of BNYFC.

NONPERFORMING ASSETS

                                                                   Change
                                                                 9/30/00 vs.
(Dollars in millions)                 9/30/00       6/30/00       6/30/00
                                     --------      --------       --------
Loans:
     Other Commercial                 $  69         $  45          $  24
     Foreign                             49            54             (5)
     Regional Commercial                 28            33             (5)
     Available for Sale                  17            23             (6)
                                      -----         -----          -----
  Total Loans                           163           155              8
Other Real Estate                         5             7             (2)
                                      -----         -----          -----
  Total                               $ 168         $ 162           $  6
                                      =====         =====          =====

Nonperforming Assets Ratio              0.4%          0.4%
Allowance/Nonperforming Loans         379.6         393.4
Allowance/Nonperforming Assets        367.5         376.4

     Nonperforming assets totaled $168 million at September 30, 2000, compared with $162 million at June 30, 2000. The increase in nonperforming other commercial loans partially reflects a loan to an insurance company. At September 30, 2000, remaining credit exposures of loans available for sale totaled $152 million with outstandings of $81 million compared with $246 million and $144 million, respectively at June 30, 2000.

     In October 2000, a customer of the Company sought protection from asbestos claims through a bankruptcy filing. The Company has a $59 million credit exposure to this customer. Accordingly, the Company expects nonperforming loans to rise in the fourth quarter of 2000 compared with the third quarter of 2000.

     At September 30, 2000, impaired loans (nonaccrual loans over $1 million) aggregated $122 million, of which $98 million exceeded their fair value by $36 million. Impaired loans at September 30, 1999, totaled $83 million, of which $57 million exceeded their fair value by $16 million. For the third quarters of 2000 and 1999, the average amounts of impaired loans were $116 million and $128 million. Interest income (cash received) of $1 million was received on the impaired loans in the third quarter of 2000, while
$62 thousand was received during the third quarter of 1999.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

                                  3rd         2nd          3rd
                                Quarter     Quarter      Quarter    Year-to-date
                                -------     -------      -------   -------------
(In millions)                     2000        2000        1999     2000     1999
                                  ----        ----        ----     ----     ----
Provision                         $ 25        $ 25        $ 90     $ 70     $120
                                  ====        ====        ====     ====     ====
Net(Charge-offs)Recoveries:
  Commercial Real Estate             -           -          (1)       -       (2)
  Other Commercial                 (14)        (12)        (61)     (39)     (82)
  Consumer                          (1)         (1)         (1)      (3)      (3)
  Foreign                           (3)          -         (23)      (3)     (34)
  Other                              -          (2)         (3)      (3)      (2)
                                  -----       -----       -----    -----   ------
     Total                        $(18)       $(15)       $(89)    $(48)   $(123)
                                  =====       =====       =====    =====   ======

Other Real Estate Expenses        $  1        $  1        $  -     $  3     $  1

     The allowance for credit losses increased to $617 million, or 1.65% of loans at September 30, 2000, compared with $610 million, or 1.60% of loans at June 30, 2000, and $594 million, or 1.57% of loans at September 30, 1999. The ratio of the allowance to nonperforming assets was 367.5% at September 30, 2000, compared with 376.4% at June 30, 2000, and 384.2% at September 30, 1999.

     Based on an evaluation of individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                             9/30/00     6/30/00   12/31/99
                             -------    --------   --------

Real Estate                        3%          3%         4%
Domestic                          82          77         78
Foreign                           12          11         12
Unallocated                        3           9          6
                                 ---         ---        ---
                                 100%        100%       100%

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

     The Corporate Banking segment focuses on providing lending services, such as term loans, lines of credit, asset based financings, and commercial mortgages, to large public and private corporations nationwide, as well as public and private mid-size businesses in the New York metropolitan area. Special industry groups focus on financial institutions, securities, insurance, media and telecommunications, energy, real estate, retailing, automotive, and government banking institutions. Through BNY Capital Markets, the Company provides syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services.

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

     The segments contributed to the Company's profitability as follows:

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2000      Businesses  Banking     Banking  Markets    Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $ 177      $ 137      $ 128      $ 31      $   6        $ 479
Provision for
  Credit Losses                -         30          2        (1)        (6)          25
Noninterest Income           621         66         26        52         20          785
Noninterest Expense          414         54         79        16         72          635
                           -----      -----      -----      ----      -----        -----
Income Before Taxes        $ 384      $ 119      $  73      $ 68      $ (40)       $ 604
                           =====      =====      =====      ====      =====        =====

Average Assets           $17,749    $28,687     $4,529   $23,868     $1,682      $76,515
                         =======    =======     ======   =======     ======      =======

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 1999      Businesses  Banking     Banking  Markets    Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $ 115      $ 140      $ 127      $ 33    $    2       $   417
Provision for
  Credit Losses                -         22          1         -        67            90
Noninterest Income           474         70         23        56       908         1,531
Noninterest Expense          294         57         78        23        63           515
                           -----      -----      -----      ----    ------       -------
Income Before Taxes        $ 295      $ 131      $  71      $ 66    $  780       $ 1,343
                           =====      =====      =====      ====    ======       =======

Average Assets            $6,141    $29,215     $4,617   $22,862    $1,228       $64,063
                          ======    =======     ======   =======    ======       =======


In Millions             Servicing
For the Nine               and
Months Ended            Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
September 30, 2000      Businesses   Banking    Banking  Markets    Items        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income      $   493       $ 428     $ 381     $  85      $   2       $1,389
Provision for
  Credit Losses                -          96         4        (1)       (29)          70
Noninterest Income         1,804         228        74       174         22        2,302
Noninterest Expense        1,199         159       231        50        226        1,865
                          ------       -----     -----     -----      -----       ------
Income Before Taxes       $1,098       $ 401     $ 220     $ 210      $(173)      $1,756
                          ======       =====     =====     =====      =====       ======

Average Assets           $17,306     $30,473    $4,422   $23,455     $1,674      $77,330
                         =======     =======    ======   =======     ======      =======

In Millions             Servicing
For the Nine               and
Months Ended            Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
September 30, 1999      Businesses   Banking    Banking  Markets    Items        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income        $ 313       $ 474     $ 359     $ 109      $   5      $ 1,260
Provision for
  Credit Losses                -          83         3        (2)        36          120
Noninterest Income         1,386         248        67       165        941        2,807
Noninterest Expense          860         201       225        58        193        1,537
                           -----       -----     -----     -----      -----      -------
Income Before Taxes        $ 839       $ 438     $ 198     $ 218      $ 717      $ 2,410
                           =====       =====     =====     =====      =====      =======

Average Assets            $6,283     $31,784    $4,371   $21,630     $1,462      $65,530
                          ======     =======    ======   =======     ======      =======


Segment Highlights

Servicing and Fiduciary Businesses
----------------------------------

     In the third quarter of 2000, noninterest income was $621 million compared with $474 million in 1999.

     Fees from the Company's securities servicing businesses reached a record $427 million for the third quarter compared with $311 million last year. For the first nine months of 2000, fees from the Company's securities servicing businesses totaled a record $1,202 million, growing 33% compared with $904 million in 1999. Fee revenue was strong across all product lines with particular strength in global custody, depositary receipts, unit investment trust, and mutual funds as well as global execution and clearing services. Fee revenue also benefited from the acquisition of the RBSTB in the fourth quarter of 1999. The Company continues to be the world's leading custodian with assets of $6.9 trillion including $2 trillion of cross-border custody assets. DR trading activity reached $1 trillion for the first time during the first nine months of 2000. Cross-border mergers and acquisitions as well as U.S. investor interest in global telecommunication, media, and technology industries continued to be the major drivers of trading volume. Execution and clearing services continue to benefit from increased activity and a steady flow of new business. In addition, the acquisition of GENA, BHF, and SG Cowen have contributed to the success of these businesses.

     Private client services and asset management fees were $77 million for the quarter, up 26% over last year, led by continued superior investment performance by BNY Asset Management resulting in further new business, as well as by the acquisition of Estabrook Capital Management, Inc. Assets under management were $64 billion while assets under administration were $33 billion at September 30, 2000.

     Total revenues from global payment services, excluding trade finance, were up 10% in the first nine months of 2000. This growth was primarily due to strong increases in funds transfer with domestic financial service companies as well as increased cash management revenue associated with broad market acceptance of CA$H-Register PlusSM, the Company's new internet delivery system for cash management services. Trade finance revenues were down from a year ago primarily due to the sale of BNYFC and reduced pricing, driven by the improved risk profiles of select Asian and Latin American markets.

     Net interest income in the Servicing and Fiduciary businesses segment was $177 million for the third quarter of 2000 compared with $115 million in 1999. The increase in net interest income is partially attributable to the acquisition of RBSTB.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the third quarters of 2000 and 1999. Noninterest expense for the third quarter of 2000 was $414 million compared with $294 million in 1999. The increase was principally due to acquisitions and technology investment.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $137 million in the third quarter of 2000, down from last year's $140 million. The decline is partially attributable to the sale of BNYFC.

     The third quarter of 2000 provision for credit losses was $30 million compared with $22 million last year. Net charge-offs in the Corporate Banking segment were $17 million and $88 million in the third quarters of 2000 and 1999. Noninterest income was $66 million in the current year compared with $70 million last year. The decline is attributable to the sale of BNYFC. Noninterest expense declined to $54 million from $57 million reflecting the sale of BNYFC.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the third quarter of 2000 was $128 million compared with $127 million in 1999. Noninterest income increased in this same period to $26 million from $23 million. Noninterest expense in the third quarter of 2000 was $79 million compared with $78 million in the previous year's period. Net charge-offs were $2 million in the third quarter of 2000 and $1 million in the third quarter of 1999.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter was $31 million compared with 1999's $33 million. Noninterest income was $52 million in the third quarter of 2000 compared with $56 million in the third quarter of 1999. There was a recovery of $1 million in the third quarter of 2000 and net charge-offs were zero in the third quarter of 1999.

Segment Accounting Principles
-----------------------------

     The Company's segment data has been determined on an internal management basis of accounting, which is different from the generally accepted accounting principles used for consolidated financial reporting. These measurement principles ensure that reported results of the segments track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. In the third quarter of 2000, the Company changed certain assumptions related to the duration of sector assets and liabilities and the related interest rates. As a result, sector results for 1999 have been restated.

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

Reconciling Items
-----------------

     Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest expense include $29 million and $23 million of amortization of intangibles in the third quarters of 2000 and 1999 and $85 million and $76 million of amortization of intangibles for the nine months ended September 30, 2000 and 1999, Year 2000 expenses, and corporate overhead. The year-to date and third quarter of 1999 reconciling items for noninterest income include the gain on the sale of BNYFC and the liquidity charge on loans available for sale. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

Normalized Net Income

     1999 normalized earnings reflect net income adjusted for the results of BNYFC, the $1,020 million gain on the sale of BNYFC, the related investment of proceeds, and repurchase of 25 million shares of Company common stock on a pro forma basis as of December 31, 1998; the $124 million liquidity charge related to the sale of loans; a provision adjustment of $75 million; and related tax effects. These adjustments are shown in the table below:

                                           Third Quarter      Year-to-date
(In millions, except per share amounts)        1999        September 30, 1999
                                          -------------    ------------------

Net Income                                   $  773              $1,411
 Adjustments:
  Pre-tax Gain on Sale of BNYFC              (1,020)             (1,020)
  BNYFC Income Before Tax                       (10)               (100)
  Liquidity Charge - Loans Available
    For Sale                                    124                 124
  Provision Normalization                        75                  75
  Interest on Proceeds                            2                  33
  Tax Effects                                   369                 393
                                             ------              ------
 Normalized Net Income                       $  313              $  916
                                             ======              ======

Fully Diluted Shares                            754                 769
Share Adjustment                                 (6)                (18)
                                               ----                ----
Adjusted Shares                                 748                 751
                                               ====                ====

Normalized Diluted Earnings Per Share        $ 0.42              $ 1.22

FORWARD LOOKING STATEMENTS

     The information presented with respect to, among other things, revenue and earnings growth, legal proceedings, the Company's plans and objectives regarding fee based business, nonperforming loans, and future loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results. As such, forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, variations in management projections or market forecasts and the actions that management could take in response to these changes, and other factors described in the following paragraph.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", and words of like import are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements. These statements, projections or future plans, could be affected by a number of domestic and international factors that the Company is necessarily unable to predict with accuracy, including future changes in interest rates, general credit quality, the level of capital market activity, economic activity, consumer behavior, government monetary policy, legislation, legal proceeding and regulation, competition, credit, market and operating risk, and loan demand. In addition, the Company's future results of operations, discussions of future plans and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward looking statements.

     Forward looking statements speak only as of the date they are made. The Company will not update forward looking statements to reflect factual assumptions, circumstances or events which have changed after a forward looking statement was made.

Government Monetary Policies

     The Federal Reserve Board has the primary responsibility for monetary policy; accordingly, its actions have an important influence on the demand for credit and investments and the level of interest rates, as well as market conditions, and thus on the earnings of the Company.

Competition

     The businesses in which the Company operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

     A wide variety of domestic and foreign companies (both banks and non-banks) compete for processing services. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For personal and corporate trust services and investment counseling services, insurance companies, investment counseling firms, and other business firms and individuals offer active competition.

                          THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the three months              For the three months
                                          ended September 30, 2000          ended September 30, 1999
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 4,941       $  67       5.36%    $ 5,641       $  62      4.35%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       4,863          80       6.55       4,051          49      4.76
Loans
 Domestic Offices                       18,862         355       7.49      19,224         349      7.20
 Foreign Offices                        19,676         377       7.62      18,522         294      6.30
                                       -------       -----                -------       -----
   Total Loans                          38,538         732       7.56      37,746         643      6.76
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             1,604          24       5.90       2,452          36      5.85
 U.S. Government Agency Obligations      1,614          28       6.92         840          14      6.56
 Obligations of States and
  Political Subdivisions                   629          13       8.12         570          11      7.87
 Other Securities, including
  Trading Securities                    11,779         176       5.99       2,537          31      4.93
                                       -------       -----                -------       -----
   Total Securities                     15,626         241       6.16       6,399          92      5.76
                                       -------       -----                -------       -----
Total Interest-Earning Assets           63,968       1,120       6.97%     53,837         846      6.24%
                                                     -----                              -----
Allowance for Credit Losses               (609)                              (593)
Cash and Due from Banks                  3,003                              3,240
Other Assets                            10,153                              7,579
                                       -------                            -------
   TOTAL ASSETS                        $76,515                            $64,063
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 5,879          73       4.96%    $ 4,891          54      4.37%
 Savings                                 7,566          52       2.73       7,763          45      2.32
 Certificates of Deposit
  $100,000 & Over                          442           7       6.01         430           5      5.03
 Other Time Deposits                     1,877          25       5.23       2,208          24      4.27
 Foreign Offices                        26,411         344       5.20      18,664         192      4.07
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       42,175         501       4.73      33,956         320      3.74
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,517          38       6.06       2,827          32      4.50
Other Borrowed Funds                     2,154          37       6.91       2,012          27      5.34
Long-Term Debt                           2,872          52       7.13       2,313          38      6.59
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities   $49,718         628       5.04%     41,108         417      4.03%
                                                     -----                              -----
Noninterest-Bearing Deposits            11,232                             10,580
Other Liabilities                        8,448                              5,870
Minority Interest-Preferred Securities   1,500                              1,500
Preferred Stock                              1                                  1
Common Shareholders' Equity              5,616                              5,004
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $76,515                            $64,063
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 492       1.93%                  $ 429      2.21%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             3.05%                             3.16%
                                                                 ====                              ====

                            THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the nine months               For the nine months
                                          ended September 30, 2000          ended September 30, 1999
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,499       $ 203       4.94%    $ 5,321       $ 180      4.52%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       4,310         198       6.15       4,169         147      4.73
Loans
 Domestic Offices                       19,477       1,075       7.37      19,913       1,073      7.21
 Foreign Offices                        20,039       1,109       7.39      19,109         890      6.23
                                       -------       -----                -------       -----
   Total Loans                          39,516       2,184       7.38      39,022       1,963      6.73
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             2,165          97       6.01       2,518         109      5.79
 U.S. Government Agency Obligations      1,192          61       6.82         857          41      6.43
 Obligations of States and
  Political Subdivisions                   612          37       8.04         592          35      7.82
 Other Securities, including
  Trading Securities                    11,382         507       5.94       2,538          87      4.56
                                       -------       -----                -------       -----
   Total Securities                     15,351         702       6.11       6,505         272      5.59
                                       -------       -----                -------       -----
Total Interest-Earning Assets           64,676       3,287       6.79%     55,017       2,562      6.23%
                                                     -----                              -----
Allowance for Credit Losses               (606)                              (619)
Cash and Due from Banks                  3,239                              3,130
Other Assets                            10,021                              8,002
                                       -------                            -------
   TOTAL ASSETS                        $77,330                            $65,530
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 5,733         210       4.89%    $ 5,086         160      4.20%
 Savings                                 7,630         146       2.56       7,793         131      2.24
 Certificates of Deposit
  $100,000 & Over                          443          19       5.59         559          20      4.89
 Other Time Deposits                     2,023          76       5.00       2,195          71      4.31
 Foreign Offices                        27,755       1,043       5.02      18,971         579      4.08
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       43,584       1,494       4.58      34,604         961      3.71
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,569         107       5.57       3,061          99      4.32
Other Borrowed Funds                     2,197         108       6.54       2,591         102      5.31
Long-Term Debt                           2,839         149       6.97       2,225         108      6.45
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities   $51,189       1,858       4.85%     42,481       1,270      4.00%
                                                     -----                              -----
Noninterest-Bearing Deposits            11,249                             10,548
Other Liabilities                        8,073                              5,866
Minority Interest-Preferred Securities   1,500                              1,482
Preferred Stock                              1                                  1
Common Shareholders' Equity              5,318                              5,152
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $77,330                            $65,530
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                           $1,429       1.94%                 $1,292      2.23%
                                                    ======       ====                  ======      ====
Net Yield on Interest-Earning Assets                             2.95%                             3.14%
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

     On February 8, 2000, BNY entered into a written agreement with both the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls. Substantially all of these reporting requirements and controls are now in place.

     Four purported shareholder derivative actions have been filed in connection with these Russian related matters - - two in the United States District Court for the Southern District of New York and two in the New York Supreme Court, New York County - - against certain directors and officers of the Company and BNY alleging that the defendants have breached their fiduciary duties of due care and loyalty by aggressively pursuing business with Russian banks and entities without implementing sufficient safeguards and failing to supervise properly those responsible for that business. The actions seek, on behalf of the Company and BNY, monetary damages from the defendants, corrective action and attorneys' fees. On September 1, 2000, plaintiffs in the two federal actions filed an amended, consolidated complaint that names all of the directors and certain officers of BNY and the Company as defendants, repeats the allegations of the original complaints and adds allegations that certain officers of BNY and the Company participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The Company and BNY believe that the allegations of both the original and the amended complaint are without merit. Defendants have moved to dismiss both actions in New York Supreme Court and the consolidated action in federal court on the ground that plaintiff failed to make a proper demand on the boards of directors. These motions are pending. On September 12, 2000, the boards of directors of BNY and the Company authorized a Special Litigation Committee to consider the response of BNY and the Company to the state and federal court shareholder derivative actions.

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended twice, alleges that the Company and BNY and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals and participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). It seeks an unspecified amount of damages believed to exceed $500 million, along with punitive damages of $500 million, interest, costs, attorneys' fees, expert fees, and other expenses. The amended complaint seeks a trebling of any RICO damages. The Company and BNY moved to dismiss the amended complaint. The Company and BNY believe that the allegations of the amended complaint are without merit and intend to defend the actions vigorously.

     On October 24, 2000, three alleged shareholders of Inkombank filed an action in the Supreme Court, New York County against the Company, BNY and Inkombank. The complaint alleges that the defendants fraudulently induced the plaintiffs to refrain from redeeming their alleged $40 million investment in Inkombank. The complaint asserts a single case of action for fraud, seeking $40 million plus 12% interest from January 1994, punitive damages, costs, interest and attorney fees. The Company and BNY believe that the allegations of the complaint are without merit and intend to defend the action vigorously.

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

Item 5.  Other Information
--------------------------

     In March 2000, the Federal Reserve Board published for public comment a proposal to amend its regulatory capital guidelines to increase the amount of consolidated regulatory capital required to be held by bank holding companies with respect to certain equity and debt investments made by bank holding companies, or their subsidiaries, in nonfinancial companies. The financial impact of the proposal upon the Company cannot be determined until a final rule is published. However, based upon the Company's estimate of the impact of applying the proposed rule to the Company's current investments covered by the proposed rule, management anticipates that the Company's regulatory capital ratios will remain in excess of the ratios required in order to be considered "well capitalized".

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 10(a) - Amendment to The Bank of New York Company, Inc.
                     1993 Long-Term Incentive Plan

     Exhibit 10(b) - Amendment to The Bank of New York Company, Inc.
                     1999 Long-Term Incentive Plan

     Exhibit 10(c) - Amendment to The Bank of New York Company, Inc.
                     Retirement Plan for Non-Employee Directors

     Exhibit 10(d) - Amendment to Deferred Compensation Plan for Non-Employee
                     Directors Of The Bank of New York Company, Inc.

     Exhibit 10(e) - Amendment to The Bank of New York Company, Inc.
                     Supplemental Executive Retirement Plan

     Exhibit 10(f) - Amendment Number Twelve To Grantor Trust Agreement

     Exhibit 10(g) - Tier I Employee Severance Agreement dated July 11,2000

     Exhibit 10(h) - Tier I Employee Severance Agreement dated July 11, 2000

     Exhibit 10(i) - Tier I Employee Severance Agreement dated July 11, 2000

     Exhibit 10(j) - Tier I Employee Severance Agreement dated July 11, 2000

     Exhibit 10(k) - Tier I Employee Severance Agreement dated July 11, 2000

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on
     Preferred Trust Securities for the Three Months and Nine Months Ended September 30, 2000 and 1999.

     Exhibit 27 - Statement Re: Financial Data Schedule containing selected financial data at September 30, 2000.

 (b)  The Company filed the following reports on Form 8-K since
     June 30, 2000:

     On July 17, 2000, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 2000 contained in the Company's press release dated July 17, 2000.

     On October 16, 2000, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the third quarter of 2000 contained in the Company's press release dated October 16, 2000.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: November 14, 2000             By:  \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

   10(a)       Amendment to The Bank of New York Company, Inc.
               1993 Long-Term Incentive Plan

   10(b)       Amendment to The Bank of New York Company, Inc.
               1999 Long-Term Incentive Plan

   10(c)       Amendment to The Bank of New York Company, Inc.
               Retirement Plan for Non-Employee Directors

   10(d) Amendment to Deferred Compensation Plan for Non-Employee Directors Of The Bank of New York Company, Inc.

   10(e)       Amendment to The Bank of New York Company, Inc.
               Supplemental Executive Retirement Plan

   10(f)       Amendment Number Twelve To Grantor Trust Agreement

   10(g)       Tier I Employee Severance Agreement dated July 11, 2000

   10(h)       Tier I Employee Severance Agreement dated July 11, 2000

   10(i)       Tier I Employee Severance Agreement dated July 11, 2000

   10(j)       Tier I Employee Severance Agreement dated July 11, 2000

   10(k)       Tier I Employee Severance Agreement dated July 11, 2000

   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on Preferred Trust Securities for the Three and Nine Months Ended September 30, 2000 and 1999.

   27 Financial Data Schedule containing selected financial data at September 30, 2000 and for the Nine Months Ended September 30, 2000