Form 10-K
period 2000-12-31
BANK OF NEW YORK CO INC
filed 2001-03-29
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2000

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
Common Stock, $7.50 par value                          NEW YORK STOCK EXCHANGE
Preferred Stock Purchase Rights                        NEW YORK STOCK EXCHANGE
7.80% Preferred Trust Securities, Series C             NEW YORK STOCK EXCHANGE
7.05% Preferred Securities, Series D                   NEW YORK STOCK EXCHANGE
6.88% Preferred Trust Securities, Series E             NEW YORK STOCK EXCHANGE

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

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 28, 2001 consisted of:

Common Stock ($7.50 par value)                                 $38,146,022,051
                                                       (based on closing price
                                                   on New York Stock Exchange)

The number of shares outstanding of the registrant's Common Stock $7.50 par value was 736,694,130 shares on February 28, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Proxy Statement for the annual meeting of shareholders to be held May 8, 2001 (other than information included in the proxy statement pursuant to Item 402
(i), (k) and (l) of Regulation S-K) is incorporated by reference into Part
III.

PART I
------

ITEM 1.  BUSINESS
-----------------

INTRODUCTION

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in the Company's 2000 Annual Report to Shareholders beginning under the heading "Securities Servicing and Global Payment Servicing" and continuing through "Retail Banking" which description is included in Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

CERTAIN REGULATORY CONSIDERATIONS

General

     As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 ("BHC Act"). The Company is also subject to regulation by the New York State Banking Department. Under the BHC Act, bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company, without the prior approval of the Federal Reserve Board. In addition, bank holding companies that are not financial holding companies are generally limited to engaging in the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.

     Under the Gramm-Leach-Bliley Act (the "GLB Act"), which became effective on March 11, 2000 with respect to provisions relating to powers, bank holding companies, each of whose depository institution subsidiaries is "well capitalized" as defined under the Federal Deposit Insurance Act and "well managed" as defined under Regulation Y under the BHC Act and which obtain at least a "satisfactory" rating under the Community Reinvestment Act, have the ability to declare themselves to be financial holding companies and engage in a broader range of activities than those traditionally permissible for U.S. bank holding companies. The Company's declaration to become a financial holding company became effective on August 11, 2000. As a financial holding company, the Company may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are "financial in nature," as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the Department of the Treasury) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. Under the GLB Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and lending activities. Under the new merchant banking authority added by the GLB Act, financial holding companies may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that the financial holding company makes the investment with the intention of limiting the investment in duration and does not manage the company on a day-to-day basis.

     Financial holding companies that do not continue to meet all of the requirements for financial holding company status will, depending on which requirement they fail to meet, lose the ability to undertake new activities or acquisitions that are financial in nature or to continue those activities that are not generally permissible for bank holding companies.

     The Company's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York ("BNY"), the Company's principal banking subsidiary, is a New York chartered banking corporation, a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve Board and by the New York State Banking Department.

     Both federal and state laws extensively regulate various aspects of the banking business, such as permissible types and amounts of loans and investments, permissible activities, and reserve requirements. These regulations are intended primarily for the protection of depositors rather than the Company's stockholders.

Capital Adequacy

     The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the Total Capital must consist of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (including preferred trust securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill ("Tier 1 Capital"). The remainder ("Tier 2 Capital") may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease allowance. Not more than 25% of qualifying Tier 1 Capital may consist of preferred trust securities.

     In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 Capital to average total assets) guidelines for bank holding companies and banks. The Federal Reserve Board's guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest regulatory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At December 31, 2000, the Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it. See "FDICIA" below.

     The Federal Reserve recently proposed regulations which would require bank holding companies to deduct from Tier 1 capital 8% to 25% of the total carrying value of certain investments in non-financial companies, including merchant banking investments. The Company does not believe that such regulations, if adopted, would have a material effect on its capital position.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") among other things, requires federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions (such as BNY) that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. Under applicable regulations, an FDIC-insured bank is deemed to be: (i) well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; (ii) adequately capitalized if it maintains a Leverage Ratio of at least 4% (or a Leverage Ratio of at least 3% if it is rated Composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio of 4% and a Total Capital Ratio of at least 8% and is not defined to be well capitalized but meets all of its minimum capital requirements; (iii) undercapitalized if it has a Leverage Ratio of less than 4% (or a Leverage Ratio that is less than 3% if it is rated Composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio less than 4% or a Total Capital Ratio of less than 8% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; (iv) significantly undercapitalized if it has a Leverage Ratio of less than 3%, a Tier 1 Capital Ratio less than 3% or a Total Capital Ratio of less than 8% and it does not meet the definition of critically undercapitalized; and (v) critically undercapitalized if it maintains a level of tangible equity capital less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

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

     A depositary institution that is not well capitalized is subject to certain limitations on brokered deposits. In addition, as indicated above, if a depositary institution is not well capitalized, its parent holding company cannot become, and, subject to a capital restoration plan, cannot remain, a financial holding company.

     As of December 31, 2000 and 1999, the capital ratios for the Company and BNY qualified them as well capitalized as set forth in the table below.

                    December 31, 2000        December 31, 1999
                    -----------------        -----------------
                                                                       Well
                                                                   Capitalized
                    Company      BNY         Company      BNY       Guidelines
                    -------      ---         -------      ---      -----------

Tier I                8.60%     8.03%          7.51%     7.14%           6%
Total Capital        12.92     11.60          11.67     10.50           10
Leverage              7.49      6.91           7.20      6.85            5
Tangible Common
 Equity               5.78      6.96           4.79      6.36

     At December 31, 2000, the amounts of capital by which the Company and BNY exceed the well capitalized guidelines are as follows:

(in millions)                                 Company               BNY
                                              -------               ---

Tier 1                                         $1,699            $1,275
Total Capital                                   1,911             1,006
Leverage                                        1,870             1,395

     The following table presents the components of the Company's risk-based capital at December 31, 2000 and 1999:

(in millions)                                    2000              1999
                                                 ----              ----

Common Stock                                   $6,151            $5,142
Preferred Stock                                     1                 1
Minority Interest - Preferred Securities        1,500             1,500
Adjustments: Intangibles                       (1,785)           (1,624)
             Securities Valuation Allowance      (244)              (58)
                                               -------           -------
Tier 1 Capital                                  5,623             4,961
                                               -------           -------
Qualifying Unrealized Equity Security Gains       153                74
Qualifying Subordinated Debt                    2,073             2,089
Qualifying Allowance for Loan Losses              603               581
                                               -------           -------
Tier 2 Capital                                  2,829             2,744
                                               -------           -------
Total Risk-based Capital                       $8,452            $7,705
                                               =======           =======

     The following table presents the components of the Company's risk adjusted assets at December 31, 2000 and 1999:

                                                     2000                    1999
                                            ---------------------------------------------
                                             Balance                  Balance
                                              sheet/         Risk      sheet/      Risk
                                            notional     adjusted    notional    adjusted
(in millions)                                 amount      balance      amount     balance
                                            --------     --------    --------    --------
Assets
------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks                 $  8,462      $ 1,491    $ 10,126     $ 1,727
Securities                                     7,401        3,080       6,899       2,481
Trading Assets                                12,051            -       8,715           -
Fed Funds Sold and Securities
  Purchased Under Resale Agreements            5,790        1,003       5,383         957
Loans                                         36,261       32,119      37,547      32,901
Allowance for Credit Losses                     (616)           -        (595)          -
Other Assets                                   7,765        5,712       6,681       4,612
                                            ---------     -------    ---------    -------
Total Assets                                $ 77,114       43,405    $ 74,756      42,678
                                            =========     -------    =========    -------
Off-Balance Sheet Exposures
---------------------------
Commitments to Extend Credit                $ 48,625       12,887    $ 51,574      13,484
Securities Lending Indemnifications          106,560            -      61,378           -
Standby Letters of Credit and
  Other Guarantees                             9,634        8,043      10,399       8,397
Interest Rate Contracts                      274,867          534     213,653         535
Foreign Exchange Contracts                    76,352            1     102,950           -
                                            ---------     -------    ---------     -------
Total Off-Balance Sheet Exposures           $516,038       21,465    $439,954      22,416
                                            =========     -------    =========     -------
Market Risk Equivalent Assets                                 391                     887
Unrealized Equity Security Gains
  Qualifying as Risk Based Capital                            153                      74
                                                          -------                 -------
Risk Adjusted Assets                                      $65,414                 $66,055
                                                          =======                 =======


     A further discussion of the Company's capital position and capital adequacy is incorporated by reference from "Capital Resources" in the "Management's Discussion and Analysis" Section and Note 10 to the Consolidated Financial Statements of Exhibit 13.

FDIC Insurance Assessments

     BNY is subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule to determine the assessment rates for most FDIC-insured depository institutions. Effective January 1, 1997, under the schedule, the premiums range from zero to $.27 for every $100 of deposits. Each financial institution is assigned to one of nine categories based on the institutions capital ratios and supervisory evaluations, and the premium paid by the institution is based on the category. Under the present schedule, institutions in the highest of the three capital categories and the highest of three supervisory categories pay no premium and institutions in the lowest of these categories pay $.27 per $100 of deposits. BNY paid no FDIC insurance premiums in 2000. In addition, the Deposit Insurance Funds Act provides for assessments at all insured depository institutions to pay for the cost of the Financing Corporation (a governmental agency) funding. The assessment will be based on deposit levels and will be approximately 2.06 basis points.

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

Acquisitions

     The BHC Act generally limits acquisitions by bank holding companies that have not qualified as financial holding companies to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a financial holding company, however, the Company is also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.


     The BHC Act, the Federal Bank Merger Act, the New York Banking Law and other state statutes regulate the acquisition of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank.

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

ADDITIONAL FINANCIAL INFORMATION
--------------------------------


Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
------------------------------------------------------------------------------
                                   2000                       1999                       1998
                        -------------------------  -------------------------   ------------------------
                        Average           Average  Average           Average   Average          Average
                        Balance  Interest   Rate   Balance  Interest   Rate    Balance  Interest  Rate
                        -------------------------  -------------------------   ------------------------

Assets
------
Interest-Bearing
 Deposits in Banks
 (Primarily Foreign)    $ 5,385   $  273   5.07%   $ 5,500   $  247    4.49%   $ 3,437   $  184    5.35%
Federal Funds Sold
  and Securities
  Purchased Under
  Resale Agreements       4,468      277   6.20      4,236      205    4.83      3,880      203    5.24
Loans
 Domestic Offices
  Other Consumer          3,527      305   8.65      3,292      270    8.21      3,366      282    8.36
  Commercial             15,815    1,125   7.11     16,415    1,148    6.99     16,407    1,229    7.49
 Foreign Offices         19,920    1,482   7.44     19,174    1,219    6.36     18,567    1,264    6.81
                        --------  ------           --------  ------            --------  ------
 Total Loans             39,262    2,912*  7.41     38,881    2,637*   6.78     38,340    2,775*   7.24
                        --------  ------           --------  ------            --------  ------
Securities
 U.S. Government
  Obligations             3,326      210   6.33      3,373      202    5.98      3,638      213    5.85
 Obligations of
  States and
  Political
  Subdivisions              621       50   8.06        588       46    7.86        672       54    7.98
 Other Securities,
   including Trading
   Securities
  Domestic Offices        2,445      146   5.97      1,882       85    4.51      2,051      108    5.23
  Foreign Offices         9,372      563   6.01      1,702       95    5.56        793       31    3.93
                        --------  ------           --------  ------            --------  ------
   Total Other
   Securities            11,817      709   6.00      3,584      180    5.01      2,844      139    4.87
                        --------  ------           --------  ------            --------  ------
 Total Securities        15,764      969   6.15      7,545      428    5.67      7,154      406    5.66
                        --------  ------           --------  ------            --------  ------
Total Interest-Earning
 Assets                  64,879   $4,431   6.83%    56,162   $3,517    6.26%    52,811   $3,568    6.76%
                                  ======                     ======                      ======
Allowance for Credit
  Losses                   (608)                      (613)                       (643)
Cash and Due from
  Banks                   3,181                      3,174                       3,237
Other Assets              9,789                      8,054                       7,736
                        --------                   --------                    --------
Total Assets            $77,241                    $66,777                     $63,141
                        ========                   ========                    ========
Assets Attributable
to Foreign Offices **     47.41%                     41.39%                      38.79%
                          =====                      =====                       =====

 *Includes fees of $115 million in 2000, $130 million in 1999, and $120 million in 1998.
  Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.

  Taxable equivalent adjustments were $54 million in 2000, $44 million in 1999, and $58 million in 1998 and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

**Includes Cayman Islands branch office.



Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
------------------------------------------------------------------------------

                                         2000                         1999                        1998
                              ---------------------------  --------------------------  -------------------------
                              Average             Average  Average            Average  Average           Average
                              Balance   Interest    Rate   Balance   Interest   Rate   Balance  Interest   Rate
                              ---------------------------  --------------------------  -------------------------

Liabilities and
Shareholders' Equity
--------------------
Interest-Bearing Deposits
  Domestic Offices
   Money Market Rate
    Accounts                  $ 5,827    $  290     4.98% $ 5,142     $  221    4.30%  $ 4,998    $  232   4.65%
   Savings                      7,599       197     2.59    7,757        177    2.28     7,682       193   2.51
   Certificates of
    Deposit of $100,000
    or More                       448        26     5.80      526         26    5.03       687        37   5.41
   Other Time Deposits          1,998       101     5.07    2,238         99    4.42     2,299       110   4.80
                              -------    ------           -------     ------           -------    ------
   Total Domestic Offices      15,872       614     3.87   15,663        523    3.34    15,666       572   3.65
                              -------    ------           -------     ------           -------    ------
  Foreign Offices
   Banks in Foreign Countries   6,894       324     4.71    6,402        264    4.12     5,422       246   4.53
   Government and
    Official Institutions         621        38     6.09    1,178         55    4.67     1,205        65   5.39
   Other Time and Saving       20,091     1,035     5.15   12,613        521    4.13     9,784       491   5.02
                              -------    ------           -------     ------           -------    ------
   Total Foreign Offices       27,606     1,397     5.06   20,193        840    4.16    16,411       802   4.88
                              -------    ------           -------     ------           -------    ------
   Total Interest-
    Bearing Deposits           43,478     2,011     4.63   35,856      1,363    3.80    32,077     1,374   4.28
                              -------    ------           -------     ------           -------    ------
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                     2,673       153     5.73    2,940        131    4.45     3,147       145   4.60
 Other Borrowed Funds           2,099       139     6.62    2,362        126    5.36     3,761       204   5.42
Long-Term Debt                  2,884       204     7.06    2,306        152    6.57     1,972       136   6.90
                              -------    ------           -------     ------           -------    ------
      Total Interest-Bearing
        Liabilities            51,134    $2,507     4.90%  43,464     $1,772    4.07%   40,957    $1,859   4.54%
                                         ======                       ======                      ======
Noninterest-Bearing Deposits
  Domestic Offices             11,185                      10,613                       10,109
  Foreign Offices                  92                          95                           76
                              -------                     -------                      -------
    Total Noninterest-
     Bearing Deposits          11,277                      10,708                       10,185
                              -------                     -------                      -------
Other Liabilities               7,850                       6,004                        5,850
Minority Interest - Preferred
 Securities                     1,500                       1,487                        1,233
Preferred Stock                     1                           1                            1
Common Shareholders' Equity     5,479                       5,113                        4,915
                              -------                     -------                      -------
Total Liabilities
  and Shareholders' Equity    $77,241                     $66,777                      $63,141
                              =======                     =======                      =======
Net Interest Earnings and
     Interest Rate Spread                $1,924     1.93%             $1,745    2.19%             $1,709   2.22%
                                         ======                       ======                      ======
Net Yield on
Interest-Earning Assets                             2.96%                       3.11%                      3.24%
                                                    =====                       =====                      =====
Liabilities Attributable
     to Foreign Offices         38.37%                      35.77%                      31.53%
                                ======                      ======                      ======

Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
----------------------------------------------------------------

                                               2000 vs. 1999                             1999 vs. 1998
                                  -------------------------------------      ----------------------------------

                                    Increase (Decrease)                      Increase (Decrease)
                                     due to change in:                        due to change in:
                                  ---------------------                      -------------------
                                                               Total                                   Total
                                  Average       Average       Increase       Average     Average      Increase
                                  Balance        Rate        (Decrease)      Balance      Rate       (Decrease)
                                  -------       -------      ----------      -------     -------     ----------
Interest Income
---------------
Interest-Bearing Deposits
 in Banks                           $ (5)        $  31          $  26          $  96       $(33)       $  63
Federal Funds Sold and Securities
 Purchased Under Resale Agreements    12            60             72             18        (16)           2
Loans
  Domestic Offices
    Other Consumer                    20            15             35             (7)        (5)         (12)
    Commercial                       (41)           18            (23)             1        (82)         (81)
  Foreign Offices                     50           213            263             40        (85)         (45)
                                    -----        ------         ------         ------      -----       ------
    Total Loans                       29           246            275             34       (172)        (138)
Securities
 U.S. Government Obligations          (3)           11              8            (15)         4          (11)
 Obligations of States and
  Political Subdivisions               3             1              4             (7)        (1)          (8)
 Other Securities, including
  Trading Assets
  Domestic Offices                    29            32             61             (8)       (15)         (23)
  Foreign Offices                    460             8            468             43         21           64
                                    -----        ------         ------         ------      -----       ------
    Total Other Securities           489            40            529             35          6           41
                                    -----        ------         ------         ------      -----       ------
    Total Securities                 489            52            541             13          9           22
                                    -----        ------         ------         ------      -----       ------
      Total Interest Income          525           389            914            161       (212)         (51)
                                    -----        ------         ------         ------      -----       ------
Interest Expense
----------------
Interest-Bearing Deposits
 Domestic Offices
  Money Market Rate Accounts          32            37             69              7        (18)         (11)
  Savings                             (4)           24             20              2        (18)         (16)
  Certificate of Deposits of
   $100,000 or More                   (4)            4              -             (9)        (2)         (11)
  Other Time Deposits                (11)           13              2             (3)        (8)         (11)
                                    -----        ------         ------         ------      -----       ------
  Total Domestic Offices              13            78             91             (3)       (46)         (49)
                                    -----        ------         ------         ------      -----       ------
 Foreign Offices
  Banks in Foreign Countries          21            39             60             42        (24)          18
Government and Official
   Institutions                      (31)           14            (17)            (1)        (9)         (10)
  Other Time and Savings             362           152            514            126        (96)          30
                                    -----        ------         ------         ------      -----       ------
  Total Foreign Offices              352           205            557            167       (129)          38
                                    -----        ------         ------         ------      -----       ------
      Total Interest-Bearing
       Deposits                      365           283            648            164       (175)         (11)
Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements             (13)           35             22             (9)        (5)         (14)
Other Borrowed Funds                 (15)           28             13            (76)        (2)         (78)
Long-Term Debt                        40            12             52             22         (6)          16
                                    -----        ------         ------         ------      -----       ------
      Total Interest Expense         377           358            735            101       (188)         (87)
                                    -----        ------         ------         ------      -----       ------
Change in Net Interest Income       $148         $  31          $ 179          $  60      $ (24)        $ 36
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

    The information presented with respect to market risk is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include adverse changes in market conditions, the timing of such changes and the actions that management could take in response to these changes.


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

Nonperforming Assets
--------------------

A summary of nonperforming assets is presented in the following table.


(in millions)                                        December 31,
                                ----------------------------------------------------
                                 2000        1999        1998        1997       1996
                                 ----        ----        ----        ----       ----
Nonaccrual
----------
  Domestic                       $141        $ 83        $126        $159       $175
  Foreign                          48          63          53          34         38
                                 ----        ----        ----        ----       ----
                                  189         146         179         193        213
Real Estate Acquired
in Satisfaction of Loans            4          12          14          15         41
------------------------         ----        ----        ----        ----       ----
                                 $193        $158        $193        $208       $254
                                 ====        ====        ====        ====       ====
Past Due 90 Days or More
and Still Accruing Interest
---------------------------
Domestic:
  Credit Card                    $  -        $  -        $  -        $  1       $215
  Other Consumer                    3           3           3           2          2
  Commercial                       23          13          26          75         30
                                 ----        ----        ----        ----       ----
                                   26          16          29          78        247
Foreign:
  Banks                             -           3           -           -          -
                                 ----        ----        ----        ----       ----
                                 $ 26        $ 19        $ 29        $ 78       $247
                                 ====        ====        ====        ====       ====


                                                   2000      1999
                                                   ----      ----
Nonperforming Asset Ratio                           0.5%      0.4%
Allowance/Nonperforming Loans                     325.6     407.7
Allowance/Nonperforming Assets                    319.6     376.9

Allowance for Credit Losses
---------------------------

The following table details changes in the Company's allowance for credit losses for the last five years.

(dollars in millions)                2000          1999          1998          1997          1996
                                     ----          ----          ----          ----          ----
Loans Outstanding, December 31,   $36,261       $37,547       $38,386       $35,127       $37,006
Average Loans Outstanding          39,262        38,881        38,340        36,577        36,698

Allowance for Loan Losses
-------------------------
Balance, January 1
    Domestic                        $ 485         $ 498         $ 441         $ 670         $ 515
    Foreign                            71            69            44            38            82
    Unallocated                        39            69           156           193           159
                                    ------        ------        ------        ------        ------
Total, January 1                      595           636           641           901           756
                                    ------        ------        ------        ------        ------
Allocations and Acquisitions (1)        -           (39)            4          (186)            -

Charge-Offs
  Domestic
    Commercial and Industrial         (88)         (104)          (34)          (89)          (46)
    Real Estate & Construction          -            (5)            -             -           (11)
    Consumer                           (9)           (8)          (10)          (13)          (16)
    Credit Card                         -             -             -          (298)         (503)
  Foreign                              (3)          (37)           (7)           (3)           (4)
                                    ------        ------        ------        ------        ------
     Total                           (100)         (154)          (51)         (403)         (580)
                                    ------        ------        ------        ------        ------
Recoveries
  Domestic
    Commercial and Industrial          11            10             7             9            15
    Real Estate & Construction          1             2             7             3             -
    Consumer                            3             4             5             8             7
    Credit Card                         -             -             -            23            62

  Foreign                               1             1             3             6            41
                                    ------        ------        ------        ------        ------
     Total                             16            17            22            49           125
Net Charge-Offs                       (84)         (137)          (29)         (354)         (455)
                                    ------        ------        ------        ------        ------

Provision                             105           135            20           280           600

Balance, December 31,
  Domestic                            491           485           498           441           670
  Foreign                              67            71            69            44            38
  Unallocated                          58            39            69           156           193
                                    ------        ------        ------        ------        ------
     Total, December 31,            $ 616         $ 595         $ 636         $ 641         $ 901
                                    ======        ======        ======        ======        ======
Ratios
------
Net Charge-Offs to Average Loans
 Outstandings                        0.21%         0.35%         0.08%         0.97%         1.24%
                                    ======        ======        ======        ======        ======
Net Charge-Offs to Total Allowance  13.64%        23.03%         4.56%        55.23%        50.50%
                                    ======        ======        ======        ======        ======
Total Allowance to Year-End Loans
 Outstanding                         1.70%         1.58%         1.66%         1.82%         2.44%
                                     =====         =====         =====         =====         =====

(1)  In 1999, $39 million was allocated to BNYFC loans sold. In 1997, $186 million of the allowance was allocated to credit card loans sold in 1997.


     At December 31, 2000, the Company's emerging markets exposures consisted of $91 million in medium-term loans, $1,633 million in short-term loans, primarily trade related, and $203 million in investments. In addition, the Company has $311 million of debt securities of emerging market countries, including $264 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Subsequent to December 31, 2000, the Company sold $164 million of its emerging market debt securities. Emerging market countries where the Company has exposure include Argentina, Brazil, Bulgaria, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, Honduras, Indonesia, Iraq, Jamaica, Malaysia, Mexico, Morocco, Panama, Peru, Philippines, Russia, Thailand, Uruguay, Venezuela, and Vietnam.

Securities
----------

The following table shows the maturity distribution by carrying amount and yield
(not on a taxable equivalent basis) of the Company's securities portfolio at
December 31, 2000.
                                                                                          Mortgage/
                                          U.S.            States and      Other Bonds,    Asset-Backed
                          U.S.            Government      Political       Notes and       and Equity
                          Government      Agency          Subdivisions    Debentures      Securities
                          -------------   -------------   -------------   -------------   -------------
(dollars in millions)     Amount  Yield*  Amount  Yield*  Amount  Yield*  Amount  Yield*  Amount  Yield*   Total
                          ------  -----   ------  -----   ------  -----   ------  -----   ------  -----    -----
Securities Held-
----------------
 to-Maturity
------------
One Year or Less             $15  5.76%      $ 4   5.77%    $175   5.02%   $ 24    7.66%     $  -     -%    $218
Over 1 through 5 Years         3  6.18         -      -       24   6.00      88    3.97         -     -      115
Over 5 through 10 Years        -     -         -      -       25   6.87       1    7.12         -     -       26
Over 10 years                  -     -         -      -       13   6.77     280    6.75         -     -      293
Mortgage-Backed Securities     -     -         -      -        -      -       -       -       100  7.24      100
                             ---             ---            ----           ----              ----           ----
                             $18  5.84%      $ 4   5.77%    $237   5.41%   $393    6.18%     $100  7.24     $752
                             ===             ===            ====           ====              ====           ====
Securities Available-
---------------------
 for-Sale
---------
One Year or Less          $   12  5.92%    $  35   6.19%    $146   5.07%  $ 888    6.42%   $    -     -%  $1,081
Over 1 through 5 Years     1,335  5.78       855   7.18       38   5.61     176    5.91         -     -    2,404
Over 5 through 10 Years       20  5.26       334   6.44       81   5.52     123    6.71         -     -      558
Over 10 years                101  5.14         -      -      183   5.44     353    5.53         -     -      637
Mortgage-Backed Securities     -     -         -      -        -      -       -       -       512  6.83      512
Asset-Backed Securities        -     -         -      -        -      -       -       -       327  6.26      327
Equity Securities              -     -         -      -        -      -       -       -     1,130  2.54    1,130
                          ------          ------            ----         ------            ------         ------
                          $1,468  5.73%   $1,224   6.95%    $448   5.35% $1,540    6.18%   $1,969  4.27%  $6,649
                          ======          ======            ====         ======            ======         ======

*Yields are based upon the amortized cost of securities.

Loans
-----
The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 2000.

                                                                 Over 1 Year
                                                      1 Year     Through       Over
(in millions)                                         or Less    5 Years       5 Years     Total
                                                      -------    -----------   -------    ------
Domestic
--------
Real Estate, Excluding Loans Collateralized
 by 1-4 Family Residential Properties                $   386       $ 1,185      $1,450   $ 3,021
Commercial and Industrial Loans                        3,110         8,425       2,268    13,803
Other, Excluding Loans to Individuals and those
 Collateralized by 1-4 Family Residential Properties   4,031         1,068          60     5,159
                                                     -------       -------      ------   -------
                                                       7,527        10,678       3,778    21,983
Foreign                                                2,666         1,818         466     4,950
-------
                                                     -------       -------      ------   -------
   Total                                             $10,193       $12,496      $4,244   $26,933
                                                     =======       =======      ======   =======
Loans with:
  Predetermined Interest Rates                       $ 3,170       $   834      $1,377   $ 5,381
  Floating Interest Rates                              7,023        11,662       2,867    21,552
                                                     -------       -------      ------   -------
   Total                                             $10,193       $12,496      $4,244   $26,933
                                                     =======       =======      ======   =======

Deposits
--------
     The aggregate amount of deposits by foreign customers in domestic offices was $5.2 billion, $7.1 billion, and $5.4 billion at December 31, 2000, 1999, and 1998.
     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 2000.

                                                             Other
                                        Certificates         Time
(in millions)                           of Deposits          Deposits          Total
                                        --------------------------------------------

3 Months or Less                               $490           $3,651          $4,141
Over 3 Through 6 Months                         154                -             154
Over 6 Through 12 Months                         91                -              91
Over 12 Months                                  242               33             275
                                               ----           ------          ------
     Total                                     $977           $3,684          $4,661
                                               ====           ======          ======

     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.


Other Borrowed Funds
--------------------
Information related to other borrowed funds in 2000, 1999, and 1998 is presented in the table below.

                                                2000                   1999                   1998
                                          --------------------------------------------------------------
(dollars in millions)                              Average                Average                Average
                                          Amount     Rate       Amount      Rate       Amount      Rate
                                          ------   -------      ------    -------      ------   --------
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements
  At December 31                          $1,108     4.12%      $1,318      2.46%      $1,571      3.78%
  Average During Year                      2,673     5.73        2,940      4.45        3,147      4.60
  Maximum Month-End Balance During Year    3,698     6.45        3,639      2.58        4,684      4.65

Other*
  At December 31                          $1,710     5.07%      $1,595      3.97%      $2,963      4.86%
  Average During Year                      2,099     6.62        2,362      5.36        3,761      5.42
  Maximum Month-End Balance During Year    2,385     4.97        3,476      4.70        3,467      5.07


*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.

Foreign Assets
--------------
     Foreign assets are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's foreign assets may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. At December 31, 2000, the Company had cross border exposure of more than 1% of its total assets in United Kingdom, totaling $3.0 billion, in Germany, totaling $2.1 billion, in Belgium, totaling $1.2 billion, in Italy, totaling $0.9 billion, and in France, totaling $0.8 billion. The United Kingdom's assets consisted of $2.2 billion attributable to banks and other financial institutions and $730 million attributable to commercial, industrial and other companies. Germany's assets consisted of $1.7 billion attributable to banks and other financial institutions, $148 million attributable to public sector entities, and $246 million attributable to commercial, industrial and other companies. Belgium's assets consisted of $1.0 billion attributable to banks and other financial institutions, $189 million attributable to public sector entities, and $35 million attributable to commercial, industrial and other companies. Italy's assets consisted of $917 million attributable to banks and other financial institutions and $18 million attributable to commercial, industrial and other companies. France's assets consisted of $292 million attributable to banks and other financial institutions, $6 million attributable to public sector entities, and $524 million attributable to commercial, industrial and other companies.


EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
------------------------------------------------------------------------------------------

                                                                                   Company
                                                                                   Officer
Name                           Office and Experience                          Age   Since
----                           ---------------------                          ---  -------
Thomas A. Renyi     1998-2001  Chairman and Chief Executive Officer           55    1992
                               of the Company and the Bank
                    1997-1998  President and Chief Executive Officer of
                               the Company and the Bank
                    1996-1997  President of the Company and President and
                               Chief Executive Officer of the Bank

Alan R. Griffith    1996-2001  Vice Chairman of the Company and the Bank      59    1990

Gerald L. Hassell   1998-2001  President of the Company and the Bank          49    1998
                    1998-1998  Senior Executive Vice President of the Company
                    1996-1998  Chief Commercial Banking Officer and
                               Senior Executive Vice President of the Bank

Bruce W. Van Saun   1998-2001  Senior Executive Vice President of the         43    1998
                               Company and Chief Financial Officer of the
                               Company and the Bank
                    1997-1998  Executive Vice President and Chief Financial
                               Officer of the Bank
                    1996-1997  Chief Financial Officer Deutsche Bank
                               North America

Robert J. Mueller   2000-2001  Senior Executive Vice President of the         59    2000
                               Company and the Bank
                    1998-2000  Senior Executive Vice President -
                               Asset Based Lending Sector of the Bank
                    1996-1998  Senior Executive Vice President and
                               Chief Credit Policy Officer of the Bank

J. Michael Shepherd      2001  Executive Vice President, General Counsel and  45    2001
                               Secretary of the Company and Executive Vice
                               President and General Counsel of the Bank
                    1996-2001  Partner, Brobeck, Phleger and Harrison, LLP

Thomas J. Mastro    1999-2001  Comptroller of the Company and the Bank        51    1999
                    1998-1999  Senior Vice President of the Bank
                    1996-1998  Vice President of the Bank

Robert J. Goebert   1996-2001  Auditor of the Company, Senior Vice            59    1982
                               President of the Bank


There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

ITEM 2.  PROPERTIES
-------------------
     At December 31, 2000 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey and Connecticut; Harrison, New York; Newark, Delaware; Brussels, Belgium; London, England; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     The Company continues to cooperate with investigations by federal and state law enforcement and bank regulatory authorities. The investigations focus on funds transfer activities in certain accounts at BNY, principally involving wire transfers from Russian and other sources in Eastern Europe, as well as certain other matters involving BNY and its affiliates. The funds transfer investigations center around accounts controlled by Peter Berlin, his wife, Lucy Edwards (until discharged in September 1999, an officer of BNY), and companies and persons associated with them. Berlin and Edwards pled guilty to various federal criminal charges. The Company cannot predict when or on what basis the investigations will conclude or their effect, if any, on the Company.

     On February 8, 2000, BNY entered into a written agreement with both the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls. Substantially all of these reporting requirements and controls are now in place.

     Four purported shareholder derivative actions have been filed in connection with these Russian related matters - - two in the United States District Court for the Southern District of New York and two in the New York Supreme Court, New York County - - against certain directors and officers of the Company and BNY alleging that the defendants have breached their fiduciary duties of due care and loyalty by aggressively pursuing business with Russian banks and entities without implementing sufficient safeguards and failing to supervise properly those responsible for that business. The actions seek, on behalf of the Company and BNY, monetary damages from the defendants, corrective action and attorneys' fees. On September 1, 2000, plaintiffs in the two federal actions filed an amended, consolidated complaint that names all of the directors and certain officers of BNY and the Company as defendants, repeats the allegations of the original complaints and adds allegations that certain officers of BNY and the Company participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. Management believes that the allegations of both the original and the amended complaint are without merit. On September 12, 2000, the boards of directors of BNY and the Company authorized a Special Litigation Committee to consider the response of BNY and the Company to the state and federal court shareholder derivative actions.

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended twice, alleges that the Company and BNY and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals and participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On March 21, 2001, the court dismissed the second amended complaint without leave to replead. Plaintiffs have not indicated whether they intend to appeal that decision.

     On October 24, 2000, three alleged shareholders of Inkombank filed an action in the Supreme Court, New York County against the Company, BNY and Inkombank. The complaint alleges that the defendants fraudulently induced the plaintiffs to refrain from redeeming their alleged $40 million investment in Inkombank. The complaint asserts a single cause of action for fraud, seeking $40 million plus 12% interest from January 1994, punitive damages, costs, interest and attorney fees. The Company and BNY have moved to dismiss the amended compliant. That motion is pending. The Company and BNY believe that the allegations of the complaint are without merit and intend to defend the action vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 2000.

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. All of the Company's other securities are not currently listed. The Company had 28,719 common shareholders of record at February 28, 2001.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     Selected financial data are incorporated herein by reference from the corresponding section included in Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------
     Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference from the corresponding section of Exhibit 13.

FORWARD LOOKING STATEMENTS

     The information presented with respect to, among other things, earnings growth, projected business volume, the outcome of legal and investigatory proceedings, the Company's plans and objectives in moving into fee based business, and future loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate", "forecast", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", and words of like import are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

     Forward looking statements, including the Company's future results of operations, discussions of future plans and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-K, are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements, projections or future plans, could be affected by lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, variations in management projections or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals and changes in customer credit quality, as well as by a number of factors that the Company is necessarily unable to predict with accuracy. These include future changes in interest rates, general credit quality, the level of capital market activity, economic activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

     Forward looking statements speak only as of the date they are made. The Company will not update forward looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward looking statement was made.

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

     See page 12 "Market Risk Management".

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

PART III
--------
     The material responsive to Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement for its 2001 Annual Meeting, except for information as to Executive Officers set forth in Part I,
Item 1.

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


(b) Reports on Form 8-K:

     October 16, 2000: Unaudited interim financial information and accompanying discussion for the third quarter of 2000.

     December 14, 2000: Projections and earnings estimates presented to the financial analysts on December 14, 2000.

     January 16, 2001: Unaudited interim financial information and accompanying discussion for the fourth quarter of 2000.


(c) Exhibits:

     Submitted as a separate section of this report.

(d) Financial Statements Schedules:

     None

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in New York, New York, on the 13th day of March, 2001.

                                  THE BANK OF NEW YORK COMPANY, INC.


                             By:  \s\ Thomas J. Mastro
                                  -------------------------------------
                                  (Thomas J. Mastro,
                                   Comptroller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 2001.

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


\s\ Nicholas M. Donofrio                      Director
------------------------------------
(Nicholas M. Donofrio)


\s\ Richard J. Kogan                          Director
------------------------------------
(Richard J. Kogan)


\s\ John A. Luke, Jr.                         Director
------------------------------------
(John A. Luke, Jr.)


\s\ John C. Malone                            Director
------------------------------------
(John C. Malone)


\s\ Donald L. Miller                          Director
-----------------------------------
(Donald L. Miller)


\s\ Catherine A. Rein                         Director
------------------------------------
(Catherine A. Rein)


\s\ William C. Richardson                     Director
------------------------------------
(William C. Richardson)


\s\ Brian L. Roberts                          Director
------------------------------------
(Brian L. Roberts)

INDEX TO EXHIBITS

Exhibit No.
----------

3  (a)  The By-Laws of The Bank of New York Company, Inc. as amended through
        November 14, 2000.

   (b) Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated June 13, 2000, incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 2000.

4 (a) None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

   (b) Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985 between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the Company's registration statement on Form 8-A dated December 18,1985.

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

   (d) Second Amendment, dated as of April 30, 1993, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent incorporated by reference to the amendment on Form 8-A/A, filed May 3, 1993, to the Company's Registration Statement on Form 8-A, dated December 18, 1985. (File No. 1-6152)

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

  *(b) Consulting Agreement dated November 5, 1997, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(c) Compensation Agreement dated April 17, 1997, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(d) 1984 Stock Option Plan of The Bank of New York Company, Inc. as amended through February 23, 1988, incorporated by reference to
        Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

  *(e) Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(f) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1990.

  *(g) Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(h) Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995, incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(i) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(j) Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(k) Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual report on Form 10-K for the year ended
        December 31, 1994.

  *(l) Amendment dated November 14, 1995 to The Bank of New Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company's Annual report on Form 10-K for the year ended
        December 31, 1995.

  *(m) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1993.

  *(n) Amendment dated January 12, 1999 to the 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc, incorporated by reference to exhibit 10(r) to the Company's annual report on Form 10-K for the year ended December 31, 1998.

  *(o) 1988 Long-Term Incentive Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(p) Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(q) The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(r) Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(s) Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(t) Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(u) Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
        Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(v) Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  *(w) The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  *(x)  The Bank of New York Company, Inc. Supplemental Executive
        Retirement Plan, incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(y) Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to
        Exhibit 10(k) to the Company's Annual Report On Form 10-K for the year ended December 31, 1993.

  *(z) Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(aa) Amendment dated June 11, 1996 to The Bank of New York Company, Inc.
        Supplemental Executive Retirement Plan, incorporated by reference to
        Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(bb) Amendment dated November 12, 1996 to The Bank of New York Company,
        Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(cc) Amendment dated December 23, 1999 to the Trust Agreement dated
        November 16, 1993 related to executive compensation, incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  *(dd) Trust Agreement dated November 16, 1993 related to certain executive compensation plans and agreements, incorporated by reference to
        Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(ee) Amendment dated October 11, 1994 to Trust Agreement dated November 16,
        1993, related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(ff) Trust Agreement dated December 15, 1994 related to certain executive compensation plans and agreements, incorporated by reference to
        Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(gg) Amendment dated December 10, 1996 to The Bank of New York Company,
        Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  *(hh) Amendment dated January 14, 1997 to the Trust Agreement dated
        November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(ii) Amendment dated January 31, 1997 to the Trust Agreement dated
        November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(jj) Consulting Agreement dated June 18, 1999, incorporated by reference to Exhibit 10(nn) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  *(kk) Amendment dated September 11, 1998 to the Trust Agreement dated
        November 16, 1993 related to executive compensation agreements, Incorporated by reference to Exhibit 10(oo) to the the Company's Annual Report on Form 10-K for the year ended December 31,1998.

  *(ll) Form of Remuneration Agreement between the Company and one of the five most highly compensated executive officers of the Company incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1982.

  *(mm) Form of Tax Reimbursement Agreement dated as of July 13, 1994 between the Company and two of the five most highly compensated executive officers of the Company, incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1994.

  *(nn) Form of Remuneration Agreement dated October 11, 1994 between the
        Company and three of the five most highly compensated officers of the Company, incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(oo) The Bank of New York Company, Inc. Retirement Plan for Non-Employee
        Directors, incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994,

  *(pp) Amendment dated November 8, 1994 to The Bank of New York Company, Inc.
        Retirement Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(qq) Amendment dated February 9, 1999 to The Bank of New York Company, Inc.
        Retirement Plan for Non-Employee Directors, Incorporated by reference To Exhibit 10(uu) to the Company's Annual Report on Form 10-K for the Year ended December 31, 1998.

  *(rr) Deferred Compensation Plan for Non-Employee Directors of The Bank of
        New York Company, Inc., incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1993.

  *(ss) Amendment dated November 8, 1994 to Deferred Compensation Plan for
        Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(tt) Amendment dated February 11, 1997 to the Directors' Deferred
        Compensation Plan for The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(uu) Enhanced Severance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  *(vv) Amendment to The Bank of New York Company, Inc. 1993 Long-Term
        Incentive Plan, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(ww) Amendment to The Bank of New York Company, Inc. 1999 Long-Term
        Incentive Plan, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(xx) Amendment to The Bank of New York Company, Inc. Retirement Plan for
        Non-Employee Directors, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(yy) Amendment to Deferred Compensation Plan for Non-Employee Directors Of
        The Bank of New York Company, Inc, incorporated by reference to
        Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(zz) Amendment to The Bank of New York Company, Inc. Supplemental Executive
        Retirement Plan, incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 *(aaa) Amendment Number Twelve To Grantor Trust Agreement, incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 *(bbb) Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 *(ccc) Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 *(ddd) Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 *(eee) Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 *(fff) Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 *(ggg) Amendment dated February 13, 2001 to The Bank of New York Company,
        Inc. Supplemental Executive Retirement Plan.

 *(hhh) Employee Severance Agreement dated January 22, 2001 for an executive officer of the Company.

 *(iii) Description of Remuneration Agreement dated December 13, 2000 between the Company and an executive office of the Company.

 *(jjj) Amendment Number Thirteen To Grantor Trust Agreement.

12      Statement - Re: Computation of Earnings to Fixed Charges Ratios

13      Portions of the 2000 Annual Report to Shareholders

21      Subsidiaries of the Registrant

23.1    Consent of Ernst & Young LLP

* Constitutes a Management Contract or Compensatory Plan or Arrangement