Form 10-Q
period 2001-03-31
BANK OF NEW YORK CO INC
filed 2001-05-14
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 735,541,974 shares as of April 30, 2001.

                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS



PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000                      3

          Consolidated Statements of Income
          For the Three Months Ended March 31, 2001 and 2000        4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Three
          Months Ended March 31, 2001                               5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 2001 and 2000        6

          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          13

PART 2.  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                         22

Item 6.  Exhibits and Reports on Form 8-K                          23

SIGNATURE                                                          24

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                      THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                            March 31,        December 31,
                                                              2001                2000
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 2,847             $ 3,125
Interest-Bearing Deposits in Banks                           3,568               5,337
Securities:
  Held-to-Maturity (fair value of $133 in 2001
   and $719 in 2000)                                           147                 752
  Available-for-Sale                                         6,668               6,649
                                                           -------             -------
    Total Securities                                         6,815               7,401
Trading Assets at Fair Value                                11,986              12,051
Federal Funds Sold and Securities Purchased Under Resale
 Agreements                                                  3,469               5,790
Loans (less allowance for credit losses of $616 in 2001
 and $616 in 2000)                                          36,508              35,645
Premises and Equipment                                         928                 924
Due from Customers on Acceptances                              622                 447
Accrued Interest Receivable                                    297                 354
Other Assets                                                 6,033               6,040
                                                           -------             -------
     Total Assets                                          $73,073             $77,114
                                                           =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $11,061             $13,255
 Interest-Bearing
   Domestic Offices                                         15,480              15,774
   Foreign Offices                                          24,373              27,347
                                                           -------             -------
     Total Deposits                                         50,914              56,376
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                            1,080               1,108
Trading Liabilities                                          2,442               2,070
Other Borrowed Funds                                         1,961               1,687
Acceptances Outstanding                                        623                 450
Accrued Taxes and Other Expenses                             3,289               3,283
Accrued Interest Payable                                       122                 127
Other Liabilities                                            2,079               1,325
Long-Term Debt                                               3,008               3,036
                                                           -------             -------
     Total Liabilities                                      65,518              69,462
                                                           -------             -------

Company-Obligated Mandatory Redeemable Preferred
 Trust Securities of Subsidiary Trust Holding Solely
 Junior Subordinated Debentures                              1,500               1,500
                                                           -------             -------
Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 16,320 shares
  in 2001 and 2000                                               1                   1
 Common Stock-par value $7.50 per share,
  authorized 1,600,000,000 shares, issued
  988,042,412 shares in 2001 and
  985,528,475 shares in 2000                                 7,410               7,391
 Additional Capital                                            586                 521
 Retained Earnings                                           3,819               3,566
 Accumulated Other Comprehensive Income                        130                 207
                                                           -------             -------
                                                            11,946              11,686
 Less: Treasury Stock (250,318,423 shares in 2001
        and 244,460,032 shares in 2000), at cost             5,883               5,526
       Loan to ESOP (1,142,939 shares in 2001
        and 2000), at cost                                       8                   8
                                                           -------             -------
     Total Shareholders' Equity                              6,055               6,152
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $73,073             $77,114
                                                           =======             =======

----------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.

                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                       (In millions, except per share amounts)
                                    (Unaudited)

                                                                For the three
                                                                months ended
                                                                  March 31,

                                                              2001        2000
                                                              ----        ----
Interest Income
---------------
Loans                                                       $  676      $  716
Securities
  Taxable                                                       78          80
  Exempt from Federal Income Taxes                              17          15
                                                            ------      ------
                                                                95          95
Deposits in Banks                                               70          71
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                        51          49
Trading Assets                                                 141         102
                                                            ------      ------
    Total Interest Income                                    1,033       1,033
                                                            ------      ------
Interest Expense
----------------
Deposits                                                       463         472
Federal Funds Purchased and Securities Sold
 Under Repurchase Agreements                                    32          36
Other Borrowed Funds                                            31          29
Long-Term Debt                                                  52          49
                                                            ------      ------
    Total Interest Expense                                     578         586
                                                            ------      ------
Net Interest Income                                            455         447
-------------------
Provision for Credit Losses                                     30          20
                                                            ------      ------
Net Interest Income After Provision for
 Credit Losses                                                 425         427
                                                            ------      ------
Noninterest Income
------------------
Servicing Fees
 Securities                                                    458         372
 Cash                                                           69          66
                                                            ------      ------
                                                               527         438
Private Client Services and
 Asset Management Fees                                          79          70
Service Charges and Fees                                        90          90
Securities Gains                                                45          40
Other                                                          117          99
                                                            ------      ------
    Total Noninterest Income                                   858         737
                                                            ------      ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 394         359
Net Occupancy                                                   50          45
Furniture and Equipment                                         30          26
Other                                                          179         172
                                                            ------      ------
    Total Noninterest Expense                                  653         602
                                                            ------      ------
Income Before Income Taxes                                     630         562
Income Taxes                                                   218         196
Distribution on Preferred Trust Securities                      28          28
                                                            ------      ------
Net Income                                                  $  384      $  338
----------                                                  ======      ======
Net Income Available to Common Shareholders                 $  384      $  338
-------------------------------------------                 ======      ======

Per Common Share Data:
----------------------
   Basic Earnings                                            $0.53       $0.46
   Diluted Earnings                                           0.52        0.46
   Cash Dividends Paid                                        0.18        0.16
Diluted Shares Outstanding                                     743         741

----------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements




                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                       For the three months ended March 31, 2001
                                 (In millions)
                                  (Unaudited)

Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, March 31                                                               1
                                                                          -------

Common Stock
Balance, January 1                                                          7,391
  Issuances in Connection with Employee Benefit Plans                          19
                                                                          -------

Balance, March 31                                                           7,410
                                                                          -------

Additional Capital
Balance, January 1                                                            521
  Issuances in Connection with Employee Benefit Plans                          65
                                                                          -------

Balance, March 31                                                             586
                                                                          -------

Retained Earnings
Balance, January 1                                                          3,566
  Net Income                                                        $384      384
  Cash Dividends on Common Stock                                             (131)
                                                                          -------

Balance, March 31                                                           3,819
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        244
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(29) Million                                (60)     (60)
      Reclassification Adjustment, Net of Taxes of $(14) Million     (27)     (27)
                                                                          -------

    Balance, March 31                                                         157
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (37)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(3) Million                                  (4)      (4)
                                                                          -------

    Balance, March 31                                                         (41)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                          -
      Cumulative Effect of Change in Accounting Principle,
       Net of Taxes of $7 Million                                     10       10
      Net Unrealized Derivative Gains on Cash Flow Hedges,
       Net of Taxes of $2 Million                                      3        3
      Reclassification to Earnings, Net of Taxes of $0.5 Million       1        1
                                                                    ----  -------

    Balance, March 31                                                          14
                                                                          -------

Total Comprehensive Income                                          $307
                                                                    ====

Less Treasury Stock
Balance, January 1                                                          5,526
  Issued                                                                      (33)
  Acquired                                                                    390
                                                                          -------

Balance, March 31                                                           5,883
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              8
                                                                          -------

Balance, March 31                                                               8
                                                                          -------

Total Shareholders' Equity, March 31                                      $ 6,055
                                                                          =======


------------------------------------------------------------------------------------
Comprehensive Income for the three months ended March 31, 2001 and 2000 was $307 million and $339 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)


                                                         For the three months
                                                            Ended March 31,

                                                             2001       2000
                                                             ----       ----
Operating Activities
Net Income                                                 $  384     $  338
Adjustments to Determine Net Cash attributable to
 Operating Activities:
  Provision for Losses on Loans and Other Real Estate          32         21
  Depreciation and Amortization                                64         61
  Deferred Income Taxes                                       128        122
  Securities Gains                                            (45)       (40)
  Change in Trading Activities                                190       (533)
  Change in Accruals and Other, Net                           652       (290)
                                                           ------     ------
Net Cash Provided (Used) by Operating Activities            1,405       (321)
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                1,654        413
Purchases of Securities Held-to-Maturity                        -        (69)
Maturities of Securities Held-to-Maturity                       -         57
Purchases of Securities Available-for-Sale                   (903)      (820)
Sales of Securities Available-for-Sale                        836        521
Maturities of Securities Available-for-Sale                   381        213
Net Principal Received (Disbursed) on Loans to Customers     (814)    (3,299)
Sales of Loans and Other Real Estate                          187        117
Change in Federal Funds Sold and Securities
 Purchased Under Resale Agreements                          2,328      2,754
Purchases of Premises and Equipment                           (29)       (19)
Acquisitions, Net of Cash Acquired                           (240)       (93)
Proceeds from the Sale of Premises and Equipment                2          -
Other, Net                                                    (72)       (91)
                                                           ------     ------
Net Cash Provided (Used) by Investing Activities            3,330       (316)
                                                           ------     ------
Financing Activities
Change in Deposits                                         (4,987)       (72)
Change in Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                             (28)       122
Change in Other Borrowed Funds                                305      1,347
Proceeds from the Issuance of Long-Term Debt                    -         15
Repayments of Long-Term Debt                                  (60)         -
Issuance of Common Stock                                      117        105
Treasury Stock Acquired                                      (390)      (246)
Cash Dividends Paid                                          (131)      (117)
                                                           ------     ------
Net Cash (Used) Provided by Financing Activities           (5,174)     1,154
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       161         80
                                                           ------     ------
Change in Cash and Due From Banks                            (278)       597
Cash and Due from Banks at Beginning of Period              3,125      3,276
                                                           ------     ------
Cash and Due from Banks at End of Period                   $2,847     $3,873
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  582     $  578
    Income Taxes                                               11         15

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

2.  Acquisitions and Dispositions
    -----------------------------

     In January 2001, the Company acquired the correspondent clearing business of Schroder & Co, Inc, from Salomon Smith Barney Inc. This transaction provides the Company with the opportunity to establish new client relationships and add broader product capabilities to its equity clearing business.

     In March 2001, the Company acquired the corporate trust business of Summit Bancorp, headquartered in Princeton, New Jersey. The acquisition involves the transfer of nearly 800 bond trustee and agency relationships, representing approximately $15.7 billion in outstanding securities for state and local government issuers, colleges, universities and health care institutions, as well as for a number of corporate clients.

     In April 2001, the Company signed a definitive agreement to acquire the corporate trust business of U.S. Trust Corporation, a subsidiary of The Charles Schwab Corporation, headquartered in San Francisco, California. The acquisition involves the transfer of more than 5,000 bond trust and agency appointments representing more than $330 billion in outstanding debt securities. The U.S. Trust business is a diversified portfolio with significant market position in several specialty products and services, including the structured finance and municipal finance market segments.

     In May 2001, the Company signed a definitive agreement to acquire the institutional custody and administration business of NatWest Bank, a unit of the Royal Bank of Scotland. The acquisition continues the Company's strategic commitment to expanding its European-based investor services capabilities.

3.  Allowance for Credit Losses
    ---------------------------

     Transactions in the allowance for credit losses are summarized as follows:
                                          Three months ended
                                               March 31,
(In millions)                            2001            2000
                                         ----            ----

Balance, Beginning of Period             $616            $595
  Charge-Offs                             (32)            (22)
  Recoveries                                2               7
                                         ----            ----
  Net Charge-Offs                         (30)            (15)
  Provision                                30              20
                                         ----            ----
 Balance, End of Period                  $616            $600
                                         ====            ====

4.  Capital Transactions
    --------------------

     As of April 30, 2001, the Company has approximately 5 million common shares remaining to repurchase under its 14 million share buyback programs.

5.  Derivatives and Hedging
    -----------------------

     Effective January 1, 2001, the Company adopted a new accounting standard related to derivatives and hedging activities. The new standard requires all derivatives to be included as assets or liabilities in the balance sheet and that such instruments be carried at fair value through adjustments to either other comprehensive income or current earnings, or both, as appropriate.

     The adoption of the new standard as of January 1, 2001 resulted in zero impact on 2001 net income and a credit of $10 million to accumulated other comprehensive income. In connection with the adoption of the new standard, the Company transferred investment securities with a carrying value of $0.6 billion and an unrealized loss of $5 million from its held-to-maturity to its available-for-sale and trading portfolios.

     The Company enters into various derivative financial instruments such as interest rate swaps, foreign currency swaps, futures contracts and forward rate agreements for non-trading purposes, which are designated and qualify as fair value and cash flow hedges of certain assets and liabilities in accordance with the new standard.

     The Company utilizes interest rate swap agreements to manage its exposure to interest rate fluctuations. Interest rate swaps are used to convert fixed rate loans, deposits and long-term debt to floating rates, and to hedge interest rate resets of variable rate cash flows. Basis swaps are used to convert various variable rate borrowings to LIBOR which better matches the assets funded by the borrowings. Cross-currency swaps are used to hedge exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets or liabilities on the balance sheet. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation.

     During the first quarter of 2001, the Company recorded ineffectiveness of $1 million related to fair value and cash flow hedges in other income. Also during the quarter, the Company recorded a credit of $3 million to other comprehensive income arising from the change in value of cash flow hedges. In addition, it reclassified a deferred loss on expired interest rate futures contracts of $1 million from accumulated other comprehensive income to a charge to interest expense.

     The Company also utilizes foreign exchange forward contracts to manage currency exposure relating to its net investments in non-U.S. dollar functional currency operations. A loss of less than $1 million from revaluing these contracts was deferred and reported within cumulative translation adjustments in shareholders' equity, net of tax effects. Interest elements (forward points) on these foreign exchange forward contracts of less than $1 million were recorded as a credit in other comprehensive income, net of tax effects.

     In the first quarter, all the Company's derivative financial instruments not designated as hedges were recorded in the Company's trading account at fair value.

     The amounts recognized as other comprehensive income for cash flow hedges are reclassified to net interest income as interest is realized on the hedging derivative. Assuming interest rates remain stable, a minimal amount is expected to be reclassified to income over the next twelve months.

6.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

                                                  Three Months Ended
                                                      March 31,
(In millions, except per share amounts)
                                                   2001      2000
                                                   ----      ----

Net Income (1)                                     $384      $338
                                                   ====      ====

Basic Weighted Average
 Shares Outstanding                                 732       732
Shares Issuable on Exercise of
 Employee Stock Options                              11         9
                                                   ----      ----
Diluted Weighted Average Shares Outstanding         743       741
                                                   ====      ====

Basic Earnings Per Share:                         $0.53     $0.46
Diluted Earnings Per Share:                        0.52      0.46

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

     The Company's actual results of future operations may differ from those set forth in certain forward looking statements contained herein. Refer to further discussion under the heading "Forward Looking Statements".

     The Company reported record first quarter diluted earnings per share of 52 cents, up 13% from the 46 cents earned in the first quarter of 2000. Net income for the first quarter was a record $384 million, up 14% from the $338 million earned in the same period last year.

     The first quarter results reflect the strength of the Company's strategy in an uncertain business climate. Despite declining equity values in the past quarter, the Company's business model continues to perform well given the diversity of markets, products and client bases the Company serves throughout the world. In securities servicing, fee revenues increased to a record $458 million, up 23% for the quarter. Private client services and asset management fees grew 14% in the quarter. Foreign exchange and other trading revenues were $83 million, up 9% from last year's first quarter. The Company's continued focus on fee-based businesses resulted in noninterest income growing to 65% of total revenue in the first quarter, up from 62% a year ago.

     Return on average common equity for the first quarter of 2001 was 25.92% compared with 24.82% and 27.07% in the fourth and first quarters of 2000, respectively. Return on average assets for the first quarter of 2001 was 2.03% compared with 1.92% and 1.78% in the fourth and first quarters of 2000, respectively.

     Fees from the Company's securities servicing businesses reached $458 million for the first quarter compared with $372 million in the prior year. Fee revenue was particularly strong in depositary receipts ("DRs"), unit investment trust, global liquidity services, corporate trust and global execution services. The Company continues to be the world's leading custodian with assets of $6.8 trillion, including $2 trillion of cross-border custody assets. With respect to global liquidity services, average funds invested off-balance-sheet were $34 billion in the first quarter of 2001, up 39% compared with last year's first quarter.

     Private client services and asset management fees were $79 million for the quarter, up 14% from $70 million last year, led by the Company's build out in the equity-value management and alternative investment product lines.

     Within global payment services, cash management and funds transfer fees were up 10% for the first quarter of 2001. This growth continues to be driven by new business wins in the domestic financial service industry as well as increased cash management revenue associated with CA$H-Register PlusR, the Company's internet-based electronic banking service.

     Foreign exchange and other trading revenues for the quarter were $83 million, up from $56 million in the fourth quarter of 2000 and $76 million in the first quarter of 2000 principally due to strong foreign exchange transaction flows from the Company's securities servicing client franchise as well as strength in the Company's fixed income businesses. The increased penetration of the European and Asian securities servicing client base continues to provide growth opportunities.

     Net interest income on a taxable equivalent basis for the first quarter increased to $469 million from $460 million in the first quarter of 2000.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 54 cents per share in the first quarter of

2001, compared with 48 cents per share in the first quarter of 2000. On the same basis, tangible return on average common equity was 39.28% in the first quarter of 2001 compared with 43.03% in 2000; and tangible return on average assets was 2.19% in the first quarter of 2001 compared with 1.93% in 2000. Amortization of intangibles for the first quarter of 2001 was $29 million compared with $28 million in the first quarter of 2000.

CAPITAL

     The Company's estimated Tier 1 capital and Total capital ratios were 8.42% and 12.54% at March 31, 2001, compared with 8.60% and 12.92% at December 31, 2000, and 7.39% and 11.49% at March 31, 2000. The leverage ratio was 7.41% at March 31, 2001, compared with 7.49% at December 31, 2000, and 6.66% one year ago. The Company's tangible common equity as a percent of total assets was 5.87% at March 31, 2001, compared with 5.78% at December 31, 2000, and 4.74% at March 31, 2000. In the first quarter of 2001, the Company repurchased 7 million shares under its common stock repurchase programs.

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


NONINTEREST INCOME

                                          1st           4th           1st
                                        Quarter       Quarter       Quarter
                                        -------       -------       -------
(In millions)                            2001          2000          2000
                                         ----          ----          ----
Servicing Fees
  Securities                             $458          $448          $372
  Global Payment Services                  69            65            66
                                         ----          ----          ----
                                          527           513           438
Private Client Services and
 Asset Management Fees                     79            77            70
Service Charges and Fees                   90            85            90
Foreign Exchange and
 Other Trading Activities                  83            56            76
Securities Gains                           45            44            40
Other                                      34            30            23
                                         ----          ----          ----
Total Noninterest Income                 $858          $805          $737
                                         ====          ====          ====

     Total noninterest income reached $858 million, up 16% from $737 million in last year's first quarter. Securities servicing fees grew 23% reaching $458 million compared with $372 million from a year ago. Fees from global payment services for the quarter were $69 million, up 5%, reflecting higher cash management and funds transfer fees, which grew 10% over last year's first quarter, partially offset by lower trade finance fees. Fees from private client services and asset management were $79 million, up 14% from the first quarter of 2000. Securities gains were $45 million, which compares to $44 million in the fourth quarter of 2000 and $40 million a year ago.

NET INTEREST INCOME


                                      1st         4th         1st
                                    Quarter     Quarter     Quarter
(Dollars in millions                -------     -------     -------
on a tax equivalent basis)           2001        2000        2000
                                     ----        ----        ----
Net Interest Income                  $469        $496        $460
Net Interest Rate
 Spread                              1.88%       1.88%       1.96%
Net Yield on Interest
 Earning Assets                      2.93        3.01        2.89


     Net interest income on a taxable equivalent basis was $469 million in the first quarter of 2001 compared with $496 million in the fourth quarter of 2000 and $460 million in the first quarter of 2000. The net interest rate spread was 1.88% in the first quarter of 2001, compared with 1.88% in the fourth quarter of 2000 and 1.96% one year ago. The net yield on interest earning assets was 2.93% compared with 3.01% in the fourth quarter of 2000 and 2.89% in last year's first quarter.

     The decline from the fourth quarter in net interest income and net yield is primarily due to a lower interest rate environment and reflects the Company's ongoing strategy of managing loan growth and culling its loan portfolio to reduce credit exposures that no longer meet risk/return criteria.

     Interest income would have been increased by $3 million for the first quarters of 2001 and 2000 if loans on nonaccrual status at March 31, 2001 and 2000 had been performing for the entire period.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 2001 are as follows:

                                                            1st Quarter 2001
                                    March 31, 2001               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                 $ 33,577 $    50   $    71    $   250   $   279
 Swaps                       113,280   1,024       512        861       457
 Written Options              91,589       -       922          -       847
 Purchased Options            38,534     105         -        191         -
Foreign Exchange Contracts:
 Swaps                         1,117       -         -          -         -
 Written Options              12,820       -       150          -       138
 Purchased Options            15,377     152         -        153         -
 Commitments to Purchase
  and Sell Foreign Exchange  107,183     725       711        755       745
Debt Securities                    -   9,923        73     10,152        42
Credit Derivatives             2,056       7         3          6         2
                                     -------    ------    -------    ------
Total Trading Account                $11,986    $2,442    $12,368    $2,510
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


(In millions)                      1st Quarter 2001
                      -----------------------------------------
                      Average    Minimum    Maximum    3/31/01
                      --------   --------   --------  ---------
Interest rate           $4.3       $2.4       $5.5     $4.5
Foreign Exchange         1.2        0.6        2.7      1.9
Diversification         (1.8)      (1.0)      (3.6)    (2.8)
Overall Portfolio        3.7        2.3        6.1      3.6


(In millions)                      1st Quarter 2000
                      -----------------------------------------
                      Average    Minimum    Maximum    3/31/00
                      --------   --------   --------  ---------
Interest rate           $4.3       $2.7       $6.1     $5.2
Foreign Exchange         2.0        1.3        3.8      2.0
Overall Portfolio        6.3        4.4        8.8      7.2


NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the first quarter of 2001 was $653 million, up from $644 million in the fourth quarter of 2000 and $602 million in the first quarter of 2000. The increase in expenses was primarily attributable to acquisitions, technology investments, and variable costs associated with increased trading volumes.

     The efficiency ratio for the first quarter of 2001 was 50.8% compared with 51.2% in the fourth quarter of 2000 and 52.1% in the first quarter of 2000.

     The effective tax rate for the first quarter of 2001 was 34.5% compared with 34.8% in the first quarter of 2000.

NONPERFORMING ASSETS

                                                                   Change
                                                                 3/31/01 vs.
(Dollars in millions)                 3/31/01      12/31/00       12/31/00
                                     --------      --------       --------
Loans:
     Other Commercial                  $139          $113            $26
     Foreign                             46            48             (2)
     Regional Commercial                 21            28             (7)
                                       ----          ----            ---
  Total Loans                           206           189             17
Other Real Estate                         2             4             (2)
                                       ----          ----            ---
  Total Nonperforming Assets           $208          $193            $15
                                       ====          ====            ===
Nonperforming Assets Ratio              0.6%          0.5%
Allowance/Nonperforming Loans         298.2         325.6
Allowance/Nonperforming Assets        295.7         319.6


     Nonperforming assets totaled $208 million at March 31, 2001, compared with $193 million at December 31, 2000. The increase in nonperforming loans primarily reflects loans to a customer in the movie theater industry and to a specialty chemical maker that sought protection from asbestos claims through a bankruptcy filing.

IMPAIRED LOANS

The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans:

(Dollars in millions)                         3/31/01           12/31/00
                                             --------           --------

Impaired Loans with an Allowance                $120               $107
Impaired Loans without an Allowance(1)            26                 22
                                                ----               ----
Total Impaired Loans                            $146               $129
Allowance for Impaired Loans                      34                 25
Average Balance of Impaired Loans
 during the Quarter                              146                125
Interest Income Recognized on
 Impaired Loans during the Quarter               0.9                0.2

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.


CREDIT LOSS PROVISION AND NET CHARGE-OFFS

                                    1st          4th          1st
                                  Quarter      Quarter      Quarter
                                  -------      -------      -------
(In millions)                       2001         2000        2000
                                    ----         ----        ----
Provision                           $ 30         $ 35        $ 20
                                    ====         ====        ====
Net Charge-offs:
  Other Commercial                   (28)         (34)        (13)
  Consumer                            (2)          (2)         (1)
  Other                                -            -          (1)
                                    ----         ----        ----
     Total                          $(30)        $(36)       $(15)
                                    ====         ====        ====

Other Real Estate Expenses          $  2         $  1        $  1


     The allowance for credit losses was $616 million, or 1.66% of loans at March 31, 2001, compared with $616 million, or 1.70% of loans at December 31, 2000 and $600 million, or 1.48% of loans at March 31, 2000. The ratio of the allowance to nonperforming assets was 295.7% at March 31, 2001, compared with 319.6% at December 31, 2000 and 378.1% at March 31, 2000.

     Based on an evaluation of individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:
                                  3/31/01    12/31/00    3/31/00
                                  -------    --------    -------

Domestic
     Real Estate                        3%          3%         3%
     Commercial                        80          76         79
     Consumer                           1           1          -
Foreign                                11          11         12
Unallocated                             5           9          6
                                      ---         ---        ---
                                      100%        100%       100%
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

     The Servicing and Fiduciary businesses segment provides a broad array of fee-based services. This segment includes the Company's securities servicing, global payment services, and private client services and asset management businesses. Securities servicing includes global custody, securities clearance, mutual funds, unit investment trust, securities lending, Depositary Receipts, corporate trust, stock transfer and associated execution services. Global payment services products primarily relate to funds transfer, cash management and trade finance. Private client services and asset management provide traditional banking and trust services to affluent clients and asset management to institutional and private clients.

     The Corporate Banking segment focuses on providing lending services, such as term loans, lines of credit, asset based financings, and commercial mortgages, to the large public and private corporations nationwide, as well as public and private mid-size businesses in the New York metropolitan area. Special industry groups focus on financial institutions, securities, insurance, media and telecommunications, energy, real estate, retailing, automotive, and government banking institutions. Through BNY Capital Markets, the Company provides syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services.

     The Retail Banking segment includes consumer lending, residential mortgage lending, and retail deposit services. The Company operates 345 branches in 23 counties in three states.

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

The segments contributed to the Company's profitability as follows:


In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate  Retail   Financial  Reconciling  Consolidated
March 31, 2001          Businesses  Banking    Banking  Markets    Items        Total
---------------------   ----------  ---------  -------  ---------  -----------  ------------
Net Interest Income     $  159      $   121     $  128   $    37    $   10      $   455
Provision for
  Credit Losses              -           31          1        (1)       (1)          30
Noninterest Income         672           77         27        74         8          858
Noninterest Expense        432           59         77        16        69          653
                        ------      -------     ------   -------    ------      -------
Income Before Taxes     $  399      $   108     $   77   $    96    $  (50)     $   630
                        ======      =======     ======   =======    ======      =======

Average Assets          $8,602      $27,713     $4,468   $34,119    $1,779      $76,681
                        ======      =======     ======   =======    ======      =======

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate  Retail   Financial  Reconciling  Consolidated
March 31, 2000          Businesses  Banking    Banking  Markets    Items        Total
---------------------   ----------  ---------  -------  ---------  -----------  ------------
Net Interest Income     $  156      $   138     $  126   $    24    $    3      $   447
Provision for
  Credit Losses              -           28          1         -        (9)          20
Noninterest Income         573           75         24        63         2          737
Noninterest Expense        385           53         73        18        73          602
                        ------      -------     ------   -------    -------     -------
Income Before Taxes     $  344      $   132     $   76   $    69    $  (59)     $   562
                        ======      =======     ======   =======    =======     =======

Average Assets          $8,393      $31,403     $4,367   $30,726    $1,649      $76,538
                        ======      =======     ======   =======    ======      =======


Segment Highlights

Servicing and Fiduciary Businesses
----------------------------------

     In the first quarter of 2001, noninterest income was $672 million compared with $573 million in 2000.

     Fees from the Company's securities servicing businesses reached $458 million for the first quarter of 2001 compared with $372 million last year. Fee revenue was particularly strong in depositary receipts ("DRs"), unit investment trust, global liquidity services, corporate trust and global execution services. The Company continues to be the world's leading custodian with assets of $6.8 trillion, including $2 trillion of cross-border custody assets. With respect to global liquidity services, average funds invested off-balance-sheet were $34 billion in the first quarter of 2001, up 39% compared with last year's first quarter.

     Private client services and asset management fees were $79 million for the quarter, up 14% from $70 million last year, led by the Company's acquisitions and build out in the equity-value management and alternative investment product lines. Assets under management were $63 billion while assets under administration were $33 billion at March 31, 2001.

     Fees from global payment services for the quarter were $69 million, up 5%, reflecting higher cash management and funds transfer fees, which grew 10% over last year's first quarter, partially offset by lower trade finance fees.

     Net interest income in the Servicing and Fiduciary businesses segment was $159 million for the first quarter of 2001 compared with $156 million in 2000. The increase in net interest income is primarily due to growth in deposits and associated assets.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the first quarters of 2001 and 2000. Noninterest expense for the first quarter of 2001 was $432 million compared with $385 million in 2000. The rise in noninterest expense is consistent with the significant increase in business volumes which produced higher fee revenue, as well as the Company's continued investment in technology.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $121 million in the first quarter of 2001, compared with last year's $138 million. The decrease reflects the decline in assets, principally broker dealer loans, as well as a decline in both the volume and the value of low cost short-term deposits.

     The first quarter of 2001 provision for credit losses was $31 million compared with $28 million last year. The increase principally reflects deterioration in the economy. Net charge-offs in the Corporate Banking segment were $27 million and $13 million in the first quarters of 2001 and 2000. Noninterest income was $77 million in the current year compared with $75 million last year reflecting strength in the Company's fixed income businesses. Noninterest expense increased to $59 million from $53 million reflecting higher compensation and an other real estate write-down.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the first quarter of 2001 was $128 million compared with $126 million in 2000. Noninterest income was $27 million for the quarter compared with $24 million last year. The increase reflects better penetration of the customer base and improved pricing. Noninterest expense in the first quarter of 2001 was $77 million compared with $73 million in the previous year's period. Net charge-offs were $3 million in the first quarter of 2001 and $2 million in the first quarter of 2000.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter was $37 million compared with 2000's $24 million reflecting an increase in assets, primarily liquid short-term investments, and faster repricing of its liabilities compared to its assets in a declining rate environment. Noninterest income was $74 million in the first quarter of 2001 compared with $63 million in the first quarter of 2000 reflecting stronger trading performance. Strong fixed income markets offset weakness in the equity markets, resulting in a relatively consistent level of securities gains in the first quarter of 2001 compared with the quarter a year ago. Net charge-offs were zero in the first quarters of 2001 and 2000.

Segment Accounting Principles
-----------------------------

     The Company's segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. In the third quarter of 2000, the Company changed certain assumptions related to the duration of sector assets and liabilities and the related interest rates. As a result, sector results for 2000 were restated.

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

Reconciling Items
-----------------

     Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest income primarily relate to the sale of certain securities. Reconciling items for noninterest expense include $29 million and $28 million of amortization of intangibles in the first quarters of 2001 and 2000, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.


FORWARD LOOKING STATEMENTS

     The information presented with respect to, among other things, earnings growth, projected business volume, the outcome of legal and investigatory proceedings, the Company's plans and objectives in moving into fee-based business, and future loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate", "forecast", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", "should", and words of like import are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

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

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the three months               For the three months
                                            ended March 31, 2001               ended March 31, 2000
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,833       $  70       4.85%    $ 6,395       $  71      4.47%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       3,731          51       5.54       3,647          49      5.40
Loans
 Domestic Offices                       19,116         338       7.18      20,113         361      7.22
 Foreign Offices                        19,111         338       7.17      20,156         355      7.09
                                       -------       -----                -------       -----
   Total Loans                          38,227         676       7.18      40,269         716      7.15
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             1,275          18       5.73       2,774          42      6.08
 U.S. Government Agency Obligations      1,794          31       6.78         826          14      6.62
 Obligations of States and
  Political Subdivisions                   682          13       7.91         592          12      8.01
 Other Securities, including
  Trading Securities                    13,468         188       5.65       9,614         142      5.93
                                       -------       -----                -------       -----
   Total Securities                     17,219         250       5.87      13,806         210      6.09
                                       -------       -----                -------       -----
Total Interest-Earning Assets           65,010       1,047       6.53%     64,117       1,046      6.56%
                                                     -----                              -----
Allowance for Credit Losses               (614)                              (609)
Cash and Due from Banks                  2,632                              3,283
Other Assets                             9,653                              9,747
                                       -------                            -------
   TOTAL ASSETS                        $76,681                            $76,538
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,204          71       4.61%    $ 5,522          65      4.75%
 Savings                                 7,493          49       2.65       7,647          47      2.46
 Certificates of Deposit
  $100,000 & Over                          407           6       6.19         465           6      5.44
 Other Time Deposits                     1,905          24       4.96       2,204          26      4.73
 Foreign Offices                        26,814         313       4.74      27,691         328      4.75
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       42,823         463       4.38      43,529         472      4.36
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,473          32       5.22       2,792          36      5.25
Other Borrowed Funds                     2,029          31       6.26       1,996          29      5.80
Long-Term Debt                           3,018          52       6.94       2,823          49      6.84
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    50,343         578       4.65%     51,140         586      4.60%
                                                     -----                              -----
Noninterest-Bearing Deposits            11,010                             11,291
Other Liabilities                        7,811                              7,587
Minority Interest-Preferred Securities   1,500                              1,500
Preferred Stock                              1                                  1
Common Shareholders' Equity              6,016                              5,019
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $76,681                            $76,538
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 469       1.88%                  $ 460      1.96%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.93%                             2.89%
                                                                 ====                              ====

PART 2.  OTHER INFORMATION

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

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended twice, alleges that the Company and BNY and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals and participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On March 21, 2001, the court dismissed the second amended complaint without leave to replead. On April 16, 2001, plaintiffs filed a Notice of Appeal of that decision. Argument is expected on that appeal in September-October 2001.

     On October 24, 2000, three alleged shareholders of Inkombank filed an action in the Supreme Court, New York County against the Company, BNY and Inkombank. The complaint alleges that the defendants fraudulently induced the plaintiffs to refrain from redeeming their alleged $40 million investment in Inkombank. The complaint asserts a single case of action for fraud, seeking $40 million plus 12% interest from January 1994, punitive damages, costs, interest and attorney fees. The Company and BNY have moved to dismiss the amended complaint. That motion is pending. The Company and BNY believe that the allegations of the complaint are without merit and intend to defend the action vigorously.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on
     Preferred Trust Securities for the Three Months Ended March 31, 2001 and 2000.

(b)  The Company filed the following reports on Form 8-K since
     December 31, 2000:

     On January 16, 2001, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 2000 contained in the Company's press release dated January 16, 2001.

     On April 16, 2001, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2001 contained in the Company's press release dated April 16, 2001.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                       (Registrant)





Date: May 14, 2001                By:   \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT  INDEX
                                --------------


Exhibit        Description
-------        -----------



   12          Ratio of Earnings to Fixed Charges and Ratio of
               Earnings to Combined Fixed Charges and Distributions on Preferred Trust Securities for the Three Months Ended March 31, 2001 and 2000.