Form 10-Q
period 2001-06-30
BANK OF NEW YORK CO INC
filed 2001-08-14
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 736,606,915 shares as of July 31, 2001

                      THE BANK OF NEW YORK COMPANY, INC.
                                  FORM 10-Q
                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000                       3

          Consolidated Statements of Income
          For the Three Months and Six Months
          Ended June 30, 2001 and 2000                              4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Six
          Months Ended June 30, 2001                                5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 2001 and 2000           6

          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          14

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                         26

Item 2.  Sales of Unregistered Common Stock                        27

Item 4.  Submission of Matters to Vote of Security Holders         27

Item 6.  Exhibits and Reports on Form 8-K                          28

SIGNATURE                                                          29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                      THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Balance Sheets
               (Dollars in millions, except per share amounts)
                                 (Unaudited)

                                                            June 30,          December 31,
                                                              2001                2000
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 3,995             $ 3,125
Interest-Bearing Deposits in Banks                           6,014               5,337
Securities
  Held-to-Maturity (fair value of $107 in 2001
  and $719 in 2000)                                            127                 752
  Available-for-Sale                                         9,575               6,649
                                                           -------             -------
    Total Securities                                         9,702               7,401
Trading Assets at Fair Value                                 9,904              12,051
Federal Funds Sold and Securities Purchased Under Resale
  Agreements                                                 2,639               5,790
Loans (less allowance for credit losses of $616 in 2001
  and $616 in 2000)                                         36,089              35,645
Premises and Equipment                                         935                 924
Due from Customers on Acceptances                              712                 447
Accrued Interest Receivable                                    277                 354
Other Assets                                                 6,564               6,040
                                                           -------             -------
     Total Assets                                          $76,831             $77,114
                                                           =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $12,123             $13,255
 Interest-Bearing
   Domestic Offices                                         15,702              15,774
   Foreign Offices                                          25,883              27,347
                                                           -------             -------
     Total Deposits                                         53,708              56,376
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           2,201               1,108
Trading Liabilities                                          1,763               2,070
Other Borrowed Funds                                         2,044               1,687
Acceptances Outstanding                                        716                 450
Accrued Taxes and Other Expenses                             3,388               3,283
Accrued Interest Payable                                        90                 127
Other Liabilities                                            2,080               1,325
Long-Term Debt                                               3,055               3,036
                                                           -------             -------
     Total Liabilities                                      69,045              69,462
                                                           -------             -------
Company-Obligated Mandatory Redeemable Preferred
  Trust Securities of Subsidiary Trust Holding Solely
  Junior Subordinated Debentures                             1,500               1,500
                                                           -------              ------
Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 16,320 shares
  in 2001 and 16,320 shares in 2000                              1                   1
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  990,360,261 shares in 2001 and
  985,528,475 shares in 2000                                 7,428               7,391
 Additional Capital                                            674                 521
 Retained Earnings                                           4,071               3,566
 Accumulated Other Comprehensive Income                        126                 207
                                                           -------             -------
                                                            12,300              11,686
 Less: Treasury Stock (252,617,170 shares in 2001
        and 244,460,032 shares in 2000), at cost             6,006               5,526
       Loan to ESOP (1,142,939 shares in 2001
        and 1,142,939 in 2000), at cost                          8                   8
                                                           -------             -------
     Total Shareholders' Equity                              6,286               6,152
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $76,831             $77,114
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


                               THE BANK OF NEW YORK COMPANY, INC.
                               Consolidated Statements of Income
                            (In millions, except per share amounts)
                                          (Unaudited)

                                                                For the three       For the six
                                                                months ended        months ended
                                                                  June 30,            June 30,

                                                              2001       2000     2001       2000
                                                              ----       ----     ----       ----
Interest Income
---------------
Loans                                                        $ 595      $ 735   $1,271     $1,451
Securities
  Taxable                                                      100         78      178        157
  Exempt from Federal Income Taxes                              20         15       37         31
                                                             -----      -----    -----      -----
                                                               120         93      215        188
Deposits in Banks                                               62         66      132        137
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       38         69       89        118
Trading Assets                                                 110        144      251        246
                                                             -----      -----    -----      -----
    Total Interest Income                                      925      1,107    1,958      2,140
                                                             -----      -----    -----      -----
Interest Expense
----------------
Deposits                                                       373        521      835        992
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                   23         32       55         69
Other Borrowed Funds                                            28         42       59         70
Long-Term Debt                                                  45         49       98         98
                                                             -----      -----    -----      -----
    Total Interest Expense                                     469        644    1,047      1,229
                                                             -----      -----    -----      -----
Net Interest Income                                            456        463      911        911
-------------------
Provision for Credit Losses                                     30         25       60         45
                                                             -----      -----    -----      -----
Net Interest Income After Provision for
  Credit Losses                                                426        438      851        866
                                                             -----      -----    -----      -----
Noninterest Income
------------------
Servicing Fees
  Securities                                                   436        403      893        775
  Global Payment Services                                       72         65      141        131
                                                             -----      -----    -----      -----
                                                               508        468    1,034        906
Private Client Services and
  Asset Management Fees                                         78         72      158        142
Service Charges and Fees                                        95        104      185        194
Securities Gains                                                46         45       92         85
Other                                                          129         91      245        190
                                                             -----      -----    -----      -----
    Total Noninterest Income                                   856        780    1,714      1,517
                                                             -----      -----    -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 391        366      785        725
Net Occupancy                                                   47         45       97         89
Furniture and Equipment                                         31         27       62         53
Other                                                          186        190      364        364
                                                             -----      -----    -----      -----
    Total Noninterest Expense                                  655        628    1,308      1,231
                                                             -----      -----    -----      -----
Income Before Income Taxes                                     627        590    1,257      1,152
Income Taxes                                                   216        206      434        401
Distribution on Preferred Trust Securities                      26         28       54         57
                                                             -----      -----   ------     ------
Net Income                                                   $ 385      $ 356   $  769     $  694
----------                                                   =====      =====   ======     ======
Net Income Available to Common Shareholders                  $ 385      $ 356   $  769     $  694
-------------------------------------------                  =====      =====   ======     ======

Per Common Share Data
---------------------
   Basic Earnings                                            $0.53      $0.49    $1.05      $0.95
   Diluted Earnings                                           0.52       0.48     1.03       0.93
   Cash Dividends Paid                                        0.18       0.16     0.36       0.32
Diluted Shares Outstanding                                     742        745      743        743

-------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


                        THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                       For the six months ended June 30, 2001
                                   (In millions)
                                    (Unaudited)

Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, June 30                                                                1
                                                                          -------

Common Stock
Balance, January 1                                                          7,391
  Issuances in Connection with Employee Benefit Plans                          37
                                                                          -------

Balance, June 30                                                            7,428
                                                                          -------

Additional Capital
Balance, January 1                                                            521
  Issuances in Connection with Employee Benefit Plans                         153
                                                                          -------

Balance, June 30                                                              674
                                                                          -------

Retained Earnings
Balance, January 1                                                          3,566
  Net Income                                                        $769      769
  Cash Dividends on Common Stock                                             (264)
                                                                          -------

Balance, June 30                                                            4,071
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        244
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(37) Million                                (18)     (18)
      Reclassification Adjustment, Net of Taxes of $(34) Million     (63)     (63)
                                                                          -------

    Balance, June 30                                                          163
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (37)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(6) Million                                  (7)      (7)
                                                                          -------

    Balance, June 30                                                          (44)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                          -
      Cumulative Effect of Change in Accounting Principle,
       Net of Taxes of $7 Million                                     10       10
      Net Unrealized Derivative Gains on Cash Flow Hedges,
       Net of Taxes of $(3) Million                                   (4)      (4)
      Reclassification to Earnings, Net of Taxes of $0.5 Million       1        1
                                                                    -----  -------

    Balance, June 30                                                            7
                                                                           -------

Total Comprehensive Income                                          $688
                                                                    ====
Less Treasury Stock
Balance, January 1                                                          5,526
  Issued                                                                      (42)
  Acquired                                                                    522
                                                                          -------

Balance, June 30                                                            6,006
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              8
                                                                          -------

Balance, June 30                                                                8
                                                                          -------

Total Shareholders' Equity, June 30                                       $ 6,286
                                                                          =======

-------------------------------------------------------------------------------------------
Comprehensive Income for the three months ended June 30, 2001 and 2000 was $381 million and
$382 million.
Comprehensive income for the six months ended June 30, 2001 and 2000 was $688 million and
$721 million.
See accompanying Notes to Consolidated Financial Statements.


                    THE BANK OF NEW YORK COMPANY, INC.
                  Consolidated Statements of Cash Flows
                              (In millions)
                               (Unaudited)

                                                          For the six months
                                                            ended June 30,

                                                             2001       2000
                                                             ----       ----
Operating Activities
Net Income                                                 $  769     $  694
Adjustments to Determine Net Cash Attributable to
 Operating Activities:
  Provision for Losses on Loans and Other Real Estate          62         46
  Depreciation and Amortization                               127        122
  Deferred Income Taxes                                       319        256
  Securities Gains                                            (92)       (85)
  Change in Trading Activities                              1,549     (3,042)
  Change in Accruals and Other, Net                            99       (207)
                                                           ------     ------
Net Cash Provided (Used) by Operating Activities            2,833     (2,216)
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                 (868)     2,057
Purchases of Securities Held-to-Maturity                        -       (207)
Maturities of Securities Held-to-Maturity                      20        145
Purchases of Securities Available-for-Sale                 (5,060)    (1,766)
Sales of Securities Available-for-Sale                      1,575      1,312
Maturities of Securities Available-for-Sale                   928        778
Net Principal Disbursed on Loans to Customers                (545)    (1,031)
Sales of Loans and Other Real Estate                          276        232
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                         3,158        829
Purchases of Premises and Equipment                           (59)       (28)
Acquisitions, Net of Cash Acquired                           (520)      (104)
Proceeds from the Sale of Premises and Equipment                3          1
Other, Net                                                    (20)      (132)
                                                           ------     ------
Net Cash (Used) Provided by Investing Activities           (1,112)     2,086
                                                           ------     ------
Financing Activities
Change in Deposits                                         (2,035)       372
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                          1,093        137
Change in Other Borrowed Funds                                361        873
Proceeds from the Issuance of Long-Term Debt                  100         40
Repayments of Long-Term Debt                                  (60)       (28)
Issuance of Common Stock                                      232        170
Treasury Stock Acquired                                      (522)      (292)
Cash Dividends Paid                                          (264)      (235)
                                                           ------     ------
Net Cash (Used) Provided by Financing Activities           (1,095)     1,037
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       244        (16)
                                                           ------     ------
Change in Cash and Due From Banks                             870        891
Cash and Due from Banks at Beginning of Period              3,125      3,276
                                                           ------     ------
Cash and Due from Banks at End of Period                   $3,995     $4,167
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $1,083     $1,249
    Income Taxes                                               72         89
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         1          1

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

2.  Recently Issued Accounting Standards
    ------------------------------------

      Effective January 1, 2002, a new accounting standard will require the Company to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The financial statement impact of the new standard is still being analyzed. However, if none of the Company's goodwill had been amortized, net income for the six months ended June 30, 2001 would have increased approximately $35 million. Cash flows will not be impacted.

3.  Acquisitions and Dispositions
    -----------------------------

      In January 2001, the Company acquired the correspondent clearing business of Schroder & Co, Inc. from Salomon Smith Barney Inc. This transaction provides the Company with the opportunity to establish new client relationships and add broader product capabilities to its equity clearing business.

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

     In May 2001, the Company acquired the institutional custody and administration business of NatWest Bank, a unit of the Royal Bank of Scotland. The acquisition continues the Company's strategic commitment to expanding its European-based investor services capabilities.

     In June 2001, the Company acquired the corporate trust business of U.S. Trust Corporation, a subsidiary of The Charles Schwab Corporation. The acquisition involves the transfer of more than 5,000 bond trust and agency appointments representing more than $330 billion in outstanding debt securities. The U.S. Trust business is a diversified portfolio with significant market position in several specialty products and services, including the structured finance and municipal finance market segments.

     In July 2001, the Company acquired the indenture trust business of The Trust Company of Bank of Montreal, a subsidiary of the Bank of Montreal. The transaction comprises over 300 appointments for Canadian and U.S. companies, issuing a variety of bonds, medium-term notes, commercial paper, securitized and escrow issues into the Canadian markets.

     In August 2001, the Company acquired Greenwich Advisory Associates, Inc., a privately-held investment advisory firm, based in Greenwich, Connecticut. Greenwich Advisory Associates provides customized planning, investment management and supervisory services primarily to individuals, trusts, foundations and charitable organizations.

     In August 2001, the Company purchased certain assets of MAVRICC Management Systems, Inc., a leading provider of employee stock plan and equity-based compensation plan services. The acquisition will complement and enhance the Bank's existing stock purchase and stock option plan capabilities, as well as provide transfer agency services for direct investment partnerships.

4.  Allowance for Credit Losses
    ---------------------------

     Transactions in the allowance for credit losses are summarized as follows:

                                          Six months ended
                                               June 30,
(In millions)                            2001            2000
                                         ----            ----

Balance, Beginning of Period             $616            $595
  Charge-Offs                             (64)            (42)
  Recoveries                                4              12
                                         ----            ----
  Net Charge-Offs                         (60)            (30)
  Provision                                60              45
                                         ----            ----
Balance, End of Period                   $616            $610
                                         ====            ====


5.  Capital Transactions
    --------------------

     As of July 31, 2001, the Company has approximately 4 million common shares remaining to repurchase under its 14 million share buyback programs. During the quarter the Company filed a new shelf registration statement. At June 30, 2001, the registration statement has a remaining capacity of approximately $1.6 billion of debt, preferred stock, preferred trust securities, or common stock.

6.  Derivatives and Hedging
    -----------------------

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

     For the six months ended June 30, 2001, the Company recorded ineffectiveness of $.4 million related to fair value and cash flow hedges in other income. Also during the same period, the Company recorded a debit of $3 million to other comprehensive income arising from the change in value of cash flow hedges. In addition, it reclassified a deferred loss on expired interest rate futures contracts of $1 million from accumulated other comprehensive income to a charge to interest expense.

     The Company also utilizes foreign exchange forward contracts to manage currency exposure relating to its net investments in non-U.S. dollar functional currency operations. The change in fair market value of these contracts is deferred and reported within cumulative translation adjustments in shareholders' equity, net of tax effects. Interest elements (forward points) on these foreign exchange forward contracts are recorded in other comprehensive income, net of tax effects.

     All of the Company's derivative financial instruments not designated as hedges were recorded in the Company's trading account at fair value.

     The amounts recognized as other comprehensive income for cash flow hedges are reclassified to net interest income as interest is realized on the hedging derivative. Assuming interest rates remain stable, a minimal amount is expected to be reclassified to income over the next twelve months.

7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:


                                          Three Months Ended  Six Months Ended
                                                June 30,           June 30,
(In millions, except per share amounts)
                                             2001    2000         2001    2000
                                             ----    ----         ----    ----

Net Income (1)                               $385    $356         $769    $694
                                             ====    ====         ====    ====
Basic Weighted Average
 Shares Outstanding                           731     733          731     732
Shares Issuable on Exercise of
  Employee Stock Options                       11      12           12      11
                                             ----    ----         ----    ----
Diluted Weighted Average Shares Outstanding   742     745          743     743
                                             ====    ====         ====    ====

Basic Earnings Per Share:                  $ 0.53  $ 0.49       $ 1.05  $ 0.95
Diluted Earnings Per Share:                  0.52    0.48         1.03    0.93

(1)  For purpose of calculating earnings per share, diluted net income and net income available to common shareholders equal net income for all periods presented.

8.  Commitments and Contingent Liabilities
    --------------------------------------

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

     The Company reported second quarter diluted earnings per share of 52 cents, up 8% from the 48 cents earned in the second quarter of 2000. Net income for the second quarter reached a new high of $385 million, up 8% from the $356 million earned in the same period last year. Diluted earnings per share were $1.03 per share for the first half of 2001, up 11% from the 93 cents earned last year. Net income for the first six months was $769 million, an increase of 11% over last year's $694 million.

     The second quarter proved more challenging than the first as the continued slowdown in the global capital markets adversely impacted several of the Company's international securities servicing businesses. Notwithstanding this environment, certain of the Company's businesses performed quite well and, coupled with the customary attention to cost control, the Company was able to record an 8% EPS increase in the quarter and 11% for the six months. The Company's near-term outlook, however, is cautious given the current weakness in the global economy and market environment and the uncertain prospects for the balance of 2001. A continuation of these current market conditions would provide for earnings growth more in line with that of the current quarter. Overall, the Company remains confident that its consistent strategy positions itself to achieve its long-term financial targets. In securities servicing, fee revenues increased to $436 million, up 8% from the second quarter of last year. Private client services and asset management fees grew 9% in the quarter. Foreign exchange and other trading revenues were $98 million compared with $71 million in the second quarter of 2000. The Company's continued focus on fee-based businesses resulted in noninterest income growing to 65% of total revenue in the second quarter, up from 63% last year.

     Return on average common equity for the second quarter of 2001 was 25.44% compared with 26.93% in the second quarter of 2000. Return on average assets for the second quarter of 2001 was 2.01% compared with 1.81% in the second quarter of 2000. For the first six months of 2001, return on average common equity was 25.68% compared with 27.00% in 2000. Return on average assets was 2.02% for the first six months of 2001 compared with 1.79% in 2000.

     Fees from the Company's securities servicing businesses reached
$436 million for the second quarter compared with $403 million last year. For the first six months of 2001, fees from the Company's securities servicing businesses totaled a record $893 million, growing 15% compared with $775 million in 2000. Compared with the first quarter of 2001, securities servicing revenue declined reflecting the slowdown in global capital markets and in securities transaction volumes. The two businesses most impacted were depositary receipts ("DR") and international custody. The DR business was adversely impacted by the marked declines in cross-border merger and acquisition activity as well as foreign capital raising. Notwithstanding the slowdown in market activity, the mandate pipeline continues to build while clients wait for improved market conditions. The Company's market share remained strong winning 71% of all new public sponsored DR appointments in the first half of 2001. The international custody business was also negatively impacted by slowing global transactions combined with lost business volumes associated with client service issues inherited from the acquisition of the former Royal Bank of Scotland Trust Bank. The technology integration related to the acquisition is near completion and customer conversions are well underway with the acquired business now positioned for future growth.

     Areas of strength for the quarter included corporate trust, securities lending, broker dealer services, and global liquidity services reflecting active fixed income markets and a falling rate environment.

     The Company continues to be the world's leading custodian with quarter-end assets reaching $6.9 trillion, including $2 trillion of cross-border custody assets. With respect to global liquidity services, average funds invested off-balance-sheet were $39 billion in the second quarter of 2001, compared with $38 billion in the first quarter and up 35% compared with last year's second quarter.

     Private client services and asset management fees were $78 million for the quarter, up 9% from $72 million last year, led by alternative investment and short-term money market product lines.

     Global payment services fees were $72 million, up 11% over last year. This growth reflects new cash management business wins among the Company's regional commercial and corporate banking clients as well as the continued success of CA$H-Register Plus(Registered Trademark), the Company's internet-based electronic banking service.

     Foreign exchange and other trading revenues were $98 million for the quarter, up from $71 million last year. In the first six months of 2001, foreign exchange and other trading revenues were $181 million, up from $147 million last year. Second quarter results reflect continued strong foreign exchange transaction flows from the Company's securities servicing client franchise. The Company also benefited from strong demand for hedging products driven by the strength of the U.S. dollar and volatility in global interest rates. In addition, the Company profited from seasonal arbitrage opportunities which naturally arise out of the securities lending business.

     Net interest income on a taxable equivalent basis for the second quarter was $472 million, essentially flat compared with the first quarter of 2001 and the second quarter of 2000. For the first six months of 2001, net interest income on a taxable equivalent basis was $941 million compared with $937 million in the first half of 2000.

     Tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 54 cents per share in the second quarter of 2001, up 6% from 51 cents per share in the second quarter of 2000. On the same basis, tangible return on average common equity was 39.60% in the second quarter of 2001 compared with 41.77% in 2000; and tangible return on average assets was 2.15% in the second quarter of 2001 compared with 1.96% in 2000. Tangible diluted earnings per share were $1.08 per share for the first six months of 2001, up 9%, compared with 99 cents per share in 2000. Tangible return on average common equity was 39.44% in 2001 compared with 42.37% in 2000; and tangible return on average assets was 2.17% in the first six months of 2001 compared with 1.94% last year. Amortization of intangibles for the second quarter and the first six months of 2001 was $25 million and $54 million compared with $28 million and $56 million in 2000.

CAPITAL

     The Company's Tier 1 capital and Total capital ratios were 8.07% and 12.07% at June 30, 2001, compared with 8.39% and 12.51% at March 31, 2001, and
8.03% and 12.24% at June 30, 2000. The leverage ratio was 7.40% at June 30, 2001, compared with 7.41% at March 31, 2001, and 6.80% one year ago. Tangible common equity as a percent of total assets was 5.56% at June 30, 2001, compared with 5.87% at March 31, 2001, and 5.11% one year ago.
In the first six months of 2001, the Company repurchased 10 million shares under its common stock repurchase programs.

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

     At June 30, 2001 and 2000, the parent company had commercial paper outstandings of $320 million and $421 million. The parent company has back-up lines of credit of $350 million at financial institutions supporting these borrowings. At June 30, 2001, the parent company had no outstanding balance under this line of credit.

NONINTEREST INCOME


                                          2nd      1st      2nd
                                        Quarter  Quarter  Quarter   Year-to-Date
                                        -------  -------  -------   ------------
(In millions)                            2001     2001     2000     2001    2000
                                         ----     ----     ----     ----    ----
Servicing Fees
  Securities                             $436     $458     $403   $  893  $  775
  Global Payment Services                  72       69       65      141     131
                                         ----     ----     ----   ------  ------
                                          508      527      468    1,034     906
Private Client Services and
  Asset Management Fees                    78       79       72      158     142
Service Charges and Fees                   95       90      104      185     194
Foreign Exchange and
  Other Trading Activities                 98       83       71      181     147
Securities Gains                           46       45       45       92      85
Other                                      31       34       20       64      43
                                         ----     ----     ----   ------  ------
Total Noninterest Income                 $856     $858     $780   $1,714  $1,517
                                         ====     ====     ====   ======  ======


     Total noninterest income reached $856 million, up 10% from $780 million in last year's second quarter. Securities servicing fees grew 8% reaching $436 million compared with $403 million from a year ago. Global payment services fees for the quarter were $72 million reflecting higher cash management and funds transfer fees which grew 14% over last year's second quarter. Fees from private client services and asset management were $78 million, up 9% from the second quarter of 2000. Securities gains were $46 million compared with $45 million in the first quarter of 2001 and second quarter of 2000.

NET INTEREST INCOME


                             2nd         1st         2nd
                           Quarter     Quarter     Quarter        Year-to-Date
(Dollars in millions on    -------     -------     -------       --------------
 a tax equivalent basis)    2001        2001        2000        2001        2000
                            ----        ----        ----        ----        ----
Net Interest Income         $472        $469        $477        $941        $937
Net Interest Rate
 Spread                     2.10%       1.88%       1.93%       1.98%       1.94%
Net Yield on Interest
 Earning Assets             2.96        2.93        2.91        2.94        2.90


     Net interest income on a taxable equivalent basis was $472 million in the second quarter of 2001 compared with $469 million in the first quarter of 2001 and $477 million in the second quarter of 2000. The net interest rate spread was 2.10% in the second quarter of 2001, compared with 1.88% in the first quarter of 2001 and 1.93% one year ago. The net yield on interest earning assets was 2.96% compared with 2.93% in the first quarter of 2001 and 2.91% in last year's second quarter.

     For the first six months of 2001, net interest income on a taxable equivalent basis amounted to $941 million compared with $937 million in the first half of 2000. The year-to-date net interest rate spread was 1.98% in 2001 compared with 1.94% in 2000, while the net yield on interest earning assets was 2.94% in 2001 and 2.90% in 2000.

     Notwithstanding the lower interest rate environment and the Company's ongoing strategy to shift its asset mix from loans towards highly rated investment securities and short-term liquid assets, the Company has been able to maintain its net interest income and net yield. Since December 31, 2000, the Company has increased its securities portfolio by $2.3 billion reflecting increased holdings of U.S. government agency obligations and asset backed securities partially offset by a reduction in U.S. government obligations.

     Interest income would have been increased by $2 million and $1 million for the second quarters of 2001 and 2000 and $5 million and $4 million for the first six months of 2001 and 2000 if loans on nonaccrual status at June 30, 2001 and 2000 had been performing for the entire period.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 2001 and June 30, 2000 are as follows:

                                                            2nd Quarter 2001
                                    June 30, 2001                Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 39,741   $    2    $    -    $     -    $    -
  Swaps                     113,972      842       342        986       467
  Written Options            92,828        -       845          -       887
  Purchased Options          39,917      125         -        135         -
Foreign Exchange Contracts:
  Swaps                       1,297        -         -          -         -
  Written Options            10,953        -        24          -        76
  Purchased Options          14,563       68         -        109         -
  Commitments to Purchase
  and Sell Foreign Exchange  54,974      538       540        599       596
Debt Securities                   -    8,302         9      8,992        10
Credit Derivatives            1,860        9         3          6         3
Equity Derivatives                -       18         -        292       312
                                      ------    ------    -------    ------
Total Trading Account                 $9,904    $1,763    $11,119    $2,351
                                      ======    ======    =======    ======


                                                             2nd Quarter 2000
                                    June 30, 2000                 Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 22,334  $     1    $    -    $     3    $    -
  Swaps                     104,466    1,159       984      1,360     1,083
  Written Options            79,720        -       638          -       741
  Purchased Options          46,541       60         -         52         -
Foreign Exchange Contracts:
  Swaps                         346        -         -          -         -
  Written Options            21,500        -        88          -         8
  Purchased Options          23,735      148         -          7         -
  Commitments to Purchase
  and Sell Foreign Exchange  60,262      629       511        905       702
Debt Securities                        9,171       135      9,671       166
                                     -------    ------     ------    ------
Total Trading Account                $11,168    $2,356    $11,998    $2,700
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


(In millions)                  2nd Quarter 2001                Year-to-Date 2001
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   6/30/01
                      --------   --------   --------     -------   -------   -------   -------
Interest rate           $4.4       $2.9       $6.4         $4.5      $2.6      $6.4      $5.8
Foreign Exchange         1.2        0.7        1.9          1.2       0.6       2.7       0.8
Diversification         (2.0)        NM         NM         (2.0)       NM        NM      (2.2)
Overall Portfolio        3.6        2.3        5.9          3.7       2.3       6.1       4.4


(In millions)                  2nd Quarter 2000                Year-to-Date 2000
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   6/30/00
                      --------   --------   --------     -------   -------   -------   -------
Interest rate           $5.0       $4.1       $6.6         $4.7      $2.7      $6.6      $4.2
Foreign Exchange         1.6        1.0        2.6          1.8       1.0       3.8       2.0
Overall Portfolio        6.6        5.3        8.2          6.5       4.4       8.8       6.2

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the second quarter of 2001 was $655 million compared with $628 million in 2000. The rise was principally due to acquisitions and the Company's ongoing technology investment program. In comparison to the first quarter, noninterest expense was flat. This reflects continued substantial investment in new technology offset by reductions in variable costs associated with lower transaction volumes as well as the Company's strict control of discretionary spending.

     The efficiency ratio for the second quarter of 2001 was 51.2% compared with 50.8% in the first quarter of 2001 and 51.9% in the second quarter of 2000. For the first half of 2001, the efficiency ratio was 50.9% compared with 52.0% last year.

     The effective tax rate for the second quarter and the first six months of 2001 was 34.5% compared with 34.9% in the second quarter and the first six months of 2000.

NONPERFORMING ASSETS

                                                                   Change
                                                                 6/30/01 vs.
(Dollars in millions)                 6/30/01       3/31/01       3/31/01
                                     --------      --------       --------
Category of Loans:
     Other Commercial                  $190          $139            $51
     Foreign                             34            46            (12)
     Regional Commercial                 19            21             (2)
                                       ----          ----            ---
  Total Nonperforming Loans             243           206             37
Other Real Estate                         2             2              -
                                       ----          ----            ---
  Total Nonperforming Assets           $245          $208            $37
                                       ====          ====            ===

Nonperforming Assets Ratio              0.7%          0.6%
Allowance/Nonperforming Loans         252.9         298.2
Allowance/Nonperforming Assets        251.0         295.7


     Nonperforming assets totaled $245 million at June 30, 2001, compared with $208 million at March 31, 2001 and $162 million at June 30, 2000. The increase in nonperforming loans from March 31, 2001 primarily reflects a loan to a customer in the apparel industry and loans to two customers in the emerging telecommunications industry. The Company anticipates further upward pressure on nonperforming assets, including emerging telecommunications credits.

IMPAIRED LOANS

The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans:

(Dollars in millions)                         6/30/01      3/31/01    6/30/00
                                             --------     --------   --------

Impaired Loans with an Allowance                $203         $120       $ 83
Impaired Loans without an Allowance(1)            35           26         27
                                                ----         ----       ----
Total Impaired Loans                            $238         $146       $110
                                                ====         ====       ====

Allowance for Impaired Loans(2)                 $ 82         $ 34       $ 25
Average Balance of Impaired Loans
 during the Quarter                              192          146        103
Interest Income Recognized on
 Impaired Loans during the Quarter               0.2          0.9        0.6

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS


                                  2nd         1st          2nd
                                Quarter     Quarter      Quarter    Year-to-date
                                -------     -------      -------   -------------
(In millions)                     2001        2001        2000     2001     2000
                                  ----        ----        ----     ----     ----
Provision                         $ 30        $ 30        $ 25     $ 60     $ 45
                                  ====        ====        ====     ====     ====
Net Charge-offs:
  Other Commercial                 (26)        (28)        (12)     (54)     (25)
  Consumer                          (3)         (2)         (1)      (5)      (2)
  Other                             (1)          -          (2)      (1)      (3)
                                  -----       -----       -----    -----    -----
     Total                        $(30)       $(30)       $(15)    $(60)    $(30)
                                  =====       =====       =====    =====    =====

Other Real Estate Expenses        $  -        $  2        $  1     $  2     $  2


     The allowance for credit losses was $616 million, or 1.68% of loans at June 30, 2001, compared with $616 million, or 1.66% of loans at March 31, 2001, and $610 million, or 1.60% of loans at June 30, 2000. The ratio of the allowance to nonperforming assets was 251.0% at June 30, 2001, compared with 295.7% at March 31, 2001, and 376.4% at June 30, 2000. Loans declined
$1.4 billion to $36.1 billion at June 30, 2001 from $37.5 billion at June 30, 2000. Average loans declined $2.6 billion to $37.2 billion in the second quarter of 2001 from $39.8 billion in the second quarter of 2000. The increase in the allowance from the second quarter of 2000 reflects deteriorating asset quality, as evidenced by increasing nonperforming loans partially offset by a decline in loans.

     Based on an evaluation of individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                             6/30/01     3/31/01   12/31/00
                             -------    --------   --------
Domestic
     Real Estate                   5%          3%         3%
     Commercial                   84          80         76
     Consumer                      1           1          1
Foreign                            6          11         11
Unallocated                        4           5          9
                                 ---         ---        ---
                                 100%        100%       100%
                                 ===         ===        ===

     The increase in the allowance associated with commercial loans reflects higher expected losses on emerging telecommunications credits. The reduction in the allowance associated with foreign loans reflects a reduction in the expected losses associated with higher rated bank and trade credits.

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

The segments contributed to the Company's profitability as follows:


In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2001           Businesses  Banking     Banking  Markets    Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income         $136       $127       $124      $ 68       $  1         $456
Provision for
  Credit Losses                -         30          2         1         (3)          30
Noninterest Income           666         78         28        70         14          856
Noninterest Expense          425         56         74        19         81          655
                            ----       ----      -----      ----      ------        ----
Income Before Taxes         $377       $119       $ 76      $118       $(63)        $627
                            ====       ====      =====      ====       =====        ====

Average Assets            $9,067    $26,997     $4,422   $34,327     $1,898      $76,711
                          ======    =======     ======   =======     ======      =======


In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2000           Businesses  Banking     Banking  Markets    Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income         $160       $142       $127       $30       $  4         $463
Provision for
  Credit Losses                -         33          1         -         (9)          25
Noninterest Income           610         87         24        59          -          780
Noninterest Expense          400         52         79        16         81          628
                            ----       ----       ----       ---       -----        ----
Income Before Taxes         $370       $144       $ 71       $73       $(68)        $590
                            ====       ====       ====       ===       =====        ====

Average Assets            $9,239    $31,529     $4,199   $32,288     $1,691      $78,946
                          ======    =======     ======   =======     ======      =======




In Millions             Servicing
For the Six                and
Months Ended            Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
June 30, 2001           Businesses   Banking    Banking  Markets    Items        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income       $  295        $255      $252      $ 98      $  11       $  911
Provision for
  Credit Losses                -          61         3         -         (4)          60
Noninterest Income         1,338         155        55       144         22        1,714
Noninterest Expense          857         115       151        35        150        1,308
                          ------        ----      ----      ----      ------       -----
Income Before Taxes       $  776        $234      $153      $207      $(113)      $1,257
                          ======        ====      ====      ====      ======       =====

Average Assets            $8,836     $27,353    $4,445   $34,223     $1,839      $76,696
                          ======     =======    ======   =======     ======      =======


In Millions             Servicing
For the Six                and
Months Ended            Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
June 30, 2000           Businesses   Banking    Banking  Markets    Items        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income       $  316        $280      $253      $ 54      $   8       $  911
Provision for
  Credit Losses                -          66         2         -        (23)          45
Noninterest Income         1,183         162        48       122          2        1,517
Noninterest Expense          785         105       152        34        155        1,231
                           -----        ----      ----      ----      ------      -------
Income Before Taxes       $  714        $271      $147      $142      $(122)      $1,152
                          ======        ====      ====      ====      ======      ======

Average Assets            $8,816     $31,466    $4,283   $31,507     $1,670      $77,742
                          ======     =======    ======   =======     ======      =======


Segment Highlights

Servicing and Fiduciary Businesses
----------------------------------

     In the second quarter of 2001, noninterest income was $666 million compared with $610 million in 2000.

     Fees from the Company's securities servicing businesses reached
$436 million for the second quarter compared with $403 million last year. For the first six months of 2001, fees from the Company's securities servicing businesses totaled a record $893 million, growing 15% compared with $775 million in 2000. Compared with the first quarter of 2001, securities servicing revenue declined reflecting the slowdown in global capital markets and in securities transaction volumes. The two businesses most impacted were depositary receipts ("DR") and international custody. The DR business was adversely impacted by the marked declines in cross-border merger and acquisition activity as well as foreign capital raising. Notwithstanding the slowdown in market activity, the mandate pipeline continues to build while clients wait for improved market conditions. The Company's market share remained strong winning 71% of all new public sponsored DR appointments in the first half of 2001. The international custody business was also negatively impacted by slowing global transactions combined with lost business volumes associated with client service issues inherited from the acquisition of the former Royal Bank of Scotland Trust Bank. The technology integration related to the acquisition is near completion and customer conversions are well underway with the acquired business now positioned for future growth.

     Areas of strength for the quarter included corporate trust, securities lending, broker dealer services, and global liquidity services reflecting active fixed income markets and a falling rate environment.

     The Company continues to be the world's leading custodian with quarter-end assets reaching $6.9 trillion, including $2 trillion of cross-border custody assets. With respect to global liquidity services, average funds invested off-balance-sheet were $39 billion in the second quarter of 2001, compared with $38 billion in the first quarter and up 35% compared with last year's second quarter.

     Private client services and asset management fees were $78 million for the quarter, up 9% from $72 million last year, led by alternative investment and short-term money market product lines. Assets under management were $64 billion at June 30, 2001 compared with $63 billion at June 30, 2000, while assets under administration were $33 billion at June 30, 2001 compared with $32 billion at June 30, 2000.

     Global payment services fees were $72 million, up 11% over last year reflecting higher cash management and funds transfer fees which grew 14% over last year's second quarter. This growth reflects new cash management business wins among the Company's regional commercial and corporate banking clients as well as the continued success of CA$H-Register Plus(Registered Trademark), the Company's internet-based electronic banking service.

     Net interest income in the Servicing and Fiduciary businesses segment was $136 million for the second quarter of 2001 compared with $160 million in 2000. The decrease in net interest income is primarily due to the decline in interest rates.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the second quarter of 2001 and 2000, respectively. Noninterest expense for the second quarter of 2001 was $425 million compared with $400 million in 2000. The rise in noninterest expense was primarily due to acquisitions and the Company's continued investment in technology.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $127 million in the second quarter of 2001, down from last year's $142 million. The decrease reflects the decline in assets, principally broker dealer loans, as well as a decline in both the volume and the value of low cost short-term deposits.

     The second quarter of 2001 provision for credit losses was $30 million compared with $33 million last year. The decrease reflects the decline in the loan portfolio. Net charge-offs in the Corporate Banking segment were $27 million and $14 million in the second quarters of 2001 and 2000. Noninterest income was $78 million in the current year compared with $87 million last year reflecting a reduction in syndication fees. Noninterest expense increased to $56 million from $52 million reflecting higher compensation.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the second quarter of 2001 was $124 million compared with $127 million in 2000. Noninterest income was $28 million for the quarter compared with $24 million last year. The increase reflects better penetration of the customer base and improved pricing. Noninterest expense in the second quarter of 2001 was $74 million compared with $79 million in the previous year's period reflecting the Company's strict attention to cost control. Net charge-offs were $3 million in the second quarter of 2001 and $1 million in the second quarter of 2000. The increase in charge-off principally reflects deterioration in the economy.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter was $68 million compared with 2000's $30 million reflecting lower funding costs and an increase in assets, primarily U.S. government agency obligations and asset backed securities. Noninterest income was $70 million in the second quarter of 2001 compared with $59 million in the second quarter of 2000 reflecting strong performance in the interest rate derivatives and fixed income businesses. The overall level of securities gains in the second quarter of 2001 was consistent with the first quarter of 2001 and the second quarter of 2000. Net charge-offs were zero in the second quarters of 2001 and 2000.

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

Reconciling Items
-----------------

     Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest income primarily relate to the sale of certain securities. Reconciling items for noninterest expense include $25 million and $28 million of amortization of goodwill in the second quarters of 2001 and 2000 and $54 million and $56 million in the first six months of 2001 and 2000, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

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

     Forward looking statements, including the Company's future results of operations, discussions of future plans and other forward looking statements contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q, are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, variations in management projections or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals, changes in customer credit quality, future changes in interest rates, general credit quality, the level of capital market and merger and acquisition activity, economic activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company's products and services and future global economic conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

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

                                   THE BANK OF NEW YORK COMPANY, INC.
                        Average Balances and Rates on a Taxable Equivalent Basis
                                          (Dollars in millions)

                                            For the three months              For the three months
                                            ended June 30, 2001               ended June 30, 2000
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,563       $  62       4.46%    $ 5,167       $  66      5.11%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       3,602          38       4.28       4,413          69      6.32
Loans
 Domestic Offices                       18,941         321       6.80      19,424         358      7.42
 Foreign Offices                        18,228         274       6.04      20,328         377      7.45
                                       -------       -----                -------       -----
   Total Loans                          37,169         595       6.43      39,752         735      7.44
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             1,019          14       5.68       2,123          32      6.00
 U.S. Government Agency Obligations      2,880          47       6.43       1,132          19      6.85
 Obligations of States and
  Political Subdivisions                   638          13       7.88         615          12      8.00
 Other Securities                        4,086          61       6.02       2,812          43      6.13
 Trading Securities                      9,003         111       4.91       9,937         145      5.85
                                       -------       -----                -------       -----
   Total Securities                     17,626         246       5.57      16,619         251      6.06
                                       -------       -----                -------       -----
Total Interest-Earning Assets           63,960         941       5.90%     65,951       1,121      6.84%
                                                     -----                              -----
Allowance for Credit Losses               (612)                              (600)
Cash and Due from Banks                  2,791                              3,435
Other Assets                            10,572                             10,160
                                       -------                            -------
   TOTAL ASSETS                        $76,711                            $78,946
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,190       $  53       3.41%    $ 5,797       $  71      4.95%
 Savings                                 7,650          41       2.14       7,678          48      2.50
 Certificates of Deposit
  $100,000 & Over                          377           5       5.37         423           6      5.30
 Other Time Deposits                     1,975          22       4.48       1,991          25      5.09
 Foreign Offices                        25,935         252       3.91      29,176         371      5.12
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       42,127         373       3.55      45,065         521      4.65
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,279          23       4.05       2,400          32      5.43
Other Borrowed Funds                     2,031          28       5.43       2,442          42      6.81
Long-Term Debt                           3,002          45       6.02       2,823          49      6.94
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    49,439         469       3.80%     52,730         644      4.91%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,696                             11,224
Other Liabilities                        9,011                              8,175
Minority Interest-Preferred Securities   1,500                              1,500
Common Shareholders' Equity              6,065                              5,317
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $76,711                            $78,946
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 472       2.10%                  $ 477      1.93%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.96%                             2.91%
                                                                 ====                              ====

                                    THE BANK OF NEW YORK COMPANY, INC.
                        Average Balances and Rates on a Taxable Equivalent Basis
                                         (Dollars in millions)

                                             For the six months                 For the six months
                                            ended June 30, 2001                ended June 30, 2000
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,697       $ 132       4.66%    $ 5,781       $ 137      4.76%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       3,666          89       4.92       4,030         118      5.90
Loans
 Domestic Offices                       19,028         661       6.99      19,768         720      7.32
 Foreign Offices                        18,667         611       6.61      20,242         731      7.27
                                       -------       -----                -------       -----
   Total Loans                          37,695       1,272       6.80      40,010       1,451      7.30
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations             1,146          32       5.71       2,449          74      6.05
 U.S. Government Agency Obligations      2,340          76       6.55         979          33      6.75
 Obligations of States and
  Political Subdivisions                   660          26       7.90         603          24      8.01
 Other Securities                        3,682         108       5.93       2,758          83      6.05
 Trading Securities                      9,596         253       5.27       8,423         246      5.88
                                       -------       -----                -------       -----
   Total Securities                     17,424         495       5.72      15,212         460      6.08
                                       -------       -----                -------       -----
Total Interest-Earning Assets           64,482       1,988       6.21%     65,033       2,166      6.70%
                                                     -----                              -----
Allowance for Credit Losses               (613)                              (604)
Cash and Due from Banks                  2,712                              3,359
Other Assets                            10,115                              9,954
                                       -------                            -------
   TOTAL ASSETS                        $76,696                            $77,742
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,197       $ 123       4.01%    $ 5,660       $ 137      4.85%
 Savings                                 7,572          90       2.39       7,663          94      2.48
 Certificates of Deposit
  $100,000 & Over                          392          11       5.79         444          12      5.38
 Other Time Deposits                     1,940          45       4.72       2,097          51      4.90
 Foreign Offices                        26,372         566       4.33      28,434         698      4.94
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       42,473         835       3.97      44,298         992      4.51
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,375          55       4.66       2,596          69      5.33
Other Borrowed Funds                     2,030          59       5.84       2,219          70      6.36
Long-Term Debt                           3,010          98       6.48       2,823          98      6.89
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    49,888       1,047       4.23%     51,936       1,229      4.76%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,852                             11,258
Other Liabilities                        8,415                              7,881
Minority Interest-Preferred Securities   1,500                              1,500
Common Shareholders' Equity              6,041                              5,167
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $76,696                            $77,742
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 941       1.98%                  $ 937      1.94%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.94%                             2.90%
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

     Four purported shareholder derivative actions have been filed in connection with these Russian related matters - - two in the United States District Court for the Southern District of New York and two in the New York Supreme Court, New York County - - against certain directors and officers of the Company and BNY alleging that the defendants have breached their fiduciary duties of due care and loyalty by aggressively pursuing business with Russian banks and entities without implementing sufficient safeguards and failing to supervise properly those responsible for that business. The actions seek, on behalf of the Company and BNY, monetary damages from the defendants, corrective action and attorneys' fees. On September 1, 2000, plaintiffs in the two federal actions filed an amended, consolidated complaint that names all of the directors and certain officers of BNY and the Company as defendants, repeats the allegations of the original complaints and adds allegations that certain officers of BNY and the Company participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. Management believes that the allegations of both the original complaints and the amended complaint are without merit. On September 12, 2000, the boards of directors of BNY and the Company authorized a Special Litigation Committee ("SLC") to consider the response of BNY and the Company to the state and federal court shareholder derivative actions. The SLC issued an Interim Report dated May 21, 2001 which concluded that there was "no credible evidence" to support the allegations of personal misconduct against Mr. Renyi and "credible evidence" that contradicts "critical allegations" in the amended complaint in the federal action.

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended twice, alleges that the Company and BNY and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals and participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On March 21, 2001, the court dismissed the second amended complaint without leave to replead. On April 16, 2001, plaintiffs filed a Notice of Appeal of that decision. Argument is currently expected on that appeal in September-October 2001.

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

Item 2.  Sales of Unregistered Common Stock
-------------------------------------------

     During the second quarter of 2001, shares of the Company's common stock were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to serving non-employee directors as part of their annual retainer as follows:
June 15, 2001 - 12,000 shares. Shares of common stock were issued to one retired director as follows: June 15, 2001 - 2,400 shares.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     The Company held its annual meeting on May 8, 2001 at The Bank of New York at 101 Barclay St. in New York, New York. The shareholders:

     (1)  elected fifteen persons to serve as directors of the Company;

     (2) ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for 2001;

     (3) approved a proposal to increase the number of authorized shares of common stock of the Company; and

     (4) defeated a shareholder proposal regarding term limits for directors.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable. Pursuant to New York law, abstentions and broker non-votes are not counted toward the election of directors.


                                 FOR          AGAINST/WITHHELD     ABSTAINED     BROKER NON-VOTES

(1)  Election of Directors:

     J. Carter Bacot             622,094,321      10,371,851
     Richard Barth               627,663,800       4,802,372
     Frank J. Biondi, Jr.        627,710,249       4,755,923
     William R. Chaney           627,634,184       4,831,988
     Nicholas M. Donofrio        627,732,271       4,733,901
     Alan R. Griffith            627,676,255       4,789,917
     Gerald L. Hassell           627,706,426       4,759,746
     Richard J. Kogan            627,777,380       4,688,792
     John A. Luke, Jr.           627,580,150       4,886,022
     John C. Malone              524,155,751     108,310,421
     Donald L. Miller            627,623,505       4,842,667
     Catherine A. Rein           627,774,079       4,692,093
     Thomas A. Renyi             627,545,284       4,920,888
     William C. Richardson       627,727,792       4,738,380
     Brian L. Roberts            627,767,887       4,698,285

(2)  Ratification of Auditors    626,358,701       3,600,933       2,506,537

(3)  Approval of Proposal to
     Increase the Number of
     Authorized Shares of Common
     Stock of the Company        597,036,212      31,588,658       3,841,302

(4)  Approval of Shareholder
     Proposal Regarding Term
     Limits for Directors         16,996,773     497,143,204      12,549,408     98,270,436


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 3(i) - Restated Certificate of Incorporation incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Nos. 333-62516, 333-62516-01, 333-62516-02, 333-62516-03 and
     333-62516-04).

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on
     Preferred Trust Securities for the Three Months and Six Months Ended June 30, 2001 and 2000.

(b)  The Company filed the following reports on Form 8-K since
     March 31, 2001:

     On April 16, 2001, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2001 contained in the Company's press release dated April 16, 2001.

     On July 16, 2001, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 2001 contained in the Company's press release dated July 16, 2001.

     On July 23, 2001, the Company filed a Form 8-K Current Report (Item 5 and 7), which report included seven exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-62516, 333-62516-01, 333-62516-02, 333-62516-03 and 333-62516-04) covering the Company's Senior
Subordinated Medium-Term Notes, Series E and Senior Medium-Term Notes, Series D, issuable under an Indenture, dated as of October 1, 1993 between the Company and Chase Manhattan Trust Company National Association and an Indenture, dated as of July 18, 1991 between the Company and Bankers Trust Company, respectively. The exhibits consist of the Distribution Agreement, dated July 20, 2001; the Forms of Notes; Officers' Certificates pursuant to
Section 301 of the Indentures; and the opinion of counsel as to the legality of the Notes.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: August 14, 2001             By:  \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

    3(i) Restated Certificate of Incorporation incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Nos. 333-62516, 333-62516-01,
               333-62516-02, 333-62516-03 and 333-62516-04).

   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on Preferred Trust Securities for the Three and Six Months Ended
               June 30, 2001 and 2000.