Form 10-Q
period 2001-09-30
BANK OF NEW YORK CO INC
filed 2001-11-14
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 736,464,166 shares as of October 31, 2001

                      THE BANK OF NEW YORK COMPANY, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          September 30, 2001 and December 31, 2000                       3

          Consolidated Statements of Income
          For the Three Months and Nine Months
          Ended September 30, 2001 and 2000                              4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Nine
          Months Ended September 30, 2001                                5

          Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30,
          2001 and 2000                                                  6

          Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11

         Supplemental Financial Information                             30

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                               15

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                              35

Item 6.  Exhibits and Reports on Form 8-K                               36

SIGNATURE                                                               37

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                      THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Balance Sheets
               (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                          September 30,        December 31,
                                                              2001                2000
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 3,289             $ 3,125
Interest-Bearing Deposits in Banks                           5,961               5,337
Securities
  Held-to-Maturity (fair value of $74 in 2001                  127                 752
  and $719 in 2000)
Available-for-Sale                                          13,243               6,649
                                                           -------             -------
    Total Securities                                        13,370               7,401
Trading Assets at Fair Value                                 9,301              12,051
Federal Funds Sold and Securities Purchased Under Resale
  Agreements                                                   338               5,790
Loans (less allowance for credit losses of $616 in 2001
  and $616 in 2000)                                         44,920              35,645
Premises and Equipment                                         940                 924
Due from Customers on Acceptances                              338                 447
Accrued Interest Receivable                                    334                 354
Other Assets                                                10,886               6,040
                                                           -------             -------
     Total Assets                                          $89,677             $77,114
                                                           =======             =======
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $11,926             $13,255
 Interest-Bearing
   Domestic Offices                                         17,477              15,774
   Foreign Offices                                          30,858              27,347
                                                           -------             -------
     Total Deposits                                         60,261              56,376
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           5,719               1,108
Trading Liabilities                                          2,370               2,070
Other Borrowed Funds                                         2,074               1,687
Acceptances Outstanding                                        467                 450
Accrued Taxes and Other Expenses                             3,913               3,283
Accrued Interest Payable                                       124                 127
Other Liabilities                                            3,655               1,325
Long-Term Debt                                               3,127               3,036
                                                           -------             -------
     Total Liabilities                                      81,710              69,462
                                                           -------             -------
Company-Obligated Mandatory Redeemable Preferred
  Trust Securities of Subsidiary Trust Holding Solely
  Junior Subordinated Debentures                             1,500               1,500
                                                           -------             -------
Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 16,320 shares
  in 2001 and 16,320 shares in 2000                              1                   1
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  990,468,650 shares in 2001 and
  985,528,475 shares in 2000                                 7,429               7,391
 Additional Capital                                            703                 521
 Retained Earnings                                           4,181               3,566
 Accumulated Other Comprehensive Income                        152                 207
                                                           -------             -------
                                                            12,466              11,686
 Less: Treasury Stock (252,743,041 shares in 2001
        and 244,460,032 shares in 2000), at cost             5,991               5,526
       Loan to ESOP (1,142,939 shares in
        2001 and 1,142,939 in 2000), at cost                     8                   8
                                                           -------             -------
     Total Shareholders' Equity                              6,467               6,152
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $89,677             $77,114
                                                           =======             =======

----------------------------------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.

                      THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Income
                   (In millions, except per share amounts)
                                 (Unaudited)

                                                                For the three      For the nine
                                                                months ended       months ended
                                                                September 30,      September 30,

                                                              2001       2000     2001       2000
                                                              ----       ----     ----       ----
Interest Income
---------------
Loans                                                        $ 555      $ 732   $1,827     $2,183
Securities
  Taxable                                                      143         79      320        236
  Exempt from Federal Income Taxes                              19         16       56         47
                                                             -----      -----    -----      -----
                                                               162         95      376        283
Deposits in Banks                                               68         67      200        203
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       53         80      142        198
Trading Assets                                                  84        133      334        380
                                                             -----      -----    -----      -----
    Total Interest Income                                      922      1,107    2,879      3,247
                                                             -----      -----    -----      -----
Interest Expense
----------------
Deposits                                                       351        501    1,185      1,494
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                   27         38       82        107
Other Borrowed Funds                                            92         37      151        108
Long-Term Debt                                                  41         52      139        149
                                                             -----      -----    -----      -----
    Total Interest Expense                                     511        628    1,557      1,858
                                                             -----      -----    -----      -----
Net Interest Income                                            411        479    1,322      1,389
-------------------
Provision for Credit Losses                                     40         25      100         70
                                                             -----      -----    -----      -----
Net Interest Income After Provision for Credit Losses          371        454    1,222      1,319
                                                             -----      -----    -----      -----
Noninterest Income
------------------
Servicing Fees
 Securities                                                    416        427    1,309      1,202
 Global Payment Services                                        75         65      216        196
                                                             -----      -----    -----      -----
                                                               491        492    1,525      1,398
Private Client Services and
  Asset Management Fees                                         74         77      231        219
Service Charges and Fees                                        81         84      267        278
Foreign Exchange and Other Trading Activities                   79         59      260        206
Securities Gains                                                22         20      113        105
Other                                                           76         53      140         96
                                                             -----      -----    -----      -----
    Total Noninterest Income                                   823        785    2,536      2,302
                                                             -----      -----    -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 418        371    1,202      1,097
Net Occupancy                                                   87         47      184        137
Furniture and Equipment                                         87         27      148         80
Other                                                          222        190      587        551
                                                             -----      -----    -----      -----
    Total Noninterest Expense                                  814        635    2,121      1,865
                                                             -----      -----    -----      -----
Income Before Income Taxes                                     380        604    1,637      1,756
Income Taxes                                                   113        213      546        614
Distribution on Preferred Trust Securities                      24         28       79         85
                                                             -----      -----   ------     ------
Net Income                                                   $ 243      $ 363   $1,012     $1,057
----------                                                   =====      =====   ======     ======
Net Income Available to Common Shareholders                  $ 243      $ 363   $1,012     $1,057
-------------------------------------------                  =====      =====   ======     ======
Per Common Share Data:
----------------------
   Basic Earnings                                            $0.33      $0.50    $1.38      $1.44
   Diluted Earnings                                           0.33       0.49     1.36       1.42
   Cash Dividends Paid                                        0.18       0.16     0.54       0.48
Diluted Shares Outstanding                                     741        747      742        744


------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



                       THE BANK OF NEW YORK COMPANY, INC.
           Consolidated Statement of Changes in Shareholders' Equity
                     For the nine months ended September 30, 2001
                                   (In millions)
                                    (Unaudited)

Preferred Stock
Balance, January 1                                                        $     1
                                                                          -------

Balance, September 30                                                           1
                                                                          -------

Common Stock
Balance, January 1                                                          7,391
  Issuances in Connection with Employee Benefit Plans                          38
                                                                          -------

Balance, September 30                                                       7,429
                                                                          -------

Additional Capital
Balance, January 1                                                            521
  Issuances in Connection with Employee Benefit Plans                         182
                                                                          -------

Balance, September 30                                                         703
                                                                          -------

Retained Earnings
Balance, January 1                                                          3,566
  Net Income                                                      $1,012    1,012
  Cash Dividends on Common Stock                                             (397)
                                                                          -------

Balance, September 30                                                       4,181
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        244
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $1 Million                                    10       10
      Reclassification Adjustment, Net of Taxes of $(42) Million     (78)     (78)
                                                                          -------

    Balance, September 30                                                     176
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (37)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(3) Million                                  (4)      (4)
                                                                          -------

    Balance, September 30                                                     (41)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                          -
      Cumulative Effect of Change in Accounting Principle,
       Net of Taxes of $7 Million                                     10       10
      Net Unrealized Derivative Gains on Cash Flow Hedges,
       Net of Taxes of $5 Million                                      6        6
      Reclassification to Earnings, Net of Taxes of $0.5 Million       1        1
                                                                  -------  ------

    Balance, September 30                                                      17
                                                                           ------

Total Comprehensive Income                                        $  957
                                                                  =======
Less Treasury Stock
Balance, January 1                                                          5,526
  Issued                                                                      (54)
  Acquired                                                                    519
                                                                          -------

Balance, September 30                                                       5,991
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              8
                                                                          -------

Balance, September 30                                                           8
                                                                          -------

Total Shareholders' Equity, September 30                                  $ 6,467
                                                                          =======

------------------------------------------------------------------------------------------------
Comprehensive Income for the three months ended September 30, 2001 and 2000 was $269 million and
$495 million.
Comprehensive income for the nine months ended September 30, 2001 and 2000 was $957 million and
$1,216 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                          For the nine months
                                                          ended September 30,

                                                             2001       2000
                                                             ----       ----
Operating Activities
Net Income                                                 $1,012     $1,057
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Losses on Loans and Other Real Estate         102         73
  Depreciation and Amortization                               202        184
  Deferred Income Taxes                                       385        382
  Securities Gains                                           (113)      (105)
  Change in Trading Activities                              3,008     (2,475)
  Change in Accruals and Other, Net                        (1,813)    (1,124)
                                                           ------     ------
Net Cash Provided (Used) by Operating Activities            2,783     (2,008)
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                 (651)     1,639
Purchases of Securities Held-to-Maturity                        -       (264)
Maturities of Securities Held-to-Maturity                      20        222
Purchases of Securities Available-for-Sale                (10,375)    (2,312)
Sales of Securities Available-for-Sale                      2,118      1,340
Maturities of Securities Available-for-Sale                 2,085      1,355
Net Principal Disbursed on Loans to Customers              (9,355)      (407)
Sales of Loans and Other Real Estate                          316        263
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                         5,459      2,460
Purchases of Premises and Equipment                           (86)       (64)
Acquisitions, Net of Cash Acquired                           (547)      (158)
Disposition, Net of Cash Included                               -         46
Proceeds from the Sale of Premises and Equipment                4          2
Other, Net                                                   (112)      (169)
                                                           ------     ------
Net Cash (Used) Provided by Investing Activities          (11,124)     3,953
                                                           ------     ------
Financing Activities
Change in Deposits                                          4,040     (1,176)
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                          4,611        (71)
Change in Other Borrowed Funds                                402        533
Proceeds from the Issuance of Long-Term Debt                  100        190
Repayments of Long-Term Debt                                 (155)       (53)
Issuance of Common Stock                                      274        248
Treasury Stock Acquired                                      (519)      (337)
Cash Dividends Paid                                          (397)      (351)
                                                           ------     ------
Net Cash Provided (Used) by Financing Activities            8,356     (1,017)
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       149         18
                                                           ------     ------
Change in Cash and Due From Banks                             164        946
Cash and Due from Banks at Beginning of Period              3,125      3,276
                                                           ------     ------
Cash and Due from Banks at End of Period                   $3,289     $4,222
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $1,560     $1,840
    Income Taxes                                               54        200
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         1          2

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

     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Excluding adjustments related to the World Trade Center disaster ("WTC disaster"), such adjustments are of a normal recurring nature.

2.  Recently Issued Accounting Standards
    ------------------------------------

      Effective January 1, 2002, a new accounting standard will require the Company to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The financial statement impact of the new standard is still being analyzed. However, if none of the Company's goodwill had been amortized, net income for the nine months ended September 30, 2001 would have increased approximately $55 million. Cash flows will not be impacted.

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

     In June 2001, the Company acquired the corporate trust business of U.S. Trust Corporation, a subsidiary of The Charles Schwab Corporation. The acquisition involves the transfer of more than 5,000 bond trust and agency appointments representing more than $330 billion in outstanding debt securities. The U.S. Trust business is a diversified portfolio with a significant market position in several specialty products and services, including the structured finance and municipal finance market segments.

     In July 2001, the Company acquired the indenture trust business of The Trust Company of the Bank of Montreal, a subsidiary of the Bank of Montreal. The transaction comprises over 300 appointments for Canadian and U.S. companies, issuing a variety of bonds, medium-term notes, commercial paper, securitized and escrow issues into the Canadian markets.

     In August 2001, the Company acquired Greenwich Advisory Associates, Inc., a privately-held investment advisory firm, based in Greenwich, Connecticut. Greenwich Advisory Associates provides customized planning, investment management and supervisory services primarily to individuals, trusts, foundations and charitable organizations.

     In August 2001, the Company purchased certain assets of MAVRICC Management Systems, Inc., a leading provider of employee stock plan and equity-based compensation plan services. The acquisition will complement and enhance the Company's existing stock purchase and stock option plan capabilities, as well as provide transfer agency services for direct investment partnerships.

     In October 2001, the Company acquired Westminster Research Associates, Inc., a leading provider of independent research products and services to the investment community. This acquisition will provide the Company's clients with third-party research products, along with an innovative trading strategy allowing investment managers the ability to execute through a network of top-tier institutional trading desks, while consolidating all of the administrative, servicing, and reporting functions of their soft dollar business with one firm.

     In November 2001, the Company announced that it had signed a definitive agreement to acquire the corporate trust business of Central Trust Bank, headquartered in Jefferson City, Missouri. The acquisition, which is expected to close in the fourth quarter of 2001, will involve the transfer of more than 130 bond trustee and agency relationships, representing approximately
$250 million in outstanding securities for state and local governmental issuers throughout Missouri.

4.  Allowance for Credit Losses
    ---------------------------

     The allowance for credit losses is maintained at a level that, in management's judgment, is adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. Management's judgment includes the following factors, among others: risks of individual credits; past experience; the volume, composition, and growth of the loan portfolio; and economic conditions.

     The Company conducts a quarterly portfolio review to determine the adequacy of its allowance for credit losses. All commercial loans over $1 million are assigned to specific risk categories. Smaller commercial and consumer loans are evaluated on a pooled basis and assigned to specific risk categories. Following this review, senior management of the Company analyzes the results and determines the allowance for credit losses. The Audit and Examining Committee of the Company's Board of Directors reviews the allowance at the end of each quarter.

     The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is either the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral.

     Commercial loans are placed on nonaccrual status when collateral is insufficient and principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Accrued interest is usually reversed when a loan is placed on nonaccrual status. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management's judgment. Nonaccrual loans are restored to accrual status when principal and interest are current or they become fully collateralized. Consumer loans are not classified as nonperforming assets, but are charged off and interest accrued is suspended based upon an established delinquency schedule determined by product. Real estate acquired in satisfaction of loans is carried in other assets at the lower of the recorded investment in the property or fair value minus estimated costs to sell.

     Transactions in the allowance for credit losses are summarized as follows:

                                          Nine months ended
                                            September 30,

(In millions)                            2001           2000
                                         ----           ----

Balance, Beginning of Period             $616           $595
  Charge-Offs                            (107)           (62)
  Recoveries                                7             14
                                         ----           ----
  Net Charge-Offs                        (100)           (48)
  Provision                               100             70
                                         ----           ----
Balance, End of Period                   $616           $617
                                         ====           ====


5.  Capital Transactions
    --------------------

     As of October 31, 2001, the Company has approximately 3 million common shares remaining to repurchase under its 14 million share buyback programs. During the second quarter of 2001, the Company filed a new shelf registration statement. At October 31, 2001, the registration statement has a remaining capacity of approximately $1.1 billion of debt, preferred stock, preferred trust securities, or common stock.

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

     For the nine months ended September 30, 2001, the Company recorded ineffectiveness of $1.3 million related to fair value and cash flow hedges in other income. Also during the same period, the Company recorded a credit of $6 million to other comprehensive income arising from the change in value of cash flow hedges. In addition, it reclassified a deferred loss on expired interest rate futures contracts of $1 million from accumulated other comprehensive income to a charge to interest expense.

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

7.  Earnings Per Share
    ------------------

The following table illustrates the computations of basic and diluted earnings per share:


                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
(In millions, except per share amounts)
                                             2001    2000       2001     2000
                                             ----    ----       ----     ----

Net Income (1)                               $243    $363     $1,012   $1,057
                                             ====    ====     ======   ======
Basic Weighted Average
 Shares Outstanding                           731     734        731      733
Shares Issuable on Exercise of
  Employee Stock Options                       10      13         11       11
                                             ----    ----       ----     ----
Diluted Weighted Average Shares Outstanding   741     747        742      744
                                             ====    ====       ====     ====

Basic Earnings Per Share:                  $ 0.33  $ 0.50     $ 1.38   $ 1.44
Diluted Earnings Per Share:                  0.33    0.49       1.36     1.42

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

     The WTC disaster on September 11, 2001 had a significant adverse impact on the Company. Four of the Company's major facilities as well as several smaller facilities in the downtown New York City area containing over 8,300 employees were rendered temporarily unusable, including the Company's principal operations and data center at 101 Barclay St.

     The two businesses most significantly impacted by the WTC disaster were Funds Transfer and Broker-Dealer Services due to significant disruptions in the telecommunications infrastructure supporting market participants. Transaction backlogs were processed within a week of the disaster and systems have been current since that time. Reconciliations with the Federal Reserve, depositaries, broker-dealers, and clients are substantially complete as of the date of this filing.

     Two of the Company's facilities near the World Trade Center, including 101 Barclay St., remain disabled. These facilities contain 1.4 million square feet of space and accommodate 5,500 employees. The Company expects these facilities will become available for use during 2002 although it is unable to project the exact timing. Such availability is dependent upon the full extent of the damage, the speed of repair work, and the actions of civil authorities.

     Immediately after the WTC disaster displaced employees worked out of contingency recovery sites in Northern New Jersey, Westchester County, N.Y. and Greenwich, CT. In subsequent weeks, the Company leased 1.3 million square feet of temporary space for these employees to work in. The terms of these leases run from 1 to 18 years. The Company may terminate the lease for 400,000 square feet of this space at any time. The Company expects to sublet excess space when it is able to reoccupy its disabled facilities. The Company expects the costs incurred in connection with these temporary facilities to be covered by insurance.

     The Company expects to incur capital expenditures related to the WTC disaster in a range of approximately $150 million to $250 million. These expenditures will cover, among other things, the repair of damaged facilities, replacement equipment, replacement furniture and fixtures and the outfitting of new leased space. The Company expects substantial portions of these capital expenditures to be covered by insurance.

     Given the extent of impact on the Company's financial results resulting from the WTC disaster, this filing will first review the Company's reported results and will then provide a "normalized" estimate of operating results, segregating the impact of the disaster. Management believes that the additional normalized disclosure assists the reader in making comparisons with prior periods to determine trends in the business.

                               Reported Results

SUMMARY OF REPORTED RESULTS

     The Company reported net income of $243 million or 33 cents per share for the third quarter of 2001 compared with $363 million or 49 cents per share earned in the third quarter of 2000. The third quarter results include the 19 cents per share impact of the WTC disaster.

     Net income was $1,012 million or $1.36 per share for the first nine months of 2001 compared with $1,057 million or $1.42 per share earned last year.

     In the Company's securities servicing businesses, fee revenues were

$416 million in the third quarter compared with $427 million last year. For the first nine months of 2001, fees from these businesses totaled
$1,309 million, a 9% increase, compared with $1,202 million in 2000. Securities servicing fees were adversely impacted by the slowdown in global capital markets as well as the WTC disaster. Despite the slowdown in the global capital markets, the Company recorded strong results in execution services, corporate trust, broker dealer services and global liquidity services.

     The Company continues to be the world's leading custodian with quarter-end assets of $6.4 trillion, including $1.8 trillion of cross-border custody assets.

     Foreign exchange and other trading revenues were $79 million for the quarter, up 34% from $59 million last year. In the first nine months of 2001, foreign exchange and other trading revenues were $260 million, up 26% from $206 million last year. Third quarter results reflect continued strong foreign exchange transaction flows from the Company's securities servicing clients and market share gains through e-commerce products such as iFX Manager(servicemark). In addition, strong demand for interest rate risk management products were driven by higher volatility and declining interest rates.

     Global payment services fees were $75 million for the quarter, up 15% over last year. Fees increased as a result of customers electing to pay for services in fees rather than maintaining higher compensating balances in a declining rate environment. In addition, this growth reflects higher cash management and trade service fees. New cash management business wins continued among the Company's regional commercial and corporate banking clients driven, in part, by the continued success of CA$H-Register Plus (registered trademark), the Company's internet-based electronic banking service.

     Private client services and asset management fees were $74 million for the quarter, down slightly from last year. Lower asset price levels have been partially offset by strength in alternative investment and short-term money market product lines.

     The Company's noninterest income grew to 67% of total revenue in the third quarter compared with 62% in last year's third quarter.

     Net interest income on a taxable equivalent basis was $426 million in the third quarter of 2001 compared with $492 million in the third quarter of 2000. For the first nine months of 2001, net interest income on a taxable equivalent basis was $1,366 million compared with $1,429 million in 2000. The decrease in reported net interest income for the quarter and the nine months is primarily the result of the WTC disaster.

     The WTC disaster resulted in a disruption of the markets, including payment and securities processing, which affected both the Company and other market participants. In addition, significant levels of liquidity were injected into the markets immediately following the disaster. These factors resulted in excess liquidity which could not be invested and unsettled trades at the Company, causing a drop in net interest income and a temporary expansion of the Company's balance sheet. The Company's performance ratios and capital ratios reflect this temporary expansion.

     For the third quarter of 2001, return on average common equity was 15.11% compared with 25.75% last year. Return on average assets was 1.11% compared with 1.89% in the third quarter of 2000. For the first nine months of 2001, return on average common equity was 21.99% compared with 26.55% in 2000. Return on average assets was 1.69% compared with 1.83% in 2000.

     For the third quarter of 2001, tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 35 cents compared with 52 cents per share in 2000. On the same basis, tangible return on average common equity was 24.45% in the third quarter of 2001 compared with 38.89% in 2000; and tangible return on average assets was

1.22% in the third quarter of 2001 compared with 2.05% in 2000. For the first nine months of 2001, tangible diluted earnings per share were $1.44 compared with $1.50 in 2000. On the same basis, tangible return on average common equity was 34.76% compared with 41.11% in 2000; and tangible return on average assets was 1.82% compared with 1.98% last year. Amortization of intangibles for the third quarter and the first nine months of 2001 was $29 million and $83 million compared with $29 million and $85 million in 2000. On a per share basis, after-tax amortization of intangibles was 3 cents per share in the third quarters of 2001 and 2000 and 7 cents per share in the first nine months of 2001 and 2000.

CAPITAL

     The Company's Tier 1 capital and Total capital ratios were 7.50% and 11.07% at September 30, 2001, compared with 8.07% and 12.07% at
June 30, 2001, and 8.29% and 12.67% at September 30, 2000. The leverage ratio was 6.78% at September 30, 2001, compared with 7.40% at June 30, 2001, and 7.42% one year ago. Tangible common equity as a percent of total assets was 4.94% at September 30, 2001, compared with 5.56% at June 30, 2001, and 5.75% one year ago. In the first nine months of 2001, the Company repurchased
11 million shares under its common stock repurchase programs.

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

     At September 30, 2001 and 2000, the parent company had commercial paper outstandings of $415 million and $58 million. The parent company has back-up lines of credit of $350 million at financial institutions supporting these borrowings. At September 30, 2001, the Company had not borrowed under this line of credit.

NONINTEREST INCOME

                                   3rd       2nd       3rd
                                 Quarter   Quarter   Quarter    Year-to-date
                                 -------   -------   ------- -----------------
                                  2001                         2001
(In millions)                   Reported     2001      2000  Reported     2000
                                --------     ----      ----  --------     ----
Servicing Fees
  Securities                      $416       $436      $427   $1,309    $1,202
  Global Payment Services           75         72        65      216       196
                                  ----       ----      ----   ------    ------
                                   491        508       492    1,525     1,398
Private Client Services
 and Asset Management Fees          74         78        77      231       219
Service Charges and Fees            81         95        84      267       278
Foreign Exchange and
 Other Trading Activities           79         98        59      260       206
Securities Gains                    22         46        20      113       105
Other                               76         31        53      140        96
                                  ----       ----      ----   ------    ------
Total Noninterest Income          $823       $856      $785   $2,536    $2,302
                                  ====       ====      ====   ======    ======

     Total noninterest income reached $823 million for the third quarter of 2001 compared with $785 million in last year's third quarter. Securities servicing fees were $416 million for the third quarter compared with

$427 million last year. Global payment services fees were $75 million for the third quarter, up 15% over last year. Private client services and asset management fees for the quarter were $74 million, down slightly from last year. Service charges and fees were $81 million in the third quarter of 2001, down from $84 million last year. Servicing fees and service charges and fees declined in the third quarter primarily reflecting the impact of the WTC disaster. Foreign exchange and other trading revenues were $79 million in the third quarter, up 34% from $59 million in last year's third quarter. Securities gains were $22 million for the quarter, which were up slightly from last year but down from $46 million in the prior quarter. Other income in the third quarter of 2001 includes a $43 million gain that the Company recognized from the sale of its interest in the New York Cash Exchange ("NYCE"). Other income in the third quarter of 2000 includes a $26 million payment associated with the termination of a securities clearing contract entered into in conjunction with the acquisition of Everen Clearing Corporation.

NET INTEREST INCOME

                                   3rd        2nd        3rd
                                 Quarter    Quarter    Quarter      Year-to-date
                                --------    -------    -------    ----------------
(Dollars in millions on           2001                              2001
 a tax equivalent basis)        Reported     2001       2000      Reported    2000
                                --------     ----       ----      --------    ----
Net Interest Income               $426       $472       $492      $1,366    $1,429
Net Interest Rate
 Spread                           1.60%      2.10%      1.93%       1.84%     1.94%
Net Yield on Interest
 Earning Assets                   2.37       2.96       3.05        2.74      2.95


     Net interest income on a taxable equivalent basis was $426 million in the third quarter of 2001 compared with $472 million in the second quarter of 2001 and $492 million in the third quarter of 2000. Net interest income declined in the quarter primarily due to the WTC disaster which resulted in higher than normal levels of excess liquidity which could not be invested and unsettled trades resulting from the disruption of the markets and payments processing immediately following the disaster. The net interest rate spread was 1.60% in the third quarter of 2001 compared with 2.10% in the second quarter of 2001 and 1.93% one year ago. The net yield on interest earning assets was 2.37% in the third quarter of 2001 compared with 2.96% in the second quarter of 2001 and 3.05% in last year's third quarter.

     For the first nine months of 2001, net interest income on a taxable equivalent basis was $1,366 million compared with $1,429 million in the first nine months of 2000. The year-to-date net interest rate spread was 1.84% compared with 1.94% in 2000, while the net yield on interest earning assets was 2.74% in 2001 and 2.95% in 2000.

     Interest income would have been increased by $1 million for the third quarters of 2001 and 2000 and $6 million and $5 million for the first nine months of 2001 and 2000 if loans on nonaccrual status at September 30, 2001 and 2000 had been performing for the entire period.


NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the third quarter of 2001 was $814 million compared with $655 million in the second quarter and $635 million in 2000.
The increase reflects $168 million of expense associated with the WTC disaster. This increase was partially offset by lower operating expenses associated with continued control of staffing levels and other related expenses, as well as lower variable expenses such as clearing, sub-custody and incentive compensation.

     Reflecting the WTC disaster related expenses, the efficiency ratio for the third quarter of 2001 was 68.7% compared with 51.2% in the second quarter of 2001 and 50.4% in the third quarter of 2000. For the first nine months of 2001, the efficiency ratio was 56.6% compared with 51.4% last year.

     The effective tax rate was 29.7% for the third quarter and 33.4% for the first nine months of 2001 compared with 35.1% and 35.0% in the third quarter and the first nine months of 2000. The decline in the effective tax rates reflects the tax benefits associated with the WTC disaster.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 2001 and September 30, 2000 are as follows:

                                                             3rd Quarter 2001
                                 September 30, 2001              Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 32,732   $   41    $    -     $   13    $    -
  Swaps                     116,704    1,664       758      1,261       630
  Written Options            89,307        -     1,165          -     1,021
  Purchased Options          46,603      193         -        198         -
Foreign Exchange Contracts:
  Swaps                       1,593        -         -          -         -
  Written Options            11,256        -        49          -        30
  Purchased Options          14,754       78         -         75         -
  Commitments to Purchase
  and Sell Foreign Exchange  52,215      338       368        476       477
Debt Securities                   -    6,957        27      7,404        10
Credit Derivatives            1,643        9         3          9         2
Equity Derivatives                -       21         -        122       121
                                      ------    ------     ------    ------
Total Trading Account                 $9,301    $2,370     $9,558    $2,291
                                      ======    ======     ======    ======

                                                             3rd Quarter 2000
                                    September 30, 2000           Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 23,909  $     4    $    -    $     2    $    -
  Swaps                     111,779    1,063       912      1,056       928
  Written Options            84,259        -       616          -       617
  Purchased Options          45,506       52         -         55         -
Foreign Exchange Contracts:
  Swaps                         338        -         -          -         -
  Written Options            19,254        -        50          -       105
  Purchased Options          22,300      125         -        175         -
  Commitments to Purchase
  and Sell Foreign Exchange  51,673      854       744        845       705
Debt Securities                   -    8,059       141      8,790       151
                                     -------    ------    -------    ------
Total Trading Account                $10,157    $2,463    $10,923    $2,506
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



(In millions)                  3rd Quarter 2001                Year-to-Date 2001
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   9/30/01
                      --------   --------   --------     -------   -------   -------   -------
Interest Rate           $5.6       $3.8       $7.7         $4.9      $2.6      $7.7      $5.4
Foreign Exchange         1.6        0.7        3.1          1.3       0.6       3.1       2.3
Diversification         (2.1)        NM         NM         (2.0)       NM        NM      (3.1)
Overall Portfolio        5.1        3.4        7.1          4.2       2.3       7.1       4.6


(In millions)                  3rd Quarter 2000                Year-to-Date 2000
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   9/30/00
                      --------   --------   --------     -------   -------   -------   -------
Interest Rate           $4.1       $2.9       $5.6         $4.5      $2.7      $6.6      $3.7
Foreign Exchange         1.5        0.9        2.7          1.7       0.9       3.8       1.5
Overall Portfolio        5.6        4.3        7.1          6.2       4.3       8.8       5.2


NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


NONPERFORMING ASSETS

                                                                   Change
                                                                 9/30/01 vs.
(Dollars in millions)                 9/30/01       6/30/01        6/30/01
                                     --------      --------       --------
Category of Loans:
     Other Commercial                  $214           $190           $24
     Foreign                             42             34             8
     Regional Commercial                 20             19             1
                                       ----           ----           ---
  Total Nonperforming Loans             276            243            33
Other Real Estate                         2              2             -
                                       ----           ----           ---
  Total Nonperforming Assets           $278           $245           $33
                                       ====           ====           ===

Nonperforming Assets Ratio              0.7%           0.7%
Allowance/Nonperforming Loans         223.3          252.9
Allowance/Nonperforming Assets        222.0          251.0


     Nonperforming assets totaled $278 million at September 30, 2001, compared with $245 million at June 30, 2001. The increase in nonperforming loans primarily reflects a loan to a customer in the emerging telecommunications industry. Given the uncertain economic climate, the Company anticipates further deterioration in the creditworthiness of corporate borrowers. In particular, the Company continues to closely assess its emerging telecommunications portfolio.

IMPAIRED LOANS

The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans:

(Dollars in millions)                         9/30/01     6/30/01     9/30/00
                                             --------    --------    --------

Impaired Loans with an Allowance                $231         $203       $ 98
Impaired Loans without an Allowance(1)            36           35         24
                                                ----         ----       ----
Total Impaired Loans                            $267         $238       $122
                                                ====         ====       ====

Allowance for Impaired Loans(2)                 $ 93         $ 82       $ 36
Average Balance of Impaired Loans
 during the Quarter                              253          192        116
Interest Income Recognized on
 Impaired Loans during the Quarter               0.2          0.2        1.0

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS


                                  3rd        2nd         3rd
                                Quarter    Quarter     Quarter   Year-to-date
                                -------    -------     -------   ------------
(In millions)                     2001       2001       2000     2001    2000
                                  ----       ----       ----     ----    ----
Provision                         $ 40       $ 30       $ 25     $100    $ 70
                                  ====       ====       ====     ====    ====
Net Charge-offs:
  Other Commercial                 (35)       (26)       (14)     (89)    (39)
  Consumer                          (4)        (3)        (1)      (9)     (3)
  Foreign                            -          -         (3)       -      (3)
  Other                             (1)        (1)         -       (2)     (3)
                                  -----      -----      -----   ------   -----
     Total                        $(40)      $(30)      $(18)   $(100)   $(48)
                                  =====      =====      =====   ======   =====

Other Real Estate Expenses        $  -       $  -       $  1     $  2    $  3


     The allowance for credit losses consists of four elements: (1) an allowance for impaired credits (nonaccrual commercial credits over $1 million), (2) an allowance for higher risk rated credits, (3) an allowance for pass rated credits, and (4) an unallocated allowance based on general economic conditions and risk factors in the Company's individual markets.

     The first element - impaired credits - is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value. Fair value is either the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral.

     The second element - higher risk rated credits - is based on the assignment of loss factors for each specific risk category of higher risk credits. The Company rates each credit in its portfolio that exceeds
$1 million and assigns the credits to specific risk pools. A potential loss factor is assigned to each pool and an amount is included in the allowance equal to the product of the amount of the loan in the pool and the risk factor. Reviews of higher risk rated loans are conducted quarterly and the loan's rating is updated as necessary. The Company prepares a loss migration analysis and compares its actual loss experience to the loss factors on an annual basis to attempt to ensure the accuracy of the loss factors assigned to each pool. Pools of past due consumer loans are included in specific risk categories based on their length of time past due.

     The third element - pass rated credits - is based on the assignment of loss factors to the remaining pools of credit exposure. The loss factors are based on the expected average credit losses. Loss factors are periodically compared to rating agency and other default data bases to determine their validity. Commercial loans over $1 million are individually analyzed before being assigned to a risk pool. All current consumer loans are included in the pass rated consumer pools.

     The fourth element - an unallocated allowance - is based on management's judgement regarding the following factors:

   -  Economic conditions including duration of the current cycle
   -  Past experience including recent loss experience
   -  Credit quality trends
   -  Collateral values
   -  Volume, composition, and growth of the loan portfolio
   -  Specific credits and industry conditions
   -  Results of bank regulatory and internal credit exams
   -  Actions by the Federal Reserve Board
   - Delay in receipt of information to evaluate loans or confirm existing credit deterioration

     Based on a review of these elements, the allowance for credit losses was $616 million, or 1.35% of loans at September 30, 2001, compared with $616 million, or 1.68% of loans at June 30, 2001, and $617 million, or 1.65% of loans at September 30, 2000. The decrease in the ratio at September 30, 2001 reflects the increase in loans, particularly broker-dealer loans and overdrafts, resulting from events associated with the WTC disaster. The ratio of the allowance to nonperforming assets was 222.0% at September 30, 2001, compared with 251.0% at June 30, 2001, and 367.5% at September 30, 2000.

     Applying the four elements to the various segments of the loan portfolio results in an allocation of the allowance for credit losses as follows:

                                9/30/01
                                -------
Domestic
     Real Estate                     6%
     Commercial                     88
     Consumer                        1
Foreign                              5
                                   ----
                                   100%
                                   ====

    Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

                              Normalized Results

SUMMARY OF NORMALIZED RESULTS

     A summary of reported and normalized Consolidated Statements of Income for the three months ended September 30, 2001 are presented below. The normalization reflects the Company's results excluding the impact of the WTC disaster. The estimated impact of the WTC disaster reduced third quarter net income by approximately $140 million reflecting one time costs, reductions in revenue and other related expenses. (See the Supplemental Financial Information for additional analysis of the WTC disaster impact.)

                       THE BANK OF NEW YORK COMPANY, INC.
                       Consolidated Statements of Income
                    (In millions, except per share amounts)

                                              For the three
                                              months ended
                                           September 30, 2001
                                  -------------------------------------
                                                              Disaster
                                   Reported    Normalized     Impact
                                   --------    ----------     --------

Net Interest Income After
 Provision for Credit Losses         $ 371        $ 416        $ (45)

Total Noninterest Income               823          852          (29)

Total Noninterest Expense              814          646          168
                                     ------       ------       ------
Income Before Income Taxes             380          622         (242)
Income Taxes                           113          215         (102)
Distribution on Preferred
 Trust Securities                       24           24            -
                                     ------       ------       ------
Net Income Available to
 Common Shareholders                 $ 243        $ 383        $(140)
                                     ======       ======       ======
Per Common Share Data:
---------------------

  Basic Earnings                     $0.33        $0.52       $(0.19)
  Diluted Earnings                    0.33         0.52        (0.19)
  Cash Dividends Paid                 0.18         0.18            -

Diluted Shares Outstanding             741          741            -


     Comparing reported to normalized results, the decrease in reported net interest income for the quarter primarily results from higher than normal levels of excess liquidity which could not be invested and financing of overdrafts and unsettled trades resulting from the disruption of markets and payments processing immediately following the WTC disaster. The normalized balance sheet excludes the uninvested balances as well as the overdrafts and securities fails.

     The decrease in reported noninterest income for the quarter is principally due to a reduction in securities servicing and related revenues during the temporary closure of markets following the WTC disaster.

     The increase in reported noninterest expense for the quarter reflects certain additional costs associated with: the disabling of two facilities close to the World Trade Center; full outfitting of contingency locations and associated infrastructure links; reoccupying its headquarters building at One Wall Street; and other expenses, including overtime, professional services, outside vendors, and additional security.

     The Company believes that a substantial portion of the impact of the disaster is covered under its insurance policies which cover both physical damage to facilities and personal property and losses resulting from business interruption. These insurance recoveries are expected to be received in future quarters.

     The tragic events of September 11th resulted in one of the most challenging operating environments that the Company has ever experienced. Notwithstanding a difficult market environment made worse by the WTC disaster, the Company achieved a 6% normalized EPS increase for the quarter and a 9% increase year-to-date. Given the uncertain economic environment, the Company's near-term outlook remains cautious. The Company continues to be highly confident in its business strategy and in its longer-term earnings outlook.

     On a normalized basis, net income was $383 million or 52 cents per share, up 6% from $363 million or 49 cents per share earned in the third quarter of 2000. The third quarter normalized results exclude the 19 cents per share impact of the WTC disaster.

     On a normalized basis, net income for the first nine months was $1,152 million or $1.55 per share, up 9% from the $1,057 million or $1.42 per share earned last year.

     The following discussion of income statement trends and comparisons through the segment profitability section relates to the 2001 normalized results.

     In the Company's securities servicing businesses fee revenues were $430 million, up slightly from $427 million last year. For the first nine months, fee revenues were $1,323 million, a 10% increase compared with $1,202 million in 2000. Despite the slowdown in the global capital markets, the Company recorded strong results in execution services, corporate trust, broker dealer services and global liquidity services.

     Foreign exchange and other trading revenues were $84 million, up 42% from $59 million last year's third quarter. In the first nine months, foreign exchange and other trading revenues were $265 million, up from $206 million last year. Third quarter results reflect continued strong foreign exchange transaction flows from the Company's securities servicing clients and market share gains through e-commerce products such as iFX Manager(servicemark).
In addition, strong demand for interest rate risk management products were driven by higher volatility and declining interest rates.

     Global payment services fees were $78 million, up 20% over last year. Fees increased as a result of customers electing to pay for services in fees rather than maintaining higher compensating balances in a declining rate environment. In addition, this growth reflects higher cash management and trade service fees. New cash management business wins continued among the Company's regional commercial and corporate banking clients driven, in part, by the continued success of CA$H-Register Plus(registered trademark), the Company's internet-based electronic banking service.

     Private client services and asset management fees were $75 million for the quarter, down slightly from last year. Lower asset price levels have been partially offset by strength in alternative investment and short-term money market product lines.

     Noninterest income grew to 65% of total third quarter revenue, up from 62% last year.

     The WTC disaster resulted in a disruption of the markets, including payment and securities processing, which affected both the Company and other market participants. In addition, significant levels of liquidity were injected into the markets immediately following the disaster. These factors resulted in excess liquidity and unsettled trades at the Company, causing a temporary expansion of the Company's balance sheet.

     Normalized return measures have been computed using both normalized net income and balance sheet. (See Supplemental Financial Information for normalized balance sheet.) Return on average common equity for the third quarter of 2001 was 23.83% compared with 25.75% in the third quarter of 2000. Return on average assets for the third quarter of 2001 was 1.96% compared with 1.89% in the third quarter of 2000. For the first nine months of 2001, return on average common equity was 25.03% compared with 26.55% in 2000. Return on average assets was 2.00% for the first nine months of 2001 compared with 1.83% in 2000.

     On a normalized basis, tangible diluted earnings per share (earnings before the amortization of goodwill and intangibles) were 54 cents per share in the third quarter of 2001, up 4% from 52 cents per share in the third quarter of 2000. On the same basis, tangible return on average common equity was 37.56% in the third quarter of 2001 compared with 38.89% in 2000; and tangible return on average assets was 2.11% in the third quarter of 2001 compared with 2.05% in 2000. Tangible diluted earnings per share were $1.62 per share for the first nine months of 2001, up 8%, compared with $1.50 per share in 2000. Tangible return on average common equity was 39.30% in 2001 compared with 41.11% in 2000; and tangible return on average assets was 2.15% in the first nine months of 2001 compared with 1.98% last year.

NONINTEREST INCOME

                                      3rd
                                    Quarter      2nd       3rd
                                  Normalized   Quarter   Quarter      Year-to-date
                                  ----------   -------   -------  --------------------
                                                                     2001
(In millions)                        2001       2001      2000    Normalized      2000
                                     ----       ----      ----    ----------      ----
Servicing Fees
  Securities                         $430       $436      $427      $1,323      $1,202
  Global Payment Services              78         72        65         219         196
                                     ----       ----      ----      ------      ------
                                      508        508       492       1,542       1,398
Private Client Services
 and Asset Management Fees             75         78        77         232         219
Service Charges and Fees               87         95        84         273         278
Foreign Exchange and
 Other Trading Activities              84         98        59         265         206
Securities Gains                       22         46        20         113         105
Other                                  76         31        53         140          96
                                     ----       ----      ----      ------      ------
Total Noninterest Income             $852       $856      $785      $2,565      $2,302
                                     ====       ====      ====      ======      ======

     Noninterest income was $852 million, up 9% from $785 million in last year's third quarter, and grew to 65% of total revenue, up from 62% in last year's third quarter. Securities servicing fees were $430 million compared with $427 million last year. Global payment services fees were $78 million, up 20% over last year. Private client services and asset management fees were $75 million, down slightly from last year. Foreign exchange and other trading revenues were $84 million for the quarter, up 42% from $59 million last year's third quarter. Securities gains were $22 million for the quarter, which were up slightly from last year but down from $46 million in the prior quarter. Other income in the third quarter of 2001 includes a $43 million gain that the Company recognized from the sale of its interest in the New York Cash Exchange ("NYCE"). Other income in the third quarter of 2000 includes a $26 million payment associated with the termination of a securities clearing contract entered into in conjunction with the acquisition of Everen Clearing Corporation.

NET INTEREST INCOME

                                   3rd
                                 Quarter        2nd        3rd
                                Normalized    Quarter    Quarter      Year-to-date
                                ----------    -------    -------   ------------------
(Dollars in millions on                                               2001
 a tax equivalent basis)           2001        2001       2000     Normalized    2000
                                   ----        ----       ----     ----------   -----
Net Interest Income                $471        $472       $492      $1,411     $1,429
Net Interest Rate
 Spread                            2.10%       2.10%      1.93%       2.02%      1.94%
Net Yield on Interest
 Earning Assets                    2.86        2.96       3.05        2.91       2.95


     Net interest income on a taxable equivalent basis was $471 million compared with $472 million in the second quarter of 2001 and $492 million in the third quarter of 2000. In the third quarter of 2001, the negative effect of the lower interest rate environment as well as customers electing to pay fees for services rather than maintaining higher compensating balances in a declining rate environment was largely offset by an increase in the Company's investment securities portfolio. This increase is part of an ongoing strategy to shift the Company's asset mix from loans towards highly rated investment securities and short-term liquid assets. The net interest rate spread was 2.10% compared with 2.10% in the second quarter of 2001 and 1.93% one year ago. The net yield on interest earning assets was 2.86% compared with 2.96% in the second quarter of 2001 and 3.05% in last year's third quarter.

     Net interest income on a taxable equivalent basis amounted to $1,411 million compared with $1,429 million in the first nine months of 2000. The net interest rate spread was 2.02% in 2001 compared with 1.94% in 2000, while the net yield on interest earning assets was 2.91% in 2001 and 2.95% in 2000.

     Interest income would have been increased by $1 million for the third quarters of 2001 and 2000 and $6 million and $5 million for the first nine months of 2001 and 2000 if loans on nonaccrual status at September 30, 2001 and 2000 had been performing for the entire period.

NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the quarter was $646 million compared with $655 million in the second quarter and $635 million in 2000. The decrease versus the prior quarter reflects continued control of staffing levels and other related expenses, as well as lower variable expenses such as clearing, sub-custody and incentive compensation.

     The efficiency ratio for the quarter was 51.4% compared with 51.2% in the second quarter of 2001 and 50.4% in the third quarter of 2000. For the first nine months of 2001, the efficiency ratio was 51.1% compared with 51.4% last year.

     The effective tax rate for the third quarter and the first nine months of 2001 was 34.5%, compared with 35.1% and 35.0% in the third quarter and the first nine months of 2000, respectively.

                            SEGMENT PROFITABILITY

Segment Data

     The Company has an internal information system that produces performance data for its four business segments along product and service lines.

     The results of individual business segments are shown on a normalized basis. The reconciling amounts include the impact of the WTC disaster.

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

The segments contributed to the Company's profitability as follows:


In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2001      Businesses  Banking     Banking  Markets    Items*       Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $ 140      $ 122      $ 123      $ 69      $ (43)       $ 411
Provision for
  Credit Losses                -         34          2         -          4           40
Noninterest Income           638         71         32        74          8          823
Noninterest Expense          433         50         78        15        238          814
                           -----      -----      -----      ----      -----        -----
Income Before Taxes        $ 345      $ 109      $  75      $128      $(277)       $ 380
                           =====      =====      =====      ====      =====        =====

Average Assets            $8,794    $26,673     $4,448   $35,401    $11,724      $87,040
                          ======    =======     ======   =======    =======      =======


In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2000      Businesses  Banking     Banking  Markets    Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $ 177      $ 135      $ 128      $ 31      $   8        $ 479
Provision for
  Credit Losses                -         30          2        (1)        (6)          25
Noninterest Income           621         66         26        52         20          785
Noninterest Expense          414         54         79        16         72          635
                           -----      -----      -----      ----     ------        -----
Income Before Taxes        $ 384      $ 117      $  73      $ 68      $ (38)       $ 604
                           =====      =====      =====      ====     ======        =====

Average Assets            $8,880    $28,687     $4,529   $32,737     $1,682      $76,515
                          ======    =======     ======   =======     ======      =======




In Millions
                        Servicing
For the Nine               and
Months Ended            Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
September 30, 2001      Businesses   Banking    Banking  Markets    Items*       Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income       $  443       $ 377     $ 375     $ 159      $ (32)      $1,322
Provision for
  Credit Losses                -          95         5         -          -          100
Noninterest Income         1,976         226        87       218         29        2,536
Noninterest Expense        1,290         165       229        50        387        2,121
                          ------       -----     -----     -----      -----       ------
Income Before Taxes       $1,129       $ 343     $ 228     $ 327      $(390)      $1,637
                          ======       =====     =====     =====      =====       ======

Average Assets            $8,822     $27,124    $4,446   $34,620     $5,170      $80,182
                          ======     =======    ======   =======     ======      =======


In Millions
                        Servicing
For the Nine               and
Months Ended            Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
September 30, 2000      Businesses   Banking    Banking  Markets    Items        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income       $  493       $ 415     $ 381     $  85      $  15       $1,389
Provision for
  Credit Losses                -          96         4        (1)       (29)          70
Noninterest Income         1,804         228        74       174         22        2,302
Noninterest Expense        1,199         159       231        50        226        1,865
                           -----       -----     -----     -----      -----       ------
Income Before Taxes       $1,098       $ 388     $ 220     $ 210      $(160)      $1,756
                          ======       =====     =====     =====      =====       ======

Average Assets            $8,837     $30,533    $4,366   $31,920     $1,674      $77,330
                          ======     =======    ======   =======     ======      =======


* Includes the impact of WTC disaster.

Segment Highlights

Servicing and Fiduciary Businesses
----------------------------------

     In the third quarter of 2001, noninterest income was $638 million compared with $621 million in 2000.

     In the Company's securities servicing businesses, fee revenues were $430 million in the third quarter, up slightly from $427 million last year. For the first nine months of 2001, fees from these businesses totaled
$1,323 million, a 10% increase compared with $1,202 million in 2000. Despite the slowdown in the global capital markets, the Company recorded strong results in execution services, corporate trust, broker dealer services and global liquidity services. Third quarter results reflect continued strong foreign exchange transaction flows from the Company's securities servicing clients and market share gains through e-commerce products such as iFX Manager(servicemark).

     The Company continues to be the world's leading custodian with quarter-end assets of $6.4 trillion, including $1.8 trillion of cross-border custody assets.

     Global payment services fees were $78 million, up 20% over last year. Fees increased as a result of customers electing to pay for services in fees rather than maintaining higher compensating balances in a declining rate environment. In addition, this growth reflects higher cash management and trade service fees. New cash management business wins continued among the Company's regional commercial and corporate banking clients driven, in part, by the continued success of CA$H-Register Plus(registered trademark), the Company's internet-based electronic banking service.

     Private client services and asset management fees were $75 million for the quarter, down slightly from last year. Lower asset price levels have been partially offset by strength in alternative investment and short-term money market product lines. Assets under management were $61 billion at September 30, 2001 compared with $64 billion at September 30, 2000, while assets under administration were $31 billion compared with $33 billion at September 30, 2000.

     Net interest income in the Servicing and Fiduciary businesses segment was $140 million for the third quarter of 2001 compared with $177 million in 2000. The decrease in net interest income is primarily due to the decline in interest rates.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the third quarters of 2001 and 2000. Noninterest expense for the third quarter of 2001 was $433 million compared with $414 million in 2000. The rise in noninterest expense was primarily due to acquisitions as well as the Company's continued investment in technology.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $122 million in the third quarter of 2001, down from last year's $135 million. The decrease reflects the decline in assets, principally broker dealer loans, as well as a decline in both the volume and the value of low cost short-term deposits.

     The third quarter of 2001 provision for credit losses was $34 million compared with $30 million last year. Net charge-offs in the Corporate Banking segment were $36 million and $17 million in the third quarters of 2001 and 2000. Noninterest income was $71 million in the current year compared with $66 million last year reflecting strength in the Company's fixed income businesses. Noninterest expense decreased to $50 million from $54 million reflecting lower compensation and other real estate expense.

Retail Banking
--------------

     Net interest income in the third quarter of 2001 was $123 million compared with $128 million in 2000. Noninterest income was $32 million for the quarter compared with $26 million last year. The increase reflects better penetration of the customer base and improved pricing. Noninterest expense in the third quarter of 2001 was $78 million compared with $79 million in the previous year's period. Net charge-offs were $4 million in the third quarter of 2001 and $2 million in the third quarter of 2000.

Financial Markets
-----------------

     Net interest income for the quarter was $69 million compared with 2000's $31 million reflecting lower funding costs and an increase in assets, primarily U.S. government agency obligations and highly-rated asset-backed securities. Noninterest income was $74 million in the third quarter of 2001 compared with $52 million in the third quarter of 2000 because of stronger trading performance, particularly in interest rate derivatives. Net charge-offs were zero in the third quarter of 2001 and a recovery of $1 million in the third quarter of 2000.

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

Reconciling Items
-----------------

     The impact of the WTC disaster is a reconciling item in 2001. Other reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Other reconciling items for noninterest income include a $43 million gain on the sale of the Company's interest in NYCE in 2001, a $26 million payment associated with the termination of a securities clearing contract in 2000 as well as the sale of certain securities in 2001 and 2000. Other reconciling items for noninterest expense include $29 million of amortization of intangibles in the third quarters of 2001 and 2000, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The other reconciling items for average assets consist of goodwill and other intangible assets.

FORWARD LOOKING STATEMENTS

     The information presented with respect to, among other things, earnings outlook, projected business strategy, the outcome of legal and investigatory proceedings, the Company's plans, objectives and strategies reallocating assets and moving into fee-based businesses, and future loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate", "forecast", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", "should", "may", "strategy", and words of like import are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

     Forward looking statements, including the Company's future results of operations and discussions of future plans contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q, are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including the economic and other effects of the WTC disaster and the subsequent U.S. military action, lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, variations in management projections or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals, changes in customer credit quality, future changes in interest rates, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company's products and services and future global economic conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

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

Recent Legislation

     On October 25, 2001, the International Money Laundering and Anti-Terrorist Funding Act was enacted. This statute will generally increase the responsibilities of financial institutions to counter money laundering, particularly in the areas of correspondent banking and private banking, but the actual impact on financial institutions in general and the Company in particular, will be largely dependent upon implementing regulations.

                       Supplemental Financial Information

                       THE BANK OF NEW YORK COMPANY, INC.
                       Consolidated Statements of Income
                    (In millions, except per share amounts)

                                              For the three
                                              months ended
                                           September 30, 2001
                                  -------------------------------------
                                                              Disaster
                                   Reported    Normalized     Impact
                                   --------    ----------     --------

Net Interest Income                  $ 411        $ 456        $ (45)
Provision for Credit Losses             40           40            -
                                     -----        -----        ------
Net Interest Income After
 Provision for Credit Losses           371          416          (45)

Noninterest Income
------------------

 Servicing Fees
     Securities                        416          430          (14)
     Global Payment Services            75           78           (3)
 Private Client Services and
   Asset Management Fees                74           75           (1)
 Service Charges and Fees               81           87           (6)
 Foreign Exchange and Other Trading     79           84           (5)
 Securities Gains                       22           22            -
 Other                                  76           76            -
                                     -----        -----        ------
     Total Noninterest Income          823          852          (29)

Noninterest Expense
-------------------

 Salaries and Employee Benefits        418          384           34
 Net Occupancy                          87           49           38
 Furniture and Equipment                87           32           55
 Other                                 222          181           41
                                     -----        -----        ------
     Total Noninterest Expense         814          646          168
                                     -----        -----        ------
Income Before Income Taxes             380          622         (242)
Income Taxes                           113          215         (102)
Distribution on Preferred
 Trust Securities                       24           24            -
                                     -----        -----        ------
Net Income Available to
 Common Shareholders                 $ 243        $ 383        $(140)
                                     =====        =====        ======
Per Common Share Data:
---------------------

  Basic Earnings                     $0.33        $0.52       $(0.19)
  Diluted Earnings                    0.33         0.52        (0.19)
  Cash Dividends Paid                 0.18         0.18            -

Diluted Shares Outstanding             741          741            -



                       Supplemental Financial Information

                       THE BANK OF NEW YORK COMPANY, INC.
                       Consolidated Statements of Income
                    (In millions, except per share amounts)

                                              For the nine
                                              months ended
                                           September 30, 2001
                                  -------------------------------------
                                                              Disaster
                                   Reported    Normalized     Impact
                                   --------    ----------     --------

Net Interest Income                 $1,322       $1,367        $ (45)
Provision for Credit Losses            100          100            -
                                    ------       ------        ------
Net Interest Income After
 Provision for Credit Losses         1,222        1,267          (45)

Noninterest Income
------------------

 Servicing Fees
     Securities                      1,309        1,323          (14)
     Global Payment Services           216          219           (3)
 Private Client Services and
   Asset Management Fees               231          232           (1)
 Service Charges and Fees              267          273           (6)
 Foreign Exchange and Other Trading    260          265           (5)
 Securities Gains                      113          113            -
 Other                                 140          140            -
                                    ------       ------        ------
     Total Noninterest Income        2,536        2,565          (29)

Noninterest Expense
-------------------

 Salaries and Employee Benefits      1,202        1,168           34
 Net Occupancy                         184          146           38
 Furniture and Equipment               148           93           55
 Other                                 587          546           41
                                    ------       ------        ------
     Total Noninterest Expense       2,121        1,953          168
                                    ------       ------        ------
Income Before Income Taxes           1,637        1,879         (242)
Income Taxes                           546          648         (102)
Distribution on Preferred
 Trust Securities                       79           79            -
                                    ------       ------        ------
Net Income Available to
 Common Shareholders                $1,012       $1,152        $(140)
                                    ======       ======        ======
Per Common Share Data:
---------------------

  Basic Earnings                     $1.38        $1.58       $(0.20)
  Diluted Earnings                    1.36         1.55        (0.19)
  Cash Dividends Paid                 0.54         0.54            -

Diluted Shares Outstanding             742          742            -


                        Supplemental Financial Information

                        THE BANK OF NEW YORK COMPANY, INC.
                           Consolidated Balance Sheets
                              (Dollars in millions)

                                                       September 30,
                                                           2001
                                                 ------------------------
                                                 Reported      Normalized
                                                 --------      ----------
Assets
------

Cash and Due from Banks                           $ 3,289         $ 3,289
Interest-Bearing Deposits in Banks                  5,961           5,961
Securities                                         13,370          13,370
Trading Assets at Fair Value                        9,301           9,301
Federal Funds Sold and Securities
 Purchased Under Resale Agreements                    338             338
Loans (less allowance for credit
 losses of $616)                                   44,920          39,356
Other Assets                                       12,498           8,498
                                                  -------         -------
  Total Assets                                    $89,677         $80,113
                                                  =======         =======

Liabilities and Shareholders' Equity
------------------------------------

Total Deposits                                    $60,261         $55,598
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                   5,719           2,419
Other Borrowed Funds                                4,444           4,444
Other Liabilities                                  11,286           9,685
                                                  -------         -------
  Total Liabilities                                81,710          72,146

Company-Obligated Mandatory Redeemable
 Preferred Trust Securities of Subsidiary Trust
 Holding Solely Junior Subordinated Debentures      1,500           1,500

Total Shareholders' Equity                          6,467           6,467
                                                  -------         -------
  Total Liabilities and Shareholders' Equity      $89,677         $80,113
                                                  =======         =======


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)


                                       Normalized for the three months         For the three months
                                          ended September 30, 2001           ended September 30, 2000
                                       -------------------------------    ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    --------    -------    --------    -------
ASSETS
------
Interest-Bearing Deposits
 in Banks (primarily foreign)          $ 6,417       $  68       4.20%    $ 4,941       $  67      5.36%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       2,779          25       3.47       4,863          80      6.55
Loans
 Domestic Offices                       19,976         306       6.08      18,862         355      7.49
 Foreign Offices                        17,139         226       5.23      19,676         377      7.62
                                       -------       -----                -------       -----
   Total Loans                          37,115         532       5.69      38,538         732      7.56
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               951          13       5.24       1,604          24      5.90
 U.S. Government Agency Obligations      3,772          58       6.14       1,614          28      6.92
 Obligations of States and
  Political Subdivisions                   686          12       7.24         629          13      8.12
 Other Securities                        6,390          94       5.85       2,838          44      6.16
 Trading Securities                      7,415          84       4.49       8,941         132      5.94
                                       -------       -----                -------       -----
   Total Securities                     19,214         261       5.40      15,626         241      6.16
                                       -------       -----                -------       -----
Total Interest-Earning Assets           65,525         886       5.36%     63,968       1,120      6.97%
                                                     -----                              -----
Allowance for Credit Losses               (612)                              (609)
Cash and Due from Banks                  2,056                              3,003
Other Assets                            10,573                             10,153
                                       -------                            -------
   NORMALIZED ASSETS                    77,542                             76,515
Impact of WTC Disaster                   9,498                                  -
                                       -------                            -------
   TOTAL ASSETS                        $87,040                            $76,515
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,132       $  48       3.08%    $ 5,879       $  73      4.96%
 Savings                                 7,639          36       1.88       7,566          52      2.73
 Certificates of Deposit
  $100,000 & Over                          402           5       4.74         442           7      6.01
 Other Time Deposits                     1,831          19       4.06       1,877          25      5.23
 Foreign Offices                        26,201         220       3.33      26,411         344      5.20
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       42,205         328       3.08      42,175         501      4.73
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements        3,150          27       3.37       2,517          38      6.06
Other Borrowed Funds                     1,987          19       3.71       2,154          37      6.91
Long-Term Debt                           3,060          41       5.31       2,872          52      7.13
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    50,402         415       3.26%     49,718         628      5.04%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,131                             11,232
Other Liabilities                        9,138                              8,448
Minority Interest-Preferred Securities   1,500                              1,500
Shareholders' Equity                     6,371                              5,617
                                       -------                            -------
  NORMALIZED LIABILITIES AND
   SHAREHOLDERS' EQUITY                 77,542                             76,515

Normalized Net Interest Earnings
 and Interest Rate Spread                              471       2.10%
                                                                 ====
Normalized Yield on
 Interest-Earning Assets                                         2.86%
                                                                 ====
Impact of WTC Disaster                   9,498         (45)                     -
                                       -------       ------               -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $87,040                            $76,515
                                       =======                            =======
Net Interest Earnings and
 Interest Rate Spread                                $ 426       1.60%                  $ 492      1.93%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.37%                             3.05%
                                                                 ====                              ====

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)


                                       Normalized for the nine months         For the nine months
                                          ended September 30, 2001           ended September 30, 2000
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing Deposits
 in Banks (primarily foreign)          $ 5,940       $ 200       4.49%    $ 5,499      $  203      4.94%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       3,367         114       4.52       4,310         198      6.15
Loans
 Domestic Offices                       19,347         966       6.68      19,477       1,075      7.37
 Foreign Offices                        18,152         838       6.17      20,039       1,109      7.39
                                       -------      ------                -------       -----
   Total Loans                          37,499       1,804       6.43      39,516       2,184      7.38
                                       -------      ------                -------       -----
Securities
 U.S. Government Obligations             1,081          45       5.57       2,165          97      6.01
 U.S. Government Agency Obligations      2,823         135       6.36       1,192          61      6.82
 Obligations of States and
  Political Subdivisions                   668          38       7.67         612          37      8.04
 Other Securities                        4,595         202       5.89       2,785         127      6.09
 Trading Securities                      8,861         334       5.05       8,597         380      5.90
                                       -------      ------                -------       -----
   Total Securities                     18,028         754       5.60      15,351         702      6.11
                                       -------      ------                -------       -----
Total Interest-Earning Assets           64,834       2,872       5.92%     64,676       3,287      6.79%
                                                    ------                              -----
Allowance for Credit Losses               (613)                              (606)
Cash and Due from Banks                  2,491                              3,239
Other Assets                            10,269                             10,021
                                       -------                            -------
   NORMALIZED ASSETS                    76,981                             77,330
Impact of WTC Disaster                   3,201                                  -
                                       -------                            -------
   TOTAL ASSETS                        $80,182                            $77,330
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,175       $ 171       3.70%    $ 5,733       $ 210      4.89%
 Savings                                 7,594         126       2.22       7,630         146      2.56
 Certificates of Deposit
  $100,000 & Over                          395          16       5.43         443          19      5.59
 Other Time Deposits                     1,903          64       4.50       2,023          76      5.00
 Foreign Offices                        26,315         785       3.99      27,755       1,043      5.02
                                       -------      ------                -------       -----
  Total Interest-Bearing Deposits       42,382       1,162       3.67      43,584       1,494      4.58
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements        2,637          82       4.14       2,569         107      5.57
Other Borrowed Funds                     2,015          78       5.13       2,197         108      6.54
Long-Term Debt                           3,027         139       6.09       2,839         149      6.97
                                       -------      ------                -------       -----
  Total Interest-Bearing Liabilities    50,061       1,461       3.90%     51,189       1,858      4.85%
                                                    ------                              -----
Noninterest-Bearing Deposits            10,609                             11,249
Other Liabilities                        8,659                              8,073
Minority Interest-Preferred Securities   1,500                              1,500
Shareholders' Equity                     6,152                              5,319
                                       -------                            -------
  NORMALIZED LIABILITIES AND
   SHAREHOLDERS' EQUITY                 76,981                             77,330

Normalized Net Interest Earnings
 and Interest Rate Spread                            1,411       2.02%
                                                                 ====
Normalized Yield on
 Interest-Earning Assets                                         2.91%
                                                                 ====
Impact of WTC Disaster                   3,201         (45)                     -
                                       -------      -------               -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $80,182                            $77,330
                                       =======                            =======
Net Interest Earnings and
 Interest Rate Spread                               $1,366       1.84%                 $1,429      1.94%
                                                    ======       ====                  ======      ====
Net Yield on Interest-Earning Assets                             2.74%                             2.95%
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

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended twice, alleges that the Company and BNY and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals and participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On March 21, 2001, the court dismissed the second amended complaint without leave to replead. On April 16, 2001, plaintiffs filed a Notice of Appeal of that decision. Argument is currently expected on that appeal in November-December 2001.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on
     Preferred Trust Securities for the Three Months and Nine Months Ended September 30, 2001 and 2000.

(b)  The Company filed the following reports on Form 8-K since
     June 30, 2001:

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

     On October 18, 2001, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the third quarter of 2001 contained in the Company's press release dated October 18, 2001.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: November 14, 2001             By:  \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

   12 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Distributions on Preferred Trust Securities for the Three and Nine Months Ended September 30, 2001 and 2000.