Form 10-K
period 2001-12-31
BANK OF NEW YORK CO INC
filed 2002-03-28
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001

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

The aggregate market value of voting stock held by nonaffiliates of the registrant at February 28, 2002 consisted of:

Common Stock ($7.50 par value)                                 $27,350,623,907
                                                       (based on closing price
                                                   on New York Stock Exchange)

The number of shares outstanding of the registrant's Common Stock $7.50 par value was 726,637,192 shares on February 28, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Proxy Statement for the annual meeting of shareholders to be held May 14, 2002 (other than information included in the proxy statement pursuant to Item 402
(i), (k) and (l) of Regulation S-K) is incorporated by reference into Part
III.

PART I
------

ITEM 1.  BUSINESS
-----------------

INTRODUCTION

     The business of The Bank of New York Company, Inc. (the "Company") and its subsidiaries is described in the Company's 2001 Annual Report to Shareholders beginning under the heading "Global Vision with A Local Focus" and continuing through "Retail Banking" which description is included in
Exhibit 13 to this report and incorporated herein by reference. Also, the "Management's Discussion and Analysis" section included in Exhibit 13 contains financial and statistical information on the operations of the Company. Such information is herein incorporated by reference.

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

     In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 Capital to average total assets) guidelines for bank holding companies and banks. The Federal Reserve Board's guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest regulatory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At December 31, 2001, the Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it. See "FDICIA" below.

Merchant Banking Capital Requirements

     The federal bank regulators have adopted rules, effective April 1, 2002, governing the regulatory capital treatment of equity investments by the Company in nonfinancial companies. Such equity investments, which are referred to as merchant banking investments, include investments made under the merchant banking authority conferred on financial holding companies under the GLB Act as well as pursuant to certain other authority. With certain exceptions, the federal rules require that the Company and its bank subsidiaries deduct from Tier 1 capital, on a marginal basis, a percentage of the carrying value of each merchant banking investment. Carrying value is generally the value of the merchant banking investment as shown on the Company's balance sheet. The applicable percentages are set forth below:

  Aggregate Carrying Value of Covered   Required Deduction From Tier 1 Capital
  Nonfinancial Equity Investments as a  as a percentage of
  percentage of Tier 1 Capital          the Carrying Value of the Investments
  ------------------------------------  --------------------------------------

        Less than 15%                                    8%
        At least 15% but Less than 25%                  12%
        25% or more                                     25%

     It is not anticipated that the new rule will have a material effect on the Company's capital requirements or strategic plans.

     Bank regulators on an international basis are reconsidering the current capital guidelines. One aspect of this reconsideration is the potential imposition of capital requirements for "operational risk". Such a capital requirement could have a relatively greater impact on banking organizations such as the Company and the Bank that have a high level of fee income, but, based on current proposals, the Company does not believe that the requirement would affect the qualification of the Company and the Bank as well capitalized.

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

     A depository institution that is not well capitalized is subject to certain limitations on brokered deposits. In addition, as indicated above, if a depository institution is not well capitalized, its parent holding company cannot become, and, subject to a capital restoration plan, cannot remain, a financial holding company.

     As of December 31, 2001 and 2000, the capital ratios for the Company and BNY qualified them as well capitalized as set forth in the table below.

                December 31, 2001  December 31, 2000
                -----------------  -----------------
                                                       Well      Adequately
                                                    Capitalized  Capitalized
                Company    BNY     Company    BNY   Guidelines   Guidelines
                -------    ---     -------    ---   -----------  -----------

Tier I            8.11%   7.94%      8.60%   8.03%       6%          4%
Total Capital    11.57   11.75      12.92   11.60       10           8
Leverage          6.70    6.50       7.49    6.91        5          3-5
Tangible Common
 Equity           5.36    6.38       5.78    6.96

     At December 31, 2001, the amounts of capital by which the Company and BNY exceed the well capitalized guidelines are as follows:

(in millions)                                 Company               BNY
                                              -------               ---

Tier 1                                         $1,459            $1,300
Total Capital                                   1,090             1,172
Leverage                                        1,424             1,227

     The following table presents the components of the Company's risk-based capital at December 31, 2001 and 2000:

(in millions)                                    2001              2000
                                                 ----              ----

Common Stock                                   $6,317            $6,151
Preferred Stock                                     -                 1
Preferred Trust Securities                      1,500             1,500
Adjustments: Intangibles                       (2,075)           (1,785)
             Securities Valuation Allowance      (126)             (244)
                                               -------           -------
Tier 1 Capital                                  5,616             5,623
                                               -------           -------
Qualifying Unrealized Equity Security Gains        38               153
Qualifying Subordinated Debt                    1,751             2,073
Qualifying Allowance for Loan Losses              613               603
                                               -------           -------
Tier 2 Capital                                  2,402             2,829
                                               -------           -------
Total Risk-based Capital                       $8,018            $8,452
                                               =======           =======

     The following table presents the components of the Company's risk adjusted assets at December 31, 2001 and 2000:

                                                     2001                    2000
                                            ---------------------------------------------
                                             Balance                  Balance
                                              sheet/         Risk      sheet/      Risk
                                            notional     adjusted    notional    adjusted
(in millions)                                 amount      balance      amount     balance
                                            --------     --------    --------    --------
Assets
------
Cash, Due From Banks and Interest-
  Bearing Deposits in Banks                 $  9,841      $ 1,675    $  8,462     $ 1,491
Securities                                    12,862        4,648       7,401       3,080
Trading Assets                                 8,270            -      12,051           -
Fed Funds Sold and Securities
  Purchased Under Resale Agreements            4,795          832       5,790       1,003
Loans                                         35,747       32,585      36,261      32,119
Allowance for Credit Losses                     (616)           -        (616)          -
Other Assets                                  10,126        6,648       7,765       5,712
                                            ---------     -------    ---------    -------
Total Assets                                $ 81,025       46,388    $ 77,114      43,405
                                            =========     -------    =========    -------
Off-Balance Sheet Exposures
---------------------------
Commitments to Extend Credit                $ 46,905       12,056    $ 48,625      12,887
Securities Lending Indemnifications          107,134            -     106,560           -
Standby Letters of Credit and
  Other Guarantees                            10,291        9,388       9,634       8,043
Interest Rate Contracts                      303,097          875     274,867         534
Foreign Exchange Contracts                    71,165           31      76,352           1
                                            ---------     -------    ---------     -------
Total Off-Balance Sheet Exposures           $538,592       22,350    $516,038      21,465
                                            =========     -------    =========     -------
Market Risk Equivalent Assets                                 542                     391
Unrealized Equity Security Gains
  Qualifying as Risk Based Capital                              -                     153
                                                          -------                 -------
Risk Adjusted Assets                                      $69,280                 $65,414
                                                          =======                 =======


     A further discussion of the Company's capital position and capital adequacy is incorporated by reference from "Capital Resources" in the "Management's Discussion and Analysis" Section and Note 10 to the Consolidated Financial Statements of Exhibit 13.

FDIC Insurance Assessments

     BNY is subject to FDIC deposit insurance assessments. As required by FDICIA, the FDIC adopted a risk-based premium schedule to determine the assessment rates for most FDIC-insured depository institutions. Effective January 1, 1997, under the schedule, the premiums range from zero to $.27 for every $100 of deposits. Each financial institution is assigned to one of nine categories based on the institution's capital ratios and supervisory evaluations, and the premium paid by the institution is based on the category. Under the present schedule, institutions in the highest of the three capital categories and the highest of three supervisory categories pay no premium and institutions in the lowest of these categories pay $.27 per $100 of deposits. BNY paid no FDIC insurance premiums in 2001. In addition, the Deposit Insurance Funds Act provides for assessments at all insured depository institutions to pay for the cost of the Financing Corporation (a governmental agency) funding. The assessment will be based on deposit levels and will be approximately 2.06 basis points.

     The FDIC is authorized to raise insurance premiums in certain circumstances. A number of factors suggest that as early as the second half of 2002, the bank deposit insurance fund could fall below its federally mandated minimum. If this happens, all FDIC insured banks, including BNY, will be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the bank insurance fund's loss experience and other factors which the Company is necessarily unable to predict. Any increase in premiums would have an adverse effect on the Company's earnings.

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

Cross Guarantees

     Under FDICIA, a financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution or from assistance to the failing institution, even if this causes the affiliated institution also to become insolvent. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

USA Patriot Act

     The recently enacted USA Patriot Act imposes additional obligations on US financial institutions, including the Company's bank and broker dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Affected subsidiaries have started the process of compliance with these new requirements. The Secretary of the Treasury has also proposed additional regulations to further implement the provisions of the Title III of the USA Patriot Act. Although the Company is unable to predict when and in what form these regulations will be adopted, it is not anticipated that the cost of compliance will have a material impact on the Company's consolidated financial statements.

ADDITIONAL FINANCIAL INFORMATION
--------------------------------

Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
------------------------------------------------------------------------------
                                   2001***                    2000                       1999****
                        -------------------------  -------------------------   ------------------------
                        Average           Average  Average           Average   Average          Average
                        Balance  Interest   Rate   Balance  Interest   Rate    Balance  Interest  Rate
                        -------------------------  -------------------------   ------------------------

Assets
------
Interest-Bearing
 Deposits in Banks
 (Primarily Foreign)    $ 6,105   $  252   4.13%   $ 5,385   $  273    5.07%   $ 5,500   $  247    4.49%
Federal Funds Sold
  and Securities
  Purchased Under
  Resale Agreements       4,260      159   3.72      4,468      277    6.20      4,236      205    4.83
Loans
 Domestic Offices
  Other Consumer          3,708      300   8.09      3,527      305    8.65      3,292      270    8.21
  Commercial             17,194      957   5.56     15,815    1,125    7.11     16,415    1,148    6.99
 Foreign Offices         17,868    1,016   5.68     19,920    1,482    7.44     19,174    1,219    6.36
                        --------  ------           --------  ------            --------  ------
 Total Loans             38,770    2,273*  5.86     39,262    2,912*   7.41     38,881    2,637*   6.78
                        --------  ------           --------  ------            --------  ------
Securities
 U.S. Government
  Obligations             3,939      238   6.04      3,326      210    6.33      3,373      202    5.98
 Obligations of
  States and Political
  Subdivisions              654       49   7.48        621       50    8.06        588       46    7.86
 Other Securities,
  Domestic Offices        4,785      269   5.62      1,929      114    5.91      1,559       72    4.63
  Foreign Offices           744       39   5.29        976       64    6.61        574       29    5.10
                        --------  ------           --------  ------            --------  ------
   Total Other
   Securities             5,529      308   5.58      2,905      178    6.15      2,133      101    4.75
                        --------  ------           --------  ------            --------  ------
Trading Securities
  Domestic Offices          633       30   4.81        516       32    6.17        323       13    3.98
  Foreign Offices         7,804      371   4.76      8,396      499    5.94      1,128       66    5.79
                        --------  ------           --------  ------            --------  ------
   Total Trading
    Securities            8,437      401   4.76      8,912      531    5.95      1,451       79    5.38
                        --------  ------           --------  ------            --------  ------
 Total Securities        18,559      996   5.37     15,764      969    6.15      7,545      428    5.67
                        --------  ------           --------  ------            --------  ------
Total Interest-Earning
 Assets                  67,694   $3,680   5.44%    64,879   $4,431    6.83%    56,162   $3,517    6.26%
                                  ======                     ======                      ======
Allowance for Credit
  Losses                   (612)                      (608)                       (613)
Cash and Due from
  Banks                   3,289                      3,181                       3,174
Other Assets             11,329                      9,789                       8,054
                        --------                   --------                    --------
Total Assets             81,700                     77,241                      66,777
Normalization Impact     (3,915)                         -                      (1,976)
                        --------                   --------                    --------
Normalized Assets       $77,785                    $77,241                     $64,801
                        ========                   ========                    ========
Assets Attributable
to Foreign Offices **     42.83%                     47.41%                      41.39%
                          =====                      =====                       =====


 Taxable equivalent adjustments were $60 million in 2001, $54 million in 2000, and $44 million in 1999 and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

*Includes fees of $117 million in 2001, $115 million in 2000, and $130 million in 1999.
 Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.

**Includes Cayman Islands branch office.

***2001 reported average balances include the impact of the World Trade Center disaster estimated to be $3.9 billion affecting loans and short-term deposits.

****1999 reported average balances include BNY Financial Corp. estimated to be $2 billion affecting loans and short-term deposits.



Average Balances and Rates on a Taxable Equivalent Basis (dollars in millions)
------------------------------------------------------------------------------

                                         2001                         2000                        1999
                              ---------------------------  --------------------------  -------------------------
                              Average             Average  Average            Average  Average           Average
                              Balance   Interest    Rate   Balance   Interest   Rate   Balance  Interest   Rate
                              ---------------------------  --------------------------  -------------------------

Liabilities and
Shareholders' Equity
--------------------
Interest-Bearing Deposits
  Domestic Offices
   Money Market Rate
    Accounts                  $ 6,750    $  199     2.95% $ 5,827     $  290    4.98%  $ 5,142    $  221   4.30%
   Savings                      7,632       156     2.05    7,599        197    2.59     7,757       177   2.28
   Certificates of
    Deposit of $100,000
    or More                       446        21     4.79      448         26    5.80       526        26   5.03
   Other Time Deposits          1,884        79     4.18    1,998        101    5.07     2,238        99   4.42
                              -------    ------           -------     ------           -------    ------
   Total Domestic Offices      16,712       455     2.73   15,872        614    3.87    15,663       523   3.34
                              -------    ------           -------     ------           -------    ------
  Foreign Offices
   Banks in Foreign Countries   8,303       244     2.93    6,894        324    4.71     6,402       264   4.12
   Government and
    Official Institutions       1,103        39     3.58      621         38    6.09     1,178        55   4.67
   Other Time and Saving       18,516       668     3.60   20,091      1,035    5.15    12,613       521   4.13
                              -------    ------           -------     ------           -------    ------
   Total Foreign Offices       27,922       951     3.40   27,606      1,397    5.06    20,193       840   4.16
                              -------    ------           -------     ------           -------    ------
   Total Interest-
    Bearing Deposits           44,634     1,406     3.15   43,478      2,011    4.63    35,856     1,363   3.80
                              -------    ------           -------     ------           -------    ------
Federal Funds Purchased
 and Securities Sold
 Under Repurchase
 Agreements                     3,183       103     3.24    2,673        153    5.73     2,940       131   4.45
 Other Borrowed Funds           2,204       153     6.97    2,099        139    6.62     2,362       126   5.36
Long-Term Debt                  4,609       277     6.00    4,384        317    7.23     3,793       264   6.96
                              -------    ------           -------     ------           -------    ------
      Total Interest-Bearing
        Liabilities            54,630     1,939     3.55%  52,634      2,620    4.98%   44,951     1,884   4.19%
                                         ------                       ------                      ------
Noninterest-Bearing Deposits
  (Primarily Domestic)         11,644                      11,277                       10,708
Other Liabilities               9,201                       7,850                        6,004
Preferred Stock                     1                           1                            1
Common Shareholders' Equity     6,224                       5,479                        5,113
                              -------                     -------                      -------
Total Liabilities
  and Shareholders' Equity     81,700                      77,241                       66,777
                                         -------                      ------                      ------
Net Interest Earnings and
     Interest Rate Spread                $1,741     1.89%             $1,811    1.85%             $1,633   2.07%
                                                    =====             ======    =====                      =====
Net Yield on
Interest-Earning Assets                             2.57%                       2.79%                      2.91%
                                                    =====                       =====                      =====
Normalization Impact          (3,915)        45                 -                       (1,976)      (55)
                              -------    -------          -------                      -------    -------
Normalized Total Liabilities
 and Shareholders' Equity     $77,785                     $77,241                      $64,801
                              =======                     =======                      =======
Normalized Net Interest Earnings
 and Interest Rate Spread                $1,786     2.00%                                         $1,578   2.01%
                                         ======     =====                                         ======   =====
Normalized Net Yield on
 Interest-Earning Assets                            2.74%                                                  2.88%
                                                    =====                                                  =====
Liabilities Attributable
     to Foreign Offices         36.67%                      38.37%                      35.77%
                                ======                      ======                      ======

Rate/Volume Analysis on a Taxable Equivalent Basis (in millions)
----------------------------------------------------------------

                                               2001 vs. 2000                             2000 vs. 1999
                                  -------------------------------------      ----------------------------------

                                    Increase (Decrease)                      Increase (Decrease)
                                     due to change in:                        due to change in:
                                  ---------------------                      -------------------
                                                               Total                                   Total
                                  Average       Average       Increase       Average     Average      Increase
                                  Balance        Rate        (Decrease)      Balance      Rate       (Decrease)
                                  -------       -------      ----------      -------     -------     ----------
Interest Income
---------------
Interest-Bearing Deposits
 in Banks                           $ 34          $(55)          $(21)          $ (5)      $ 31         $ 26
Federal Funds Sold and Securities
 Purchased Under Resale Agreements   (12)         (106)          (118)            12         60           72
Loans
  Domestic Offices
    Other Consumer                    15           (20)            (5)            20         15           35
    Commercial                        91          (259)          (168)           (41)        18          (23)
  Foreign Offices                   (142)         (324)          (466)            50        213          263
                                    -----        ------         ------          -----      -----        -----
    Total Loans                      (36)         (603)          (639)            29        246          275
Securities
 U.S. Government Obligations          38           (10)            28             (3)        11            8
 Obligations of States and
  Political Subdivisions               3            (4)            (1)             3          1            4
 Other Securities
  Domestic Offices                   161            (6)           155             19         23           42
  Foreign Offices                    (14)          (11)           (25)            25         10           35
                                    -----        ------         ------          -----      -----        -----
    Total Other Securities           147           (17)           130             44         33           77
                                    -----        ------         ------          -----      -----        -----
 Trading Securities
  Domestic Offices                     6            (8)            (2)            10          9           19
  Foreign Offices                    (34)          (94)          (128)           431          2          433
                                    -----        ------         ------          -----      -----        -----
    Total Trading Securities         (28)         (102)          (130)           441         11          452
                                    -----        ------         ------          -----      -----        -----
    Total Securities                 160          (133)            27            485         56          541
                                    -----        ------         ------          -----      -----        -----
      Total Interest Income          146          (897)          (751)           521        393          914
                                    -----        ------         ------          -----      -----        -----
Interest Expense
----------------
Interest-Bearing Deposits
 Domestic Offices
  Money Market Rate Accounts          40          (131)           (91)            32         37           69
  Savings                              1           (42)           (41)            (4)        24           20
  Certificate of Deposits of
   $100,000 or More                    -            (5)            (5)            (4)         4            -
  Other Time Deposits                 (6)          (16)           (22)           (11)        13            2
                                    -----        ------         ------          -----      -----        -----
  Total Domestic Offices              35          (194)          (159)            13         78           91
                                    -----        ------         ------          -----      -----        -----
 Foreign Offices
  Banks in Foreign Countries          58          (138)           (80)            21         39           60
  Government and Official
   Institutions                       21           (20)             1            (31)        14          (17)
  Other Time and Savings             (76)         (291)          (367)           362        152          514
                                    -----        ------         ------          -----      -----        -----
  Total Foreign Offices                3          (449)          (446)           352        205          557
                                    -----        ------         ------          -----      -----        -----
  Total Interest-Bearing Deposits     38          (643)          (605)           365        283          648
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements               25           (75)           (50)           (13)        35           22
Other Borrowed Funds                   7             7             14            (15)        28           13
Long-Term Debt                        16           (56)           (40)            42         11           53
                                    -----        ------         ------          -----      -----        -----
      Total Interest Expense          86          (767)          (681)           379        357          736
                                    -----        ------         ------          -----      -----        -----
Change in Net Interest Income       $ 60         $(130)         $ (70)          $142       $ 36         $178
                                    =====        ======                         =====      =====
Normalization Impact                                               45                                     55
                                                                ------                                  -----
Normalized Change in
 Net Interest Income                                            $ (25)                                  $233
                                                                ======                                  =====

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

                               Normalized Data

Normalized earnings for 2001 reflect net income adjusted for the pre-tax loss of $242 million associated with the World Trade Center disaster, the related initial pre-tax insurance recovery of $175 million, a $190 million pre-tax special provision associated with the creation of an accelerated loan disposition program for exposures to 24 emerging telecommunications companies and related tax effects. These adjustments are shown in the table below.


                       THE BANK OF NEW YORK COMPANY, INC.
                       Consolidated Statements of Income
                    (In millions, except per share amounts)

                                              For the year ended
                                              December 31, 2001
                                  --------------------------------------------
                                   Reported  Normalized  Adjustments Comments
                                   --------  ----------  ----------- ---------

Net Interest Income                $1,681       $1,726     $ (45)    WTC Disaster
Provision for Credit Losses           375          185       190     Special Provision
                                   ------       ------     ------
Net Interest Income After
 Provision for Credit Losses        1,306        1,541      (235)

Noninterest Income
------------------

 Servicing Fees
     Securities                     1,750        1,764       (14)    WTC Disaster
     Global Payment Services          287          290        (3)    WTC Disaster
 Private Client Services and
   Asset Management Fees              308          309        (1)    WTC Disaster
 Service Charges and Fees             356          362        (6)    WTC Disaster
 Foreign Exchange and Other Trading   338          343        (5)    WTC Disaster
 Securities Gains                     154          154         -
 Other                                347          172       175     Insurance Recovery
                                   ------       ------     ------
     Total Noninterest Income       3,540        3,394       146

Noninterest Expense
-------------------

 Salaries and Employee Benefits     1,588        1,554        34     WTC Disaster
 Net Occupancy                        232          194        38     WTC Disaster
 Furniture and Equipment              178          123        55     WTC Disaster
 Other                                790          749        41     WTC Disaster
                                   ------       ------     ------
     Total Noninterest Expense      2,788        2,620       168
                                   ------       ------     ------
Income Before Income Taxes          2,058        2,315      (257)
Income Taxes                          715          823      (108)    Tax Effects
                                   ------       ------     ------
Net Income Available to
 Common Shareholders               $1,343       $1,492     $(149)
                                   ======       ======     ======
Per Common Share Data:
---------------------

  Basic Earnings                    $1.84        $2.04    $(0.20)
  Diluted Earnings                   1.81         2.01     (0.20)
  Cash Dividends Paid                0.72         0.72         -

Diluted Shares Outstanding            741          741         -


                               Normalized Data

Normalized earnings for 1999 reflect net income adjusted for the results of BNYFC, the $1,020 million gain on the sale of BNYFC, the related investment of proceeds, and repurchase of 25 million shares of Company common stock on a pro forma basis as of December 31, 1998; the $124 million liquidity charge related to the sale of loans; a provision normalization of $75 million; and related tax effects. These adjustments are shown in the table below.

                       THE BANK OF NEW YORK COMPANY, INC.
                       Consolidated Statements of Income
                    (In millions, except per share amounts)

                                              For the year ended
                                              December 31, 1999
                                  --------------------------------------------
                                   Reported  Normalized  Adjustments Comments
                                   --------  ----------  ----------- ---------

Net Interest Income                $1,589       $1,534     $  55     BNYFC
Provision for Credit Losses           135           60        75     Provision
                                   ------       ------     ------    Normalization
Net Interest Income After
 Provision for Credit Losses        1,454        1,474       (20)

Noninterest Income
------------------

 Servicing Fees
     Securities                     1,245        1,245         -
     Global Payment Services          274          274         -
 Private Client Services and
   Asset Management Fees              244          244         -
 Service Charges and Fees             338          292        46     BNYFC
 Foreign Exchange and Other Trading   189          189         -
 Securities Gains                     199          199         -
 Other                              1,004           89       915     BNYFC &
                                   ------       ------     ------    Liquidity Charge

     Total Noninterest Income       3,493        2,532       961

Noninterest Expense
-------------------

 Salaries and Employee Benefits     1,251        1,223        28     BNYFC
 Net Occupancy                        165          160         5     BNYFC
 Furniture and Equipment               96           95         1     BNYFC
 Other                                595          577        18     BNYFC
                                   ------       ------     ------
     Total Noninterest Expense      2,107        2,055        52
                                   ------       ------     ------
Income Before Income Taxes          2,840        1,951       889
Income Taxes                        1,101          708       393     Tax Effects
                                   ------       ------     ------
Net Income Available to
 Common Shareholders               $1,739       $1,243     $ 496
                                   ======       ======     ======
Per Common Share Data:
---------------------

  Basic Earnings                    $2.31        $1.69     $0.62
  Diluted Earnings                   2.27         1.66      0.61
  Cash Dividends Paid                0.58         0.58         -

Diluted Shares Outstanding            765          751        14


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

    The information presented with respect to market risk is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include adverse changes in market conditions, the timing of such changes and the actions that management could take in response to these changes as well as the additional factors discussed under "Forward Looking Statements".


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

Nonperforming Assets
--------------------

A summary of nonperforming assets is presented in the following table.


(in millions)                                        December 31,
                                ----------------------------------------------------
                                 2001        2000        1999        1998       1997
                                 ----        ----        ----        ----       ----
Nonaccrual
----------
  Domestic                       $156        $141        $ 83        $126       $159
  Foreign                          64          48          63          53         34
                                 ----        ----        ----        ----       ----
                                  220         189         146         179        193
Real Estate Acquired
in Satisfaction of Loans            2           4          12          14         15
------------------------         ----        ----        ----        ----       ----
                                 $222        $193        $158        $193       $208
                                 ====        ====        ====        ====       ====
Past Due 90 Days or More
and Still Accruing Interest
---------------------------
Domestic:
  Credit Card                    $  -        $  -        $  -        $  -       $  1
  Other Consumer                    3           3           3           3          2
  Commercial                       11          23          13          26         75
                                 ----        ----        ----        ----       ----
                                   14          26          16          29         78
Foreign:
  Banks                             -           -           3           -          -
                                 ----        ----        ----        ----       ----
                                 $ 14        $ 26        $ 19        $ 29       $ 78
                                 ====        ====        ====        ====       ====


                                                   2001      2000
                                                   ----      ----
Nonperforming Asset Ratio                           0.6%      0.5%
Allowance/Nonperforming Loans                     280.0     325.6
Allowance/Nonperforming Assets                    277.6     319.6

     During the first quarter of 2002 a sizable loan to a major retailer became nonperforming. Accordingly, the Company currently expects nonperforming assets at March 31, 2002 to increase in a range of approximately $45 million to $65 million.

Allowance for Credit Losses
---------------------------

The following table details changes in the Company's allowance for credit losses for the last five years.

(dollars in millions)                2001          2000          1999          1998          1997
                                     ----          ----          ----          ----          ----
Loans Outstanding, December 31,   $35,744       $36,261       $37,547       $38,386       $35,127
Average Loans Outstanding          38,770        39,262        38,881        38,340        36,577

Allowance for Loan Losses
-------------------------
Balance, January 1
    Domestic                        $ 491         $ 485         $ 498         $ 441         $ 670
    Foreign                            67            71            69            44            38
    Unallocated                        58            39            69           156           193
                                    ------        ------        ------        ------        ------
Total, January 1                      616           595           636           641           901
                                    ------        ------        ------        ------        ------
Allocations and Acquisitions (1)        -             -           (39)            4          (186)

Charge-Offs
  Domestic
    Commercial and Industrial        (356)          (88)         (104)          (34)          (89)
    Real Estate & Construction          -             -            (5)            -             -
    Consumer                          (15)           (9)           (8)          (10)          (13)
    Credit Card                         -             -             -             -          (298)
  Foreign                             (17)           (3)          (37)           (7)           (3)
                                    ------        ------        ------        ------        ------
     Total                           (388)         (100)         (154)          (51)         (403)
                                    ------        ------        ------        ------        ------
Recoveries
  Domestic
    Commercial and Industrial           5            11            10             7             9
    Real Estate & Construction          -             1             2             7             3
    Consumer                            3             3             4             5             8
    Credit Card                         -             -             -             -            23

  Foreign                               5             1             1             3             6
                                    ------        ------        ------        ------        ------
     Total                             13            16            17            22            49
Net Charge-Offs                      (375)          (84)         (137)          (29)         (354)
                                    ------        ------        ------        ------        ------

Provision                             375           105           135            20           280

Balance, December 31,
  Domestic                            508           491           485           498           441
  Foreign                              43            67            71            69            44
  Unallocated                          65            58            39            69           156
                                    ------        ------        ------        ------        ------
     Total, December 31,            $ 616         $ 616         $ 595         $ 636         $ 641
                                    ======        ======        ======        ======        ======
Ratios
------
Net Charge-Offs to Average Loans
 Outstandings                        0.97%         0.21%         0.35%         0.08%         0.97%
                                    ======        ======        ======        ======        ======
Net Charge-Offs to Total Allowance  60.88%        13.64%        23.03%         4.56%        55.23%
                                    ======        ======        ======        ======        ======
Total Allowance to Year-End Loans
 Outstanding                         1.72%         1.70%         1.58%         1.66%         1.82%
                                     =====         =====         =====         =====         =====

(1)  In 1999, $39 million was allocated to BNYFC loans sold. In 1997, $186 million of the allowance was allocated to credit card loans sold in 1997.


     At December 31, 2001, the Company's emerging markets exposures consisted of $100 million in medium-term loans, $1,475 million in short-term loans, primarily trade related, and $216 million in investments. In addition, the Company has $129 million of debt securities of emerging market countries, including $117 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Emerging market countries where the Company has exposure include Argentina, Brazil, Bulgaria, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, Honduras, Indonesia, Iraq, Jamaica, Malaysia, Mexico, Morocco, Panama, Peru, Philippines, Russia, Thailand, Uruguay, Venezuela, and Vietnam.

Securities
----------

The following table shows the maturity distribution by carrying amount and yield
(not on a taxable equivalent basis) of the Company's securities portfolio at
December 31, 2001.
                                                                                          Mortgage/
                                          U.S.            States and      Other Bonds,    Asset-Backed
                          U.S.            Government      Political       Notes and       and Equity
                          Government      Agency          Subdivisions    Debentures      Securities
                          -------------   -------------   -------------   -------------   -------------
(dollars in millions)     Amount  Yield*  Amount  Yield*  Amount  Yield*  Amount  Yield*  Amount  Yield*   Total
                          ------  -----   ------  -----   ------  -----   ------  -----   ------  -----    -----
Securities Held-
----------------
 to-Maturity
------------
One Year or Less             $ -     -%      $ -      -%     $ -      -%   $ 10    3.55%   $    -     -%  $   10
Over 1 through 5 Years         -     -         -      -        -      -       -       -         -     -        -
Over 5 through 10 Years        -     -         -      -        -      -       -       -         -     -        -
Over 10 years                  -     -         -      -        -      -     117    6.32         -     -      117
Mortgage-Backed Securities     -     -         -      -        -      -       -       -     1,084  5.85    1,084
                             ---             ---             ---           ----            ------         ------
                             $ -     -%      $ -      -%     $ -      -%   $127    6.10%   $1,084  5.85   $1,211
                             ===             ===             ===           ====            ======         ======
Securities Available-
---------------------
 for-Sale
---------
One Year or Less            $395  5.86%     $  -      -%    $164   3.40% $2,066    3.33%   $    -     -% $ 2,625
Over 1 through 5 Years       421  5.11       483   6.48      124   5.03     220    4.92         -     -    1,248
Over 5 through 10 Years        -     -       200   6.02       99   5.43      52    6.37         -     -      351
Over 10 years                  -     -         -      -      150   5.55     579    4.16         -     -      729
Mortgage-Backed Securities     -     -         -      -        -      -       -       -     2,956  6.00    2,956
Asset-Backed Securities        -     -         -      -        -      -       -       -     2,721  5.79    2,721
Equity Securities              -     -         -      -        -      -       -       -     1,021  2.78    1,021
                            ----            ----            ----         ------            ------        -------
                            $816  5.47%     $683   6.35%    $537   4.75% $2,917    3.67%   $6,698  5.42% $11,651
                            ====            ====            ====         ======            ======        =======

*Yields are based upon the amortized cost of securities.

Loans
-----
The following table shows the maturity structure of the Company's commercial loan portfolio at December 31, 2001.

                                                                 Over 1 Year
                                                      1 Year     Through       Over
(in millions)                                         or Less    5 Years       5 Years     Total
                                                      -------    -----------   -------    ------
Domestic
--------
Real Estate, Excluding Loans Collateralized
 by 1-4 Family Residential Properties                $   496        $  990      $1,449   $ 2,935
Commercial and Industrial Loans                        3,318         6,546       1,785    11,649
Other, Excluding Loans to Individuals and those
 Collateralized by 1-4 Family Residential Properties   5,696           767          72     6,535
                                                     -------        ------      ------   -------
                                                       9,510         8,303       3,306    21,119
Foreign                                                3,112         1,304         379     4,795
-------
                                                     -------        ------      ------   -------
   Total                                             $12,622        $9,607      $3,685   $25,914
                                                     =======        ======      ======   =======
Loans with:
  Predetermined Interest Rates                       $ 3,680        $1,125      $1,299   $ 6,104
  Floating Interest Rates                              8,942         8,482       2,386    19,810
                                                     -------        ------      ------   -------
   Total                                             $12,622        $9,607      $3,685   $25,914
                                                     =======        ======      ======   =======

Deposits
--------
     The aggregate amount of deposits by foreign customers in domestic offices was $6.2 billion, $5.2 billion, and $7.1 billion at December 31, 2001, 2000, and 1999.
     The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 2001.

                                                             Other
                                        Certificates         Time
(in millions)                           of Deposits          Deposits          Total
                                        --------------------------------------------

3 Months or Less                               $328           $3,650          $3,978
Over 3 Through 6 Months                         110                -             110
Over 6 Through 12 Months                         54                -              54
Over 12 Months                                  150               34             184
                                               ----           ------          ------
     Total                                     $642           $3,684          $4,326
                                               ====           ======          ======

     The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds
--------------------
Information related to other borrowed funds in 2001, 2000, and 1999 is presented in the table below.

                                                2001                   2000                   1999
                                          --------------------------------------------------------------
(dollars in millions)                              Average                Average                Average
                                          Amount     Rate       Amount      Rate       Amount      Rate
                                          ------   -------      ------    -------      ------   --------
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements
  At December 31                          $1,756     0.86%      $1,108      4.12%      $1,318      2.46%
  Average During Year                      3,183**   3.24**      2,673      5.73        2,940      4.45
  Maximum Month-End Balance During Year    5,719     2.38        3,698      6.45        3,639      2.58

Other*
  At December 31                          $2,363     2.60%      $1,687      5.14%      $1,472      4.28%
  Average During Year                      2,204**   8.42**      2,099      6.62        2,362      5.36
  Maximum Month-End Balance During Year    3,126     2.53        2,385      5.02        3,476      4.70

*Other borrowings consist primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.

**Reported. On a normalized basis, average Federal Funds Purchased and Securities Sold Under Repurchase Agreement was $2,590 million and the average rate was 3.63%. On a normalized basis, average Other Borrowings was $1,960 million and the average rate was 4.55%.


Foreign Assets
--------------
     Foreign assets are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government's regulations. In addition, the Company's foreign assets may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. At December 31, 2001, the Company had cross border exposure of more than 1% of its total assets in Germany, totaling $3.1 billion, in France, totaling $2.1 billion, and in the United Kingdom, totaling $1.9 billion. Assets in Germany consisted of $2.6 billion attributable to banks and other financial institutions, $154 million attributable to public sector entities, and $426 million attributable to commercial, industrial and other companies. Assets in France consisted of $1.6 billion attributable to banks and other financial institutions, and $509 million attributable to commercial, industrial and other companies. Assets in United Kingdom consisted of $1.2 billion attributable to banks and other financial institutions and $628 million attributable to commercial, industrial and other companies. At December 31, 2001, the Company had cross border exposure of more than .75% but less than 1% of its total assets in Netherlands and Italy aggregating $1.5 billion.


EXECUTIVE OFFICERS OF THE REGISTRANT AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
------------------------------------------------------------------------------------------

                                                                                   Company
                                                                                   Officer
Name                           Office and Experience                          Age   Since
----                           ---------------------                          ---  -------
Thomas A. Renyi     1998-2002  Chairman and Chief Executive Officer           56    1992
                               of the Company and the Bank
                    1997-1998  President and Chief Executive Officer of
                               the Company and the Bank

Alan R. Griffith    1997-2002  Vice Chairman of the Company and the Bank      60    1990

Gerald L. Hassell   1998-2002  President of the Company and the Bank          50    1998
                    1998-1998  Senior Executive Vice President of the Company
                    1997-1998  Chief Commercial Banking Officer and
                               Senior Executive Vice President of the Bank

Bruce W. Van Saun   1998-2002  Senior Executive Vice President of the         44    1998
                               Company and Chief Financial Officer of the
                               Company and the Bank
                    1997-1998  Executive Vice President and Chief Financial
                               Officer of the Bank

Robert J. Mueller   2000-2002  Senior Executive Vice President of the         60    2000
                               Company and the Bank
                    1998-2000  Senior Executive Vice President -
                               Asset Based Lending Sector of the Bank
                    1997-1998  Senior Executive Vice President and
                               Chief Credit Policy Officer of the Bank

J. Michael Shepherd 2001-2002  Executive Vice President, General Counsel and  46    2001
                               Secretary of the Company and Executive Vice
                               President and General Counsel of the Bank
                    1997-2001  Partner, Brobeck, Phleger and Harrison, LLP

Thomas J. Mastro    1999-2002  Comptroller of the Company and the Bank        52    1999
                    1998-1999  Senior Vice President of the Bank
                    1997-1998  Vice President of the Bank

Kevin C. Piccoli    2001-2002  Auditor of the Company, Senior Vice            45    2001
                               President and Chief Auditor of the Bank
                    1999-2001  Managing Director and Chief Financial Officer,
                               Cantor Fitzgerald LP
                    1997-1999  Senior Vice President and Chief Financial Officer,
                               Grunwick Capital Holdings, Inc.

There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

ITEM 2.  PROPERTIES
-------------------
     At December 31, 2001 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey and Connecticut; Harrison, New York; Newark, Delaware; Brussels, Belgium; London, England; Orlando, Florida; Syracuse, New York; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations. See "World Trade Center Disaster" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report for a discussion of the impact of the World Trade Center disaster on the Company's properties.

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

     On August 31, 2001, defendants moved to dismiss the two actions filed in the United States District Court for the Southern District of New York. On November 27, 2001, the federal district court granted defendants' motion and dismissed the two actions. On December 19, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. The Court of Appeals has not yet set a briefing or argument schedule.

     On February 1, 2002, counsel for plaintiffs in the two federal court actions filed a shareholder derivative action in New York Supreme Court, New York County that made allegations substantially similar to the two federal court actions that were dismissed. The Company and BNY requested that the New York State Supreme Court issue and order consolidating the new state court shareholder derivative action with the two shareholder derivative actions previously filed. Plaintiffs in the new shareholder derivative action have opposed consolidation.

     The two previously filed state court derivative actions, which do not include any allegations of personal misconduct, are still pending. The parties are currently undertaking court-appointed mediation.

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended twice, alleges that the Company and BNY and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals and participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On March 21, 2001, the court dismissed the second amended complaint without leave to replead. On January 14, 2002, the United States Court of Appeals for the Second Circuit vacated the dismissal of the Second Amended Complaint because it disagreed with one ground of the district court's dismissal, and remanded the case to the lower court to consider alternate bases for dismissal. The Company and BNY believe that the allegations made in this action are without merit, and intend to defend the action vigorously.

     On October 24, 2000, three alleged shareholders of Inkombank filed an action in the Supreme Court, New York County against the Company, BNY and Inkombank. The complaint alleges that the defendants fraudulently induced the plaintiffs to refrain from redeeming their alleged $40 million investment in Inkombank. The complaint asserts a single cause of action for fraud, seeking $40 million plus 12% interest from January 1994, punitive damages, costs, interest and attorney fees. On January 8, 2001, the Company and BNY moved to dismiss the complaint as against them. On January 10, 2002, the Court denied that motion. On January 25, 2002, the Company and BNY filed their answer to plaintiffs' complaint. On February 14, 2002, the Company and BNY filed a motion asking the court for leave to reargue their motion to dismiss the complaint. The Company and BNY believe that the allegations of the complaint are without merit and intend to defend the action vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 2001.

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     Information with respect to the market for the Company's common equity and related stockholder matters is incorporated herein by reference from the "Quarterly Data" section included in Exhibit 13. The Company's securities that are listed on the New York Stock Exchange (NYSE), are indicated as such on the front cover of this report. The NYSE symbol for the Company's Common Stock is BK. All of the Company's other securities are not currently listed. The Company had 28,313 common shareholders of record at February 28, 2002.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     Reported selected financial data are incorporated herein by reference from the corresponding section included in Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------
     Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference from the corresponding section of Exhibit 13.

FORWARD LOOKING STATEMENTS

The information presented with respect to, among other things, earnings outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, the Company's plans, objectives and strategies reallocating assets and moving into fee-based businesses, and future loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate", "forecast", "project", "anticipate", "expect", "intend", "believe", "plan", "goal", "should", "may", "strategy", and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

     Forward looking statements, including the Company's discussions and projections of future results of operations and discussions of future plans contained in Management's Discussion and Analysis and elsewhere in this Form 10-K, are based on management's current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including disruptions in general economic activity, the economic and other effects of the WTC disaster and the subsequent U.S. military action, lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, the ability to satisfy customer requirements, investor sentiment, variations in management projections, methodologies used by management to evaluate risk or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals, changes in customer credit quality, future changes in interest rates, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company's products and services and future global political, economic, business, market, competitive and regulatory conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

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

     See page 15 "Market Risk Management".

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

PART III
--------
     The material responsive to Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement for its 2002 Annual Meeting, except for information as to Executive Officers set forth in Part I,
Item 1.

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

(a) 3.  Listing of Exhibits:

     A list of the exhibits filed or incorporated by reference appears following page 27 of this report, which information is incorporated by reference.


(b) Reports on Form 8-K:

     October 18, 2001: Unaudited interim financial information and accompanying discussion for the third quarter of 2001.

     January 17, 2002: Unaudited interim financial information and accompanying discussion for the fourth quarter of 2001.

     January 28, 2002: Projections and earnings estimates presented to the financial analysts on January 28, 2002.

     March 26, 2002: 6.375% Senior Subordinated Notes due 2012 with four exhibits: underwriting agreement, dated March 15, 2002; the Form of Note; an Officers' Certificate pursuant to Section 301 of the Indenture; and the opinion as to the legality of the Notes.

(c) Exhibits:

     Submitted as a separate section of this report.

(d) Financial Statements Schedules:

     None

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in New York, New York, on the 12th day of March, 2002.

                                  THE BANK OF NEW YORK COMPANY, INC.


                             By:  \s\ Thomas J. Mastro
                                  -------------------------------------

                                  (Thomas J. Mastro,
                                   Comptroller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2002.

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


\s\ Richard J. Kogan                          Director
------------------------------------
(Richard J. Kogan)


\s\ John A. Luke, Jr.                         Director
------------------------------------
(John A. Luke, Jr.)


\s\ John C. Malone                            Director
------------------------------------
(John C. Malone)


\s\ Donald L. Miller                          Director
------------------------------------
(Donald L. Miller)


\s\ Paul Myners                               Director
------------------------------------
(Paul Myners)


\s\ Catherine A. Rein                         Director
------------------------------------
(Catherine A. Rein)


\s\ William C. Richardson                     Director
------------------------------------
(William C. Richardson)


\s\ Brian L. Roberts                          Director
------------------------------------
(Brian L. Roberts)

INDEX TO EXHIBITS

Exhibit No.
----------

3 (a) The By-Laws of The Bank of New York Company, Inc. as amended through November 14, 2000 incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

*10(a) Trust Agreement dated November 16, 1993 related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(b) Amendment Number 1 dated May 13, 1994 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.

  *(c) Amendment Number 2 dated April 11, 1995 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.

  *(d) Amendment dated October 11, 1994 to Trust Agreement dated November 16, 1993, related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(e) Amendment Number 4 dated January 31, 1996 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.

  *(f) Amendment Number 5 dated January 14, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(g) Amendment Number 6 dated January 31, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(h) Amendment Number 7 dated May 9, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.

  *(i) Amendment Number 8 dated July 8, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements.

  *(j) Amendment Number 9 dated October 1, 1997 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(k) Amendment Number 10 dated September 11, 1998 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements, Incorporated by reference to Exhibit 10(oo) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  *(l) Amendment Number 11 dated December 23, 1999 to the Trust Agreement dated November 16, 1993 related to executive compensation, incorporated by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  *(m) Amendment Number 12 dated July 11, 2000 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements, incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(n) Amendment Number 13 dated January 22, 2001 to the Trust Agreement dated November 16, 1993 related to executive compensation agreements incorporated by reference to Exhibit 10(jjj) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  *(o) Consulting Agreement dated November 5, 1997, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(p) Compensation Agreement dated April 17, 1997, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(q) 1984 Stock Option Plan of The Bank of New York Company, Inc. as amended through February 23, 1988, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

  *(r) Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(s) The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

  *(t) Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan, incorporated by reference to
Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(u) Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995, incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  *(v) The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(w) Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual report on Form 10-K for the year ended December 31, 1994.

  *(x) Amendment dated November 14, 1995 to The Bank of New Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company's Annual report on Form 10-K for the year ended December 31, 1995.

  *(y) Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  *(z) 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(aa) Amendment dated January 12, 1999 to the 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc, incorporated by reference to exhibit 10(r) to the Company's annual report on Form 10-K for the year ended December 31, 1998.

  *(bb) 1988 Long-Term Incentive Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(cc) Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(dd) The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(ee) Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(ff) Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to
Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(gg) Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(hh) Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(ii) Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  *(jj) Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(kk) The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  *(ll) Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(mm) The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  *(nn) Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(k) to the Company's Annual Report On Form 10-K for the year ended December 31, 1993.

  *(oo) Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to
Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(pp) Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(qq) Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to
Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(rr) Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(ss) Consulting Agreement dated June 18, 1999, incorporated by reference to
Exhibit 10(nn) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  *(tt) Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company, incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(uu) Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  *(vv) Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  *(ww) Amendment dated February 11, 1997 to the Directors' Deferred Compensation Plan for The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  *(xx) Amendment to Deferred Compensation Plan for Non-Employee Directors Of The Bank of New York Company, Inc, incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(yy) Enhanced Severance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  *(zz) Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  *(aaa) Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

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

  *(eee) Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan incorporated by reference to
Exhibit 10(ggg) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  *(fff) Employee Severance Agreement dated January 22, 2001 for an executive officer of the Company incorporated by reference to Exhibit 10(hhh) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  *(ggg) Description of Remuneration Agreement dated December 13, 2000 between the Company and an executive office of the Company incorporated by reference to Exhibit 10(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

12      Statement - Re: Computation of Earnings to Fixed Charges Ratios

13      Portions of the 2001 Annual Report to Shareholders

21      Subsidiaries of the Registrant

23.1    Consent of Ernst & Young LLP

* Constitutes a Management Contract or Compensatory Plan or Arrangement