Form 10-Q
period 2002-03-31
BANK OF NEW YORK CO INC
filed 2002-05-14
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 727,922,515 shares as of April 30, 2002.

                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS



PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 2002 and December 31, 2001                      3

          Consolidated Statements of Income
          For the Three Months Ended March 31, 2002 and 2001        4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Three
          Months Ended March 31, 2002                               5

          Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 2002 and 2001        6

          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       12

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          18

PART 2.  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                         31

Item 6.  Exhibits and Reports on Form 8-K                          33

SIGNATURE                                                          34

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                      THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                            March 31,        December 31,
                                                              2002                2001
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 3,788             $ 3,222
Interest-Bearing Deposits in Banks                           4,532               6,619
Securities:
  Held-to-Maturity (Fair value of $1,200 in 2002
   and $1,178 in 2001)                                       1,233               1,211
  Available-for-Sale                                        12,437              11,651
                                                           -------             -------
    Total Securities                                        13,670              12,862
Trading Assets at Fair Value                                 8,357               8,270
Federal Funds Sold and Securities Purchased Under Resale
 Agreements                                                  2,026               4,795
Loans (less allowance for credit losses of $616 in 2002
 and in 2001)                                               34,817              35,131
Premises and Equipment                                       1,053                 992
Due from Customers on Acceptances                              602                 313
Accrued Interest Receivable                                    256                 236
Goodwill                                                     2,198               2,065
Intangible Assets                                               50                  19
Other Assets                                                 5,430               6,501
                                                           -------             -------
     Total Assets                                          $76,779             $81,025
                                                           =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $11,404             $12,635
 Interest-Bearing
   Domestic Offices                                         18,134              16,553
   Foreign Offices                                          24,137              26,523
                                                           -------             -------
     Total Deposits                                         53,675              55,711
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                            1,687               1,756
Trading Liabilities                                          2,002               2,264
Other Borrowed Funds                                         1,577               2,363
Acceptances Outstanding                                        604                 358
Accrued Taxes and Other Expenses                             3,840               3,766
Accrued Interest Payable                                        71                  92
Other Liabilities                                            1,698               3,422
Long-Term Debt                                               5,271               4,976
                                                           -------             -------
     Total Liabilities                                      70,425              74,708
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 3,500 shares
  in 2002 and 2001                                               -                   -
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  992,958,016 shares in 2002 and
  990,773,101 shares in 2001                                 7,447               7,431
 Additional Capital                                            784                 741
 Retained Earnings                                           4,608               4,383
 Accumulated Other Comprehensive Income                          6                  80
                                                           -------             -------
                                                            12,845              12,635
 Less: Treasury Stock (264,110,599 shares in 2002
        and 260,449,527 shares in 2001), at cost             6,485               6,312
       Loan to ESOP (823,810 shares in 2002
        and 2001), at cost                                       6                   6
                                                           -------             -------
     Total Shareholders' Equity                              6,354               6,317
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $76,779             $81,025
                                                           =======             =======

----------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.

                         THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                       (In millions, except per share amounts)
                                    (Unaudited)

                                                                For the three
                                                                months ended
                                                                  March 31,

                                                              2002        2001
                                                              ----        ----
Interest Income
---------------
Loans                                                       $  383      $  676
Securities
  Taxable                                                      141          78
  Exempt from Federal Income Taxes                              16          17
                                                            ------      ------
                                                               157          95
Deposits in Banks                                               35          70
Federal Funds Sold and Securities Purchased
 Under Resale Agreements                                        14          51
Trading Assets                                                  73         141
                                                            ------      ------
    Total Interest Income                                      662       1,033
                                                            ------      ------
Interest Expense
----------------
Deposits                                                       161         463
Federal Funds Purchased and Securities Sold
 Under Repurchase Agreements                                     8          32
Other Borrowed Funds                                            28          31
Long-Term Debt                                                  53          80
                                                            ------      ------
    Total Interest Expense                                     250         606
                                                            ------      ------
Net Interest Income                                            412         427
-------------------
Provision for Credit Losses                                     35          30
                                                            ------      ------
Net Interest Income After Provision for
 Credit Losses                                                 377         397
                                                            ------      ------
Noninterest Income
------------------
Servicing Fees
 Securities                                                    448         458
 Global Payment Services                                        73          69
                                                            ------      ------
                                                               521         527
Private Client Services and
 Asset Management Fees                                          81          79
Service Charges and Fees                                        83          90
Foreign Exchange and Other Trading Activities                   63          83
Securities Gains                                                31          45
Other                                                           31          34
                                                            ------      ------
    Total Noninterest Income                                   810         858
                                                            ------      ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 384         394
Net Occupancy                                                   49          50
Furniture and Equipment                                         34          30
Other                                                          174         179
                                                            ------      ------
    Total Noninterest Expense                                  641         653
                                                            ------      ------
Income Before Income Taxes                                     546         602
Income Taxes                                                   184         218
                                                            ------      ------
Net Income                                                  $  362      $  384
----------                                                  ======      ======
Per Common Share Data:
----------------------
   Basic Earnings                                            $0.50       $0.53
   Diluted Earnings                                           0.50        0.52
   Cash Dividends Paid                                        0.19        0.18
Diluted Shares Outstanding                                     730         743

----------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements




                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                       For the three months ended March 31, 2002
                                 (In millions)
                                  (Unaudited)

Common Stock
Balance, January 1                                                        $ 7,431
  Issuances in Connection with Employee Benefit Plans                          16
                                                                          -------

Balance, March 31                                                           7,447
                                                                          -------

Additional Capital
Balance, January 1                                                            741
  Issuances in Connection with Employee Benefit Plans                          43
                                                                          -------

Balance, March 31                                                             784
                                                                          -------

Retained Earnings
Balance, January 1                                                          4,383
  Net Income                                                       $ 362      362
  Cash Dividends on Common Stock                                             (137)
                                                                          -------

Balance, March 31                                                           4,608
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        114
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(30) Million                                (52)     (52)
      Reclassification Adjustment, Net of Taxes of $(9) Million      (13)     (13)
                                                                          -------

    Balance, March 31                                                          49
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (46)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(3) Million                                  (7)      (7)
                                                                          -------

    Balance, March 31                                                         (53)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                         12
      Net Unrealized Derivative Gains on Cash Flow Hedges,
       Net of Taxes of $(1) Million                                   (2)      (2)
                                                                   ------ -------

    Balance, March 31                                                          10
                                                                          -------

Total Comprehensive Income                                         $ 288
                                                                   ======
Less Treasury Stock
Balance, January 1                                                          6,312
  Issued                                                                      (33)
  Acquired                                                                    206
                                                                          -------

Balance, March 31                                                           6,485
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              6
                                                                          -------

Balance, March 31                                                               6
                                                                          -------

Total Shareholders' Equity, March 31                                      $ 6,354
                                                                          =======


------------------------------------------------------------------------------------
Comprehensive Income for the three months ended March 31, 2002 and 2001 was
$288 million and $307 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)


                                                         For the three months
                                                            Ended March 31,

                                                             2002       2001
                                                             ----       ----
Operating Activities
Net Income                                                 $  362     $  384
Adjustments to Determine Net Cash attributable to
 Operating Activities:
  Provision for Losses on Credit and Other Real Estate         35         32
  Depreciation and Amortization                                52         64
  Deferred Income Taxes                                       122        128
  Securities Gains                                            (31)       (45)
  Change in Trading Activities                               (435)       190
  Change in Accruals and Other, Net                          (674)       652
                                                           ------     ------
Net Cash (Used) Provided by Operating Activities             (569)     1,405
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                2,070      1,654
Purchases of Securities Held-to-Maturity                      (50)         -
Maturities of Securities Held-to-Maturity                      27          -
Purchases of Securities Available-for-Sale                 (5,050)      (903)
Sales of Securities Available-for-Sale                      2,474        836
Maturities of Securities Available-for-Sale                 1,665        381
Net Principal Disbursed on Loans to Customers                 (45)      (814)
Sales of Loans and Other Real Estate                          129        187
Change in Federal Funds Sold and Securities
 Purchased Under Resale Agreements                          2,769      2,328
Purchases of Premises and Equipment                           (92)       (29)
Acquisitions, Net of Cash Acquired                           (212)      (240)
Proceeds from the Sale of Premises and Equipment                -          2
Other, Net                                                     45        (72)
                                                           ------     ------
Net Cash Provided by Investing Activities                   3,730      3,330
                                                           ------     ------
Financing Activities
Change in Deposits                                         (1,860)    (4,987)
Change in Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                             (69)       (28)
Change in Other Borrowed Funds                               (787)       305
Proceeds from the Issuance of Long-Term Debt                  375          -
Repayments of Long-Term Debt                                  (35)       (60)
Issuance of Common Stock                                       92        117
Treasury Stock Acquired                                      (206)      (390)
Cash Dividends Paid                                          (137)      (131)
                                                           ------     ------
Net Cash (Used) by Financing Activities                    (2,627)    (5,174)
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                        32        161
                                                           ------     ------
Change in Cash and Due From Banks                             566       (278)
Cash and Due from Banks at Beginning of Period              3,222      3,125
                                                           ------     ------
Cash and Due from Banks at End of Period                   $3,788     $2,847
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  272     $  582
    Income Taxes                                              (98)        11

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

2.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be an active acquirer of securities servicing and asset management businesses. During the first quarter of 2002, 4 businesses were acquired for a total cost of $205 million, primarily paid in cash. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. Potential contingent payments related to first quarter acquisitions are $185 million.

     Goodwill related to first quarter 2002 acquisition transactions was $133 million, of which $70 million is deductible for tax purposes. All of the goodwill was assigned to the Company's Servicing and Fiduciary Business segment. At March 31, 2002, the Company was liable for potential contingent payments related to acquisitions in the amount of $356 million. During the first quarter of 2002, the Company paid $6 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2002 acquisitions is not material to first quarter 2002 results.

     In January 2002, the Company signed a definitive agreement to acquire the correspondent clearing business of Weiss, Peck & Greer, LLC adding approximately 70 new correspondent clearing clients. The Company anticipates that this transaction will close by the end of May 2002.

     In February 2002, the Company acquired Autranet, Inc., a subsidiary of Credit Suisse First Boston (USA), Inc. This acquisition provides the Company with one of the largest providers of independently originated research services in the U.S. and maintains relationships with over 500 institutional investment managers. Autranet provides a full range of services covering every aspect of the third party research process including trade execution, operational and administrative support, research selection and procurement services and regulatory support.

     In February 2002, the Company acquired G-Trade Services, Ltd. and other related wholly-owned subsidiaries of the Credit Lyonnais SA Group. G-Trade, a leading provider of wholesale execution services including electronic direct access trading in 22 markets and basket trading capabilities in 65 markets worldwide, is the executing and clearing broker for non-U.S. equities executed through the Bloomberg Tradebook system. This acquisition will greatly expand the Company's non-dollar institutional trading capabilities and enhance the range of international services that the Company offers in the institutional brokerage and clearing services sector.

     In February 2002, the Company acquired the Core International ADR and Domestic Equity Index institutional investment management businesses of Axe-

Houghton Associates, Inc. based in Rye Brook, New York. This transaction will add approximately $2.6 billion in assets under management.

     In March 2002, the Company acquired Jaywalk, Inc., a third-party aggregator of quality independent investment research. The acquisition offers quantitative, fundamental, technical, sell strategy and intellectual property analyses covering thousands of securities. Jaywalk brings together top independent research providers on one platform, enabling institutional money management clients to generate new investment ideas and strategies.

     In April 2002, the Company signed a definitive agreement to acquire Beacon Fiduciary Advisors, a privately held asset management firm based on Chestnut Hill, Massachusetts. Beacon manages in excess of $700 million for over 350 high-net-worth individuals nationwide. The Company anticipates that this transaction will close by the end of May 2002.

     In May 2002, the Company acquired Gannet Welsh & Kotler, Inc ("GW&K"), a privately held asset management firm based in Boston, Massachusetts. GW&K manages approximately $5 billion for high-net-worth individuals and small to mid-size institutions located in the Boston area and nationwide. This acquisition offers both fixed income and equity portfolio management services.

3.  Allowance for Credit Losses
    ---------------------------

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

     The Company conducts a quarterly portfolio review to determine the adequacy of its allowance for credit losses. All commercial loans over $1 million are assigned to specific risk categories. Smaller commercial and consumer loans are evaluated on a pooled basis and assigned to specific risk categories. Following this review, senior management of the Company analyzes the results and determines the allowance for credit losses. The Risk Committee of the Company's Board of Directors reviews the allowance at the end of each quarter.

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

     Transactions in the allowance for credit losses are summarized as follows:
                                          Three months ended
                                               March 31,
(In millions)                            2002            2001
                                         ----            ----

Balance, Beginning of Period             $616            $616
  Charge-Offs                             (37)            (32)
  Recoveries                                2               2
                                         ----            ----
  Net Charge-Offs                         (35)            (30)
  Provision                                35              30
                                         ----            ----
 Balance, End of Period                  $616            $616
                                         ====            ====

4.  Capital Transactions
    --------------------

     As of April 30, 2002, the Company has approximately 6 million common shares remaining to repurchase under its 16 million share buyback programs. During the second quarter of 2001, the Company filed a new shelf registration statement. At April 30, 2002, the registration statement has a remaining capacity of approximately $0.4 billion of debt, preferred stock, preferred trust securities, or common stock.

5.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                  Three Months Ended
                                                      March 31,
(In millions, except per share amounts)
                                                   2002      2001
                                                   ----      ----

Net Income (1)                                     $362      $384
                                                   ====      ====

Basic Weighted Average
 Shares Outstanding                                 722       732
Shares Issuable on Exercise of
 Employee Stock Options                               8        11
                                                   ----      ----
Diluted Weighted Average Shares Outstanding         730       743
                                                   ====      ====

Basic Earnings Per Share:                         $0.50     $0.53
Diluted Earnings Per Share:                        0.50      0.52

(1) Net income, net income available to common shareholders and diluted net income are the same for all periods presented.

6.  Commitments and Contingent Liabilities
    --------------------------------------

     In the ordinary course of business, there are various legal claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements.

7.  Goodwill and Intangibles
    ------------------------

     Effective January 1, 2002, a new accounting standard requires the Company to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effect follows:

(In millions, except                                                               Three Months
 per share amounts)                                                               Ended March 31,
                                       2001           2000           1999              2001
                               -------------------  --------  -------------------    --------
                               Reported Normalized  Reported  Reported Normalized    Reported
                               -------- ----------  --------  -------- ----------    --------
Net Income                      $1,343    $1,492     $1,429    $1,739    $1,243        $384
Add: Goodwill Amortization,
      Net of Tax                    73        73         85        77        77          20
                                ------    ------     ------    ------    ------        ----
Adjusted Net Income             $1,416    $1,565     $1,514    $1,816    $1,320        $404
                                ======    ======     ======    ======    ======        ====

Diluted Earnings Per Common Share:

Net Income                       $1.81     $2.01      $1.92     $2.27     $1.66       $0.52
Goodwill Amortization,
 Net of Tax                       0.10      0.10       0.11      0.10      0.10        0.03
                                 -----     -----      -----     -----     -----       -----
Adjusted Net Income              $1.91     $2.11      $2.03     $2.37     $1.76       $0.55
                                 =====     =====      =====     =====     =====       =====

     The 2001 normalized results exclude the $242 million impact of the World Trade Center disaster, the $175 million related initial insurance recovery, the $190 million special provision on the accelerated disposition of telecommunications loans and the related tax effects. The 1999 normalized results exclude the $1,020 million gain on the sale of BNY Financial Corporation, as well as the $124 million liquidity charge related to the sale of loans.

Goodwill by segment for the quarter ended March 31, 2002 is as follows:

                    Servicing
                       and
                    Fiduciary   Corporate   Retail   Financial Consolidated
(In millions)       Businesses   Banking    Banking   Markets     Total
                    ----------  ---------   -------  --------- -----------
Balance as of
March 31, 2002       $2,058        $31       $109       $ -      $2,198
                     ======        ===       ====       ===      ======

     The Company's business segments are tested annually for goodwill impairment. The Company completed its initial evaluation of goodwill for impairment and determined that no impairment loss was required.

Intangible Assets
---------------------

                                                                   Weighted
                               Gross                     Net       Average
(In millions)                 Carrying   Accumulated   Carrying  Amortization
                               Amount   Amortization    Amount  Period in Years
                              -------   -------------  -------  ---------------
Intangible Assets               $78         $(28)        $50         15


     The aggregate amortization expense of intangibles and goodwill was $2 million and $29 million for the quarters ended March 31, 2002 (intangibles only) and 2001, respectively. Estimated amortization expense for the next five years is as follows:


                         For the year ended       Amortization
(In millions)               December 31,            Expense
                       ----------------------   ----------------

                                2002                 $ 7
                                2003                   7
                                2004                   6
                                2005                   5
                                2006                   5

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

     The Company reported first quarter diluted earnings per share of 50 cents, compared with 52 cents earned in the first quarter of 2001 and 45 cents in the fourth quarter of 2001. Net income of $362 million for the first quarter was down from $384 million a year ago, but up from $331 million in the fourth quarter.

     As anticipated, activity in the global capital markets continued to be soft through the first quarter. In particular, global equity trading levels were disappointing reflecting in part a lack of investor confidence. Nonetheless, the Company's diversified businesses performed well given the environment. The Company maintained its leading market share in securities servicing which positions itself well to capture an increasing share of new business. The Company continues to actively manage itself for long-term growth as evidenced by progress on a number of significant objectives during the quarter. The Company further invested in its technology platform, improved its risk profile through the reallocation of capital away from loans and equity investments, and made key acquisitions in several business lines. Full year earnings will be impacted by the lower starting point in the first quarter, but the Company remains confident that it will regain its growth trajectory as investor confidence is restored and the level of capital markets activity increases.

     In securities servicing, fee revenues were $448 million for the first quarter of 2002, up from $441 million in the fourth quarter. Private client services and asset management fees increased 6% from the fourth quarter of 2001 to $81 million in the first quarter of 2002. The Company's continued focus on fee-based businesses resulted in noninterest income growing to 66% of total revenue in the first quarter, up from 65% on a normalized basis in the fourth quarter.

     Return on average common equity for the first quarter of 2002 was 23.76% compared with 20.42% and 25.92% in the fourth and first quarters of 2001, respectively. Return on average assets for the first quarter of 2002 was 1.84% compared with 1.53% and 2.03% in the fourth and first quarters of 2001, respectively.

     Fees from the Company's securities servicing businesses were $448 million for the first quarter compared with $458 million in the prior year. Corporate trust was a strong performer in the quarter, benefiting from strong fixed-income issuances in the corporate, structured, and municipal markets. Global liquidity services benefited from continued low interest rates, which drove demand for money market products. Fees were disappointing in the equity-linked businesses such as depositary receipts ("DRs"), global execution services and clearing services reflecting the slowdown in global capital markets activity. The Company's DR business continued to maintain a strong market share, winning 66% of all new public listings, but new capital raisings were scarce in the first quarter despite a strong backlog of mandates. During the quarter the Company made several notable but small acquisitions to broaden its global execution and clearing product line, positioning the Company for enhanced growth as the equity markets recover. The Company continues to be the world's leading custodian with assets of $6.9 trillion, including $1.9 trillion of cross-border custody assets.

     Private client services and asset management fees were $81 million for the quarter, up 3% from $79 million in the first quarter of 2001, resulting from improved market valuations, continued strong flows into alternative investment funds and demand for the Company's retail investment products.

     Global payment services fees increased 6% to $73 million from $69 million in last year's first quarter. Growth was led by cash management and funds transfer fees which were up 9% for the first quarter of 2002 compared to last year's first quarter. The increase reflects customers electing to pay for services in fees rather than maintaining higher compensating balances in a declining rate environment. Trade related services were lower, reflecting a decline in global trade due to weakness in many economies around the world.

     Foreign exchange and other trading revenues were lower in the first quarter of 2002, totaling $63 million compared to $78 million and $83 million in the fourth quarter and first quarter of 2001, respectively. Foreign exchange revenues were negatively impacted by a lower volume of client activity, narrow spreads and decreased volatility. Within other trading revenues, a decrease in interest rate hedging and risk management business reflects lower activity levels than last year's record pace.

     Net interest income on a taxable equivalent basis for the first quarter decreased to $425 million from $441 million in the first quarter of 2001.

     The provision for credit losses was $35 million in the first quarter of 2002 as credit costs stabilized. As part of its previously announced program to reallocate capital away from corporate lending and equity investing, the Company has made significant reductions in its corporate loan commitments. The Company created an accelerated loan disposition program in the fourth quarter of 2001 for $758 million emerging telecom exposures with outstandings of $488 million. At March 31, 2002, exposure had been reduced to $261 million with related outstandings of $60 million. This action proved to be timely and contributed to stabilized credit costs in the first quarter.

CAPITAL

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and The Bank of New York ("the Bank"), in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of March 31, 2002 and 2001, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:


                    March 31, 2002        March 31, 2001
                ---------------------  ---------------------               Well       Adequately
                                                              Company   Capitalized   Capitalized
                   Company     Bank       Company     Bank    Targets   Guidelines    Guidelines
                   -------     ----       -------    ------   -------   -----------   -----------
Tier 1*              8.43%     8.03%        8.39%     8.11%     7.75%        6%            4%
Total Capital**     12.56     12.03        12.51     11.67     11.75        10             8
Leverage             7.19      6.82         7.41      7.07      7.00         5            3-5
Tangible Common
  Equity             5.51      6.41         5.87      7.51    5.25-6.00

* Tier 1 capital consists, generally, of common equity and certain qualifying preferred stock, less goodwill.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.


     If a bank holding company or bank fails to qualify as "adequately capitalized", regulatory sanctions and limitations are imposed.

LIQUIDITY

     The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the Company's efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits, including demand, retail time, and trust deposits from processing businesses, are generated through the Company's diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling the Company to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets which can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Liquidity is managed on both a consolidated basis and also at The Bank of New York Company, Inc. Parent Company ("Parent").

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $14.3 billion and $11.1 billion on an average basis at March 31, 2002 and 2001. Stable foreign deposits, primarily from the Company's European based securities servicing business, were $25.2 billion and $26.8 billion at March 31, 2002 and 2001. Savings and other time deposits were $9.6 billion on an average basis at March 31, 2002 compared to $9.4 billion at March 31, 2001. A significant reduction in the Company's securities businesses would reduce its access to foreign deposits.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a collateralized line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At March 31, 2002, the amount of dividends The Bank could pay to the Parent and remain in compliance with federal bank regulatory requirements was $448 million. This dividend capacity would increase in the remainder of 2002 to the extent of net income, less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $1 billion. These assets could be liquidated and the proceeds delivered by dividend or loaned to the Parent.

     The Company has a line of credit with The Bank, which is subject to limits imposed by federal banking law. At March 31, 2002, the Parent could use the subsidiaries' liquid securities as collateral to allow it to borrow $527 million rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. The Parent had no borrowings from the Bank at March 31, 2002.

     At March 31, 2002, the Parent's average commercial paper borrowings were $235 million compared with $326 million in 2001. Commercial paper outstandings were $87 million and $560 million at March 31, 2002 and 2001.

     The Company has back-up lines of credit of $350 million at financial institutions. This line of credit matures in October 2002. The Parent expects to enter into a replacement line of credit on or before the maturity. There were no borrowings under the line of credit at March 31, 2002 and March 31, 2001.

     The Company also has the ability to access the capital markets. The Company has a shelf registration statement with a remaining capacity of $390 million of debt, preferred stock, preferred trust securities, or common stock. The Company expects to file a new shelf registration statement in the near future. Access to the capital markets is partially dependent on the Company's credit ratings, which as of April 30, 2002 were as follows:
                                                              The Bank of
               Parent         Parent        Parent Senior     New York
               Commercial  Subordinated       Long-Term       Long-Term
               Paper       Long-Term Debt       Debt          Deposits
               ----------- ---------------  ---------------   ------------
Standard &        A-1           A                A+               AA-
 Poor's

Moody's           P1            A-1              Aa3              Aa2

Fitch             F1+           A+               AA-              AA

     The Parent's major uses of funds are payment of principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

     The Parent has $932 million of long-term debt that becomes due in 2002. In addition, at March 31, 2002 the Parent has the option to call $375 million of debt in the remainder of 2002 and will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     The Company has $400 million of trust preferred securities that are callable in September 2002. These securities qualify as Tier 1 Capital. The Company may decide to call these securities. The final decision to call will be based on interest rates and the availability of cash and capital at the call date. If the Company calls the trust preferred securities, it anticipates that it would replace them with new senior debt.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at March 31, 2002 and 2001 was 98.39% and 102.35%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

NONINTEREST INCOME

                                          1st           4th           1st
                                        Quarter       Quarter       Quarter
                                        -------       -------       -------
(In millions)                            2002          2001          2001
                                         ----          ----          ----
Servicing Fees
  Securities                             $448        $  441          $458
  Global Payment Services                  73            72            69
                                         ----        ------          ----
                                          521           513           527
Private Client Services and
 Asset Management Fees                     81            76            79
Service Charges and Fees                   83            89            90
Foreign Exchange and
 Other Trading Activities                  63            78            83
Securities Gains                           31            40            45
Other                                      31           208            34
                                         ----        ------          ----
Total Noninterest Income                 $810        $1,004          $858
                                         ====        ======          ====

     Total noninterest income was $810 million compared with $858 million in last year's first quarter. Securities servicing fees were $448 million compared with $458 million a year ago. Global payment services fees for the quarter were $73 million, up 6% from $69 million a year ago. Fees from private client services and asset management were $81 million, up 3% from the first quarter of 2001. Service charges and fees were $83 million, compared to $89 million and $90 million in the fourth quarter and first quarter of 2001, respectively. This reflects lower loan syndication and capital markets fees from slow market activity and the Company's plan to reduce corporate loan commitments. Securities gains were $31 million, which compares to $40 million in the fourth quarter of 2001 and $45 million a year ago, reflecting the Company's decision to reduce capital allocated to equity investing activities for reinvestment in higher growth and more stable fee-based businesses. Other income was $31 million compared to $208 million in the fourth quarter of 2001, when the Company recognized insurance recoveries of $175 million relating to the World Trade Center ("WTC") disaster, and $34 million a year ago.

NET INTEREST INCOME

                             1st              4th                1st
                           Quarter          Quarter            Quarter
                           -------    --------------------     -------
                                        2001       2001
(Dollars in millions on     2002      Reported  Normalized       2001
 a tax equivalent basis)    ----      --------------------       ----

Net Interest Income         $425        $452       $452          $441
Net Interest Rate
 Spread                     2.30%       2.15%      2.27%         1.79%
Net Yield on Interest
 Earning Assets             2.63        2.55       2.70          2.75


     Net interest income on a taxable equivalent basis was $425 million in the first quarter of 2002 compared with $452 million in the fourth quarter of 2001 and $441 million in the first quarter of 2001. The net interest rate spread was 2.30% in the first quarter of 2002, compared with 2.15% in the fourth quarter of 2001 and 1.79% one year ago. The net yield on interest earning assets was 2.63% compared with 2.55% in the fourth quarter of 2001 and 2.75% in last year's first quarter.

     The decline from the fourth quarter in net interest income is primarily due to several factors, including: a repositioning for a rising interest rate environment; reduced broker/dealer activity in the first quarter; compression on spreads from low cost core deposits; and fewer days in the quarter. In addition, the Company continued to reduce its investment in loans, increasing its investment in highly rated securities.

     Interest income would have been increased by $4 million and $3 million for the first quarters of 2002 and 2001 if loans on nonaccrual status at March 31, 2002 and 2001 had been performing for the entire period.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 2002 and March 31, 2001 are as follows:
                                                            1st Quarter 2002
                                    March 31, 2002               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                 $  1,922  $    -    $    -    $    27    $    -
 Swaps                       136,416   1,224       647      1,363       671
 Written Options             103,842       -       927          -       967
 Purchased Options            38,993     124         -        158         -
Foreign Exchange Contracts:
 Swaps                         1,639       -         -          -         -
 Written Options              10,617       -        74          -        21
 Purchased Options            13,605      98         -         79         -
 Commitments to Purchase
  and Sell Foreign Exchange   53,514     330       331        452       461
Debt Securities                    -   6,532         -      8,750         -
Credit Derivatives             1,969      31        23         26        48
Equity Derivatives                 -      18         -         45        22
                                      ------    ------    -------    ------
Total Trading Account                 $8,357    $2,002    $10,900    $2,190
                                      ======    ======    =======    ======

                                                            1st Quarter 2001
                                    March 31, 2001               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                 $ 33,577 $    50    $   71    $   250    $  279
 Swaps                       113,280   1,024       512        861       457
 Written Options              91,589       -       922          -       847
 Purchased Options            38,534     105         -        191         -
Foreign Exchange Contracts:
 Swaps                         1,117       -         -          -         -
 Written Options              12,820       -       150          -       138
 Purchased Options            15,377     152         -        153         -
 Commitments to Purchase
  and Sell Foreign Exchange   59,248     725       711        755       745
Debt Securities                    -   9,923        73     10,152        42
Credit Derivatives             2,056       7         3          6         2
                                     -------    ------    -------    ------
Total Trading Account                $11,986    $2,442    $12,368    $2,510
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

(In millions)                      1st Quarter 2002
                      -----------------------------------------
                      Average    Minimum    Maximum    3/31/02
                      --------   --------   --------  ---------
Interest rate           $5.2       $3.4       $9.2     $5.6
Foreign Exchange         1.0        0.6        2.0      1.2
Diversification         (1.6)        NM         NM     (1.7)
Overall Portfolio        4.6        3.0        8.3      5.1

(In millions)                      1st Quarter 2001
                      -----------------------------------------
                      Average    Minimum    Maximum    3/31/01
                      --------   --------   --------  ---------
Interest rate           $4.3       $2.4       $5.5      $4.5
Foreign Exchange         1.2        0.6        2.7       1.9
Diversification         (1.8)        NM         NM      (2.8)
Overall Portfolio        3.7        2.3        6.1       3.6

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the first quarter of 2002 improved to $641 million, versus $667 million in the fourth quarter of 2001 and $653 million in the first quarter of 2001. As a result of applying a new accounting pronouncement related to goodwill and intangibles, amortization in the first quarter of 2002 declined to $2 million compared with $29 million in the fourth and first quarters of 2001. Excluding the effect of the change in goodwill amortization, expenses were essentially flat compared with the prior quarter. Management's expectation of continued weakness in capital markets activity resulted in strict control of operating expenses in the first quarter, including staffing and related expenses. These actions helped to offset higher costs related to acquisitions and technology spending.

     The efficiency ratio for the first quarter of 2002 was 53.3% compared with 53.7% on a normalized basis in the fourth quarter of 2001 and 51.9% in the first quarter of 2001.

     The effective tax rate for the first quarter of 2002 was 33.7% compared with 33.8% in the fourth quarter of 2001 and 36.1% in the first quarter a year ago. The decline in the rate from a year ago reflects an increase in tax credits and fewer nondeductible expenses.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting and Reporting Policies" in the Company's 2001 Annual Report on Form 10-K. Two of the Company's more critical accounting policies are those related to the allowance for credit losses and to the valuation of derivatives and securities where quoted market prices are not available.

ALLOWANCE FOR CREDIT LOSSES

     The allocated portion of the allowance for credit losses is principally determined using an expected loss model driven by Probability of Default and Loss Given Default ratings. Ratings are assigned after analyzing the credit quality of each borrower and the collateral/structure of each individual asset. These ratings are periodically compared to internal company and external rating agency default and loss databases to ensure consistency. Other factors used in establishing the allocated portion of the allowance include forecasts of future cash flows and maturity.

     The Company's unallocated allowance is based on management's judgment. Factors that influence this judgment include:

   -  Economic conditions, including duration of the current cycle
   -  Past experience, including recent loss experience
   -  Credit quality trends
   -  Collateral values
   -  Volume, composition, and growth of the loan portfolio
   -  Specific credits and industry conditions
   -  Results of bank regulatory and internal credit exams
   -  Actions by the Federal Reserve Board
   - Delay in receipt of information to evaluate loans or confirm existing credit deterioration

     To the extent actual results differ from forecasts or management's judgment the allowance for credit losses may be greater or less than future charge-offs.

VALUATION OF DERIVATIVES AND SECURITIES WHERE QUOTED MARKET PRICES ARE NOT
 AVAILABLE

     When quoted market prices are not available, derivatives and securities values are determined based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by external parties.

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate.

NONPERFORMING ASSETS

                                                                   Change
                                                                 3/31/02 vs.
(Dollars in millions)                 3/31/02      12/31/01       12/31/01
                                     --------      --------       --------
Loans:
     Other Commercial                  $187          $138            $49
     Foreign                             67            64              3
     Regional Commercial                 20            18              2
                                       ----          ----            ---
  Total Nonperforming Loans             274           220             54
Other Real Estate                         1             2             (1)
                                       ----          ----            ---
  Total Nonperforming Assets           $275          $222            $53
                                       ====          ====            ===

Nonperforming Assets Ratio              0.8%          0.6%
Allowance/Nonperforming Loans         225.1         280.0
Allowance/Nonperforming Assets        223.8         277.6


     Nonperforming assets totaled $275 million at March 31, 2002, compared with $222 million at December 31, 2001. The increase in nonperforming loans primarily reflects a loan to a major retailer which became nonperforming in the first quarter of 2002.

IMPAIRED LOANS

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans:

(Dollars in millions)                         3/31/02           12/31/01
                                             --------           --------

Impaired Loans with an Allowance                $208               $147
Impaired Loans without an Allowance(1)            30                 40
                                                ----               ----
Total Impaired Loans                            $238               $187
                                                ====               ====
Allowance for Impaired Loans(2)                 $ 77               $ 42
Average Balance of Impaired Loans
 during the Quarter                              212                228
Interest Income Recognized on
 Impaired Loans during the Quarter               0.7                0.5

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

                                    1st          4th          1st
                                  Quarter      Quarter      Quarter
                                  -------      -------      -------
(In millions)                       2002         2001        2001
                                    ----         ----        ----
Provision                           $ 35        $ 275        $ 30
                                    ====         ====        ====
Net Charge-offs:
  Other Commercial                  $(30)       $(253)       $(28)
  Consumer                            (6)          (5)         (2)
  Foreign                              1          (12)          -
  Other                                -           (5)          -
                                    ----         ----        ----
     Total                          $(35)       $(275)       $(30)
                                    ====         ====        ====

Other Real Estate Expenses           $ -          $ -         $ 2


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

     The fourth element - an unallocated allowance - is based on management's judgment regarding the following factors:

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

     Based on a review of these elements, the allowance for credit losses was $616 million, or 1.74% of loans at March 31, 2002, compared with $616 million, or 1.72% of loans at December 31, 2001 and $616 million, or 1.66% of loans at March 31, 2001. The ratio of the allowance to nonperforming assets was 223.8% at March 31, 2002, compared with 277.6% at December 31, 2001 and 295.7% at March 31, 2001.

     Applying the four elements to the various segments of the loan portfolio results in an allocation of the allowance for credit losses as follows:

                                  3/31/02     12/31/01
                                  -------     --------

Domestic
     Real Estate                        6%           6%
     Commercial                        70           75
     Consumer                           1            1
Foreign                                 9            7
Unallocated                            14           11
                                      ---          ---
                                      100%         100%
                                      ===          ===

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

WORLD TRADE CENTER DISASTER

     The Company's insurance claim has been segmented into four major components. The Company has presented estimated losses for 3 of the 4 categories to its insurance carriers. The last should be submitted by the end of the second quarter. There is still a verification and negotiation process to take place but the Company expects to receive an additional significant advance in the near future.

     The Company has developed a migration plan for returning to its downtown facilities. The reoccupation has begun and is expected to be completed by the end of the third quarter. The Company's diversification plans include moving some staff to other locations including new space in the metropolitan area as well as to growth centers in Syracuse, New York and Orlando, Florida. In the meantime, the Company continues to operate from several interim facilities in Manhattan.

     During the first quarter of 2002, the Company incurred $23 million in expenses associated with these interim arrangements that were netted against an offsetting insurance recovery. The Company believes these expenses are recoverable under the terms of its all-risk insurance policy. The cumulative WTC-related insurance recoveries the Company has recorded are now about $200 million. Further costs associated with the interim facilities and any losses on sub-leases will be treated similarly.

SEGMENT PROFITABILITY

Segment Data

     The Company has an internal information system that produces performance data for its four business segments along product and service lines.

     The Servicing and Fiduciary businesses segment provides a broad array of fee-based services. This segment includes the Company's securities servicing, global payment services, and private client services and asset management businesses. Securities servicing includes global custody, securities clearance, mutual funds, unit investment trust, securities lending, depositary receipts, corporate trust, stock transfer and execution services. Global payment services products primarily relate to funds transfer, cash management and trade finance. Private client services and asset management provide traditional banking and trust services to affluent clients and asset management to institutional and private clients.

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

The segments contributed to the Company's profitability as follows:


In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate  Retail   Financial  Reconciling  Consolidated
March 31, 2002          Businesses   Banking   Banking   Markets      Items        Total
---------------------   ----------  ---------  -------  ---------  -----------  ------------
Net Interest Income     $  121      $   105     $  113   $    85    $  (12)     $   412
Provision for
  Credit Losses              -           27          3         -         5           35
Noninterest Income         651           69         30        53         7          810
Noninterest Expense        452           46         81        22        40          641
                        ------      -------     ------   -------    ------      -------
Income Before Taxes     $  320      $   101     $   59   $   116    $  (50)     $   546
                        ======      =======     ======   =======    ======      =======

Average Assets          $8,970      $23,875     $4,810   $39,758    $2,194      $79,607
                        ======      =======     ======   =======    ======      =======

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate  Retail   Financial  Reconciling  Consolidated
March 31, 2001          Businesses   Banking   Banking   Markets      Items        Total
---------------------   ----------  ---------  -------  ---------  -----------  ------------
Net Interest Income     $  166      $   128     $  128   $    26    $  (21)     $   427
Provision for
  Credit Losses              -           31          1        (1)       (1)          30
Noninterest Income         672           77         27        74         8          858
Noninterest Expense        432           59         77        16        69          653
                        ------      -------     ------   -------    -------     -------
Income Before Taxes     $  406      $   115     $   77   $    85    $  (81)     $   602
                        ======      =======     ======   =======    =======     =======

Average Assets          $8,602      $27,713     $4,468   $34,119    $1,779      $76,681
                        ======      =======     ======   =======    ======      =======


Segment Highlights

Servicing and Fiduciary Businesses
----------------------------------

     In the first quarter of 2002, noninterest income was $651 million compared with $672 million in 2001.

     Fees from the Company's securities servicing businesses were $448 million for the first quarter compared with $458 million in the prior year. Corporate trust was a strong performer in the quarter, benefiting from strong fixed-income issuances in the corporate, structured, and municipal markets. Global liquidity services benefited from continued low interest rates, which drove demand for money market products. Fees were disappointing in the equity-linked businesses such as depositary receipts ("DRs"), global execution services and clearing services reflecting the slowdown in global capital markets activity. The Company's DR business continued to maintain a strong market share, winning 66% of all new public listings, but new capital raisings were scarce in the first quarter despite a strong backlog of mandates. During the quarter the Company made several notable but small acquisitions to broaden its global execution and clearing product line, positioning the Company for enhanced growth as the equity markets recover. The Company continues to be the world's leading custodian with assets under custody of $6.9 trillion at March 31, 2002 and December 31, 2001, including $1.9 trillion of cross-border assets in both periods.

     Private client services and asset management fees were $81 million for the quarter, up 3% from $79 million in the first quarter of 2001, resulting from improved market valuations, continued strong flows into alternative investment funds and demand for the Company's retail investment products. Assets under management were $71 billion while assets under administration were $32.5 billion at March 31, 2002.

     Global payment services fees increased 6% to $73 million from $69 million in last year's first quarter. Growth was led by cash management and funds transfer fees which were up 9% for the first quarter of 2002 compared to last year's first quarter. The increase reflects customers electing to pay for services in fees rather than maintaining higher compensating balances in a declining rate environment. Trade related services were lower, reflecting a decline in global trade due to weakness in many economies around the world.

     Net interest income in the Servicing and Fiduciary businesses segment was $121 million for the first quarter of 2002 compared with $166 million in 2001. The decrease in net interest income is primarily due to a decline in interest rates, which lowers the value of low-cost deposits generated by these businesses.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the first quarters of 2002 and 2001. Noninterest expense for the first quarter of 2002 was $452 million compared with $432 million in 2001. The rise in noninterest expense is attributable to acquisitions, as well as the Company's continued investment in technology.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $105 million in the first quarter of 2002, compared with last year's $128 million. The decrease reflects the decline in assets, particularly from financial institutions, as well as a decline in both the volume and the value of low cost short-term deposits.

     The first quarter of 2002 provision for credit losses was $27 million compared with $31 million last year. The decrease principally reflects a reduction in corporate credit exposure in 2002. Net charge-offs in the Corporate Banking segment were $29 million and $27 million in the first quarters of 2002 and 2001. Noninterest income was $69 million in the current year compared with $77 million last year. This reflects lower loan syndication and capital markets fees from slow market activity and the Company's plan to reduce corporate loan commitments. Total loan commitments declined to $42.4 billion at March 31, 2002 from $45.8 billion at December 31, 2001. Noninterest expenses were $46 million in the first quarter of 2002 compared with $59 million in 2001 reflecting lower compensation expenses.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the first quarter of 2002 was $113 million compared with $128 million in 2001 reflecting a decline in the value of demand deposits in a lower interest rate environment. Noninterest income was $30 million for the quarter compared with $27 million last year. The increase reflects better penetration of the customer base and improved pricing. Noninterest expense in the first quarter of 2002 was $81 million compared with $77 million in the previous year's period because of higher compensation and technology expenses. Net charge-offs increased to $6 million in the first quarter of 2002 from $3 million in the first quarter of 2001 due to higher loss experience in the consumer loan portfolio.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter was $85 million compared with $26 million in 2001 reflecting both an increase in assets, primarily asset backed securities, as well as lower funding costs. Noninterest income was $53 million in the first quarter of 2002 compared with $74 million in the first quarter of 2001, as both foreign exchange and interest rate derivative trading results were adversely affected by narrower spreads and decreased volatility. Net charge-offs were zero in the first quarters of 2002 and 2001.

Segment Accounting Principles
-----------------------------

     The Company's segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. In the first quarter of 2002, the Company changed certain assumptions related to the duration of sector assets and liabilities and the related interest rates. As a result, sector results for 2001 were restated.

     The measure of revenues and profit or loss by operating segment has been adjusted to present segment data on a taxable equivalent basis. The provision for credit losses allocated to each reportable segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following factors among others: historical charge-off experience and the volume, composition and growth of the loan portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles. Assets and liabilities are match funded. Support and other indirect expenses are allocated to segments based on general internal guidelines.

Reconciling Items
-----------------

     Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill and intangibles. Reconciling items for noninterest income primarily relate to the sale of certain securities. Reconciling items for noninterest expense include $2 million and $29 million of amortization of intangibles in the first quarters of 2002 and 2001, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

FORWARD LOOKING STATEMENTS

     The information presented with respect to, among other things, earnings outlook, projected business strategy, the outcome of legal and investigatory proceedings, the Company's plans, objectives and strategies reallocating assets and moving into fee-based businesses, future loan losses and planned capital expenditures, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

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

     Forward looking statements, including the Company's future results of operations and discussions of future plans contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q, are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including the economic and other effects of the WTC disaster and the subsequent U.S. military action, lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, variations in management projections or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals, changes in customer credit quality, future changes in interest rates, general credit quality, the levels of economic, capital market, cross-border investing and merger and acquisition activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company's products and services and future global economic conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

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

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the three months               For the three months
                                            ended March 31, 2002               ended March 31, 2001
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,221       $  35       2.72%    $ 5,833       $  70      4.85%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       3,308          14       1.75       3,731          51      5.54
Loans
 Domestic Offices                       19,355         245       5.14      19,116         338      7.18
 Foreign Offices                        16,175         138       3.46      19,111         338      7.17
                                       -------       -----                -------       -----
   Total Loans                          35,530         383       4.38      38,227         676      7.18
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               804          11       5.34       1,275          18      5.73
 U.S. Government Agency Obligations      2,894          42       5.80       1,794          31      6.78
 Obligations of States and
  Political Subdivisions                   567           9       6.59         682          13      7.91
 Other Securities                        8,524         108       5.04       3,275          47      5.81
 Trading Securities                      8,751          73       3.39      10,193         141      5.60
                                       -------       -----                -------       -----
   Total Securities                     21,540         243       4.52      17,219         250      5.87
                                       -------       -----                -------       -----
Total Interest-Earning Assets           65,599         675       4.17%     65,010       1,047      6.53%
                                                     -----                              -----
Allowance for Credit Losses               (616)                              (614)
Cash and Due from Banks                  2,640                              2,632
Other Assets                            11,984                              9,653
                                       -------                            -------
   TOTAL ASSETS                        $79,607                            $76,681
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,920          23       1.36%    $ 6,204          71      4.61%
 Savings                                 8,057          25       1.27       7,493          49      2.65
 Certificates of Deposit
  $100,000 & Over                          498           4       3.35         407           6      6.19
 Other Time Deposits                     1,603          10       2.50       1,905          24      4.96
 Foreign Offices                        25,176          99       1.58      26,814         313      4.74
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       42,254         161       1.54      42,823         463      4.38
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,105           8       1.46       2,473          32      5.22
Other Borrowed Funds                     4,740          28       2.45       2,029          31      6.26
Long-Term Debt                           5,026          53       4.25       4,518          80      7.15
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    54,125         250       1.87%     51,843         606      4.74%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,126                             11,010
Other Liabilities                        9,178                              7,811
Preferred Stock                              -                                  1
Common Shareholders' Equity              6,178                              6,016
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $79,607                            $76,681
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 425       2.30%                  $ 441      1.79%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.63%                             2.75%
                                                                 ====                              ====

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     The Company continues to cooperate with investigations by federal and state law enforcement and bank regulatory authorities. The investigations focus on funds transfer activities in certain accounts at the Bank, principally involving wire transfers from Russian and other sources in Eastern Europe, as well as certain other matters involving the Bank and its affiliates. The funds transfer investigations center around accounts controlled by Peter Berlin, his wife, Lucy Edwards (until discharged in September 1999, an officer of the Bank), and companies and persons associated with them. Berlin and Edwards pled guilty to various federal criminal charges. The Company cannot predict when or on what basis the investigations will conclude or their effect, if any, on the Company.

     On February 8, 2000, the Bank entered into a written agreement with both the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls. Substantially all of these reporting requirements and controls are now in place.

     Four purported shareholder derivative actions have been filed in connection with these Russian related matters - - two in the United States District Court for the Southern District of New York and two in the New York Supreme Court, New York County - - against certain directors and officers of the Company and the Bank alleging that the defendants have breached their fiduciary duties of due care and loyalty by aggressively pursuing business with Russian banks and entities without implementing sufficient safeguards and failing to supervise properly those responsible for that business. The actions seek, on behalf of the Company and the Bank, monetary damages from the defendants, corrective action and attorneys' fees. On September 1, 2000, plaintiffs in the two federal actions filed an amended, consolidated complaint that names all of the directors and certain officers of the Bank and the Company as defendants, repeats the allegations of the original complaints and adds allegations that certain officers of the Bank and the Company participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. Management believes that the allegations of both the original complaints and the amended complaint are without merit. On September 12, 2000, the boards of directors of the Bank and the Company authorized a Special Litigation Committee ("SLC") to consider the response of the Bank and the Company to the state and federal court shareholder derivative actions. The SLC issued an Interim Report dated May 21, 2001 which concluded that there was "no credible evidence" to support the allegations of personal misconduct against Mr. Renyi and "credible evidence" that contradicts "critical allegations" in the amended complaint in the federal action.

     On August 31, 2001, defendants moved to dismiss the two actions filed in the United States District Court for the Southern District of New York. On November 27, 2001, the federal district court granted defendants' motion and dismissed the two actions. On December 19, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. Argument on that appeal is expected in the fall of 2002.

     On February 1, 2002, counsel for plaintiffs in the two federal court actions filed a shareholder derivative action in New York Supreme Court, New York County that made allegations substantially similar to the two federal court actions that were dismissed. The Company and the Bank requested that the New York State Supreme Court issue an order consolidating the new state court shareholder derivative action with the two shareholder derivative actions previously filed. Plaintiffs in the new shareholder derivative action have opposed consolidation. The issue of consolidation is awaiting resolution by the court.

     The two previously filed state court derivative actions, which do not include any allegations of personal misconduct, are still pending. The parties are currently undertaking court-appointed mediation.

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended twice, alleges that the Company and the Bank and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals and participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On March 21, 2001, the court dismissed the second amended complaint without leave to replead. On January 14, 2002, the United States Court of Appeals for the Second Circuit vacated the dismissal of the Second Amended Complaint because it disagreed with one ground of the district court's dismissal, and remanded the case to the lower court to consider alternate bases for dismissal. On March 19, 2002, the Company and the Bank filed a motion to dismiss the second amended complaint; that motion will be heard later this year. The Company and the Bank believe that the allegations made in this action are without merit, and intend to defend the action vigorously.

     On October 24, 2000, three alleged shareholders of Inkombank filed an action in the Supreme Court, New York County against the Company, the Bank and Inkombank. The complaint alleges that the defendants fraudulently induced the plaintiffs to refrain from redeeming their alleged $40 million investment in Inkombank. The complaint asserts a single cause of action for fraud, seeking $40 million plus 12% interest from January 1994, punitive damages, costs, interest and attorney fees. On January 8, 2001, the Company and the Bank moved to dismiss the complaint as against them. On January 10, 2002, the Court denied that motion. On January 25, 2002, the Company and the Bank filed their answer to plaintiffs' complaint. On February 14, 2002, the Company and the Bank filed a motion asking the court for leave to reargue their motion to dismiss the complaint. That motion is awaiting resolution by the court. The Company and the Bank believe that the allegations of the complaint are without merit and intend to defend the action vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2002 and 2001.

(b)  The Company filed the following reports on Form 8-K since
     December 31, 2001:

     On January 17, 2002, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 2001 contained in the Company's press release dated January 17, 2002.

     On January, 28 2002: the Company filed a Form 8-K Current Report (Items 5 and 7), which report included projections and earnings estimates presented to the financial analysts on January 28, 2002.

     On March 26, 2002: the Company filed a Form 8-K Current Report, which report represented a 6.375% Senior Subordinated Notes due 2012 with four exhibits; underwriting agreement, dated March 15, 2002; the Form of Notes; an Officers' certificate persuant to Section 301 of the Indenture; and the opinion as to the legality of the Notes

     On April 17, 2002: the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2002 contained in the Company's press release dated April 17, 2002.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                       (Registrant)





Date: May 14, 2002                By:   \s\ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT  INDEX
                                --------------


Exhibit        Description
-------        -----------



   12          Ratio of Earnings to Fixed Charges for
               the Three Months Ended March 31, 2002 and 2001.