Form 10-Q
period 2002-06-30
BANK OF NEW YORK CO INC
filed 2002-08-14
CIK 9626

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

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


    The number of shares outstanding of the issuer's Common Stock, $7.50 par value, was 726,293,847 shares as of July 31, 2002.

                     THE BANK OF NEW YORK COMPANY, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS



PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets
          June 30, 2002 and December 31, 2001                       3

          Consolidated Statements of Income
          For the Three Months and Six Months Ended
          June 30, 2002 and 2001                                    4

          Consolidated Statement of Changes In
          Shareholders' Equity For the Six
          Months Ended June 30, 2002                                5

          Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 2002 and 2001           6

          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  13 - 34

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk. (See "Trading Activities")                          19

PART 2.  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                         35

Item 2.  Sales of Unregistered Common Stock                        37

Item 4.  Submission of Matters to Vote of Security Holders         37

Item 6.  Exhibits and Reports on Form 8-K                          38

SIGNATURE                                                          39

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                      THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Balance Sheets
                  (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                            June 30,          December 31,
                                                              2002                2001
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 2,885             $ 3,222
Interest-Bearing Deposits in Banks                           7,765               6,619
Securities:
  Held-to-Maturity (fair value of $1,198 in 2002
   and $1,178 in 2001)                                       1,201               1,211
  Available-for-Sale                                        15,176              11,651
                                                           -------             -------
    Total Securities                                        16,377              12,862
Trading Assets at Fair Value                                 6,577               8,270
Federal Funds Sold and Securities Purchased Under Resale
 Agreements                                                  2,645               4,795
Loans (less allowance for credit losses of $616 in 2002
 and 2001)                                                  35,382              35,131
Premises and Equipment                                       1,013                 992
Due from Customers on Acceptances                              502                 313
Accrued Interest Receivable                                    248                 236
Goodwill                                                     2,298               2,065
Intangible Assets                                               74                  19
Other Assets                                                 5,039               6,501
                                                           -------             -------
     Total Assets                                          $80,805             $81,025
                                                           =======             =======

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $11,627             $12,635
 Interest-Bearing
   Domestic Offices                                         18,093              16,553
   Foreign Offices                                          25,571              26,523
                                                           -------             -------
     Total Deposits                                         55,291              55,711
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                            1,687               1,756
Trading Liabilities                                          3,033               2,264
Other Borrowed Funds                                         2,052               2,363
Acceptances Outstanding                                        504                 358
Accrued Taxes and Other Expenses                             3,998               3,766
Accrued Interest Payable                                        53                  92
Other Liabilities                                            1,909               3,422
Long-Term Debt                                               5,668               4,976
                                                           -------             -------
     Total Liabilities                                      74,195              74,708
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 3,500 shares
  in 2002 and 2001                                               -                   -
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  993,235,006 shares in 2002 and
  990,773,101 shares in 2001                                 7,449               7,431
 Additional Capital                                            809                 741
 Retained Earnings                                           4,831               4,383
 Accumulated Other Comprehensive Income                         32                  80
                                                           -------             -------
                                                            13,121              12,635
 Less: Treasury Stock (265,346,551 shares in 2002
        and 260,449,527 shares in 2001), at cost             6,505               6,312
       Loan to ESOP (823,810 shares in 2002
        and 2001), at cost                                       6                   6
                                                           -------             -------
     Total Shareholders' Equity                              6,610               6,317
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $80,805             $81,025
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

                                     THE BANK OF NEW YORK COMPANY, INC.
                                     Consolidated Statements of Income
                                  (In millions, except per share amounts)
                                                (Unaudited)

                                                                For the three       For the six
                                                                months ended        months ended
                                                                  June 30,            June 30,

                                                              2002       2001     2002       2001
                                                              ----       ----     ----       ----
Interest Income
---------------
Loans                                                        $ 377      $ 595   $  760     $1,271
Securities
  Taxable                                                      158        100      299        178
  Exempt from Federal Income Taxes                              16         20       32         37
                                                             -----      -----    -----      -----
                                                               174        120      331        215
Deposits in Banks                                               44         62       79        132
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       12         38       26         89
Trading Assets                                                  68        110      141        251
                                                             -----      -----    -----      -----
    Total Interest Income                                      675        925    1,337      1,958
                                                             -----      -----    -----      -----
Interest Expense
----------------
Deposits                                                       158        373      318        835
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                    8         23       16         55
Other Borrowed Funds                                            30         28       59         59
Long-Term Debt                                                  56         71      109        152
                                                             -----      -----    -----      -----
    Total Interest Expense                                     252        495      502      1,101
                                                             -----      -----    -----      -----
Net Interest Income                                            423        430      835        857
-------------------
Provision for Credit Losses                                     35         30       70         60
                                                             -----      -----    -----      -----
Net Interest Income After Provision for
  Credit Losses                                                388        400      765        797
                                                             -----      -----    -----      -----
Noninterest Income
------------------
Servicing Fees
  Securities                                                   478        443      932        906
  Global Payment Services                                       71         72      144        141
                                                             -----      -----    -----      -----
                                                               549        515    1,076      1,047
Private Client Services and
  Asset Management Fees                                         88         80      171        161
Service Charges and Fees                                        93         95      176        185
Foreign Exchange and Other Trading Activities                   72         98      134        181
Securities Gains                                                25         46       56         92
Other                                                           28         31       60         64
                                                             -----      -----    -----      -----
    Total Noninterest Income                                   855        865    1,673      1,730
                                                             -----      -----    -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 418        393      805        788
Net Occupancy                                                   49         47       98         97
Furniture and Equipment                                         35         31       70         62
Other                                                          194        193      372        377
                                                             -----      -----    -----      -----
    Total Noninterest Expense                                  696        664    1,345      1,324
                                                             -----      -----    -----      -----
Income Before Income Taxes                                     547        601    1,093      1,203
Income Taxes                                                   186        216      370        434
                                                             -----      -----   ------     ------
Net Income                                                   $ 361      $ 385   $  723     $  769
----------                                                   =====      =====   ======     ======


Per Common Share Data
---------------------
   Basic Earnings                                            $0.50      $0.53    $1.00      $1.05
   Diluted Earnings                                           0.50       0.52     0.99       1.03
   Cash Dividends Paid                                        0.19       0.18     0.38       0.36
Diluted Shares Outstanding                                     729        742      729        743

-------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


                       THE BANK OF NEW YORK COMPANY, INC.
             Consolidated Statement of Changes in Shareholders' Equity
                       For the six months ended June 30, 2002
                                 (In millions)
                                  (Unaudited)

Common Stock
Balance, January 1                                                        $ 7,431
  Issuances in Connection with Employee Benefit Plans                          18
                                                                          -------

Balance, June 30                                                            7,449
                                                                          -------

Additional Capital
Balance, January 1                                                            741
  Issuances in Connection with Employee Benefit Plans                          68
                                                                          -------

Balance, June 30                                                              809
                                                                          -------

Retained Earnings
Balance, January 1                                                          4,383
  Net Income                                                       $ 723      723
  Cash Dividends on Common Stock                                             (275)
                                                                          -------

Balance, June 30                                                            4,831
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        114
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(16) Million                                 (9)      (9)
      Reclassification Adjustment, Net of Taxes of $(25) Million     (40)     (40)
                                                                          -------

    Balance, June 30                                                           65
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (46)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(1) Million                                  (2)      (2)
                                                                          -------

    Balance, June 30                                                          (48)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                         12
      Net Unrealized Derivative Gains on Cash Flow Hedges,
       Net of Taxes of $3 Million                                      3        3
                                                                   -----  -------

    Balance, June 30                                                           15
                                                                          -------

Total Comprehensive Income                                         $ 675
                                                                   ======
Less Treasury Stock
Balance, January 1                                                          6,312
  Issued                                                                      (42)
  Acquired                                                                    235
                                                                          -------

Balance, June 30                                                            6,505
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              6
                                                                          -------

Balance, June 30                                                                6
                                                                          -------

Total Shareholders' Equity, June 30                                       $ 6,610
                                                                          =======


------------------------------------------------------------------------------------
Comprehensive Income for the three months ended June 30, 2002 and 2001 was
$387 million and $381 million.
Comprehensive Income for the six months ended June 30, 2002 and 2001 was $675 million and $688 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)


                                                          For the six months
                                                             Ended June 30,

                                                             2002       2001
                                                             ----       ----
Operating Activities
Net Income                                                 $  723     $  769
Adjustments to Determine Net Cash attributable to
 Operating Activities:
  Provision for Losses on Credit and Other Real Estate         70         62
  Depreciation and Amortization                                91        127
  Deferred Income Taxes                                       329        319
  Securities Gains                                            (56)       (92)
  Change in Trading Activities                              2,464      1,549
  Change in Accruals and Other, Net                            22         99
                                                           ------     ------
Net Cash Provided by Operating Activities                   3,643      2,833
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                 (831)      (868)
Purchases of Securities Held-to-Maturity                      (60)         -
Maturities of Securities Held-to-Maturity                      69         20
Purchases of Securities Available-for-Sale                (10,353)    (5,060)
Sales of Securities Available-for-Sale                      3,979      1,575
Maturities of Securities Available-for-Sale                 2,888        928
Net Principal Disbursed on Loans to Customers                (508)      (545)
Sales of Loans and Other Real Estate                          205        276
Change in Federal Funds Sold and Securities
 Purchased Under Resale Agreements                          2,150      3,158
Purchases of Premises and Equipment                          (126)       (59)
Acquisitions, Net of Cash Acquired                           (323)      (520)
Proceeds from the Sale of Premises and Equipment                -          3
Other, Net                                                     66        (20)
                                                           ------     ------
Net Cash (Used) by Investing Activities                    (2,844)    (1,112)
                                                           ------     ------
Financing Activities
Change in Deposits                                         (1,073)    (2,035)
Change in Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements                             (69)     1,093
Change in Other Borrowed Funds                               (211)       361
Proceeds from the Issuance of Long-Term Debt                  675        100
Repayments of Long-Term Debt                                  (60)       (60)
Issuance of Common Stock                                      128        232
Treasury Stock Acquired                                      (235)      (522)
Cash Dividends Paid                                          (275)      (264)
                                                           ------     ------
Net Cash (Used) by Financing Activities                    (1,120)    (1,095)
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       (16)       244
                                                           ------     ------
Change in Cash and Due From Banks                            (337)       870
Cash and Due from Banks at Beginning of Period              3,222      3,125
                                                           ------     ------
Cash and Due from Banks at End of Period                   $2,885     $3,995
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  541     $1,083
    Income Taxes                                               24         77
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         1          1

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

2.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be an active acquirer of securities servicing and asset management businesses. During the second quarter of 2002, 3 businesses were acquired for a total cost of $116 million, primarily paid in cash. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. Potential contingent payments related to second quarter acquisitions are $99 million. During the first six months of 2002, the Company acquired 7 businesses for $321 million, and is contingently liable for payments of $284 million.

     Goodwill related to second quarter and year-to-date 2002 acquisition transactions was $95 million and $228 million respectively. The tax deductible portion of goodwill for the second quarter and year-to-date 2002 is $95 million and $165 million. All of the goodwill was assigned to the Company's Servicing and Fiduciary Business segment. At June 30, 2002, the Company was liable for potential contingent payments related to acquisitions in the amount of $451 million. During the second quarter and first six months of 2002, the Company paid $4 million and $10 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2002 acquisitions is not material to second quarter 2002 net income.

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

     In May 2002, the Company acquired Gannet Welsh & Kotler, Inc ("GW&K"), a privately held asset management firm based in Boston, Massachusetts. GW&K manages approximately $5 billion for high net worth individuals and small to mid-size institutions located in the Boston area and nationwide. This acquisition offers both fixed income and equity portfolio management services.

     In June 2002, the Company acquired Beacon Fiduciary Advisors, a privately held asset management firm based in Chestnut Hill, Massachusetts. This acquisition manages in excess of $700 million for over 350 high-net-worth individuals nationwide.

     In June 2002, the Company acquired Francis P. Maglio & Co., Inc., a leading institutional trading firm. This acquisition complements the Company's comprehensive suite of trading strategies and systems, which include: volume weighted-average price, program and portfolio transitions trading to its core block, and electronic trading capabilities.

     In July 2002, the Company acquired the correspondent clearing business of Weiss, Peck & Greer, LLC adding approximately 50 new correspondent clearing clients.

     In August 2002, the Company acquired the Structured Investment Vehicle
(SIV) management business of Quadrant Capital Limited based in London, England. Quadrant Capital provides investment management and administrative services for SIV programs. This acquisition involves the transfer of Quadrant Capital's administrative personnel, proprietary program documentation and a specialized software tool known as Quasar, which is unique in its abilities to provide customized asset and liability management reporting for SIV programs.

     In August 2002, the Company signed a definitive agreement to acquire Lockwood Financial Group Inc. ("LFG") based in Malvern, Pennsylvania. LFG is the industry's largest provider of individually managed account services to independent financial advisors. This acquisition confirms the Company's commitment to provide customized investment solutions to individuals and institutions through independent financial advisors in the separate account industry.

     In August 2002, the Company signed a definitive agreement to acquire EMAT based in Malvern, Pennsylvania. EMAT is the leading provider of processing services for individually managed accounts. This acquisition confirms the Company's commitment to provide a wide range of customized investment processing solutions to its worldwide network of mutual fund companies, banks and money managers.

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


     Transactions in the allowance for credit losses are summarized as follows:
                                           Six months ended
                                               June 30,
(In millions)                            2002            2001
                                         ----            ----

Balance, Beginning of Period             $616            $616
  Charge-Offs                             (76)            (64)
  Recoveries                                6               4
                                         ----            ----
  Net Charge-Offs                         (70)            (60)
  Provision                                70              60
                                         ----            ----
Balance, End of Period                   $616            $616
                                         ====            ====

4.  Capital Transactions
    --------------------

     As of July 31, 2002, the Company has approximately 4 million common shares remaining to repurchase under its 16 million share buyback programs. During the second quarter of 2002, the Company filed a new shelf registration statement. At July 31, 2002, the registration statement has a remaining capacity of approximately $2.4 billion of debt, preferred stock, preferred trust securities, or common stock.

5.  New Accounting Pronouncements
    -----------------------------

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No.143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of this pronouncement to have an impact on its results of operations or financial condition.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective for the Company on January 1, 2002. The adoption of this standard had no impact on the Company's results of operations or financial condition.

     See footnote 8 regarding the impact of Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets".

     In November 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred." This guidance, effective January 1, 2002 requires companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense. Historically, the Company has netted these reimbursements against the related operating expenses. Client reimbursements for out-of-pocket expenses are reflected in securities servicing and private client services and asset management fee revenue in the accompanying financial statements. Prior periods have been reclassified to reflect this new presentation which has resulted in an increase to noninterest income and a corresponding increase to noninterest expenses of $7 million and $9 million for the three months ending June 30, 2002 and 2001 and $14 million and $16 million for the year-to-date periods ending June 30, 2002 and 2001.

6.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share for the three month and six month periods ended June 30, 2002 and 2001:

                                          Three Months Ended  Six Months Ended
                                                June 30,           June 30,
(In millions, except per share amounts)
                                             2002    2001         2002    2001
                                             ----    ----         ----    ----

Net Income (1)                               $361    $385         $723    $769
                                             ====    ====         ====    ====
Basic Weighted Average
 Shares Outstanding                           722     731          722     731
Shares Issuable on Exercise of
  Employee Stock Options                        7      11            7      12
                                             ----    ----         ----    ----
Diluted Weighted Average Shares Outstanding   729     742          729     743
                                             ====    ====         ====    ====

Basic Earnings Per Share:                  $ 0.50  $ 0.53       $ 1.00  $ 1.05
Diluted Earnings Per Share:                  0.50    0.52         0.99    1.03

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

8.  Goodwill and Intangibles
    ------------------------

     Effective January 1, 2002, a new accounting standard requires the Company to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effect follows:

(In millions, except                                                 Six Months        Three Months
 per share amounts)                                                Ended June 30,     Ended June 30,
                                 2001        2000        1999           2001               2001
                               --------    --------    --------    --------------     --------------

Net Income                      $1,343      $1,429      $1,739         $ 769              $ 385
Add: Goodwill Amortization,
      Net of Tax                    73          85          77            36                 16
                                ------      ------      ------         -----              -----
Adjusted Net Income             $1,416      $1,514      $1,816         $ 805              $ 401
                                ======      ======      ======         =====              =====


Basic Earnings Per Common Share:

Net Income                       $1.84       $1.95       $2.31         $1.05              $0.53
Goodwill Amortization,
 Net of Tax                       0.10        0.12        0.10          0.05               0.02
                                 -----       -----       -----         -----              -----
Adjusted Net Income              $1.94       $2.07       $2.41         $1.10              $0.55
                                 =====       =====       =====         =====              =====


Diluted Earnings Per Common Share:

Net Income                       $1.81       $1.92       $2.27         $1.03              $0.52
Goodwill Amortization,
 Net of Tax                       0.10        0.11        0.10          0.05               0.02
                                 -----       -----       -----         -----              -----
Adjusted Net Income              $1.91       $2.03       $2.37         $1.08              $0.54
                                 =====       =====       =====         =====              =====

Goodwill by segment for the quarter ended June 30, 2002 is as follows:

                    Servicing
                       and
                    Fiduciary   Corporate   Retail   Financial Consolidated
(In millions)       Businesses   Banking    Banking   Markets     Total
                    ----------  ---------   -------  --------- -----------
Balance as of
June 30, 2002        $2,158        $31       $109       $ -      $2,298
                     ======        ===       ====       ===      ======

     The Company's business segments are tested annually for goodwill impairment. The Company completed its initial evaluation of goodwill for impairment and determined that no impairment loss was required.

Intangible Assets
---------------------

                                                                     Weighted
                                 Gross                    Net        Average
(In millions)                   Carrying  Accumulated   Carrying   Amortization
                                 Amount  Amortization    Amount   Period in Years
                                -------- ------------   --------  ---------------
Intangible Assets                 $104       $(30)         $74          14


     The aggregate amortization expense of intangibles and goodwill was $2 million and $25 million for the quarters ended June 30, 2002 (intangibles only) and 2001, respectively and $4 million and $54 million for the six months ended June 30, 2002 (intangibles only) and 2001, respectively. Estimated amortization expense for the next five years is as follows:

                  For the year ended        Amortization
(In millions)        December 31,             Expense
                ----------------------    ----------------

                         2002                   $ 8
                         2003                     9
                         2004                     9
                         2005                     9
                         2006                     9

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

     The Company reported second quarter 2002 net income of $361 million or 50 cents per diluted share compared with $385 million or 52 cents per diluted share in the second quarter of 2001. Net income for the first six months was $723 million or 99 cents per diluted share compared with $769 million or $1.03 per diluted share last year. Second quarter 2002 results included $16 million of pre-tax severance expense associated with a 400 person staff reduction, which reduced net income by 1 cent per share.

     The Company's fee-based businesses performed well in a lackluster global capital markets environment. Compared with the first quarter of 2002, second quarter securities servicing fee revenues increased 5% to $478 million. Private client services and asset management fees were $88 million, up 6% versus the first quarter. These increases in securities servicing and private client services and asset management were driven by core growth and acquisitions. The Company is consistently winning new business, contributing to its top line growth and representing further market share gains. The Company's continued focus on fee-based businesses resulted in noninterest income growing to 67% of total revenue in the second quarter, compared with 67% last quarter.

     The Company continues to execute its long-term growth strategy through investments in technology, internal product development, and strategic acquisitions. These initiatives have added clients, opened new markets, and expanded its suite of global product offerings for both issuers and investors. The Company expects this to result in meaningful operating leverage when the capital markets environment improves.

     Fees from the Company's securities servicing businesses increased 5% to $478 million for the second quarter from $454 million last quarter and increased 8% from $443 million in the prior year. Core growth in the businesses accounted for approximately half of the sequential quarter revenue growth, which annualizes to an 11% growth rate. The remaining growth resulted largely from the full quarter benefit of acquisitions closed in the first quarter. Strong performers for the quarter include custody, corporate trust, broker-dealer services, and stock transfer. Custody growth resulted from domestic new business wins and increased customer activity, particularly in Europe and Asia. Corporate trust benefited from strong fixed-income issue volume, particularly in the corporate and municipal markets. Broker-dealer services were positively impacted by new business wins, strong fixed income activity and the increased use of the Company's global collateral management system. Stock transfer growth resulted from a large corporate action related fee and several new business wins. The Company continues to be the world's leading custodian with assets of $6.6 trillion, including $1.8 trillion of cross-border custody assets.

     Private client services and asset management fees increased to $88 million for the second quarter of 2002, up 6% from $83 million last quarter and up 10% from $80 million in the second quarter of 2001. Strong sequential quarter growth primarily benefited from the acquisitions of Gannet Welsh & Kotler and Beacon Fiduciary Advisors, both of which closed during the quarter. Fees were also favorably impacted by continued strong flows into alternative investment funds offered by the Company's Ivy Asset Management subsidiary and demand for the Company's retail investment products.

     Foreign exchange and other trading revenues were $72 million in the second quarter of 2002 compared to $63 million last quarter and $98 million in the second quarter of 2001. Relative to a year ago, second quarter foreign exchange activity was negatively impacted by continuation of the first quarter's lower volatility and narrow spreads. However, the weakening trend of the dollar led to a higher volume of client hedging activity and greater volatility as the second quarter progressed. Other trading revenues decreased as a result of a stable interest rate environment, which negatively impacted the Company's interest rate hedging and risk management businesses. In the second quarter of 2001, other trading revenues were also favorably impacted by revenues from seasonal arbitrage strategies related to the Company's securities lending business.

     Net interest income on a taxable equivalent basis for the second quarter was $436 million, up from $425 million last quarter reflecting growth in the Company's investment securities portfolio and improved pricing on loan and deposit products.

     The provision for credit losses remained steady at $35 million in the second quarter. The Company continues to make significant progress in its program to reduce corporate loan exposures, as it reallocates capital towards its fee-based businesses. At June 30, 2002, exposures related to the Company's emerging telecom accelerated loan disposition program had been reduced to $63 million with related outstandings of $53 million.

     Return on average common equity for the second quarter of 2002 was 22.59% compared with 23.76% in the first quarter of 2002 and 25.44% in the second quarter of 2001. Return on average assets for the second quarter of 2002 was 1.82% compared with 1.84% in the first quarter of 2002 and 2.01% in the second quarter of 2001. For the first six months of 2002, return on average common equity was 23.16% compared with 25.68% in 2001. Return on average assets was 1.83% for the first six months of 2002 compared with 2.02% in 2001.

NONINTEREST INCOME

                                          2nd      1st      2nd
                                        Quarter  Quarter  Quarter   Year-to-Date
                                        -------  -------  -------   ------------
(In millions)                            2002     2002     2001     2002    2001
                                         ----     ----     ----     ----    ----
Servicing Fees
  Securities                             $478     $454     $443   $  932  $  906
  Global Payment Services                  71       73       72      144     141
                                         ----     ----     ----   ------  ------
                                          549      527      515    1,076   1,047
Private Client Services and
  Asset Management Fees                    88       83       80      171     161
Service Charges and Fees                   93       83       95      176     185
Foreign Exchange and
  Other Trading Activities                 72       63       98      134     181
Securities Gains                           25       31       46       56      92
Other                                      28       31       31       60      64
                                         ----     ----     ----   ------  ------
Total Noninterest Income*                $855     $818     $865   $1,673  $1,730
                                         ====     ====     ====   ======  ======

* The Company adopted a new accounting pronouncement related to reimbursable expenses effective January 1, 2002 and reclassified prior year results. As a result, noninterest income increased by $7 million and $9 million in the second quarter of 2002 and 2001 and by $14 million and $16 million in the first half of 2002 and 2001.

     Total noninterest income for the second quarter of 2002 increased by 5% compared with the first quarter of 2002 and decreased 1% compared with the second quarter of 2001. Securities servicing fees increased by 5% from the prior quarter and 8% from one year ago, with revenue growth resulting from core growth and acquisitions. Global payment services fees were essentially flat on both a sequential quarter and a year-over-year basis as growth in cash management was offset by modest declines in trade finance. Private client services and asset management fees were up 6% from the prior quarter and 10% from one year ago, with growth resulting from acquisitions and new business in alternative and retail investment products. Service charges and fees were up 12% from the prior quarter and down slightly from one year ago. The sequential quarter increase reflects a pick-up in loan syndication and capital markets fees from the first quarter. Foreign exchange and other trading revenues were up 14% from the prior quarter and down 27% from one year ago. Securities gains of $25 million in the second quarter were down from $31 million in the prior quarter and $46 million one year ago, reflecting the Company's capital allocation initiatives away from equity investing, as well as weak equity market conditions.

NET INTEREST INCOME



                             2nd         1st         2nd
                           Quarter     Quarter     Quarter        Year-to-Date
(Dollars in millions on    -------     -------     -------       --------------
 a tax equivalent basis)    2002        2002        2001        2002        2001
                            ----        ----        ----        ----        ----
Net Interest Income         $436        $425        $446        $861        $887
Net Interest Rate
 Spread                     2.31%       2.30%       2.00%       2.31%       1.89%
Net Yield on Interest
 Earning Assets             2.65        2.63        2.79        2.64        2.77


     Net interest income on a taxable equivalent basis was $436 million in the second quarter of 2002 compared with $425 million in the first quarter of 2002 and $446 million in the second quarter of 2001. The net interest rate spread was 2.31% in the second quarter of 2002, compared with 2.30% in the first quarter of 2002 and 2.00% one year ago. The net yield on interest earning assets was 2.65% compared with 2.63% in the first quarter of 2002 and 2.79% in last year's second quarter.

     The increase in net interest income from the first quarter is primarily due to growth in the Company's highly-rated investment securities portfolio, improved pricing on loan and deposit products, and an extra day in the quarter. During the quarter, the Company adopted a neutral position in terms of its exposure to changing interest rates.

     For the first six months of 2002, net interest income on a taxable equivalent basis amounted to $861 million compared with $887 million in the first half of 2001. The year-to-date net interest rate spread was 2.31% in 2002 compared with 1.89% in 2001, while the net yield on interest earning assets was 2.64% in 2002 and 2.77% in 2001.

     Interest income would have been increased by $4 million and $2 million for the second quarters of 2002 and 2001 and $8 million and $5 million for the first six months of 2002 and 2001 if loans on nonaccrual status at June 30, 2002 and 2001 had been performing for the entire period.

NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the second quarter of 2002 was $696 million compared with $649 million in the first quarter of 2002 and $664 million in 2001. Of the $47 million in sequential quarter expense increase, $16 million relates to severance and $12 million relates to acquisitions. The growth in core expenses annualizes to an 11% rate, driven by higher technology spending, incentive compensation and other variable expenses.

     As a result of applying a new accounting pronouncement related to goodwill and intangibles, amortization in the second quarter and the first six months of 2002 declined to $2 million and $4 million compared with $25 million and $54 million in 2001.

     The efficiency ratio for the second quarter of 2002 was 55.0% compared with 53.5% in the first quarter of 2002 and 52.5% in the second quarter of 2001. For the first half of 2002, the efficiency ratio was 54.3% compared with 52.4% last year. Excluding severance costs, the efficiency ratio for the second quarter would have been 53.7%.

     The effective tax rates for the second quarter and the first six months of 2002 were 34.0% and 33.8% compared with 36.0% in the second quarter and 36.1% in the first six months of 2001. The decline in the rate from a year ago primarily reflects fewer nondeductible expenses as well as the benefit from federal Section 29 synthetic fuel tax credits.


CAPITAL

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and The Bank of New York ("the Bank"), in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of June 30, 2002 and 2001, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:


                    June 30, 2002          June 30, 2001
                ---------------------  ---------------------               Well       Adequately
                                                              Company   Capitalized   Capitalized
                   Company     Bank       Company     Bank    Targets   Guidelines    Guidelines
                   -------     ----       -------    ------   -------   -----------   -----------
Tier 1*              7.70%     7.59%        8.07%     7.62%     7.75%        6%            4%
Total Capital**     11.48     11.21        12.07     11.05     11.75        10             8
Leverage             6.82      6.70         7.40      6.92      7.00         5            3-5
Tangible Common
  Equity             5.41      6.07         5.56      6.95    5.25-6.00

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $14.3 billion and $11.0 billion on an average basis for the first six months of 2002 and 2001. Stable foreign deposits, primarily from the Company's European based securities servicing business, were $24.8 billion and $26.4 billion for the first six months of 2002 and 2001. Savings and other time deposits were $9.7 billion on a year-to-date average basis at June 30, 2002 compared to $9.5 billion at June 30, 2001. A significant reduction in the Company's securities businesses would reduce its access to foreign deposits.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a collateralized line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At June 30, 2002, the amount of dividends the Bank could pay to the Parent and remain in compliance with federal bank regulatory requirements was $466 million. This dividend capacity would increase in the remainder of 2002 to the extent of net income, less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $900 million. These assets could be liquidated and the proceeds delivered by dividend or loaned to the Parent.

     The Company has a line of credit with the Bank, which is subject to limits imposed by federal banking law. At June 30, 2002, the Parent could use the subsidiaries' liquid securities as collateral to allow it to borrow $436 million rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. The Parent had no borrowings from the Bank at June 30, 2002.

     At June 30, 2002, the Parent's quarterly average commercial paper borrowings were $66 million compared with $340 million in 2001. Commercial paper outstandings were $127 million and $320 million at June 30, 2002 and 2001. At June 30, 2002, the Parent had cash of $866 million.

     The Parent has back-up lines of credit of $350 million at financial institutions. This line of credit matures in October 2002. The Parent expects to enter into a replacement line of credit on or before the maturity. There were no borrowings under the line of credit at June 30, 2002 and June 30, 2001.

     The Parent also has the ability to access the capital markets. The Parent has a shelf registration statement with a remaining capacity of $2.4 billion of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of July 31, 2002 were as follows:

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

     The Parent has approximately $600 million of long-term debt that becomes due before December 31, 2002. In addition, at June 30, 2002 the Parent has the option to call $350 million of debt in the remainder of 2002 and expects to call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     The Parent has $400 million of trust preferred securities that has been called for redemption September 1, 2002. As a result, these securities no longer qualify as Tier 1 Capital.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at June 30, 2002 and 2001 was 101.58% and 101.40%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 2002 and June 30, 2001 are as follows:
                                                            2nd Quarter 2002
                                    June 30, 2002               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                 $ 43,100  $   98    $    -     $   81    $    -
 Swaps                       144,429   1,423       811      1,448       881
 Written Options             123,597       -     1,066          -     1,023
 Purchased Options            44,083     188         -        174         -
Foreign Exchange Contracts:
 Swaps                         1,969       -         -          -         -
 Written Options              15,278       -       166          -        83
 Purchased Options            17,611      68         -         79         -
 Commitments to Purchase
  and Sell Foreign Exchange   59,371     825       835        437       463
Debt Securities                    -   3,938       142      4,473        37
Credit Derivatives             2,075       8         1         17         7
Equity Derivatives                 -      29        12         27         7
                                      ------    ------     ------    ------
Total Trading Account                 $6,577    $3,033     $6,736    $2,501
                                      ======    ======     ======    ======

                                                            2nd Quarter 2001
                                    June 30, 2001               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                            Notional
Trading Account              Amount   Assets Liabilities   Assets  Liabilities
---------------             --------  ------ -----------   ------  -----------
Interest Rate Contracts:
 Futures and Forward
  Contracts                 $ 39,741  $    2    $    -    $     -    $    -
 Swaps                       113,972     842       342        986       467
 Written Options              92,828       -       845          -       887
 Purchased Options            39,917     125         -        135         -
Foreign Exchange Contracts:
 Swaps                         1,297       -         -          -         -
 Written Options              10,953       -        24          -        76
 Purchased Options            14,563      68         -        109         -
 Commitments to Purchase
  and Sell Foreign Exchange   54,974     538       540        599       596
Debt Securities                    -   8,302         9      8,992        10
Credit Derivatives             1,860       9         3          6         3
Equity Derivatives                 -      18         -        292       312
                                      ------    ------    -------    ------
Total Trading Account                 $9,904    $1,763    $11,119    $2,351
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


(In millions)                  2nd Quarter 2002                Year-to-Date 2002
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   6/30/02
                      --------   --------   --------     -------   -------   -------   -------
Interest rate           $4.8       $3.5       $6.6         $5.0      $3.4      $9.2      $4.6
Foreign Exchange         1.5        0.7        3.8          1.2       0.6       3.8       0.9
Equity                     -          -        1.1            -         -       1.1       0.8
Diversification         (2.1)        NM         NM         (1.8)       NM        NM      (1.8)
Overall Portfolio        4.2        3.0        7.2          4.4       3.0       8.3       4.5


(In millions)                  2nd Quarter 2001                Year-to-Date 2001
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   6/30/01
                      --------   --------   --------     -------   -------   -------   -------
Interest rate           $4.4       $2.9       $6.4         $4.5      $2.6      $6.4      $5.8
Foreign Exchange         1.2        0.7        1.9          1.2       0.6       2.7       0.8
Equity                     -          -        0.3            -         -       0.3         -
Diversification         (2.0)        NM         NM         (2.0)       NM        NM      (2.2)
Overall Portfolio        3.6        2.3        5.9          3.7       2.3       6.1       4.4


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

     To the extent actual results differ from forecasts or management's judgment, the allowance for credit losses may be greater or less than future charge-offs.

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

NONPERFORMING ASSETS

                                                                   Change
                                                                 6/30/02 vs.
(Dollars in millions)                 6/30/02       3/31/02        3/31/02
                                     --------      --------       --------
Loans:
     Commercial                        $184          $187            $(3)
     Foreign                             97            67             30
     Other                               34            20             14
                                       ----          ----            ---
  Total Nonperforming Loans             315           274             41
Other Real Estate                         1             1              -
                                       ----          ----            ---
  Total Nonperforming Assets           $316          $275            $41
                                       ====          ====            ===

Nonperforming Assets Ratio              0.9%          0.8%
Allowance/Nonperforming Loans         195.7         225.1
Allowance/Nonperforming Assets        194.9         223.8


     Nonperforming assets totaled $316 million at June 30, 2002, compared with $275 million at March 31, 2002 and $245 million at June 30, 2001. The increase in foreign nonperforming loans primarily reflects Argentine loans which became nonperforming in the second quarter of 2002. The increase in other nonperforming loans primarily reflects a private banking loan placed on nonaccrual in the second quarter of 2002.

     As a result of continued weakness in the economy, the Company expects nonperforming loans to continue to rise in the third and fourth quarters of 2002. The Company has a large exposure in aggregate to the subsidiaries of a major cable operator that has filed for voluntary bankruptcy. The Company currently anticipates that it will achieve full recovery on this exposure; however, this exposure may be classified as nonperforming at some future date.

IMPAIRED LOANS

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans:

(Dollars in millions)                         6/30/02            3/31/02
                                             --------           --------

Impaired Loans with an Allowance                $246               $208
Impaired Loans without an Allowance(1)            23                 30
                                                ----               ----
Total Impaired Loans                            $269               $238
                                                ====               ====
Allowance for Impaired Loans(2)                 $110               $ 77
Average Balance of Impaired Loans
 during the Quarter                              245                212
Interest Income Recognized on
 Impaired Loans during the Quarter               0.6                0.7

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

                                  2nd         1st          2nd
                                Quarter     Quarter      Quarter    Year-to-date
                                -------     -------      -------   -------------
(In millions)                     2002        2002        2001     2002     2001
                                  ----        ----        ----     ----     ----
Provision                         $ 35        $ 35        $ 30     $ 70     $ 60
                                  ====        ====        ====     ====     ====
Net Charge-offs:
  Commercial                      $(17)       $(30)       $(26)    $(47)    $(54)
  Foreign                            -           1           -        1        -
  Other                            (14)          -          (1)     (14)      (1)
  Consumer                          (4)         (6)         (3)     (10)      (5)
                                  -----       -----       -----    -----    -----
     Total                        $(35)       $(35)       $(30)    $(70)    $(60)
                                  =====       =====       =====    =====    =====

Other Real Estate Expenses        $  -        $  -        $  -     $  -     $  2


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

     Based on a review of these elements, the allowance for credit losses was $616 million, or 1.71% of loans at June 30, 2002, compared with $616 million, or 1.74% of loans at March 31, 2002, and $616 million, or 1.68% of loans at June 30, 2001. The ratio of the allowance to nonperforming assets was 194.9% at June 30, 2002, compared with 223.8% at March 31, 2002, and 251.0% at June 30, 2001. Included in the Company's allowance for credit losses at June 30, 2002 is an allocated transfer risk reserve related to Argentina of $31 million.

     Applying the four elements to the various segments of the loan portfolio results in an allocation of the allowance for credit losses as follows:

                                  6/30/02      3/31/02
                                  -------      -------

Domestic
     Real Estate                        4%           6%
     Commercial                        72           70
     Consumer                           1            1
Foreign                                13            9
Unallocated                            10           14
                                      ---          ---
                                      100%         100%
                                      ===          ===

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

WORLD TRADE CENTER DISASTER

     The Company's insurance claim has been segmented into four major components. As of the date of this filing, the Company has submitted claims or presented estimated losses for all of the categories to its insurance carriers. There is still a verification and negotiation process to take place but the Company expects to receive continued payments over the coming months.

     The Company has developed a migration plan for returning to its downtown facilities. The reoccupation has begun and is expected to be completed by the end of the third quarter. The Company's diversification plans include moving some staff to other locations including new space in the metropolitan area as well as to growth centers in Syracuse, New York and Orlando, Florida. In the meantime, the Company continues to operate from several interim facilities in Manhattan. As the Company vacates the interim facilities it offers them for sublet. The Company expects that the loss on sublease could exceed $200 million, and that this amount will be covered by insurance.

      During the second quarter, the Company incurred $31 million of expenses associated with its interim operating facilities which were netted against an offsetting insurance recovery. In addition, during the second quarter the Company completed its assessment of damaged equipment from the WTC disaster and wrote off an incremental $38 million of technology equipment, against which it booked an offsetting insurance recovery. Since the WTC disaster, the Company has recorded expenses and lost revenue of $334 million, insurance recoveries of $267 million, and received payments on its claim of $275 million. Additional recoveries will be reflected in the future, largely related to interim space costs.

POTENTIAL IMPACT OF LOWER EQUITY PRICE LEVELS

     As of the market close on August 9th, the S&P 500 has declined by 8.2% and the Dow Jones Industrial Average has declined by 5.4% from June 30th levels. The continued deterioration in the equity markets has several potential negative effects on the Company.

     The Company holds investments in portfolios of 1) equity securities of other financial institutions, 2) LBO sponsor-managed private equities and 3) fixed income investment securities in part to generate securities gains. The weakness in the equity markets could negatively impact the Company's ability to sustain securities gains at the same levels as occurred in the first two quarters of 2002 ($31 and $25 million, respectively).

     The lower equity price levels also affect selected other revenue categories of the Company, including private client services/asset management fees, as well as fees of certain securities servicing business lines, such as custody and mutual fund services. In general, however, the Company's overall securities servicing business revenue generation is more dependent on market volumes and volatility than asset price levels, both of which have trended up in the third quarter-to-date.

     Lastly, the Company has an overfunded pension plan which has generated sizable pension credits in recent years. Lower actual returns on assets, potentially combined with a projected lower rate of return on plan assets going forward, could result in smaller pension credits in 2003 and beyond.

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

     The Retail Banking segment includes consumer lending, residential mortgage lending, and retail deposit services. The Company operates 342 branches in 23 counties in three states.

     The Financial Markets segment includes trading of foreign exchange and interest rate products, investing and leasing activities, and treasury services to other segments. This segment offers a comprehensive array of multi-currency hedging and yield enhancement strategies.

The segments contributed to the Company's profitability as follows:

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate  Retail   Financial  Reconciling  Consolidated
June 30, 2002           Businesses   Banking   Banking   Markets      Items        Total
---------------------   ----------  ---------  -------  ---------  -----------  ------------
Net Interest Income         $120       $102       $122      $ 91       $(12)        $423
Provision for
  Credit Losses                -         26          3         -          6           35
Noninterest Income           691         73         28        64         (1)         855
Noninterest Expense          486         50         78        21         61          696
                            ----       ----       ----      ----       -----        ----
Income Before Taxes         $325       $ 99       $ 69      $134       $(80)        $547
                            ====       ====       ====      ====       =====        ====

Average Assets            $8,994    $22,979     $5,108   $40,303      $2,303     $79,687
                          ======    =======     ======   =======      ======     =======

In Millions             Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate  Retail   Financial  Reconciling  Consolidated
June 30, 2001           Businesses   Banking   Banking   Markets      Items        Total
---------------------   ----------  ---------  -------  ---------  -----------  ------------
Net Interest Income         $137       $127       $124      $ 62       $(20)        $430
Provision for
  Credit Losses                -         30          2         1         (3)          30
Noninterest Income           675         78         28        70         14          865
Noninterest Expense          434         56         74        19         81          664
                            ----       ----      -----      ----      ------        ----
Income Before Taxes         $378       $119       $ 76      $112       $(84)        $601
                            ====       ====      =====      ====       =====        ====

Average Assets            $9,067    $26,997     $4,422   $34,327      $1,898     $76,711
                          ======    =======     ======   =======      ======     =======


In Millions             Servicing
                           and
For the Six Months      Fiduciary   Corporate   Retail  Financial  Reconciling  Consolidated
Ended June 30, 2002     Businesses   Banking    Banking  Markets      Items        Total
---------------------   ----------  ---------   ------- ---------  -----------  ------------
Net Interest Income       $  241        $207      $235      $176      $ (24)      $  835
Provision for
  Credit Losses                -          53         6         -         11           70
Noninterest Income         1,350         142        58       117          6        1,673
Noninterest Expense          946          96       159        43        101        1,345
                          ------        ----      ----      ----      ------      ------
Income Before Taxes       $  645        $200      $128      $250      $(130)      $1,093
                          ======        ====      ====      ====      ======      ======

Average Assets            $8,982     $23,425    $4,960   $40,032      $2,249     $79,648
                          ======     =======    ======   =======      ======     =======

In Millions             Servicing
                           and
For the Six Months      Fiduciary   Corporate   Retail  Financial  Reconciling  Consolidated
Ended June 30, 2001     Businesses   Banking    Banking  Markets      Items        Total
---------------------   ----------  ---------   ------- ---------  -----------  ------------
Net Interest Income       $  303        $255      $252      $ 88      $ (41)      $  857
Provision for
  Credit Losses                -          61         3         -         (4)          60
Noninterest Income         1,354         155        55       144         22        1,730
Noninterest Expense          873         115       151        35        150        1,324
                          ------        ----      ----      ----      ------      ------
Income Before Taxes       $  784        $234      $153      $197      $(165)      $1,203
                          ======        ====      ====      ====      ======      ======

Average Assets            $8,836     $27,353    $4,445   $34,223      $1,839     $76,696
                          ======     =======    ======   =======      ======     =======

Segment Highlights

Servicing and Fiduciary Businesses
----------------------------------

     In the second quarter of 2002, noninterest income was $691 million compared with $675 million in 2001.

     Fees from the Company's securities servicing businesses increased 5% to $478 million for the second quarter from $454 million last quarter and increased 8% from $443 million in the prior year. Core growth in the businesses accounted for approximately half of the sequential quarter revenue growth, which annualizes to an 11% growth rate. The remaining growth resulted largely from the full quarter benefit of acquisitions closed in the first quarter. Strong performers for the quarter include custody, corporate trust, broker-dealer services, and stock transfer. Custody growth resulted from domestic new business wins and increased customer activity, particularly in Europe and Asia. Corporate trust benefited from strong fixed-income issue volume, particularly in the corporate and municipal markets. Broker-dealer services were positively impacted by new business wins, strong fixed income activity and the increased use of the Company's global collateral management system. Stock transfer growth resulted from a large corporate action related fee and several new business wins. The Company continues to be the world's leading custodian with assets of $6.6 trillion, including $1.8 trillion of cross-border custody assets.

     Private client services and asset management fees increased to $88 million for the second quarter of 2002, up 6% from $83 million last quarter and up 10% from $80 million in the second quarter of 2001. Strong sequential quarter growth primarily benefited from the acquisitions of Gannet Welsh & Kotler and Beacon Fiduciary Advisors, both of which closed during the quarter. Fees were also favorably impacted by continued strong flows into alternative investment funds offered by the Company's Ivy Asset Management subsidiary and demand for the Company's retail investment products. Assets under management were $75 billion while assets under administration were $30 billion at June 30, 2002.

     Net interest income in the Servicing and Fiduciary businesses segment was $120 million for the second quarter of 2002 compared with $137 million in 2001. The decrease in net interest income is primarily due to a decline in interest rates, which lowers the value of low-cost deposits generated by these businesses.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the second quarters of 2002 and 2001. Noninterest expense for the second quarter of 2002 was $486 million compared with $434 million in 2001. The rise in noninterest expense is attributable to acquisitions, as well as the Company's continued investment in technology.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $102 million in the second quarter of 2002, compared with last year's $127 million. The decrease reflects the decline in loan assets, as well as a decline in both the volume and the value of low cost short-term deposits.

     The second quarter of 2002 provision for credit losses was $26 million compared with $30 million last year. The decrease principally reflects a reduction in corporate credit exposure in 2002. Net charge-offs in the Corporate Banking segment were $30 million and $27 million in the second quarter's of 2002 and 2001. Noninterest income was $73 million in the current year compared with $78 million last year. This reflects lower loan syndication and capital markets fees from slow market activity and the Company's efforts to reduce corporate loan commitments. Total loan commitments declined to $40.0 billion at June 30, 2002 from $42.6 billion at March 31, 2002. Noninterest expenses were $50 million in the second quarter of 2002 compared with $56 million in 2001 reflecting lower compensation expenses.

Retail Banking
--------------

     In the Retail Banking segment, net interest income in the second quarter of 2002 was $122 million compared with $124 million in 2001 reflecting a decline in the value of demand deposits in a lower interest rate environment. Noninterest income was $28 million for the quarter flat with $28 million last year. Noninterest expense in the second quarter of 2002 was $78 million compared with $74 million in the previous year's period because of higher compensation and technology expenses. Net charge-offs increased to $5 million in the second quarter of 2002 from $3 million in the second quarter of 2001 due to higher loss experience in the consumer loan portfolio.

Financial Markets
-----------------

     In the Financial Markets segment, net interest income for the quarter was $91 million compared with $62 million in 2001 reflecting both an increase in assets, primarily asset backed securities, as well as lower funding costs. Noninterest income was $64 million in the second quarter of 2002 compared with $70 million in the second quarter of 2001, as both foreign exchange and interest rate derivative trading results were adversely affected by narrower spreads and decreased volatility. Net charge-offs were zero in the second quarters of 2002 and 2001.

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

Reconciling Items
-----------------

     Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill and intangibles. Reconciling items for noninterest income primarily relate to the sale of certain securities. Reconciling items for noninterest expense include amortization of goodwill and intangibles, severance, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.


                                  Second     Second     Year-to-Date
                                  Quarter    Quarter      June 30,
(In millions)                      2002       2001      2002    2001
                                  -------    -------   --------------
Segment's revenue                 $1,291     $1,301    $2,526  $2,606

Adjustments:
     Earnings associated with
       assignment of capital         (25)       (34)      (52)    (68)
     Securities gains                 (2)         7         1      12
     Taxable equivalent basis and
       other tax-related items        13         15        28      27
     Other                             1          6         5      10
                                  ------     ------    ------  ------
Subtotal-revenue adjustments         (13)        (6)      (18)    (19)
                                  ------     ------    ------  ------
Consolidated revenue              $1,278     $1,295    $2,508  $2,587
                                  ======     ======    ======  ======

Segment's income before tax       $  627     $  685    $1,223  $1,368
Adjustments:
     Revenue adjustments (above)     (13)        (6)      (18)    (19)
     Provision for credit losses
       different than GAAP            (6)         3       (11)      4
     Severance costs                 (16)         -       (16)      -
     Goodwill and
       intangible amortization        (2)       (26)       (4)    (54)
     Corporate overhead              (43)       (55)      (81)    (96)
                                  ------     ------    ------  ------
Consolidated income before tax    $  547     $  601    $1,093  $1,203
                                  ======     ======    ======  ======

Segments' total average assets   $77,384    $74,813   $77,399 $74,857
Adjustments:
     Goodwill and Intangibles      2,303      1,898     2,249   1,839
                                 -------    -------   ------- -------
Consolidated average assets      $79,687    $76,711   $79,648 $76,696
                                 =======    =======   ======= =======

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

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the three months              For the three months
                                            ended June 30, 2002               ended June 30, 2001
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,737       $  44       3.03%    $ 5,563       $  62      4.46%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       2,834          12       1.69       3,602          38      4.28
Loans
 Domestic Offices                       19,068         245       5.16      18,941         321      6.80
 Foreign Offices                        15,566         132       3.40      18,228         274      6.04
                                       -------       -----                -------       -----
   Total Loans                          34,634         377       4.37      37,169         595      6.43
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               669           9       5.40       1,019          14      5.68
 U.S. Government Agency Obligations      3,253          45       5.54       2,880          47      6.43
 Obligations of States and
  Political Subdivisions                   580           9       6.54         638          13      7.88
 Other Securities                       10,112         124       4.89       4,086          61      6.02
 Trading Securities                      8,124          68       3.36       9,003         111      4.91
                                       -------       -----                -------       -----
   Total Securities                     22,738         255       4.49      17,626         246      5.57
                                       -------       -----                -------       -----
Total Interest-Earning Assets           65,943         688       4.18%     63,960         941      5.90%
                                                     -----                              -----
Allowance for Credit Losses               (616)                              (612)
Cash and Due from Banks                  2,726                              2,791
Other Assets                            11,634                             10,572
                                       -------                            -------
   TOTAL ASSETS                        $79,687                            $76,711
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,405       $  21       1.33%    $ 6,190       $  53      3.41%
 Savings                                 8,171          22       1.10       7,650          41      2.14
 Certificates of Deposit
  $100,000 & Over                        1,252           8       2.50         377           5      5.37
 Other Time Deposits                     1,567           9       2.27       1,975          22      4.48
 Foreign Offices                        24,459          98       1.60      25,935         252      3.91
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       41,854         158       1.51      42,127         373      3.55
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,299           8       1.47       2,279          23      4.05
Other Borrowed Funds                     4,394          30       2.73       2,031          28      5.43
Long-Term Debt                           5,450          56       4.06       4,502          71      6.34
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    53,997         252       1.87%     50,939         495      3.90%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,257                             10,696
Other Liabilities                        9,017                              9,011
Common Shareholders' Equity              6,416                              6,065
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $79,687                            $76,711
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 436       2.31%                  $ 446      2.00%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.65%                             2.79%
                                                                 ====                              ====


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the six months                 For the six months
                                            ended June 30, 2002                ended June 30, 2001
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 5,481       $  79       2.88%    $ 5,697       $ 132      4.66%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       3,069          26       1.72       3,666          89      4.92
Loans
 Domestic Offices                       19,211         490       5.15      19,028         661      6.99
 Foreign Offices                        15,869         270       3.43      18,667         611      6.61
                                       -------       -----                -------       -----
   Total Loans                          35,080         760       4.37      37,695       1,272      6.80
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               736          20       5.37       1,146          32      5.71
 U.S. Government Agency Obligations      3,075          87       5.66       2,340          76      6.55
 Obligations of States and
  Political Subdivisions                   574          19       6.57         660          26      7.90
 Other Securities                        9,322         231       4.96       3,682         108      5.93
 Trading Securities                      8,435         141       3.38       9,596         253      5.27
                                       -------       -----                -------       -----
   Total Securities                     22,142         498       4.51      17,424         495      5.72
                                       -------       -----                -------       -----
Total Interest-Earning Assets           65,772       1,363       4.18%     64,482       1,988      6.21%
                                                     -----                              -----
Allowance for Credit Losses               (616)                              (613)
Cash and Due from Banks                  2,683                              2,712
Other Assets                            11,809                             10,115
                                       -------                            -------
   TOTAL ASSETS                        $79,648                            $76,696
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,661       $  44       1.34%    $ 6,197       $ 123      4.01%
 Savings                                 8,114          48       1.18       7,572          90      2.39
 Certificates of Deposit
  $100,000 & Over                          877          12       2.74         392          11      5.79
 Other Time Deposits                     1,585          19       2.38       1,940          45      4.72
 Foreign Offices                        24,816         195       1.59      26,372         566      4.33
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       42,053         318       1.53      42,473         835      3.97
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              2,203          16       1.47       2,375          55      4.66
Other Borrowed Funds                     4,566          59       2.58       2,030          59      5.84
Long-Term Debt                           5,239         109       4.15       4,510         152      6.75
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    54,061         502       1.87%     51,388       1,101      4.32%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,192                             10,852
Other Liabilities                        9,097                              8,415
Common Shareholders' Equity              6,298                              6,041
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $79,648                            $76,696
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 861       2.31%                  $ 887      1.89%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.64%                             2.77%
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

     On February 1, 2002, counsel for plaintiffs in the two federal court actions filed a shareholder derivative action in New York Supreme Court, New York County that made allegations substantially similar to the two federal court actions that were dismissed. The Company and the Bank requested that the New York State Supreme Court issue an order consolidating the new state court shareholder derivative action with the two shareholder derivative actions previously filed. Plaintiffs in the new shareholder derivative action opposed consolidation. On July 15, 2002, the court ordered the consolidation of the new action.

     The two previously filed state court derivative actions, which do not include any allegations of personal misconduct, are still pending. Lead plaintiffs' counsel for all pending shareholder derivative actions and counsel for defendants are currently undertaking court-appointed mediation.

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

     On October 24, 2000, three alleged shareholders of Inkombank filed an action in the Supreme Court, New York County against the Company, the Bank and Inkombank. The complaint alleges that the defendants fraudulently induced the plaintiffs to refrain from redeeming their alleged $40 million investment in Inkombank. The complaint asserts a single cause of action for fraud, seeking $40 million plus 12% interest from January 1994, punitive damages, costs, interest and attorney fees. The Court denied the Company and the Bank's motion to dismiss the complaint on January 15, 2002. The Company and the Bank's motion to reargue is pending. Discovery is ongoing. The Company and the Bank believe that the allegations of the complaint are without merit and intend to defend the action vigorously.

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

Item 2.  Sales of Unregistered Common Stock
-------------------------------------------


     During the second quarter of 2002, shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

     (a) On June 14, 2002, 14,400 shares of common stock were issued to serving non-employee directors as part of their annual retainer and 2,400 shares of common stock were issued to a retired director who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.

     (b) On June 19, 2002, 34,590 shares of the Company's common stock were issued to the former shareholders of a corporation previously acquired by the Company.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     The Company held its annual meeting on May 14, 2002 at The Bank of New York at 385 Rifle Camp Road, West Paterson, New Jersey. The shareholders:

     (1)  elected fourteen persons to serve as directors of the Company;

     (2) ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for 2002; and

     (3) defeated a shareholder proposal with respect to former government officials.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable. Pursuant to New York law, abstentions and broker non-votes are not counted toward the election of directors.


                                 FOR          AGAINST/WITHHELD     ABSTAINED     BROKER NON-VOTES

(1)  Election of Directors:

     J. Carter Bacot             611,171,253      24,911,239
     Frank J. Biondi, Jr.        618,531,372      17,551,120
     William R. Chaney           617,820,894      18,261,598
     Nicholas M. Donofrio        615,442,967      20,639,525
     Alan R. Griffith            618,487,137      17,595,355
     Gerald L. Hassell           618,555,691      17,526,801
     Richard J. Kogan            618,528,219      17,554,273
     John A. Luke, Jr.           615,312,189      20,770,303
     John C. Malone              617,439,569      18,642,923
     Paul Myners                 618,611,212      17,471,280
     Catherine A. Rein           615,489,446      20,593,046
     Thomas A. Renyi             618,583,608      17,498,884
     William C. Richardson       615,520,406      20,562,086
     Brian L. Roberts            615,469,977      20,612,515

(2)  Ratification of Auditors    614,445,128      18,177,756        3,459,608

(3)  Approval of Shareholder
     Proposal With Respect to
     Former Government Officials  23,946,554     489,159,861       16,389,046     106,587,031


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges for the Three Months and Six Months Ended June 30, 2002 and 2001.

(b)  The Company filed the following reports on Form 8-K since
     March 31, 2002:

     On April 17, 2002, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2002 contained in the Company's press release dated April 17, 2002.

     On May 23, 2002, the Company filed a Form 8-K Current Report (Item 5 and 7), which report included four exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-62516, 333-62516-01, 333-62516-02, 333-62516-03, 333-62516-04) covering the Company's 5.20% Senior
Notes due 2007, issuable under an Indenture, dated as of July 18, 1991 between the Company and Deutsche Bank Trust Company Americas. The exhibits consist of the Pricing Agreement dated May 14, 2002; the Form of Note; an Officers' Certificate pursuant to Section 301 of the Indenture; and the opinion of counsel as to the legality of the Notes.

     On June 26, 2002, the Company filed a Form 8-K Current Report (Item 5 and 7), which report included seven exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-89586, 333-89586-01, 333-89586-02, 333-89586-03, 333-89586-04) covering the Company's Senior
Subordinated Medium-Term Notes, Series F and Senior Medium-Term Notes, Series E, issuable under an Indenture, dated as of October 1, 1993 between the Company and J.P. Morgan Trust Company and an Indenture, dated July 18, 1991 between the Company and Deutsche Bank Trust Company Americas. The exhibits consist of the form of Distribution Agreement dated June 26, 2002; the Forms of Notes; Officers' Certificates pursuant to Section 301 of the Indentures; and the opinion of counsel as to the legality of the Notes.

     On July 17, 2002, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 2002 contained in the Company's press release dated July 17, 2002.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                       (Registrant)





Date: August 14, 2002             By:  /s/ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT INDEX
                                --------------


Exhibit        Description
-------        -----------



   12 Ratio of Earnings to Fixed Charges for the Three Months and Six Months Ended June 30, 2002 and 2001.