Form 10-Q
period 2002-09-30
BANK OF NEW YORK CO INC
filed 2002-11-14
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended September 30, 2002



   The Quarterly Report on Form 10-Q and cross reference index is on page 44.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Overview                                                     2

          - Summary of Results                                           2

          - Business Segments Review                                     4

          - Consolidated Income Statement Review                        11

          - Consolidated Balance Sheet Review                           14

          - Statistical Information                                     27

          - Forward Looking Statements                                  31

         Consolidated Financial Statements

          - Consolidated Balance Sheets
            September 30, 2002 and December 31, 2001                    33

          - Consolidated Statements of Income
            For the Three and Nine Months
            Ended September 30, 2002 and 2001                           34

          - Consolidated Statement of Changes In
            Shareholders' Equity For the Nine
            Months Ended September 30, 2002                             35

          - Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2002 and 2001       36

          - Notes to Consolidated Financial Statements             37 - 43

         Form 10-Q                                                      44

          - Controls and Procedures                                     45

          - Legal Proceedings                                           45

          - Exhibits and Reports on Form 8-K                            47

          - Signature                                                   48

          - Certifications                                              49

                      Consolidated Financial Highlights
                   (Dollars in millions, except per share amounts)
                                    (Unaudited)

                                                   2002       2001      Change
                                                   ----       ----      ------
For the Three Months Ended September 30:
----------------------------------------
  Net Income                                    $    79    $   243     (67.5)%
    Per Common Share:
      Basic                                     $  0.11    $  0.33     (66.7)
      Diluted                                      0.11       0.33     (66.7)
      Cash Dividends Paid                          0.19       0.18       5.6

  Return on Average Common Shareholders'
      Equity                                       4.73%     15.11%
  Return on Average Assets                         0.40       1.11


For the Nine Months Ended September 30:
---------------------------------------
  Net Income                                    $   802    $ 1,012     (20.7)%
    Per Common Share:
      Basic                                     $  1.11    $  1.38     (19.6)
      Diluted                                      1.10       1.36     (19.1)
      Cash Dividends Paid                          0.57       0.54       5.6

  Return on Average Common Shareholders'
      Equity                                      16.74%     21.99%
  Return on Average Assets                         1.35       1.69


As of September 30:
-------------------
  Assets                                        $80,987    $89,677      (9.7)%
  Loans                                          34,242     45,536     (24.8)
  Securities                                     18,023     13,370      34.8
  Deposits - Domestic                            32,964     28,398      16.1
           - Foreign                             24,005     31,863     (24.7)
  Long-Term Debt                                  5,528      4,627      19.5
  Common Shareholders' Equity                     6,633      6,466       2.6

  Common Shareholders' Equity Per Share            9.15       8.78       4.2
  Market Value Per Share of Common Stock          28.74      35.00     (17.9)

  Allowance for Credit Losses as a Percent
    of Loans                                       1.99%      1.35%
  Tier 1 Capital Ratio                             7.69       7.51
  Total Capital Ratio                             11.72      11.02
  Leverage Ratio                                   6.77       6.78
  Tangible Common Equity Ratio                     5.38       4.94


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

OVERVIEW

     The Bank of New York Company, Inc., is a financial holding company and together with its consolidated subsidiaries (the "Company") (NYSE: BK), has total assets of over $80 billion as of September 30, 2002. The Company provides a complete range of banking and other financial services to corporations and individuals worldwide through its basic businesses, namely, Securities Servicing, Global Payment Services and BNY Asset Management and Private Client Services, Retail Banking, Corporate Banking, and Global Market Services.

     The Company has maintained a consistent strategy of focusing on high-growth, fee-based businesses that has transformed the Company from a traditional commercial bank into one of the world's premier financial asset servicers. Today, the Company is a market-leader in many businesses that focus on servicing securities issuers and all forms of investors and intermediaries. The Company's well-diversified franchise has become an integral part of the infrastructure of the global capital markets. The Company's breadth of products and services allows it to build client relationships through many different avenues in major markets and regions throughout the world.

SUMMARY OF RESULTS

     The Company's actual results of future operations may differ from those set forth in certain forward looking statements contained herein. Refer to further discussion under the heading "Forward Looking Statements".

     The Company reported third quarter net income of $79 million or 11 cents per fully diluted share compared with $243 million or 33 cents per fully diluted share in the third quarter of 2001. Third quarter 2002 results include a $225 million pre-tax credit loss provision of which $185 million related primarily to deterioration in the telecommunications segment of the Company's loan portfolio. Five credits in this portfolio were charged-off by $120 million and moved to an accelerated disposition portfolio. The third quarter 2002 also included a $210 million valuation adjustment charge against its equity investment portfolios, primarily in its bank stock portfolio. The combined charges of $395 million pre-tax, or $260 million after tax, reduced fully diluted earnings by 36 cents. Third quarter 2001 results include the 19 cents per share impact of the World Trade Center disaster ("WTC disaster"). Net income for the first nine months was $802 million or $1.10 per fully diluted share compared with $1,012 million or $1.36 per fully diluted share in 2001. Excluding these charges, the Company earned 47 cents per fully diluted share for the third quarter of 2002 and $1.46 in the year-to-date period.

     The Company's securities servicing businesses were up slightly in a difficult global capital markets environment. Third quarter securities servicing fee revenues were $480 million compared with $478 million last quarter. Private client services and asset management fees were $85 million, compared with $88 million in the second quarter. Revenues from foreign exchange and other trading activities were $49 million in the third quarter of 2002 compared with $72 million in the second quarter of 2002, reflecting low levels of client activity in both foreign exchange and interest rate management products.

     The market environment in the third quarter was particularly challenging. The charges in the quarter were a reflection of this difficult market; however, they relate to two areas that the Company previously announced were being downsized.

     Importantly, the Company's diversified core businesses continue to exhibit resiliency and to generate significant cash flow, ensuring the maintenance of strong capital ratios, and providing sufficient capital to continue to execute its business strategy. The Company is continuing to reinvest in its core businesses, positioning itself to maximize its capabilities across all products and markets, enhancing its leverage to an improved capital markets environment.

     Fees from the Company's securities servicing businesses increased to $480 million for the third quarter from $478 million in the second quarter. Excluding the benefit of a small acquisition, revenues were essentially flat. This is reflective of the strength of the Company's diversified securities servicing business model, which served to offset the impact of very weak global equity markets.

     Private client services and asset management fees were $85 million for the third quarter of 2002 compared with $88 million in the second quarter. The negative impact of significant equity market price declines was partially offset by continued strong flows into alternative investment funds offered by the Company's Ivy Asset Management subsidiary and demand for the Company's retail investment products.

     Foreign exchange and other trading revenues were $49 million in the third quarter of 2002, down significantly from $72 million in the second quarter. Third quarter foreign exchange activity was negatively impacted by a sharp decline in currency volatility, decreased client flows from equity fund managers and narrower spreads. Other trading revenues decreased as a result of less client-related interest rate hedging and smaller positioning given the volatile interest rate markets.

     Net interest income on a taxable equivalent basis for the third quarter was $429 million, compared with $436 million in the second quarter, reflecting declining revenue from its corporate loan portfolio, partially offset by growth in the Company's portfolio of highly-rated fixed income investment securities.

     Return on average common equity for the third quarter of 2002 was 4.73% compared with 22.59% in the second quarter of 2002 and 15.11% in the third quarter of 2001. Return on average assets for the third quarter of 2002 was 0.40% compared with 1.82% in the second quarter of 2002 and 1.11% in the third quarter of 2001. For the first nine months of 2002, return on average common equity was 16.74% compared with 21.99% in 2001. Return on average assets was 1.35% for the first nine months of 2002 compared with 1.69% in 2001.

     Excluding the $395 million of charges in the third quarter of 2002 and the $242 million WTC disaster impact in the third quarter of 2001, return on average common equity in the third quarter and year-to-date 2002 would have been 20.31% and 22.17% compared with 23.83% and 25.03% in 2001. On the same basis, return on average assets for the third quarter and year-to-date 2002 would have been 1.71% and 1.79% compared with 1.96% and 2.00% in 2001.

Business Segments Review

     The Company has four main business segments: Servicing and Fiduciary Businesses, Corporate Banking, Retail Banking, and Financial Markets.

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

     The Retail Banking segment includes consumer lending, residential mortgage lending, and retail deposit services. The Company operates 342 branches in 22 counties in three states.

     The Financial Markets segment includes trading of foreign exchange and interest rate products, investing and leasing activities, and treasury services to other segments. This segment offers a comprehensive array of multi-currency hedging and yield enhancement strategies.

Business Review

Servicing and Fiduciary Businesses
----------------------------------

     In the third quarter of 2002, noninterest income was $685 million compared with $645 million in 2001.

     Fees from the Company's securities servicing businesses increased to $480 million for the third quarter from $478 million last quarter and $422 million in the third quarter of 2001. For the first nine months of 2002, fees from these businesses totaled $1,411 million, a 6% increase compared with $1,328 million in 2001. On a sequential quarter basis, excluding the benefit of a small acquisition, revenues were essentially flat. This is reflective of the strength of the Company's diversified securities servicing business model, which served to offset the impact of very weak global equity markets. The increase in fees from the third quarter of 2001 reflects acquisitions partially offset by weakness in the global capital markets.

     Corporate trust, broker-dealer services and execution services performed well in the quarter. Corporate trust benefited from strong fixed-income issuance in the structured and municipal markets. Broker-dealer services were positively impacted by new business wins, active fixed income markets and the continued expansion of the Company's global collateral management system. Execution services benefited from strong client activity early in the quarter. Areas where results were not as strong include international custody and mutual funds due to soft overseas equity markets, as well as securities lending, reflecting lower spreads.

     As of September 30, 2002, the Company had assets under custody of $6.6 trillion, including $1.8 trillion of cross-border custody assets. Despite the decline in equity asset price levels during the quarter, assets under custody were unchanged from June 30, 2002, again reflective of the diversity of clients and assets serviced.

     Global payment services fees increased to $73 million from $71 million in the second quarter but were down from $75 million in the third quarter of 2001. The sequential quarter increase in global payment services fees reflects higher funds transfer and cash management fees. The decline in global payment services fees from the third quarter of 2001 reflects lower fees from trade-related services.

     Private client services and asset management fees were $85 million compared with $88 million in the prior quarter and $75 million in the third quarter of 2001. The negative impact of significant equity market price declines was partially offset by strong flows into alternative investment funds offered by the Company's Ivy Asset Management subsidiary and demand for the Company's retail investment products.

     Assets under management ("AUM") were $71 billion at September 30, 2002 compared with $61 billion at September 30, 2001, while assets under administration were $27 billion compared with $31 billion at September 30, 2001. The increase in assets under management reflects acquisitions and growth in the Company's alternative investments business partially offset by decline in asset values. Institutional clients represent 61% of AUM while individual clients equal 39%. AUM at September 30, 2002, are 29% invested in equities, 26% in fixed income, 9% in alternative investments and the remaining in liquid assets.

     The decrease in noninterest income also reflects lower foreign exchange revenue during the quarter. Third quarter foreign exchange activity was negatively impacted by a sharp decline in currency volatility, decreased client flows from equity fund managers and narrower spreads.

     Net interest income in the Servicing and Fiduciary businesses segment was $115 million for the third quarter of 2002 compared with $140 million in 2001. The decrease in net interest income is primarily due to the decline in interest rates. Average assets for the quarter ended September 30, 2002 were $8.1 billion compared with $8.8 billion last year. The third quarter of 2002 average deposits were $32.0 billion compared with $32.9 billion in 2001.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the third quarters of 2002 and 2001. Nonperforming assets were $15 million in 2002 compared with zero in 2001.

     Noninterest expense for the third quarter of 2002 was $488 million compared with $486 million in the second quarter of 2002 and $440 million in 2001. The rise in noninterest expense from 2001 was primarily due to acquisitions as well as the Company's continued investment in technology.

Corporate Banking
-----------------

     The Corporate Banking segment's net interest income was $97 million in the third quarter of 2002, down from last year's $122 million. The decrease reflects the continued reduction of average loans outstanding as well as a decline in the value of low cost short-term deposits given the lower interest rate environment. Average assets for the quarter were $22.3 billion compared with $26.7 billion last year. Average deposits in the corporate bank were $6.8 billion versus $6.8 billion in 2001.

     The third quarter 2002 provision for credit losses was $29 million compared with $34 million last year. Net charge-offs in the Corporate Banking segment were $155 million and $36 million in the third quarters of 2002 and 2001. The increase in charge-offs primarily reflects deterioration in the Company's portfolio of telecom credits. Nonperforming assets were $527 million at September 30, 2002, up from $270 million in 2001. The increase in nonperforming assets primarily reflects higher levels of nonperforming cable and telecom credits.

     Noninterest income was $74 million in the current quarter compared with $71 million in the third quarter a year ago reflecting improved pricing of standby letters of credit. Noninterest expense in the third quarter increased to $52 million from $50 million a year ago reflecting higher compensation expense.

Retail Banking
--------------

     Net interest income in the third quarter of 2002 was $122 million compared with $123 million in 2001. Noninterest income was $30 million for the quarter compared with $32 million last year. The decrease reflects lower account maintenance fees. Noninterest expense in the third quarter of 2002 was $79 million compared with $78 million in the previous year's period.

     Net charge-offs were $5 million in the third quarter of 2002 and $4 million in the third quarter of 2001 reflecting deterioration in consumer loan portfolio. Nonperforming assets were $9 million in the third quarter of 2002 compared with $7 million last year.

     Average deposits generated by the Retail Banking segment were $13.2 billion in the third quarter of 2002 compared with $12.6 billion in the third quarter of 2001. Noninterest bearing deposits were $4.1 billion this quarter compared with $3.9 billion in the third quarter of 2001. Average assets in the retail banking sector were $5.2 billion compared with $4.4 billion in the third quarter of 2001.

Financial Markets
-----------------

     Net interest income for the third quarter was $92 million compared with 2001's $65 million reflecting lower funding costs and an increase in assets, primarily highly-rated mortgage-backed securities. Average third quarter 2002 assets in the Financial Markets segment were $40.9 billion, up from $35.4 billion last year.

     Noninterest income was $37 million in the third quarter of 2002 compared with $74 million in the third quarter of 2001. Trading related revenues declined as a result of less client-related interest rate hedging and smaller positioning given the volatile interest rate markets. Securities gains also declined compared with last year's third quarter. Net charge-offs were zero in the third quarters of 2002 and 2001. Noninterest expense increased to $20 million from $15 million in last year's third quarter primarily due to higher compensation expense.

The segments contributed to the Company's profitability as follows:


In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2002      Businesses   Banking    Banking   Markets      Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $ 115       $ 97      $ 122      $ 92      $  (8)       $ 418
Provision for
  Credit Losses                -         29          2         -        194          225
Noninterest Income           685         74         30        37       (190)         636
Noninterest Expense          488         52         79        20         67          706
                           -----       ----      -----      ----      -----        -----
Income Before Taxes        $ 312       $ 90      $  71      $109      $(459)       $ 123
                           =====       ====      =====      ====      =====        =====

Average Assets            $8,086    $22,250     $5,245   $40,850    $ 2,379      $78,810
                          ======    =======     ======   =======    =======      =======

In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2001      Businesses   Banking    Banking   Markets      Items*       Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $ 140      $ 122      $ 123      $ 65      $ (63)       $ 387
Provision for
  Credit Losses                -         34          2         -          4           40
Noninterest Income           645         71         32        74          8          830
Noninterest Expense          440         50         78        15        238          821
                           -----      -----      -----      ----      -----        -----
Income Before Taxes        $ 345      $ 109      $  75      $124      $(297)       $ 356
                           =====      =====      =====      ====      =====        =====

Average Assets            $8,794    $26,673     $4,448   $35,401    $11,724      $87,040
                          ======    =======     ======   =======    =======      =======


In Millions
                        Servicing
For the Nine               and
Months Ended            Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
September 30, 2002      Businesses    Banking   Banking   Markets      Items        Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income        $ 356       $ 304     $ 357     $ 268      $ (32)      $1,253
Provision for
  Credit Losses                -          82         8         -        205          295
Noninterest Income         2,035         216        88       154       (184)       2,309
Noninterest Expense        1,434         148       238        63        168        2,051
                           -----       -----     -----     -----      -----       ------
Income Before Taxes        $ 957       $ 290     $ 199     $ 359      $(589)      $1,216
                           =====       =====     =====     =====      =====       ======

Average Assets            $8,507     $23,029    $5,056   $40,481     $2,293      $79,366
                          ======     =======    ======   =======     ======      =======

In Millions
                        Servicing
For the Nine               and
Months Ended            Fiduciary    Corporate  Retail   Financial  Reconciling  Consolidated
September 30, 2001      Businesses    Banking   Banking   Markets      Items*       Total
---------------------   ----------   ---------  -------  ---------  -----------  ------------
Net Interest Income       $  443       $ 377     $ 375     $ 153      $(105)      $1,243
Provision for
  Credit Losses                -          95         5         -          -          100
Noninterest Income         1,999         226        87       218         29        2,559
Noninterest Expense        1,313         165       229        50        387        2,144
                          ------       -----     -----     -----      -----       ------
Income Before Taxes       $1,129       $ 343     $ 228     $ 321      $(463)      $1,558
                          ======       =====     =====     =====      =====       ======

Average Assets            $8,822     $27,124    $4,446   $34,620     $5,170      $80,182
                          ======     =======    ======   =======     ======      =======

* Includes the impact of WTC disaster.

Business Segments Accounting Principles
---------------------------------------

     The Company's business segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. In the first quarter of 2002, the Company changed certain assumptions related to the duration of segment assets and liabilities and the related interest rates. As a result, segment results for 2001 were restated.

     The measure of revenues and profit or loss by operating segment has been adjusted to present segment data on a taxable equivalent basis. The provision for credit losses allocated to each reportable segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following factors among others: historical charge-off experience and the volume, composition and growth of the loan portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles. Assets and liabilities are match funded. Support and other indirect expenses are allocated to business segments based on general internal guidelines.

Reconciling Items
-----------------

Description - Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill and intangibles. Reconciling items for noninterest income primarily relate to the sale of certain securities and certain other gains. Reconciling items for noninterest expense include amortization of goodwill and intangibles, severance, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The WTC disaster is a reconciling item for 2001. The reconciling items for average assets consist of goodwill and other intangible assets.


                                   Third      Third     Year-to-Date
                                  Quarter    Quarter    September 30,
(In millions)                       2002       2001      2002    2001
                                  -------    -------   --------------
Segment's revenue                 $1,252     $1,272    $3,778  $3,878

Adjustments:
     Earnings associated with
       assignment of capital         (21)       (31)      (74)    (99)
     Securities gains/losses        (215)       (19)     (214)     (7)
     Other Gains                      25         54        29      64
     WTC disaster                      -        (73)        -     (73)
     Taxable equivalent basis and
       other tax-related items        14         12        41      39
     Other                            (1)         2         2       -
                                  ------     ------    ------  ------
Subtotal-revenue adjustments        (198)       (55)     (216)    (76)
                                  ------     ------    ------  ------
Consolidated revenue              $1,054     $1,217    $3,562  $3,802
                                  ======     ======    ======  ======

Segment's income before tax       $  582     $  653    $1,805  $2,021
Adjustments:
     Revenue adjustments (above)    (198)       (55)     (216)    (76)
     Provision for credit losses
       different than GAAP          (194)        (4)     (205)      -
     Severance costs                  (1)         -       (15)      -
     Goodwill and
       intangible amortization        (1)       (27)       (5)    (77)
     WTC disaster                      -       (168)        -    (168)
     Loss on sublease                (22)         -       (22)      -
     Corporate overhead              (43)       (43)     (126)   (142)
                                  ------     ------    ------  ------
Consolidated income before tax    $  123     $  356    $1,216  $1,558
                                  ======     ======    ======  ======

Segments' total average assets   $76,431    $75,316   $77,073 $75,012
Adjustments:
     Goodwill and Intangibles      2,379      2,226     2,293   1,969
     WTC disaster                      -      9,498         -   3,201
                                 -------    -------   ------- -------
Consolidated average assets      $78,810    $87,040   $79,366 $80,182
                                 =======    =======   ======= =======

Allocation to Segments - Earnings associated with the assignment of capital relate to preferred trust securities which are assigned as capital to segments. Since the Company considers these issues to be capital, it does not allocate the interest expense associated with these securities to individual segments. If this interest expense were allocated to segment it could be assigned based on segment capital, assets, risks, or some other basis.

     The reconciling item for securities gains relates to the Financial Markets business. Other gains in 2002 include a $32 million Empire State Development Corporation ("ESDC") grant and in 2001 a $43 million gain on the sale of the Company's interest in the New York Cash Exchange. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company's taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment.

     The reconciling item for the provision for loan losses primarily relates to Corporate Banking. Severance costs primarily relate to the Securities Servicing and Fiduciary segment, the Corporate Banking segment, and to staff areas that cut across all business lines. Goodwill and intangible amortization primarily relates to the Securities Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures. The WTC disaster in 2001 affected all sectors. The Company does not believe it is meaningful to allocate the disaster impact due to the wide scope of the disaster, the interrelationships of the various effects, and its unprecedented nature.

CONSOLIDATED INCOME STATEMENT REVIEW
------------------------------------

NONINTEREST INCOME

                                  3rd       2nd       3rd
                                Quarter   Quarter   Quarter     Year-to-date
                                -------   -------   -------  -----------------
(In millions)                     2002      2002      2001     2002      2001
                                 -----      ----      ----     ----      ----
Servicing Fees
  Securities                      $480      $478      $422   $1,411    $1,328
  Global Payment Services           73        71        75      217       216
                                  ----      ----      ----   ------    ------
                                   553       549       497    1,628     1,544
Private Client Services
 and Asset Management Fees          85        88        75      256       235
Service Charges and Fees            91        93        81      267       267
Foreign Exchange and
 Other Trading Activities           49        72        79      183       260
Securities (Losses) Gains         (188)       25        22     (131)      113
Other                               46        28        76      106       140
                                  ----      ----      ----   ------    ------
Total Noninterest Income*         $636      $855      $830   $2,309    $2,559
                                  ====      ====      ====   ======    ======

* See Accounting Changes and New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

     Total noninterest income for the third quarter of 2002 was $636 million compared with $855 million in the second quarter of 2002 and $830 million in the third quarter of 2001. Excluding the $210 million securities valuation adjustment, noninterest income would have been $846 million in the third quarter of 2002. Noninterest income in 2001 was adversely impacted by the WTC disaster.

     Securities servicing fees were up slightly to $480 million compared with $478 million in the prior quarter and $422 million one year ago. The increase in securities servicing fees compared to 2001 is primarily related to acquisitions. Global payment services fees increased to $73 million from $71 million last quarter but were down from $75 million in the third quarter of 2001. The sequential quarter increase in global payment services fees reflects higher funds transfer and cash management fees. The decline in global payment services from the third quarter of 2001 reflects lower fees from trade-related services. Private client services and asset management fees were $85 million compared with $88 million in the prior quarter and $75 million in the third quarter of 2001. The increase in 2002 from 2001 reflects acquisitions as well as the impact of the WTC disaster on 2001. Service charges and fees were down 2% from the prior quarter and up 12% from one year ago. The sequential quarter decrease reflects a decline in loan syndication and capital markets fees from the second quarter. Foreign exchange and other trading revenues were $49 million compared with $72 million in the prior quarter and $79 million one year ago.

     Securities losses were $188 million in the third quarter compared with a $25 million gain in the prior quarter and a $22 million gain one year ago. The third quarter of 2002 included a $210 million equity writedown as well as $22 million of gains on fixed income investments.

     The increase in other income to $46 million from $28 million reflects a $32 million ESDC grant, partially offset by a $10 million charge for a decrease in value of the available-for-sale loan portfolio. The ESDC grant covers relocation and other costs associated with the Company's previously announced decision to return to downtown Manhattan and to move 1,500 employees to a new facility in Brooklyn. As part of the move, the Company recorded $22 million in occupancy expenses this quarter to reflect the estimated loss on a sublease of a rented facility in Manhattan.

     Other income of $76 million in the third quarter of 2001 includes a $43 million gain related to the sale of the Company's interest in the New York Cash Exchange.

NET INTEREST INCOME

                                   3rd        2nd        3rd
                                 Quarter    Quarter    Quarter       Year-to-date
                                --------    -------    -------    ------------------
(Dollars in millions on
 a tax equivalent basis)          2002       2002        2001       2002       2001
                                  ----       ----        ----       ----       ----
Net Interest Income*              $429       $436        $402     $1,290     $1,287
Net Interest Rate
 Spread*                          2.32%      2.31%       1.53%      2.31%      1.77%
Net Yield on Interest
 Earning Assets*                  2.66       2.65        2.24       2.65       2.58

* See Accounting Changes and New Accounting Pronouncements in the Notes to Consolidated Financial Statements.

     Net interest income on a taxable equivalent basis was $429 million in the third quarter of 2002 compared with $436 million in the second quarter of 2002 and $402 million in the third quarter of 2001. The net interest rate spread was 2.32% in the third quarter of 2002, compared with 2.31% in the second quarter of 2002 and 1.53% one year ago. The net yield on interest earning assets was 2.66% compared with 2.65% in the second quarter of 2002 and 2.24% in last year's third quarter.

     The decrease in net interest income from the second quarter is primarily due to a decline in average corporate loans and a rise in nonperforming loans, partially offset by growth in the Company's portfolio of highly-rated fixed-income investment securities. The increase from the third quarter a year ago reflects the adverse impact last year of the WTC disaster.

     For the first nine months of 2002, net interest income on a taxable equivalent basis amounted to $1,290 million compared with $1,287 million in the first nine months of 2001. The year-to-date net interest rate spread was 2.31% in 2002 compared with 1.77% in 2001, while the net yield on interest earning assets was 2.65% in 2002 and 2.58% in 2001.

     Interest income would have been increased by $8 million and $1 million for the third quarters of 2002 and 2001 and $15 million and $6 million for the first nine months of 2002 and 2001 if loans on nonaccrual status at September 30, 2002 and 2001 had been performing for the entire period.

NONINTEREST EXPENSE AND INCOME TAXES

     Noninterest expense for the third quarter of 2002 was $706 million compared with $696 million in the second quarter of 2002 and $821 million in the third quarter of 2001. Excluding $22 million of lease termination costs in the third quarter of 2002 and $16 million of severance costs in the second quarter of 2002, sequential quarter expense growth was $4 million, or less than 1%, reflecting acquisitions, lower incentive compensation, and tight expense control.

     As a result of new accounting standards related to goodwill and intangibles, effective January 1, 2002, amortization in the third quarter and the first nine months of 2002 declined to $0.4 million and $5 million compared with $29 million and $83 million in 2001.

     Excluding the impact of the ESDC grant and the associated sublease expense, the efficiency ratios for the quarter and year-to-date 2002 periods were 56.1% and 54.8%. The efficiency ratio for the second quarter of 2002 was 55.0%.

     The effective tax rates for the third quarter and the first nine months of 2002 were 35.9% and 34.0% compared with 31.7% in the third quarter and 35.1% in the first nine months of 2001. The effective tax rate for the second quarter of 2002 was 34.0%. The increase in the sequential quarter tax rate reflects the charges taken in the third quarter. The tax rate in 2001 was impacted by the WTC disaster.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS

                                  3rd        2nd         3rd
                                Quarter    Quarter     Quarter   Year-to-date
                                -------    -------     -------   ------------
(In millions)                     2002       2002       2001     2002    2001
                                  ----       ----       ----     ----    ----
Provision                         $225       $ 35       $ 40     $295    $100
                                  ====       ====       ====     ====    ====
Net Charge-offs:
  Commercial                     $(150)      $(17)      $(35)   $(197)  $ (89)
  Foreign                           (5)         -          -       (5)      -
  Other                              -        (14)        (1)     (14)     (2)
  Consumer                          (5)        (4)        (4)     (14)     (9)
                                 ------      -----      -----   ------  ------
     Total                       $(160)      $(35)      $(40)   $(230)  $(100)
                                 ======      =====      =====   ======  ======

Other Real Estate Expenses        $  -       $  -       $  -     $  -    $  2


     The provision for credit losses was $225 million in the third quarter of 2002 compared with $35 million in the second quarter of 2002 and $40 million in the third quarter of 2001. The increases reflect deterioration in the loan portfolio particularly in a limited number of borrowers in the telecommunications portfolio.

CONSOLIDATED BALANCE SHEET REVIEW
---------------------------------

INVESTMENT SECURITIES

     Total securities were $18.0 billion at September 30, 2002, compared with $16.4 billion at June 30, 2002, and $13.4 billion last year. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities. Since December 31, 2001, the Company has added approximately $6.8 billion of mortgage-backed securities to its investment portfolio. Average investment securities were $16.8 billion in the third quarter of 2002, compared with $14.6 billion in the second quarter of 2002 and $11.8 billion last year. For the first nine months of 2002, average investment securities were $14.7 billion compared with $9.2 billion last year.

     During the third quarter of 2002, there was a sharp decline in equity market values. As a result, the Company recorded a $210 million valuation adjustment against its equity investment portfolio, largely reflecting what is deemed to be other-than-temporary impairment of several holdings, principally in its bank stock portfolio.



Investment Portfolio
--------------------
                                                               Period
                                                               Ending
                                                               9/30/02        Unrealized
                              Number     6/30/02    9/30/02   Valuation       Gain/(Loss)
                           of Holdings Fair Value Fair Value Adjustments   6/30/02   9/30/02
(dollars in millions)      ----------- ---------- ---------- -----------  ------------------

Equity Investments(1)
  Bank equity portfolio         11       $  824     $  668       $ 172      $(3)      $ 18
  Sponsor and direct
   equity portfolio(2)         394          356        333          38        -          -
                               ---       ------     ------       -----      ----      ----
    Total equities             405       $1,180     $1,001       $ 210      $(3)      $ 18
                               ===       ======      =====       =====      ====      ====

Fixed income investments
  Available-for-sale                    $14,240    $16,123       $   -     $204       $290
  Held-to-maturity                        1,198      1,137           -       (3)        (4)
                                        -------    -------       -----     ----       ----
    Total fixed income                  $15,438    $17,260       $   -     $201       $286
     Investments                        =======    =======       =====     ====       ====

                                                                Percent
                                        6/30/02    9/30/02      Change
                                        -------    -------      -------
S&P 500 Index                            989.82     815.28       (18)%

BKX Bank Index                           829.62     697.09       (16)%

 (1) Excludes investments in money market mutual funds.

 (2) Included in other assets.


     As of November 8, 2002, the Company had disposed of approximately 41% of its bank equity portfolio. The remaining book value of bank equities was $382 million with a fair value of $399 million. Excluding the Company's
$204 million investment in Wing Hang Bank Limited, a Hong Kong based bank, which is classified in other assets given that it represents a 25% ownership interest, the remaining book value of bank equities was $178 million. On this basis, the Company disposed of approximately 60% of its bank equity portfolio through November 8, 2002.

LOANS

     Total loans were $34.2 billion at September 30, 2002, compared with $36.0 billion at June 30, 2002, and $45.5 billion last year. Average loans were $33.7 billion in the third quarter of 2002, compared with $34.6 billion in the second quarter of 2002 and $39.5 billion last year. For the first nine months of 2002, average loans were $34.6 billion compared with $38.3 billion last year. The decrease on a sequential quarter basis reflects the Company's continued reduction of corporate loan exposures, as it reallocates capital towards its fee-based businesses. Credit exposures to non-financial companies have been reduced by $5.5 billion through the third quarter, in line with the Company's plan to reduce these exposures by $7 billion in 2002. The decrease from 2001 also reflects that the 2001 loan balance had increased due to the WTC disaster.

     The Company has made steady progress in reducing its exposure to higher risk credits and will continue its intensive efforts to do so in the telecom segment as well as throughout the loan portfolio. The following tables provide additional details on the Company's loan exposures and outstandings at September 30, 2002 in comparison to December 31, 2001.


Overall Loan Portfolio
----------------------

(dollars in billions)        Unfunded Commitments(1)(2)      Loans Outstanding(1)(3)
                            ---------------------------   ----------------------------
                            12/31/01   9/30/02   Change   12/31/01   9/30/02    Change
                            --------   -------   ------   --------   -------    ------

Retail/Private Banking         $ 1.4     $ 1.4    $ 0.0      $ 5.3     $ 5.2     $(0.1)
Large-ticket Leasing             0.1       0.1      0.0        5.0       5.3       0.3
Commercial Real Estate           1.2       0.8     (0.4)       2.4       2.5       0.1

Financial Services Companies    21.9      22.2      0.3        9.6       9.6         -

Media & Telecommunications       5.5       4.2     (1.3)       4.1       3.7      (0.4)
Other Non-Financial Companies   25.2      22.8     (2.4)       9.3       7.9      (1.4)
                               -----     -----    ------     -----     -----     ------
Total                          $55.3     $51.5    $(3.8)     $35.7     $34.2     $(1.5)
                               =====     =====    ======     =====     =====     ======

(1) Includes assets held for sale.

(2) Unfunded commitments include letters of credit.

(3) Excludes acceptances due from customers.


Media and Telecommunications Portfolio
-----------------------------------------

     Media and telecommunication has been a significant industry specialization of the Company historically. The telecommunications segment has deteriorated in 2001 and 2002 and the Company has been actively reducing the size of its exposures in this area. Details of the portfolio are shown below:

                       Broadcasting  Entertainment  Cable    All   Total
(dollars in millions)  & Publishing  & Programming   TV     Other  Media   Telecom    Total
                       ------------  -------------  -----   -----  ------  -------    ------
Unfunded Commitments(1)(2)
  12/31/01                $1,342        $1,491       $895    $304  $4,032   $1,354   $ 5,386
   9/30/02                 1,148         1,074        899     227   3,348      843     4,191
                          -------       -------      ----    ----- -------  -------  --------
    Change                $ (194)       $ (417)      $  4    $(77) $ (684)  $ (511)  $(1,195)
                          =======       =======      ====    ===== =======  =======  ========

Loans Outstanding(1)
  12/31/01                $1,027        $  909       $851    $213  $3,000   $  793    $3,793
   9/30/02                 1,027           788        875     231   2,921      733     3,654
                          ------        -------      ----    ----  -------  -------   -------
    Change                $    -        $ (121)      $ 24    $ 18  $  (79)  $  (60)   $ (139)
                          ======        =======      ====    ====  =======  =======   =======

Total Exposure(1)(2)
  12/31/01                $2,369        $2,400     $1,746    $517  $7,032   $2,147   $ 9,179
   9/30/02                 2,175         1,862      1,774     458   6,269    1,576     7,845
                          -------       -------    ------    ----- -------  -------  --------
    Change                $ (194)       $ (538)    $   28    $(59) $ (763)  $ (571)  $(1,334)
                          =======       =======    ======    ===== =======  =======  ========

    # of Borrowers            73            33         24      25     155       29       184
    % Investment Grade(3)     64%           67%        43%     28%     56%      53%       57%
    % Secured(4)              40%           24%        57%     68%     42%      47%       43%

(1) Excludes assets held for sale.

(2) Unfunded commitments include letters of credit.

(3) Investment grade commitments are those where the borrower has a Moody's long-term rating of Baa3 or better and/or a Standard & Poor's long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Company's internal risk rating.

(4) Secured is defined as those credit facilities secured by the borrower's assets and/or stock of its subsidiaries.  87% of the total media and telecom non-investment grade exposures are secured.


Further Detail on Telecommunications Portfolio
----------------------------------------------

                                           Long
(dollars in millions)         Wireline   Distance   Towers   Wireless    Total
                              --------   --------   ------   --------    -----

Unfunded Commitments(1)(2)
  12/31/01                      $ 577      $ 119     $108      $ 550    $1,354
   9/30/02                        430          9       84        320       843
                                ------     ------    -----     ------   -------
    Change                      $(147)     $(110)    $(24)     $(230)   $ (511)
                                ======     ======    =====     ======   =======
Loans Outstanding(1)
  12/31/01                      $ 297      $ 127     $115      $ 254    $  793
   9/30/02                        396         27      133        178       734
                                -----      ------    ----      ------   -------
    Change                      $  99      $(100)    $ 18      $ (76)   $  (59)
                                =====      ======    ====      ======   =======
Total Exposure(1)(2)
  12/31/01                      $ 874      $ 246     $223      $ 804    $2,147
   9/30/02                        826         36      217        498     1,577
                                ------     ------    -----     ------   -------
    Change                      $ (48)     $(210)    $ (6)     $(306)   $ (570)
                                ======     ======    =====     ======   =======

    # of Borrowers                 11          3        5         10        29
    % Investment Grade(3)          63%         0%       0%        64%       53%
    % Secured(4)                   37%       100%     100%        36%       47%

(1) Excludes assets held for sale.

(2) Unfunded commitments include letters of credit.

(3) Investment grade commitments are those where the borrower has a Moody's long-term rating of Baa3 or better and/or a Standard & Poor's long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Company's internal risk rating.

(4) Secured is defined as those credit facilities secured by the borrower's assets and/or stock of its subsidiaries.  100% of the telecom non-investment grade exposures are secured.

Accelerated Loan Disposition Program
------------------------------------

     The table below shows the status of the Company's fourth quarter 2001 and third quarter 2002 accelerated loan disposition programs which are part of the Company's risk reduction strategy.

                                   Number of    Total      Total     Exposure/ Outstanding/
(dollars in millions)               Credits   Exposure  Outstanding  Borrower   Borrower
                                   ---------  --------  ----------- --------- ------------
Fourth Quarter 2001 Accelerated Loan
 Disposition Program:
   Original - Prior to Charge-Off        25       $758       $488        $30         $19
   Subsequent to Charge-Off                        523        253         21          10

Remaining at 6/30/02                     10         63         53          6           5

Third Quarter 2002
 Additions to Program:
   Prior to Charge-Off                    5        160        158         32          32
   Subsequent to Charge-Off                         40         38          8           8

Other Third Quarter Activity:
   Net Reductions                         4        (18)       (18)         -           -

Remaining at 9/30/02                     11         85         73          8           7


NONPERFORMING ASSETS

                                                                   Change
                                                                 9/30/02 vs.
(Dollars in millions)                 9/30/02       6/30/02        6/30/02
                                     --------      --------       --------
Category of Loans:
     Commercial                        $427           $184          $243
     Foreign                             89             97            (8)
     Other                               34             34             -
                                       ----           ----          ----
  Total Nonperforming Loans             550            315           235
Other Real Estate                         1              1             -
                                       ----           ----          ----
  Total Nonperforming Assets           $551           $316          $235
                                       ====           ====          ====

Nonperforming Assets Ratio              1.6%           0.9%
Allowance/Nonperforming Loans         123.7          195.7
Allowance/Nonperforming Assets        123.5          194.9


     Nonperforming assets totaled $551 million at September 30, 2002, compared with $316 million at June 30, 2002, and $278 million at September 30, 2001. The increase in commercial nonperforming loans primarily reflects the addition of a large aggregate exposure to a cable operator. This exposure, representing credit facilities to six different, but affiliated borrowing groups, is secured and the Company believes that prospects for repayment continue to be strong. Other increases in commercial nonperforming loans primarily reflect telecommunications credits. Included in nonperforming loans at September 30, 2002 were $54 million of loans available-for-sale. The Company expects a loan to a borrower in the insurance industry to become nonperforming in the fourth quarter. As a result, the Company expects nonperforming loans to modestly increase in the fourth quarter of 2002.

IMPAIRED LOANS

The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans:

(Dollars in millions)                         9/30/02            6/30/02
                                             --------           --------

Impaired Loans with an Allowance                $451               $246
Impaired Loans without an Allowance(1)            28                 23
                                                ----               ----
Total Impaired Loans                            $479               $269
                                                ====               ====
Allowance for Impaired Loans(2)                 $138               $110
Average Balance of Impaired Loans
 during the Quarter                              323                245
Interest Income Recognized on
 Impaired Loans during the Quarter               0.1                0.6

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

ALLOWANCE

     The allowance for credit losses was $681 million, or 1.99% of loans at September 30, 2002, compared with $616 million, or 1.71% of loans at June 30, 2002, and $616 million, or 1.35% of loans at September 30, 2001. The increase in the allowance reflects deterioration in the credit quality of the loan portfolio particularly in telecom related credits. The ratio of the allowance to nonperforming assets was 123.5% at September 30, 2002, compared with 194.9% at June 30, 2002, and 222.0% at September 30, 2001. Included in the Company's allowance for credit losses at September 30, 2002 is an allocated transfer risk reserve related to Argentina of $31 million.

     The allowance for credit losses consists of four elements: (1) an allowance for impaired credits (nonaccrual commercial credits over $1 million), (2) an allowance for higher risk rated credits, (3) an allowance for pass rated credits, and (4) an unallocated allowance based on general economic conditions and risk factors in the Company's individual markets.

     The first element - impaired credits - is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value. Fair value is the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral.

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

     Applying the four elements to the various segments of the loan portfolio results in an allocation of the allowance for credit losses as follows:

                                  9/30/02      6/30/02
                                  -------      -------

Domestic
     Real Estate                        3%           4%
     Commercial                        71           72
     Consumer                           1            1
Foreign                                11           13
Unallocated                            14           10
                                      ---          ---
                                      100%         100%
                                      ===          ===

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 2002 and September 30, 2001 are as follows:

                                                            3rd Quarter 2002
                                 September 30, 2002              Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 31,096   $   91    $    -    $   115    $    -
  Swaps                     149,476    1,847       612      2,981     1,281
  Written Options           125,020        -     1,662          -     1,371
  Purchased Options          48,881      272         -        329         -
Foreign Exchange Contracts:
  Swaps                       1,891        -         -          -         -
  Written Options            14,287        -       104          -       141
  Purchased Options          17,145       84         -         87         -
  Commitments to Purchase
  and Sell Foreign Exchange  60,121      441       471        731       743
Debt Securities                   -    6,653       197      6,822       154
Credit Derivatives            1,943       23         8         14        11
Equity Derivatives                -       17         -         17         1
                                      ------    ------    -------    ------
Total Trading Account                 $9,428    $3,054    $11,096    $3,702
                                      ======    ======    =======    ======

                                                            3rd Quarter 2001
                                    September 30, 2001           Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 32,732   $   41    $    -     $   13    $    -
  Swaps                     116,704    1,664       758      1,261       630
  Written Options            89,307        -     1,165          -     1,021
  Purchased Options          46,603      193         -        198         -
Foreign Exchange Contracts:
  Swaps                       1,593        -         -          -         -
  Written Options            11,256        -        49          -        30
  Purchased Options          14,754       78         -         75         -
  Commitments to Purchase
  and Sell Foreign Exchange  52,215      338       368        476       477
Debt Securities                   -    6,957        27      7,404        10
Credit Derivatives            1,643        9         3          9         2
Equity Derivatives                -       21         -        122       121
                                      ------    ------     ------    ------
Total Trading Account                 $9,301    $2,370     $9,558    $2,291
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


(In millions)                  3rd Quarter 2002                    Year-to-Date 2002
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   9/30/02
                      --------   --------   --------     -------   -------   -------   -------
Interest Rate           $4.1       $2.6       $5.8         $4.7      $2.6      $9.2      $4.1
Foreign Exchange         1.1        0.6        2.5          1.2       0.6       3.8       0.9
Equity                   0.1          -        0.9            -         -       1.1         -
Diversification         (1.4)        NM         NM         (1.7)       NM        NM      (1.2)
Overall Portfolio        3.9        2.5        5.7          4.2       2.5       8.3       3.8


(In millions)                  3rd Quarter 2001                    Year-to-Date 2001
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   9/30/01
                      --------   --------   --------     -------   -------   -------   -------
Interest Rate           $5.6       $3.8       $7.7         $4.9      $2.6      $7.7      $5.4
Foreign Exchange         1.6        0.7        3.1          1.3       0.6       3.1       2.3
Equity                     -          -          -            -         -       0.3         -
Diversification         (2.1)        NM         NM         (2.0)       NM        NM      (3.1)
Overall Portfolio        5.1        3.4        7.1          4.2       2.3       7.1       4.6


NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


CAPITAL

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and The Bank of New York ("the Bank"), in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of September 30, 2002 and 2001, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets). If a bank holding company or bank fails to qualify as "adequately capitalized", regulatory sanctions and limitations are imposed. The Company's and the Bank's estimated capital ratios are as follows:


                  September 30, 2002     September 30, 2001
                ---------------------  ---------------------               Well       Adequately
                                                              Company   Capitalized   Capitalized
                   Company     Bank       Company     Bank    Targets   Guidelines    Guidelines
                   -------     ----       -------    ------   -------   -----------   -----------
Tier 1*              7.69%      7.63%        7.51%     6.79%     7.75%        6%            4%
Total Capital**     11.72      11.80        11.02     10.57     11.75        10             8
Leverage             6.77       6.70         6.78      6.10      7.00         5            3-5
Tangible Common
  Equity             5.38       6.07         4.94      5.63    5.25-6.00

* Tier 1 capital consists, generally, of common equity and certain qualifying preferred stock, less goodwill.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     The Company issued $250 million subordinated debt on November 5, 2002.

     The Company's and the Bank's capital ratios were lower at September 30, 2001 due to increased assets resulting from the WTC disaster.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $14.0 billion and $11.8 billion on an average basis for the first nine months of 2002 and 2001. Stable foreign deposits, primarily from the Company's European based securities servicing business, were $24.3 billion and $27.6 billion for the first nine months of 2002 and 2001. Savings and other time deposits were $9.7 billion on a year-to-date average basis at September 30, 2002 compared to $9.5 billion at September 30, 2001. A significant reduction in the Company's securities businesses would reduce its access to foreign deposits. The Company's average year-to-date 2001 balance sheet increased $3.2 billion due to the WTC disaster.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a collateralized line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At September 30, 2002, the amount of dividends the Bank could pay to the Parent and remain in compliance with federal bank regulatory requirements was $439 million. This dividend capacity would increase in the remainder of 2002 to the extent of net income, less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $781 million. These assets could be liquidated and the proceeds delivered by dividend or loaned to the Parent.

     The Parent has a line of credit with the Bank, which is subject to limits imposed by federal banking law. At September 30, 2002, the Parent could use the subsidiaries' liquid securities as collateral to allow it to borrow $320 million rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. The Parent had no borrowings from the Bank at September 30, 2002.

     At September 30, 2002, the Parent's quarterly average commercial paper borrowings were $88 million compared with $464 million in 2001. Commercial paper outstandings were $65 million and $415 million at September 30, 2002 and 2001. At September 30, 2002, the Parent had cash of $89 million.

     The Parent has back-up lines of credit of $275 million at financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at September 30, 2002 and September 30, 2001.

     The Parent also has the ability to access the capital markets. At November 8, 2002, the Parent has a shelf registration statement with a remaining capacity of $1.5 billion of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of November 8, 2002 were as follows:

                                                              The Bank of
               Parent         Parent        Parent Senior     New York
               Commercial  Subordinated       Long-Term       Long-Term
               Paper       Long-Term Debt       Debt          Deposits
               ----------  ---------------  --------------    ------------
Standard &        A-1           A                A+               AA-
 Poor's

Moody's           P1            A1               Aa3              Aa2

Fitch             F1+           A+               AA-              AA

     The Parent's major uses of funds are payment of principal and interest on its borrowings, acquisitions, dividends, repurchase of common stock, and additional investment in its subsidiaries.

     The Parent has approximately $550 million of long-term debt that becomes due before December 31, 2002. In addition, at September 30, 2002 the Parent has the option to call $105 million of debt in the remainder of 2002 and expects to call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     The Parent redeemed $400 million of trust preferred securities in the third quarter of 2002.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at September 30, 2002 and 2001 was 99.31% and 99.42%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

ASSET/LIABILITY MANAGEMENT

     The Company's asset/liability management activities include lending, investing in securities, accepting deposits, raising money as needed to fund assets, and processing securities and other transactions. The market risks that arise from these activities are interest rate risk, and to a lesser degree, foreign exchange risk. The Company's primary market risk is exposure to movements in US dollar interest rates. Exposure to movements in foreign currency interest rates also exists, but to a significantly lower degree. The Company actively manages interest rate sensitivity (the exposure of net interest income to interest rate movements). In addition to gap analysis, the Company uses earnings simulation and discounted cash flow models to identify interest rate exposures.

     An earnings simulation model is the primary tool used to assess changes in pre-tax net interest income. The model incorporates management's assumptions regarding interest rates, balance changes on core deposits, and changes in the prepayment behavior of loans and securities. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Derivative financial instruments used for interest rate risk management purposes are also included in this model.

     The Company believes it has positioned its balance sheet to be neutral to a change in interest rates. The Company evaluates the effect on earnings by running various interest rate scenarios up and down from a baseline scenario which assumes no changes in interest rates. These scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by estimating the change in pre-tax net interest income between the scenarios over a 12-month measurement period. The measurement of interest rate sensitivity is the percentage change in net interest income calculated by the model under a 100 basis point ramp up or down in short-term and long-term rates versus a baseline scenario. At September 30, 2002, under these ramp scenarios, annualized pre-tax net interest income would be negatively affected by 1.8% from the baseline scenario for an increase in rates and by 0.7% for a decline. The change in net interest income in the ramp up scenario reflects the impact of the Company's mortgage portfolio. The change in net interest income in the ramp down scenario reflects compression on pricing of deposits in a low interest rate environment. These scenarios do not include the strategies that management could employ to limit the impact as interest rate expectations change.

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

POTENTIAL IMPACT OF LOWER EQUITY PRICE LEVELS

     As of the market close on November 8, the S&P 500 has declined by 22.1% and the Dow Jones Industrial Average has declined by 14.8% from December 31, 2001 levels. The equity markets have been volatile over the course of the year, but further declines could have several potential negative effects on the Company.

     The Company holds investments in portfolios of 1) equity securities of other financial institutions, 2) sponsor-managed private equities and 3) fixed income investment securities in part to generate securities gains. Although the Company has made substantial progress in reducing its equity exposures, further declines in the equity markets could negatively impact the Company's results of operations.

     The lower equity price levels also affect selected other revenue categories of the Company, including private client services/asset management fees, as well as fees of certain securities servicing business lines, such as custody and mutual fund services. In general, however, the Company's overall securities servicing business revenue generation is more dependent on market volumes and volatility than asset price levels.

     Lastly, the Company has an overfunded pension plan which has generated sizable pension credits in recent years. Lower actual returns on assets, combined with a projected lower rate of return on plan assets going forward, could result in smaller pension credits in 2003 and beyond. The Company expects a reduction in its pension credit to reduce net income in 2003 by $.04 to $.06 per share.

WORLD TRADE CENTER DISASTER UPDATE

     The Company has substantially completed the reoccupation of its two major facilities disabled by the WTC disaster. The Company incurred $21 million in expenses associated with its interim space and move costs during the quarter. The Company also estimated and recorded a $223 million loss associated with the subletting of its interim operating facilities. These expenses were netted against an offsetting insurance recovery. Since the WTC disaster, the Company has recorded insurance recoveries of $511 million and received cash advances on its claim of $275 million. Future cash advances will largely relate to the sublease loss and business interruption costs.

COMPARISON WITH 2001 NORMALIZED RESULTS

     The WTC disaster adversely impacted the Company's third quarter 2001 results as illustrated below:

                                For the three Months
                              ended September 30, 2001
(Dollars in millions,
 except per share amounts)     Net Income        EPS
                               ----------        ---
        Reported                 $ 243         $0.33
        WTC Disaster               140          0.19
                                 -----         -----
        Normalized               $ 383         $0.52
                                 =====         =====

     Net income in the third quarter of 2002 declined to $79 million from $383 million on a normalized basis in the third quarter of 2001. Excluding the charges related to credit losses and equity securities writedowns, net income was $339 million in the third quarter of 2002. The decline in net income of $44 million on this basis from a year ago primarily reflects lower trading and other income. Trading revenues declined $35 million reflecting weaker capital markets and fewer sales of interest rate hedging products. Other income declined $30 million from the third quarter of 2001, which included a $43 million gain related to the sale of the Company's interest in the New York Cash Exchange. The September 30, 2001 period end and average balance sheets were significantly higher than the September 30, 2002, balance sheets due to the WTC disaster.


STATISTICAL INFORMATION
-----------------------

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)



                                            For the three months               For the three months
                                          ended September 30, 2002           ended September 30, 2001
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------------
Interest-Bearing Deposits
 in Banks (primarily foreign)          $ 4,029       $  28       2.76%    $ 6,417       $  68      4.20%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       2,736          11       1.64       6,161          53      3.39
Loans
 Domestic Offices                       19,388         240       4.92      22,381         329      5.85
 Foreign Offices                        14,360         122       3.37      17,139         226      5.23
                                       -------       -----                -------       -----
   Total Loans                          33,748         362       4.26      39,520         555      5.58
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               521           7       5.14         951          13      5.24
 U.S. Government Agency Obligations      3,741          47       5.07       3,772          58      6.14
 Obligations of States and
  Political Subdivisions                   504           8       6.55         686          12      7.24
 Other Securities                       12,032         139       4.63       6,390          94      5.85
 Trading Securities                      6,792          58       3.38       7,415          84      4.49
                                       -------       -----                -------       -----
   Total Securities                     23,590         259       4.39      19,214         261      5.40
                                       -------       -----                -------       -----
Total Interest-Earning Assets           64,103         660       4.09%     71,312         937      5.21%
                                                     -----                              -----
Allowance for Credit Losses               (616)                              (612)
Cash and Due from Banks                  2,601                              4,462
Other Assets                            12,722                             11,878
                                       -------                            -------
   TOTAL ASSETS                        $78,810                            $87,040
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,661       $  22       1.32%    $ 7,409       $  48      2.55%
 Savings                                 8,144          22       1.07       7,639          36      1.88
 Certificates of Deposit
  $100,000 & Over                        3,322          18       2.14         402           5      4.74
 Other Time Deposits                     1,475           8       2.17       1,831          19      4.06
 Foreign Offices                        23,234          95       1.63      30,068         243      3.21
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       42,836         165       1.53      47,349         351      2.94
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements        2,040           8       1.51       3,724          27      2.85
Other Borrowed Funds                     1,300           8       2.47       1,987          92     18.37
Long-Term Debt                           5,467          50       3.59       4,560          65      5.67
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    51,643         231       1.77%     57,620         535      3.68%
                                                     -----                              -----
Noninterest-Bearing Deposits            10,792                             13,585
Other Liabilities                        9,760                              9,464
Shareholders' Equity                     6,615                              6,371
                                       -------                            -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $78,810                            $87,040
                                       =======                            =======
Net Interest Earnings and
 Interest Rate Spread                                $ 429       2.32%                  $ 402      1.53%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.66%                             2.24%
                                                                 ====                              ====

                       THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)



                                            For the nine months                 For the nine months
                                          ended September 30, 2002           ended September 30, 2001
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------------
Interest-Bearing Deposits
 in Banks (primarily foreign)          $ 4,992       $ 106       2.85%    $ 5,940      $  200      4.49%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       2,957          38       1.70       4,507         142      4.22
Loans
 Domestic Offices                       19,270         731       5.07      20,158         989      6.56
 Foreign Offices                        15,361         392       3.41      18,152         838      6.17
                                       -------      ------                -------       -----
   Total Loans                          34,631       1,123       4.33      38,310       1,827      6.38
                                       -------      ------                -------       -----
Securities
 U.S. Government Obligations               663          26       5.31       1,081          45      5.57
 U.S. Government Agency Obligations      3,299         134       5.43       2,823         135      6.36
 Obligations of States and
  Political Subdivisions                   550          27       6.57         668          38      7.67
 Other Securities                       10,235         370       4.82       4,595         202      5.89
 Trading Securities                      7,882         199       3.38       8,861         334      5.05
                                       -------      ------                -------       -----
   Total Securities                     22,629         756       4.46      18,028         754      5.60
                                       -------      ------                -------       -----
Total Interest-Earning Assets           65,209       2,023       4.15%     66,785       2,923      5.86%
                                                    ------                              -----
Allowance for Credit Losses               (616)                              (613)
Cash and Due from Banks                  2,656                              3,302
Other Assets                            12,117                             10,708
                                       -------                            -------
   TOTAL ASSETS                        $79,366                            $80,182
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,661       $  66       1.33%    $ 6,606       $ 171      3.46%
 Savings                                 8,124          70       1.15       7,594         126      2.22
 Certificates of Deposit
  $100,000 & Over                        1,701          30       2.35         395          16      5.43
 Other Time Deposits                     1,548          27       2.32       1,903          64      4.50
 Foreign Offices                        24,283         291       1.60      27,618         808      3.92
                                       -------      ------                -------       -----
  Total Interest-Bearing Deposits       42,317         484       1.53      44,116       1,185      3.59
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements        2,148          24       1.48       2,830          82      3.86
Other Borrowed Funds                     3,465          66       2.57       2,015         151     10.00
Long-Term Debt                           5,316         159       3.96       4,527         218      6.39
                                       -------      ------                -------       -----
  Total Interest-Bearing Liabilities    53,246         733       1.84%     53,488       1,636      4.09%
                                                    ------                              -----
Noninterest-Bearing Deposits            10,394                             11,773
Other Liabilities                        9,321                              8,769
Shareholders' Equity                     6,405                              6,152
                                       -------                            -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $79,366                            $80,182
                                       =======                            =======
Net Interest Earnings and
 Interest Rate Spread                               $1,290       2.31%                 $1,287      1.77%
                                                    ======       ====                  ======      ====
Net Yield on Interest-Earning Assets                             2.65%                             2.58%
                                                                 ====                              ====

                       THE BANK OF NEW YORK COMPANY, INC.
                       Consolidated Statements of Income
                   (In millions, except per share amounts)
                                 (Unaudited)

                                                                        For the three
                                                                        months ended
                                                              ----------------------------------
                                                              March 31,  June 30,  September 30,
                                                                2002       2002         2002
                                                              ---------  -------   -------------
Interest Income
---------------
Loans                                                          $ 383      $ 377        $ 362
Securities
  Taxable                                                        141        158          175
  Exempt from Federal Income Taxes                                16         16           15
                                                               -----      -----        -----
                                                                 157        174          190
Deposits in Banks                                                 35         44           28
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                         14         12           11
Trading Assets                                                    73         68           58
                                                               -----      -----        -----
    Total Interest Income                                        662        675          649
                                                               -----      -----        -----
Interest Expense
----------------
Deposits                                                         160        158          165
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                      8          8            8
Other Borrowed Funds                                              29         30            8
Long-Term Debt                                                    53         56           50
                                                               -----      -----        -----
    Total Interest Expense                                       250        252          231
                                                               -----      -----        -----
Net Interest Income                                              412        423          418
-------------------
Provision for Credit Losses                                       35         35          225
                                                               -----      -----        -----
Net Interest Income After Provision
  for Credit Losses                                              377        388          193
                                                               -----      -----        -----
Noninterest Income
------------------
Servicing Fees
 Securities                                                      454        478          480
 Global Payment Services                                          73         71           73
                                                               -----      -----        -----
                                                                 527        549          553
Private Client Services and
  Asset Management Fees                                           83         88           85
Service Charges and Fees                                          83         93           91
Foreign Exchange and Other Trading Activities                     62         72           49
Securities Gains                                                  31         25         (188)
Other                                                             32         28           46
                                                               -----      -----        -----
    Total Noninterest Income                                     818        855          636
                                                               -----      -----        -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                   387        418          397
Net Occupancy                                                     49         49           76
Furniture and Equipment                                           35         35           32
Other                                                            178        194          201
                                                               -----      -----        -----
    Total Noninterest Expense                                    649        696          706
                                                               -----      -----        -----
Income Before Income Taxes                                       546        547          123
Income Taxes                                                     184        186           44
                                                               -----      -----        -----
Net Income                                                     $ 362      $ 361        $  79
----------                                                     =====      =====        =====

Per Common Share Data:
----------------------
   Basic Earnings                                              $0.50      $0.50        $0.11
   Diluted Earnings                                             0.50       0.50         0.11
   Cash Dividends Paid                                          0.19       0.19         0.19
Diluted Shares Outstanding                                       730        729          727

-------------------------------------------------------------------------------------------------

See Note 2 to Consolidated Financial Statements regarding accounting changes.

                        THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income
                       (In millions, except per share amounts)
                                    (Unaudited)

                                                                 For the three
                                                                 months ended
                                                  --------------------------------------------
                                                  March 31, June 30, September 30, December 31    Year
                                                    2001      2001       2001         2001        2001
                                                  --------  -------- ------------- -----------   ------
Interest Income
---------------
Loans                                              $ 676      $ 595      $ 555       $ 445       $2,271
Securities
  Taxable                                             78        100        143         143          463
  Exempt from Federal Income Taxes                    17         20         19          18           74
                                                   -----      -----      -----       -----       ------
                                                      95        120        162         161          537
Deposits in Banks                                     70         62         68          53          252
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                             51         38         53          16          159
Trading Assets                                       141        110         84          66          401
                                                   -----      -----      -----       -----       ------
    Total Interest Income                          1,033        925        922         741        3,620
                                                   -----      -----      -----       -----       ------
Interest Expense
----------------
Deposits                                             463        373        351         220        1,406
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                         32         23         27          12           94
Other Borrowed Funds                                  31         28         92          12          162
Long-Term Debt                                        80         71         65          59          277
                                                   -----      -----      -----       -----       ------
    Total Interest Expense                           606        495        535         303        1,939
                                                   -----      -----      -----       -----       ------
Net Interest Income                                  427        430        387         438        1,681
-------------------
Provision for Credit Losses                           30         30         40         275          375
                                                   -----      -----      -----       -----       ------
Net Interest Income After Provision
  for Credit Losses                                  397        400        347         163        1,306
                                                   -----      -----      -----       -----       ------
Noninterest Income
------------------
Servicing Fees
 Securities                                          463        443        422         446        1,774
 Global Payment Services                              69         72         75          71          287
                                                   -----      -----      -----       -----       ------
                                                     532        515        497         517        2,061
Private Client Services and
  Asset Management Fees                               81         80         75          78          314
Service Charges and Fees                              90         95         81          89          355
Foreign Exchange and Other Trading Activities         83         98         79          78          338
Securities Gains                                      46         46         22          40          154
Other                                                 33         31         76         208          348
                                                   -----      -----      -----       -----       ------
    Total Noninterest Income                         865        865        830       1,010        3,570
                                                   -----      -----      -----       -----       ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                       395        393        419         386        1,593
Net Occupancy                                         50         47         87          48          232
Furniture and Equipment                               31         31         87          30          179
Other                                                184        193        228         209          814
                                                   -----      -----      -----       -----       ------
    Total Noninterest Expense                        660        664        821         673        2,818
                                                   -----      -----      -----       -----       ------
Income Before Income Taxes                           602        601        356         500        2,058
Income Taxes                                         218        216        113         169          715
                                                   -----      -----      -----       -----       ------
Net Income                                         $ 384      $ 385      $ 243       $ 331       $1,343
----------                                         =====      =====      =====       =====       ======

Per Common Share Data:
----------------------
   Basic Earnings                                  $0.53      $0.53      $0.33       $0.45        $1.84
   Diluted Earnings                                 0.52       0.52       0.33        0.45         1.81
   Cash Dividends Paid                              0.18       0.18       0.18        0.18         0.72
Diluted Shares Outstanding                           743        742        741         738          741

---------------------------------------------------------------------------------------------------------

See Note 2 to Consolidated Financial Statements regarding accounting changes.

FORWARD LOOKING STATEMENTS

     The information presented with respect to, among other things, earnings outlook, projected business strategy, the outcome of legal and investigatory proceedings, the Company's plans, objectives and strategies reallocating assets and moving into fee-based businesses, and future loan losses is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

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

     Forward looking statements, including the Company's future results of operations and discussions of future plans contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q, are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements, projections or future plans, could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including the economic and other effects of the WTC disaster and subsequent U.S. military action, lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, variations in management projections or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals, changes in customer credit quality, the Company's access to the capital markets, future changes in interest rates, general credit quality, the levels of economic, capital market, cross-border investing and merger and acquisition activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company's products and services and future global economic, political and military conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

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

WEBSITE INFORMATION

     The Company makes available, on its website: www.bankofny.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

                      THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Balance Sheets
               (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                          September 30,        December 31,
                                                              2002                2001
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 3,753             $ 3,222
Interest-Bearing Deposits in Banks                           4,446               6,619
Securities
  Held-to-Maturity (fair value of $1,137 in 2002             1,141               1,211
  and $1,178 in 2001)
  Available-for-Sale                                        16,882              11,651
                                                           -------             -------
    Total Securities                                        18,023              12,862
Trading Assets at Fair Value                                 9,428               8,270
Federal Funds Sold and Securities Purchased Under Resale
  Agreements                                                 2,410               4,795
Loans (less allowance for credit losses of $681 in 2002
  and $616 in 2001)                                         33,561              35,131
Premises and Equipment                                         976                 992
Due from Customers on Acceptances                              299                 313
Accrued Interest Receivable                                    267                 236
Goodwill                                                     2,345               2,065
Intangible Assets                                               58                  19
Other Assets                                                 5,421               6,501
                                                           -------             -------
     Total Assets                                          $80,987             $81,025
                                                           =======             =======
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $13,208             $12,635
 Interest-Bearing
   Domestic Offices                                         20,201              16,553
   Foreign Offices                                          23,560              26,523
                                                           -------             -------
     Total Deposits                                         56,969              55,711
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           1,256               1,756
Trading Liabilities                                          3,054               2,264
Other Borrowed Funds                                         1,687               2,363
Acceptances Outstanding                                        301                 358
Accrued Taxes and Other Expenses                             4,098               3,766
Accrued Interest Payable                                       123                  92
Other Liabilities                                            1,338               3,422
Long-Term Debt                                               5,528               4,976
                                                           -------             -------
     Total Liabilities                                      74,354              74,708
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 3,500 shares
  in 2002 and in 2001                                            -                   -
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  993,433,196 shares in 2002 and
  990,773,101 shares in 2001                                 7,451               7,431
 Additional Capital                                            831                 741
 Retained Earnings                                           4,773               4,383
 Accumulated Other Comprehensive Income                        123                  80
                                                           -------             -------
                                                            13,178              12,635
 Less: Treasury Stock (267,379,292 shares in 2002
        and 260,449,527 shares in 2001), at cost             6,539               6,312
       Loan to ESOP (823,810 shares in
        2002 and in 2001), at cost                               6                   6
                                                           -------             -------
     Total Shareholders' Equity                              6,633               6,317
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $80,987             $81,025
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

                      THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Income
                   (In millions, except per share amounts)
                                 (Unaudited)

                                                                For the three      For the nine
                                                                months ended       months ended
                                                                September 30,      September 30,

                                                              2002       2001     2002       2001
                                                              ----       ----     ----       ----
Interest Income
---------------
Loans                                                        $ 362      $ 555   $1,122     $1,827
Securities
  Taxable                                                      175        143      474        320
  Exempt from Federal Income Taxes                              15         19       47         56
                                                             -----      -----    -----      -----
                                                               190        162      521        376
Deposits in Banks                                               28         68      106        200
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       11         53       38        142
Trading Assets                                                  58         84      199        334
                                                             -----      -----    -----      -----
    Total Interest Income                                      649        922    1,986      2,879
                                                             -----      -----    -----      -----
Interest Expense
----------------
Deposits                                                       165        351      484      1,185
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                    8         27       24         82
Other Borrowed Funds                                             8         92       66        151
Long-Term Debt                                                  50         65      159        218
                                                             -----      -----    -----      -----
    Total Interest Expense                                     231        535      733      1,636
                                                             -----      -----    -----      -----
Net Interest Income                                            418        387    1,253      1,243
-------------------
Provision for Credit Losses                                    225         40      295        100
                                                             -----      -----    -----      -----
Net Interest Income After Provision
  for Credit Losses                                            193        347      958      1,143
                                                             -----      -----    -----      -----
Noninterest Income
------------------
Servicing Fees
 Securities                                                    480        422    1,411      1,328
 Global Payment Services                                        73         75      217        216
                                                             -----      -----    -----      -----
                                                               553        497    1,628      1,544
Private Client Services and
  Asset Management Fees                                         85         75      256        235
Service Charges and Fees                                        91         81      267        267
Foreign Exchange and Other Trading Activities                   49         79      183        260
Securities Gains                                              (188)        22     (131)       113
Other                                                           46         76      106        140
                                                             -----      -----    -----      -----
    Total Noninterest Income                                   636        830    2,309      2,559
                                                             -----      -----    -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 397        419    1,202      1,205
Net Occupancy                                                   76         87      175        184
Furniture and Equipment                                         32         87      101        148
Other                                                          201        228      573        607
                                                             -----      -----    -----      -----
    Total Noninterest Expense                                  706        821    2,051      2,144
                                                             -----      -----    -----      -----
Income Before Income Taxes                                     123        356    1,216      1,558
Income Taxes                                                    44        113      414        546
                                                             -----      -----   ------     ------
Net Income                                                   $  79      $ 243   $  802     $1,012
----------                                                   =====      =====   ======     ======

Per Common Share Data:
----------------------
   Basic Earnings                                            $0.11      $0.33    $1.11      $1.38
   Diluted Earnings                                           0.11       0.33     1.10       1.36
   Cash Dividends Paid                                        0.19       0.18     0.57       0.54
Diluted Shares Outstanding                                     727        741      729        742

-------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                       THE BANK OF NEW YORK COMPANY, INC.
           Consolidated Statement of Changes in Shareholders' Equity
                     For the nine months ended September 30, 2002
                                   (In millions)
                                    (Unaudited)

Common Stock
Balance, January 1                                                        $ 7,431
  Issuances in Connection with Employee Benefit Plans                          20
                                                                          -------

Balance, September 30                                                       7,451
                                                                          -------

Additional Capital
Balance, January 1                                                            741
  Issuances in Connection with Employee Benefit Plans                          90
                                                                          -------

Balance, September 30                                                         831
                                                                          -------

Retained Earnings
Balance, January 1                                                          4,383
  Net Income                                                      $  802      802
  Cash Dividends on Common Stock                                             (412)
                                                                          -------

Balance, September 30                                                       4,773
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        114
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $85 Million                                   77       77
      Reclassification Adjustment, Net of Taxes of $(34) Million     (46)     (46)
                                                                          -------

    Balance, September 30                                                     145
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (46)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(5) Million                                  (3)      (3)
                                                                          -------

    Balance, September 30                                                     (49)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                         12
      Net Unrealized Derivative Gains on Cash Flow Hedges,
       Net of Taxes of $14 Million                                    15       15
                                                                  -------  ------

    Balance, September 30                                                      27
                                                                           ------

Total Comprehensive Income                                        $  845
                                                                  =======
Less Treasury Stock
Balance, January 1                                                          6,312
  Issued                                                                      (53)
  Acquired                                                                    280
                                                                          -------

Balance, September 30                                                       6,539
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              6
                                                                          -------

Balance, September 30                                                           6
                                                                          -------

Total Shareholders' Equity, September 30                                  $ 6,633
                                                                          =======

------------------------------------------------------------------------------------------
Comprehensive Income for the three months ended September 30, 2002 and 2001 was $170 million and
$269 million.
Comprehensive income for the nine months ended September 30, 2002 and 2001 was $845 million and
$957 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                          For the nine months
                                                          ended September 30,

                                                             2002       2001
                                                             ----       ----
Operating Activities
Net Income                                                 $  802     $1,012
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Losses on Loans and Other Real Estate         295        102
  Depreciation and Amortization                               147        202
  Deferred Income Taxes                                       195        385
  Securities Gains                                            131       (113)
  Change in Trading Activities                               (295)     3,008
  Change in Accruals and Other, Net                          (573)    (1,813)
                                                           ------     ------
Net Cash Provided by Operating Activities                     702      2,783
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                2,537       (651)
Purchases of Securities Held-to-Maturity                      (60)         -
Maturities of Securities Held-to-Maturity                     125         20
Purchases of Securities Available-for-Sale                (15,433)   (10,375)
Sales of Securities Available-for-Sale                      6,653      2,118
Maturities of Securities Available-for-Sale                 3,632      2,085
Net Principal Received (Disbursed) on Loans to Customers    1,415     (9,355)
Sales of Loans and Other Real Estate                          244        316
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                         2,385      5,459
Purchases of Premises and Equipment                          (165)       (86)
Acquisitions, Net of Cash Acquired                           (348)      (547)
Proceeds from the Sale of Premises and Equipment                1          4
Other, Net                                                   (267)      (112)
                                                           ------     ------
Net Cash Provided (Used) by Investing Activities              719    (11,124)
                                                           ------     ------
Financing Activities
Change in Deposits                                            417      4,040
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           (500)     4,611
Change in Other Borrowed Funds                               (509)       402
Proceeds from the Issuance of Long-Term Debt                1,325        100
Repayments of Long-Term Debt                               (1,005)      (155)
Issuance of Common Stock                                      163        274
Treasury Stock Acquired                                      (280)      (519)
Cash Dividends Paid                                          (412)      (397)
                                                           ------     ------
Net Cash (Used) Provided by Financing Activities             (801)     8,356
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       (89)       149
                                                           ------     ------
Change in Cash and Due From Banks                             531        164
Cash and Due from Banks at Beginning of Period              3,222      3,125
                                                           ------     ------
Cash and Due from Banks at End of Period                   $3,753     $3,289
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  702     $1,639
    Income Taxes                                              222        155
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         1          1

----------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                      THE BANK OF NEW YORK COMPANY, INC.
                  Notes to Consolidated Financial Statements

1.  General
    -------

     The accounting and reporting policies of The Bank of New York Company, Inc., a financial holding company, and its consolidated subsidiaries (the "Company") conform with generally accepted accounting principles and general practice within the banking industry. Such policies are consistent with those applied in the preparation of the Company's annual financial statements.

     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Excluding adjustments related to the World Trade Center disaster ("WTC disaster"), such adjustments are of a normal recurring nature.

2.  Accounting Changes and New Accounting Pronouncements
    ----------------------------------------------------

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. At the time, as permitted by the standard, the Company elected not to adopt the fair value accounting provisions of the standard and to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." However, during the third quarter of 2002, the Company announced it would adopt the fair value accounting provisions of SFAS No. 123 for 2003 grants. The Financial Accounting Standards Board (the "FASB") is considering modifying SFAS No. 123 to allow alternative methods of adoption. The Company plans to use the original method permitted under SFAS No. 123 which will require options granted after January 1, 2003 to be expensed. This method is expected to reduce diluted earnings per common share for 2003 by approximately $.03 per share. In accordance with SFAS No. 123, options granted prior to January 1, 2003 will continue to be accounted for under APB Opinion No. 25.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of this pronouncement to have an impact on its results of operations or financial condition.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 became effective for the Company on January 1, 2002. The adoption of this standard had no impact on the Company's results of operations or financial condition.

     See footnote 4 regarding the impact of Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets".

     In November 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred." This guidance, effective January 1, 2002 requires companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense. Historically, the Company has netted these reimbursements against the related operating expenses. Client reimbursements for out-of-pocket expenses are reflected in securities servicing and private client services and asset management fee revenue in the accompanying financial statements. Prior periods have been restated. See pages 29 and 30.

     In the fourth quarter of 2001, the Company reclassified Company-Obligated Mandatory Redeemable Preferred Trust Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures to Long-Term Debt. Prior periods have been restated.

     In May 2002, the FASB issued an exposure draft related to guarantees. The new standard would require a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of obligations it has undertaken in issuing the guarantee. The Company does not believe that adoption of the new standard will have a significant impact on its financial condition or results of operations.

     In June 2002, the FASB issued an exposure draft related to consolidation of special-purpose entities ("SPEs") that may affect securitization transactions. Since that time the FASB has discussed significant modifications to the exposure draft. Information regarding the Company securitization transactions is disclosed in footnote 6 "Securitizations" in the Company's 2001 Annual Report. The Company does not believe that adoption of a new standard related to SPEs will have a significant impact on its financial condition or results of operations.

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities initiated after December 31, 2002. The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe that adoption of the new standard will have a significant impact on its financial condition or results of operations.

     In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions." This standard eliminates specialized accounting guidance related to certain acquisitions. The Company does not believe that adoption of the standard will have a significant impact on its financial condition or results of operations.

3.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be an active acquirer of securities servicing and asset management businesses. During the third quarter of 2002, 2 businesses were acquired for a total cost of $7 million, primarily paid in cash. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. Potential contingent payments related to third quarter acquisitions are $16 million. During the first nine months of 2002, the Company acquired 9 businesses for $328 million, and is contingently liable for payments of $300 million.

     Goodwill related to third quarter and year-to-date 2002 acquisition transactions was $6 million and $234 million respectively. The tax deductible portion of goodwill for the third quarter and year-to-date 2002 is zero and $165 million. All of the goodwill was assigned to the Company's Servicing and Fiduciary Business segment. At September 30, 2002, the Company was liable for potential contingent payments related to acquisitions in the amount of $464 million. During the third quarter and first nine months of 2002, the Company paid $2.6 million and $12.6 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2002 acquisitions is not material to third quarter 2002 net income.

     In February 2002, the Company acquired Autranet, Inc., a subsidiary of Credit Suisse First Boston (USA), Inc. This acquisition provided the Company with one of the largest providers of independently originated research services in the U.S. which maintains relationships with over 500 institutional investment managers. Autranet provides a full range of services covering every aspect of the third party research process including trade execution, operational and administrative support, research selection and procurement services and regulatory support.

     In February 2002, the Company acquired G-Trade Services, Ltd. and other related wholly-owned subsidiaries of the Credit Lyonnais SA Group. G-Trade, a leading provider of wholesale execution services including electronic direct access trading in 22 markets and basket trading capabilities in 65 markets worldwide, is the executing and clearing broker for non-U.S. equities executed through the Bloomberg Tradebook system. This acquisition expands the Company's non-dollar institutional trading capabilities and enhances the range of international services that the Company offers in the institutional brokerage and clearing services sector.

     In February 2002, the Company acquired the Core International ADR and Domestic Equity Index institutional investment management businesses of Axe-Houghton Associates, Inc. based in Rye Brook, New York. This transaction added approximately $2.6 billion in assets under management.

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

     In May 2002, the Company acquired Gannet Welsh & Kotler, Inc ("GW&K"), a privately held asset management firm based in Boston, Massachusetts. GW&K manages approximately $5 billion offering both fixed income and equity portfolio management services to high net worth individuals and small to mid-size institutions located in the Boston area and nationwide.

     In June 2002, the Company acquired Beacon Fiduciary Advisors, a privately held asset management firm based in Chestnut Hill, Massachusetts which manages in excess of $700 million for over 350 high-net-worth individuals nationwide.

     In June 2002, the Company acquired Francis P. Maglio & Co., Inc., a leading institutional trading firm. This acquisition complements the Company's comprehensive suite of trading strategies and systems, which include: volume weighted-average price, program and portfolio transitions trading to its core block, and electronic trading capabilities.

     In June 2002, the Company signed a definitive agreement to acquire the back-office clearance and settlement capabilities of Tilney Investment Management through the acquisition of certain assets. This acquisition expands the Company's European correspondent clearing capability.

     In July 2002, the Company acquired the correspondent clearing business of Weiss, Peck & Greer, LLC adding approximately 50 new correspondent clearing clients.

     In August 2002, the Company acquired the Structured Investment Vehicle
(SIV) management business of Quadrant Capital Limited based in London, England. Quadrant Capital provides investment management and administrative services for SIV programs. This acquisition involves the transfer of Quadrant Capital's administrative personnel, proprietary program documentation and a specialized software tool known as Quasar that provides customized asset and liability management reporting for SIV programs.

     In October 2002, the Company acquired Lockwood Financial Group Inc. ("LFG") based in Malvern, Pennsylvania. LFG is the industry's largest independent provider of individually managed account services to independent financial advisors. LFG provides customized investment solutions to individuals and institutions through independent financial advisors in the separate account industry.

     In October 2002, the Company acquired Electronic Managed Account Technologies Inc. ("EMAT") based in Malvern, Pennsylvania. EMAT is the leading independent provider of processing services for individually managed accounts. This acquisition confirms the Company's commitment to provide a wide range of customized investment processing solutions to its worldwide network of mutual fund companies, banks and money managers.

     In October 2002, the Company signed a definitive agreement to acquire the assets of International Fund Administration Ltd. (IFA), a Bermuda-based, alternative investment fund administrator. IFA offers service solutions for alternative investments, including hedge funds, and will offer services to funds domiciled in Bermuda, Cayman Islands, Ireland, Jersey, Luxembourg and the United States. The Company expects this transaction to close by the end of the year.

     In October 2002, the Company and ING, a global financial institution of Dutch origin, announced a global arrangement to outsource ING's international cash equities clearance and settlements operations in London, New York, Hong Kong and Singapore to the Company. This multi-market agreement adds to the Company's existing institutional broker/dealer clearing operations in London as well as its correspondent clearing operations in Asia and the United States.

4.  Goodwill and Intangibles
    ------------------------

     Effective January 1, 2002, a new accounting standard requires the Company to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effect follows:

(In millions, except                                                 Nine Months         Three Months
 per share amounts)                                              Ended September 30,  Ended September 30,
                                 2001        2000        1999           2001                 2001
                               --------    --------    --------  -------------------  -------------------

Net Income                      $1,343      $1,429      $1,739        $1,012                $ 243
Add: Goodwill Amortization,
      Net of Tax                    73          85          77            55                   18
                                ------      ------      ------        ------                -----
Adjusted Net Income             $1,416      $1,514      $1,816        $1,067                $ 261
                                ======      ======      ======        ======                =====


Basic Earnings Per Common Share:

Net Income                       $1.84       $1.95       $2.31         $1.38                $0.33
Goodwill Amortization,
 Net of Tax                       0.10        0.12        0.10          0.08                 0.02
                                 -----       -----       -----         -----                -----
Adjusted Net Income              $1.94       $2.07       $2.41         $1.46                $0.35
                                 =====       =====       =====         =====                =====


Diluted Earnings Per Common Share:

Net Income                       $1.81       $1.92       $2.27         $1.36                $0.33
Goodwill Amortization,
 Net of Tax                       0.10        0.11        0.10          0.07                 0.02
                                 -----       -----       -----         -----                -----
Adjusted Net Income              $1.91       $2.03       $2.37         $1.43                $0.35
                                 =====       =====       =====         =====                =====

Goodwill by segment for the quarter ended September 30, 2002 is as follows:

                    Servicing
                       and
                    Fiduciary   Corporate   Retail   Financial Consolidated
(In millions)       Businesses   Banking    Banking   Markets     Total
                    ----------  ---------   -------  --------- -----------
Balance as of
September 30, 2002   $2,205        $31       $109       $ -      $2,345
                     ======        ===       ====       ===      ======

     The Company's business segments are tested annually for goodwill impairment. The Company completed its initial evaluation of goodwill for impairment and determined that no impairment loss was required.

Intangible Assets
---------------------

                                                                     Weighted
                                 Gross                    Net        Average
(In millions)                   Carrying  Accumulated   Carrying   Amortization
                                 Amount  Amortization    Amount   Period in Years
                                -------- ------------   --------  ---------------
Intangible Assets                 $ 88       $(30)         $58          10


     The aggregate amortization expense of intangibles and goodwill was $0.4 million and $29 million for the quarters ended September 30, 2002 (intangibles only) and 2001, respectively and $5 million and $83 million for the nine months ended September 30, 2002 (intangibles only) and 2001, respectively. Estimated amortization expense for the next five years is as follows:

                  For the year ended        Amortization
(In millions)        December 31,             Expense
                  ------------------        -------------

                         2002                   $ 7
                         2003                     8
                         2004                     7
                         2005                     6
                         2006                     6

5.  Allowance for Credit Losses
    ---------------------------

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

     The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral.

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


     Transactions in the allowance for credit losses are summarized as follows:

                                          Nine months ended
                                            September 30,

(In millions)                            2002           2001
                                         ----           ----

Balance, Beginning of Period             $616           $616
  Charge-Offs                            (242)          (107)
  Recoveries                               12              7
                                         ----           ----
  Net Charge-Offs                        (230)          (100)
  Provision                               295            100
                                         ----           ----
Balance, End of Period                   $681           $616
                                         ====           ====

6.  Capital Transactions
    --------------------

     On November 12, 2002, the Company announced a new 16 million share buyback program. As of November 14, 2002, the Company has approximately 18 million common shares remaining to repurchase under its buyback programs.
The Company issued $250 million of subordinated debt on November 5, 2002. During the second quarter of 2002, the Company filed a new shelf registration statement. At November 14, 2002, the registration statement has a remaining capacity of approximately $1.5 billion of debt, preferred stock, preferred trust securities, or common stock.

7.  Earnings Per Share
    ------------------

The following table illustrates the computations of basic and diluted earnings per share:


                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
(In millions, except per share amounts)
                                             2002    2001       2002     2001
                                             ----    ----       ----     ----

Net Income (1)                               $ 79    $243       $802   $1,012
                                             ====    ====       ====   ======
Basic Weighted Average
 Shares Outstanding                           721     731        722      731
Shares Issuable on Exercise of
  Employee Stock Options                        6      10          7       11
                                             ----    ----       ----     ----
Diluted Weighted Average Shares Outstanding   727     741        729      742
                                             ====    ====       ====     ====

Basic Earnings Per Share:                  $ 0.11  $ 0.33     $ 1.11   $ 1.38
Diluted Earnings Per Share:                  0.11    0.33       1.10     1.36

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

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

Commission file number 1-6152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the Commonwealth of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of October 31, 2002, The Bank of New York Company, Inc. had
725,263,443 shares of common stock ($7.50 par value) outstanding.

The Bank of New York Company, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.


           Cross-reference                                    Page(s)
----------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of
            September 30, 2002 and December 31, 2001              33

           Consolidated Statements of Income for
            the three and nine months ended
            September 30, 2002 and 2001                           34

           Consolidated Statement of Changes in
            Shareholders' Equity for the nine months
            Ended September 30, 2002                              35

           Consolidated Statement of Cash Flows for
            the nine months ended September 30, 2002 and 2001     36

           Notes to Consolidated Financial Statements        37 - 43

           Consolidated Average Balance Sheet
            and Net Interest Analysis                        27 - 28

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     2 - 32

Item 3     Quantitative and Qualitative Disclosures
            About Market Risk                                20 - 21, 24

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     On August 31, 2001, defendants moved to dismiss the two actions filed in the United States District Court for the Southern District of New York. On November 27, 2001, the federal district court granted defendants' motion and dismissed the two actions. On December 19, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. Argument on that appeal was held on October 9, 2002.

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

     Additionally, on October 7, 1999, six alleged depositors of Joint Stock Bank Inkombank ("Inkombank"), a Russian bank, filed a purported class action in the United States District Court for the Southern District of New York on behalf of all depositors of Inkombank who lost their deposits when that bank collapsed in 1998. The complaint, as subsequently amended twice, alleges that the Company and the Bank and their senior officers knew about, and aided and abetted the looting of Inkombank by its principals and participated in a scheme to transfer cash improperly from Russia to various off-shore accounts and to avoid Russian customs, currency and tax laws. The amended complaint asserts causes of action for conversion and aiding and abetting conversion under New York law. In addition, the amended complaint states a claim under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On March 21, 2001, the court dismissed the second amended complaint without leave to replead. On January 14, 2002, the United States Court of Appeals for the Second Circuit vacated the dismissal of the Second Amended Complaint because it disagreed with one ground of the district court's dismissal, and remanded the case to the lower court to consider alternate bases for dismissal. On October 16, 2002, the district court again dismissed the second amended complaint without leave to replead; plaintiffs have until November 25, 2002 to seek appellate review of the district court's dismissal. The Company and the Bank believe that the allegations made in this action are without merit, and intend to defend the action vigorously.

     On October 24, 2000, three alleged shareholders of Inkombank filed an action in the Supreme Court, New York County against the Company, the Bank and Inkombank. The complaint alleges that the defendants fraudulently induced the plaintiffs to refrain from redeeming their alleged $40 million investment in Inkombank. The complaint asserts a single cause of action for fraud, seeking $40 million plus 12% interest from January 1994, punitive damages, costs, interest and attorney fees. The Court denied the Company and the Bank's motion to dismiss the complaint on January 15, 2002 and motion for reargument on September 6, 2002. Discovery is ongoing. The Company and the Bank believe that the allegations of the complaint are without merit and intend to defend the action vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges for the Three and Nine Months Ended September 30, 2002 and 2001.

(b)  The Company filed the following reports on Form 8-K since
     June 30, 2002:

     On July 17, 2002, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the second quarter of 2002 contained in the Company's press release dated July 17, 2002.

     On August 14, 2002, the Company filed a Form 8-K Current Report (Item 9), which report included statements required by the Securities and Exchange Commission order of June 27, 2002 and the certifications pursuant to 18 U.S.C.
Section 1350.

     On September 4, 2002, the Company filed a Form 8-K Current Report dated August 28, 2002 (Item 5 and 7), which report included five exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-89586, 333-89586-01, 333-89586-02, 333-89586-03, 333-89586-04) covering the Company's
4.25% Fixed Rate/Floating Rate Senior Subordinated Notes due 2012, issuable under an Indenture, dated as of October 1, 1993 between the Company and J.P. Morgan Trust Company, National Association. The exhibits consist of the Pricing agreement dated August 28, 2002; the Underwriting Agreement Standard Provisions; the Form of Note; an Officers' Certificate pursuant to Section 301 of the Indenture; and the opinion of counsel as to the legality of the Notes.

     On October 2, 2002, the Company filed a Form 8-K Current Report (Item 5 and 7), which report included a press release dated October 2, 2002, in connection with the announcement of charges for loans and securities valuation adjustments for the third quarter of 2002.

     On October 16, 2002, the Company filed a Form 8-K Current Report (Items 5 and 7), which report included unaudited interim financial information and accompanying discussion for the third quarter of 2002 contained in the Company's press release dated October 16, 2002.

     On November 13, 2002, the Company filed a Form 8-K Current Report dated November 5, 2002 (Item 5 and 7), which report included four exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-89586, 333-89586-01, 333-89586-02, 333-89586-03, 333-89586-04) covering the Company's
5.50% Senior Subordinated Notes due 2017, issuable under an Indenture, dated as of October 1, 1993 between the Company and J.P. Morgan Trust Company, National Association. The exhibits consist of the Pricing agreement dated November 5, 2002; the Form of Note; an Officers' Certificate pursuant to
Section 201 and 301 of the Indenture; and the opinion of counsel as to the legality of the Notes.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: November 14, 2002             By:  /s/ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

CERTIFICATIONS

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
------------------------------------------------------

I, Thomas A. Renyi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bank of New York Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002

     /s/ Thomas A. Renyi
     -------------------
     Thomas A. Renyi
     Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Bruce W. Van Saun, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bank of New York Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002

     /s/ Bruce W. Van Saun
     ---------------------
     Bruce W. Van Saun
     Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

   12          Ratio of Earnings to Fixed Charges for the
               Three and Nine Months Ended September 30, 2002 and 2001.