Form 10-K
period 2002-12-31
BANK OF NEW YORK CO INC
filed 2003-03-17
CIK 9626

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

Commission file number 1-6152

THE BANK OF NEW YORK COMPANY, INC.

New York

(State or other jurisdiction of incorporation or organization)

I.R.S. Employer Identification No. 13-2614959

Address: One Wall Street

New York, New York 10286

Telephone: (212) 495-1784

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $7.50 par value*

Preferred Stock Purchase Rights*

7.05% Preferred Trust Securities, Series D*

6.88% Preferred Trust Securities, Series E*

Securities registered pursuant to Section 12(g) of the Act:

Class A, 7.75% Cumulative Convertible Preferred Stock 7.97% Capital Securities, Series B

As of February 28, 2003, The Bank of New York Company, Inc. had 726,314,129 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates on February 28, 2003 was $16,545,435,860.

The Bank of New York Company, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption “Forward-Looking Statements” are incorporated in the Form 10-K.

*	Registered on New York Stock Exchange

The Bank of New York Company, Inc.

2002 Annual Report on Form 10-K

THE BANK OF NEW YORK COMPANY, INC.

FINANCIAL REVIEW

SELECTED FINANCIAL DATA

	2002	2001*	2000	1999**	1998
(Dollars in millions, except per share amounts)
Net Interest Income	$1,665	$1,681	$1,757	$1,589	$1,556
Noninterest Income	3,143	3,571	3,145	3,516	2,304
Provision for Credit Losses	685	375	105	135	20
Noninterest Expense	2,751	2,819	2,546	2,130	1,949
Net Income	902	1,343	1,429	1,739	1,192
Net Income Available to Common Shareholders	902	1,343	1,429	1,739	1,192

Return on Average Assets	1.13%	1.64%	1.85%	2.60%	1.89%
Return on Average Common Shareholders’ Equity	13.96	21.58	26.08	34.00	24.25
Common Dividend Payout Ratio	60.78	39.21	33.87	25.03	33.84

Per Common Share
Basic Earnings	$1.25	$1.84	$1.95	$2.31	$1.59
Diluted Earnings	1.24	1.81	1.92	2.27	1.53
Cash Dividends Paid	0.76	0.72	0.66	0.58	0.54
Market Value at Year-End	23.96	40.80	55.19	40.00	40.25

Averages
Securities	$23,036	$18,559	$15,764	$7,545	$7,154
Loans	34,305	38,770	39,262	38,881	38,340
Total Assets	79,655	81,700	77,241	66,777	63,141
Deposits	53,795	56,278	54,755	46,564	42,262
Long-Term Debt	5,338	4,609	4,384	3,793	3,205
Shareholders’ Equity:
Preferred	—	1	1	1	1
Common	6,465	6,224	5,479	5,113	4,915

At Year-End
Allowance for Credit Losses as a Percent of Loans	2.65%	1.72%	1.70%	1.58%	1.66%
Tier 1 Capital Ratio	7.58	8.11	8.60	7.51	7.89
Total Capital Ratio	11.96	11.57	12.92	11.67	11.90
Leverage Ratio	6.48	6.70	7.49	7.20	7.46
Common Equity to Assets Ratio	8.66	7.80	7.98	6.88	8.58
Total Equity to Assets Ratio	8.66	7.80	7.98	6.88	8.58

Common Shares Outstanding (in millions)	725.971	729.500	739.926	738.770	771.318
Employees	19,435	19,181	18,861	17,735	17,157

*	The 2001 reported results reflect the estimated $242 million impact of the World Trade Center disaster, the related $175 million initial insurance recovery, see “World Trade Center Disaster”, and the $190 million special provision on the accelerated disposition of emerging telecommunications loans.

**	The 1999 reported results reflect the $1,020 million gain on the sale of BNY Financial Corporation (“BNYFC”), as well as the $124 million liquidity charge related to the sale of loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION  AND RESULTS OF OPERATIONS (“MD&A”)

Introduction

The Bank of New York Company, Inc.’s (the “Company”) actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading “Forward Looking Statements”. When used in this report, the words “estimate,” “forecast,” “project,” “anticipate,” “expect,” “intend,” “believe,” “plan,” “goal,” “should,” “may,” “strategy,” and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

Overview

The Bank of New York Company, Inc., is a financial holding company and together with its consolidated subsidiaries (the “Company”) (NYSE: BK), has total assets of over $77 billion as of December 31, 2002. The Company provides a complete range of banking and other financial services to corporations and individuals worldwide through its basic businesses, namely, Securities Servicing, Global Payment Services, BNY Asset Management and Private Client Services, Corporate Banking, Global Market Services, and Retail Banking.

The Company has focused its strategy on high-growth, fee-based businesses that have transformed the Company from a traditional commercial bank into a premier global securities servicing provider. The Company’s breadth of products and services allow it to build client relationships with investors, issuers and financial intermediaries through many different avenues in major markets and regions throughout the world. The Company’s well-diversified franchise has become an integral part of the infrastructure of the global capital markets.

Summary of Results

For the year 2002, the Company reported net income of $902 million or $1.24 per diluted share, compared with $1,343 million or $1.81 per diluted share in 2001 and $1,429 million or $1.92 per diluted share in 2000. The 2002 decline largely reflects an increase in the provision for credit losses, which increased to $685 million in 2002 from $375 million in 2001. The Company has experienced higher than historical credit losses over 200l and 2002, primarily due to the telecommunications and aircraft leasing segments of its loan portfolio.

Securities servicing fees in 2002 were $1,896 million, a 7% increase, compared with $1,775 million in 2001 reflecting acquisitions and the benefit of well-diversified businesses. Global payment services fees increased 2% for the full year, because of higher funds transfer volumes and increased multi-currency activity from existing clients, as well as the addition of new clients, which offset continued weakness in global trade services. For the year 2002, private client services and asset management fees were up 9% from the previous year, reflecting several acquisitions and core growth in alternative investments and retail investment products. Ivy Asset Management’s assets under management increased 30% on a year-over-year basis. Foreign exchange and other trading revenues decreased 31% in 2002 due to a significant decrease in volatility in the currency markets and reduced client activity in the second half of 2002. Other trading was negatively impacted by a fall off in client interest rate hedging activities. Year-end assets under custody were $6.8 trillion, including $1.9 trillion of cross-border custody assets. Gains and losses on securities were a loss of $118 million in 2002, compared with a gain of $154 million in 2001 primarily reflecting impairment of equity securities.

In 2002, return on average common equity was 13.96% compared with 21.58% in 2001 and 26.08% in 2000, while return on average assets was 1.13% in 2002 compared with 1.64% in 2001 and 1.85% in 2000.

In 2001, the World Trade Center disaster (“WTC disaster”) resulted in a disruption of the markets, including payment and securities processing, which affected both the Company and other market participants. The Company estimates the WTC disaster reduced net interest income by $45 million and noninterest revenue by $29 million in 2001. Noninterest income also included an insurance recovery of $175 million in 2001. In addition, the Company recorded noninterest expenses of $168 million in 2001. These expenses primarily related to the repair of damaged facilities, overtime and other staff costs, replacement equipment, replacement furniture and fixtures, and costs associated with interim space.

In 2001, securities servicing fees were $1,775 million, a 6% increase, compared with $1,681 million in 2000. Areas leading the increase for the year included execution services, corporate trust, broker-dealer services, and global liquidity services. New business growth in cash management drove global payment services fees to $287 million, up 10% from 2000, reflecting continued success of CA$H-Register PlusR, the Company’s internet-based electronic banking service. Foreign exchange and other trading revenues were $338 million, up 30% from 2000, reflecting a strong demand for interest rate risk management products driven by declining interest rates and higher volatility in 2001. Private client services and asset management fees were $314 million, up 5% compared with $300 million in 2000, because strength in alternate investments and short-term money market product lines offset lower asset price levels.

In 2000, securities servicing fee revenues were up 33% to $1,681 million reflecting particular strength in global custody, depositary receipts (“DRs”), unit investment trust (“UIT”), and mutual funds as well as global execution and clearing services. In addition, fee revenue benefited from the acquisition of the Royal Bank of Scotland Trust Bank (“RBSTB”) on October 31, 1999. Private client services and asset management fees were up 23% to $300 million, led by strong business flows in the BNY Hamilton Funds, as well as by the acquisitions of Ivy Asset Management Corp. and Estabrook Capital Management, Inc. Increased cross-selling within the securities servicing client franchise and rapid growth in the Company’s foreign exchange e-commerce initiative drove foreign exchange and other trading revenues up 38% to $261 million. Net interest income on a taxable equivalent basis was $1,811 million in 2000, benefiting from the acquisition of RBSTB, which brought approximately $10 billion in highly liquid, short-term assets and liabilities. The provision for credit losses was $105 million.

Recent Developments

In January 2003, the Company signed a definitive purchase agreement with Credit Suisse First Boston to acquire its Pershing unit. Headquartered in Jersey City, New Jersey, Pershing is a leading global provider of correspondent clearing services and outsourcing solutions for broker dealers, asset managers and other financial intermediaries. Pershing has approximately 4,000 employees worldwide at 13 locations in the U.S., Europe and Asia. Under the terms of the agreement, the Company will pay a purchase price of $2 billion in cash subject to an upward adjustment of up to $50 million depending on the achievement of certain revenue goals. The Company expects the acquisition to be dilutive to its earnings by approximately $0.02 to $0.03 per share in 2003 (not including dilution of approximately $0.06 per share from an expected one-time integration charge of $65 million of pre-tax restructuring costs associated with the acquisition), and accretive by approximately $0.02 to $0.03 per share in 2004. This transaction is expected to close during the second quarter of 2003.

The Company expects that the acquisition of Pershing will strengthen its position as a global securities servicing provider and accelerate the continuing transformation of its business model. The Company estimates that fee-based revenues will increase to approximately 74% of total revenues after closing the Pershing acquisition. In addition, the Company expects the acquisition to allow it to take advantage of significant economies of scale. After the acquisition, the Company will become the largest provider of agency execution and clearing services through BNY Securities Group. On a combined basis, it will have over 3,000 institutional clients, over 1,200 correspondent brokerage firms and will have 29 seats on the New York Stock Exchange. It will execute transactions totaling 325 million shares daily and will continue to be the largest electronic broker for global execution services, serving 65 global markets, and the largest provider of commission management services for asset managers and plan sponsors.

The Company has sold forward $1 billion of common stock and has issued $400 million of subordinated debt as part of the financing of the acquisition. The Company expects to issue an additional $600 million of debt prior to the closing. See “Capital Resources” section.

After a promising start in early January, the business environment in the first quarter of 2003 has become increasingly challenging. Concerns about geopolitical considerations have overshadowed the modest pace of economic growth, suppressing capital markets activity. As a result, equity trading volumes and price levels, capital raising and corporate actions are all weaker than expected, making revenue growth more challenging. These conditions may make it difficult to perform at targeted levels until the environment improves. Nonetheless, the Company continues to prudently invest in its businesses to enhance its strategic positioning, and remains committed to its long-term financial goals (See “Long-Term Financial Goals and Factors That May Affect Them”).

Consolidated Income Statement Review

Noninterest Income

	2002	2001	2000
(In millions)
Noninterest Income
Servicing Fees
Securities	$1,896	$1,775	$1,681
Global Payment Services	292	287	261

	2,188	2,062	1,942
Private Client Services and Asset Management Fees	344	314	300
Service Charges and Fees	361	356	364
Foreign Exchange and Other Trading Activities	234	338	261
Securities Gains/(Losses)	(118)	154	150
Other	134	347	128

Total Noninterest Income	$3,143	$3,571	$3,145

Noninterest income is provided by a wide range of securities servicing, global payment services, private client services and asset management, trading activities and other fee-based services. Revenues from these activities were $3,143 million in 2002, compared with $3,571 million in 2001, and $3,145 million in 2000. The Company estimates the WTC disaster reduced noninterest income in 2001 by $29 million(1).

Securities servicing fees were $1,896 million, $1,775 million, and $1,681 million, in 2002, 2001, and 2000. The 7% increase in securities servicing fees from 2001 reflects acquisitions and the benefit of well-diversified businesses across markets, products, client segments, and geography. In 2001, the 6% increase in securities servicing fees reflects growth in execution services, corporate trust, broker-dealer services, and global liquidity services.

Global payment services fees, principally funds transfer, cash management, and trade services, were $292 million in 2002, $287 million in 2001, and $261 million in 2000. The increase in global payment services fees from 2001 reflects higher funds transfer volumes and increased multi-currency activity from existing clients, as well as the addition of new clients. This offset continued weakness in global trade services.

(1)	The $29 million of noninterest income can be broken into two components. The first component consists of $23 million of estimated fees not earned due to closed markets, lost clients and delayed or lost new business. Fees for the periods the markets were closed were estimated based on extrapolating recent average daily fees to the period from September 11, 2001 through September 17, 2001 when the markets reopened. Revenue related to lost clients and delayed or lost new business was measured based on the expected revenue to be earned from these clients or prospects during the period September 11, 2001 through September 30, 2001. The second component is comprised of $6 million which represents fees waived or compensation paid to customers, or other hard dollar losses. This amount was determined based on actual amounts of fees waived, compensation paid to customers or other losses.

Private client services and asset management fees were $344 million in 2002, $314 million in 2001, and $300 million in 2000. The 9% increase from 2001 reflects several acquisitions and core growth in alternative investments and retail investment products. The increase in 2001 from 2000 reflects strong growth in alternative investment products.

Service charges and fees were $361 million in 2002, compared with $356 million in 2001, and $364 million in 2000. The increase in 2002 from 2001 relates to increased fees charged to customers in lieu of customer deposits. The decline in 2001 from 2000 primarily reflects the impact of the WTC disaster.

Foreign exchange and other trading revenues were $234 million in 2002, $338 million in 2001, and $261 million in 2000. The 31% decrease in 2002 from the prior year reflects a significant decrease in volatility in the currency markets and reduced client activity in the second half of 2002. Other trading was negatively impacted by a fall off in client interest rate hedging activities and a reduction in seasonal arbitrage opportunities arising from the securities lending area. The 30% increase in revenue in 2001 compared with 2000 reflected strong demand for interest rate risk management products driven by declining interest rates and higher volatility. Strong foreign exchange transaction flows from the Company’s securities servicing clients also contributed to the increase.

Securities losses were $118 million in 2002, compared with a $154 million gain in 2001, and a $150 million gain in 2000. In 2002, the loss included a $210 million equity writedown that precipitated the substantial liquidation of the Company’s bank stock portfolio.

Other noninterest income was $134 million in 2002, $347 million in 2001, and $128 million in 2000. In 2002, other income includes a $32 million Empire State Development Corporation (“ESDC”) grant. The ESDC grant covers relocation and other costs associated with the Company’s previously announced decision to return to downtown Manhattan and to move 1,500 employees to a new facility in Brooklyn. In 2001, other income includes a $175 million insurance recovery related to the WTC disaster and a $43 million gain on the sale of the Company’s interest in New York Cash Exchange (“NYCE”). In 2000, other income includes a $26 million payment associated with the termination of a securities clearing contract.

Net Interest Income

	2002	2001	2000
(Dollars in millions on a taxable equivalent basis)
Net Interest Income	$1,714	$1,741	$1,811
Net Interest Rate Spread	2.29%	1.89%	1.85%
Net Yield on Interest Earning Assets	2.62	2.57	2.79

For 2002, net interest income on a taxable equivalent basis amounted to $1,714 million compared with $1,741 million in 2001. Average earning assets were $65.4 billion compared with $67.7 billion in 2001. Average loans were $34.3 billion in 2002 compared with $38.8 billion in 2001. The impact of the WTC disaster in 2001 increased average earning assets and loans by $3.9 billion. Average securities were $23.0 billion in 2002, up from $18.6 billion in 2001. The Company added approximately $6.2 billion of highly-rated mortgage-backed securities to its portfolio in 2002. The decline in net interest income reflects the decline in average earning assets. The net interest rate spread was 2.29% in 2002 compared with 1.89% in 2001, while the net yield on interest earning assets was 2.62% in 2002 and 2.57% in 2001. The increase in the spread is attributable to increased holdings of investment securities. The increase in the yield is attributable to increased holdings of investment securities partially offset by the decreased value of demand deposits in a lower interest rate environment.

For 2001, net interest income on a taxable equivalent basis amounted to $1,741 million compared with $1,811 million in 2000. The decline in net interest income in 2001 reflects several factors. First, the WTC disaster resulted in a disruption of markets, including payment and securities processing, which affected both the

Company and other market participants. In addition, significant levels of liquidity were injected into the markets immediately following the disaster. These factors resulted in excess liquidity which could not be invested and unsettled trades at the Company, causing an estimated $45 million drop in net interest income and a temporary expansion of the Company’s balance sheet. Second, the decline reflects the Company’s ongoing strategy to shift the mix of its assets away from loans to highly-rated investment securities and short-term liquid assets. Lastly, the decline also results from the lower value of free funds in a declining interest rate environment. Average earning assets were $67.7 billion, up from $64.9 billion in 2000. Average loans were $38.8 billion in 2001 compared with $39.3 billion in 2000. Average securities were $18.6 billion in 2001, up from $15.8 billion in 2000. The Company added approximately $6 billion of highly-rated mortgage and asset backed securities to its securities portfolio in 2001. Substantially all of these securities were rated AAA. The net interest rate spread was 1.89% in 2001 compared with 1.85% in 2000, while the net yield on interest earning assets was 2.57% in 2001 and 2.79% in 2000.

For 2000, net interest income on a taxable equivalent basis amounted to $1,811 million. Average earning assets were $64.9 billion, up from the prior year level of $56.2 billion, reflecting growth in highly liquid, lower yielding assets generated by the Company’s securities servicing businesses and the acquisition of RBSTB. Average loans increased by $0.4 billion to $39.3 billion in 2000. The net interest rate spread was 1.85% in 2000, while the net yield on interest earning assets was 2.79%. The expansion of the Company’s securities servicing, global payment services, and asset management businesses continued to generate increased levels of deposits. These additional deposits were invested in high quality liquid assets which increased net interest income, although lowering the net interest rate spread and net yield.

Provision for Credit Losses

The provision for credit losses was $685 million in 2002 compared with $375 million in 2001 and $105 million in 2000. The increase in 2002 primarily reflects deterioration in the loan portfolio particularly for borrowers in the telecommunications and retail portfolios and additional provisioning related to aircraft leasing exposure to United Airlines, as well as the potential losses on leases to other domestic carriers. The increase in the provision in 2001 compared with 2000 primarily reflects the accelerated disposition program related to emerging telecommunications companies credits, the loss on an energy trading credit, and the general deterioration in credit quality in 2001.

Noninterest Expense

	2002	2001	2000
(In millions)
Salaries and Employee Benefits	$1,581	$1,593	$1,491
Net Occupancy	230	233	184
Furniture and Equipment	138	178	108
Clearing	124	61	36
Sub-custodian Expenses	70	62	68
Software	115	90	66
Amortization of Goodwill and Intangibles	8	112	115
Other	485	490	478

Total Noninterest Expense	$2,751	$2,819	$2,546

Total noninterest expense was $2,751 million in 2002, $2,819 million in 2001, and $2,546 million in 2000. Adjusting for higher expenses in 2001 due to the impact of the WTC disaster of $168 million and higher goodwill and intangibles amortization of $104 million compared to 2002, core noninterest expenses increased by $204 million, or 8%, in 2002 primarily related to acquisitions and higher spending for technology, and business continuity planning.

Salaries and employee benefits were $1,581 million in 2002 compared with $1,593 million in 2001; however, 2001 included $34 million related to the WTC disaster. The number of employees at December 31, 2002 was 19,435, up slightly from 19,181 at the start of the year. This increase reflects the addition of approximately 500 employees through acquisitions partially offset by a 400 person staff reduction program in the second quarter of 2002. Severance expense was $19 million in 2002. Employee benefit expense decreased to $350 million in 2002 compared with $410 million in 2001, reflecting primarily lower incentive compensation.

Net occupancy and furniture and fixture expenses were $368 million in 2002 compared with $411 million the previous year. In 2002, the Company recorded $22 million in one-time occupancy expenses to reflect the estimated lease termination cost of a rented facility in Manhattan. In 2001, WTC disaster related expenses increased net occupancy expense by $38 million and furniture and equipment expense by $55 million. In 2002, higher business continuity-related expenses resulted in increased occupancy and depreciation expense.

Clearing expenses increase significantly in 2002 to $124 million from $61 million in 2001 and $36 million in 2000. The increase stems from the build out of the Company’s clearing and execution business. Sub-custodian expenses increased 13% in 2002 to $70 million as the Company continued to expand its global sub-custodian network to over 100 markets.

Software expenses increased by $25 million to $115 million in 2002, reflecting the companies continued investment in technology capabilities supporting its servicing activities.

In 2002, the Company adopted a new accounting pronouncement which no longer requires the amortization of goodwill. As a result, amortization of goodwill and intangibles declined to $8 million in 2002 from $112 million in 2001 and $115 million in 2000.

Other expenses in 2002 were $485 million compared with $490 million in 2001 and $478 million in 2000. The year 2001 included $41 million related to the WTC disaster. The adjusted 2002 increase of $36 million, or 8%, is largely tied to acquisitions.

Technology spending, including software, was $644 million in 2002, compared with $588 million in 2001 and $493 million in 2000. The Company made sizable investments in expanded business continuity configurations in 2002. While the rate of growth in technology spending slowed somewhat in 2002, the Company’s key technology initiatives were protected as the Company continues to believe that its technology investments are important for its long-term competitive positioning.

Total noninterest expense increased 11% in 2001 compared with 2000. Salaries and employee benefits increased 7% to $1,593 million in 2001. Net occupancy and furniture and fixture expenses increased by a combined $119 million to $411 million. Other expenses increased by 3% in 2001 to $490 million. Excluding the $168 million of expenses associated with the WTC disaster in 2001, expenses grew by 4% in 2001, reflecting both higher technology and acquisition-related expenses, partially offset by disciplined expense control.

A measure of the Company’s operating profitability is the efficiency ratio. This ratio is derived by dividing total noninterest expenses less other real estate expenses by total net interest income on a tax equivalent basis and noninterest income after subtracting securities gains. The efficiency ratio was 55.3% in 2002, compared with 54.8% in 2001, and 52.5% in 2000. The increase reflects both a changing business mix due to relatively lower margin, fiduciary business acquisitions, as well as the revenue softness given the poor capital markets environment.

The Company adopted fair value accounting for stock compensation in 2003 using the prospective method. Commencing January 1, 2003, all stock options grants will be fair valued and expensed over the vesting period. The Company’s grants of stock options typically vest over two to four years. Between January 1, 2003 and February 28, 2003, the Company granted approximately 18 million options to employees. These options have a fair value of $96 million which will be expensed over the next three years. The options were fair valued using a

Black-Scholes model with the following assumptions:  dividend yield of 3%; expected volatility of 33%; risk free interest rate of 2.66%; and expected option lives of 5 years. The expected pre-tax impact of the options granted in 2003 is $29 million for 2003, $35 million for 2004, $28 million for 2005, and $4 million for 2006. The Company does not expect to make significant additional grants of options in 2003. All of the options granted so far in 2003 are nonqualifying options. The Company is able to record a tax benefit as nonqualifying options are expensed.

The Company has defined benefit pension plans in the U.S. and overseas. The U.S. plan accounts for 89% of the projected benefit obligation. Pension credits were $95 million, $98 million, and $62 million in 2002, 2001 and 2000. In addition to its pension plans, the Company also has an Employee Stock Ownership Plan (“ESOP”) which may provide additional benefits to certain employees. Upon retirement, covered employees are entitled to the higher of their benefit under the ESOP or the defined benefit plan. If the benefit is higher under the defined benefit plan, the employees’ ESOP account is contributed to the pension plan.

A number of key assumption and measurement date values determine pension expense. For the Company’s U.S. plans, the key elements are the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and the price used to value stock in the ESOP. Since 2000, these key elements have varied as follows:

	2003	2002	2001	2000
Long-Term Rate of Return on Plan Assets	9.0%	10.5%	10.5%	10.5%
Discount Rate	6.50	7.25	8.25	8.00
Market-Related Value of Plan Assets (in millions)(1)	$1,483	$1,449	$1,309	$1,073
ESOP Stock Price(1)	$33.30	$42.58	$50.30	$35.05
Net U.S Pension Credit		$100	$100	$69
All other Pension Expense		(5)	(2)	(7)

Total Pension Credit		$95	$98	$62

(1)	Actuarially smoothed data. See “Summary of Significant Accounting and Reporting Policies” Footnote.

As a result of the decline in the key elements for 2003, the pre-tax U.S. pension credit is expected to decline by $54 million.

The annual impact of changes in the key elements on the pension credit are shown in the tables below.

	Decrease in Pension Credit		2003 Base	Increase in Pension Credit
(Dollars in millions)
Long-Term Rate of Return on Plan Assets	7.5%	8.0%	9.0%	10.0%	10.5%
Change in Pension Credit	$(31.5)	$(20.3)	—	$18.8	$28.1

Discount Rate	6.00%	6.25%	6.50%	6.75%	7.00%
Change in Pension Credit	$(3.6)	$(1.8)	—	$1.7	$3.3

Market-Related Value of Plan Assets	-20%	-10%	$1,483	+10%	+20%
Change in Pension Credit	$(38.7)	$(13.3)	—	$15.2	$39.9

ESOP Stock Price	$23.30	$28.30	$33.30	$38.30	$43.30
Change in Pension Credit	$(9.4)	$(5.3)	—	$2.0	$5.0

Income Taxes

The Company’s consolidated effective tax rates for 2002, 2001, and 2000 were 34.3%, 34.7%, and 36.5%. The decline in the effective rate in 2002 and 2001 reflects increased levels of tax credits from synthetic fuel and low-income housing investments partially offset in 2002 by higher state and local taxes.

In addition to the tax credit investments discussed above, which have the effect of permanently reducing the Company’s tax expense, the Company also invests in leveraged leases which through accelerated depreciation postpone the payment of taxes to future years. For financial statement purposes, deferred taxes are recorded as a liability for future payment.

Business Segments Review

Segment Data

The Company has an internal information system that produces performance data for its four business segments along product and service lines.

Business Segments Accounting Principles

The Company’s segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made.

The measure of revenues and profit or loss by operating segment has been adjusted to present segment data on a taxable equivalent basis. The provision for credit losses allocated to each reportable segment is based on management’s judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management’s judgment includes the following factors among others: historical charge-off experience and the volume, composition, and size of the loan portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles. Assets and liabilities are match funded. Support and other indirect expenses are allocated to segments based on general internal guidelines.

The results of individual business segments exclude unusual items such as the impact of the WTC disaster in 2001, which is included with reconciling amounts.

Description of Business Segments

The Company reports data for the following four business segments:

Servicing and Fiduciary businesses comprise the Company’s core services, including securities servicing, global payment services, and private client services and asset management. These businesses all share certain favorable attributes: they are well diversified and fee-based; the Company serves the role of an intermediary rather than principal, thereby limiting risk and generating stable earnings streams; and the businesses are scalable, which result in higher margins as revenues grow. Long-term trends that favor these businesses include the growth of financial assets worldwide, the globalization of investment activity, heightened demand for financial servicing outsourcing, and continuing structural changes in financial markets.

Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate, but related businesses. These are: issuer services, which include corporate trust, depositary receipts and stock transfer; investor services, which include global custody, securities lending and separate account services; broker-dealer services, which include mutual funds, government securities clearance, hedge fund servicing, exchange traded funds and UITs; and execution and clearing services, which include all of the activities in BNY Securities Group. This segment also includes customer-related foreign exchange trading.

Global payments services facilitates the flow of funds between the Company’s customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

The Company is a market leader in many of these businesses and has aggressively expanded to both enhance and expand its product and service offerings and to add new clients. The Company has completed 46 acquisitions since 1998 in these core services, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services that meet its clients’ needs.

Corporate Banking provides lending and credit-related services to large public and private financial institutions and corporations nationwide, as well as to public and private mid-size businesses in the New York metropolitan area. Special industry groups focus on industry segments such as banks, broker-dealers, insurance, media and telecommunications, energy, real estate, retailing, and government banking institutions. Through BNY Capital Markets, Inc., the Company provides syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services.

The Company believes that credit is an important product for many of its customers to execute their business strategies. Since provision of the credit product by the Company offers lower returns on capital and potentially higher volatility of earnings, the Company has continued to reduce its credit exposures in recent years by culling its loan portfolio of non-strategic exposures, focusing on total relationship return measures and limiting the size of its individual credit exposures and industry concentrations.

Retail Banking includes retail deposit services, branch banking, consumer and residential mortgage lending. The Company operates 341 branches in 23 counties in the Tri-State region. The retail network is a stable source of low cost funding and provides a platform to cross-sell core services from the Servicing and Fiduciary businesses to both individuals and companies in the New York metropolitan area.

Financial Markets includes trading of foreign exchange and interest rate risk management products, investing and leasing activities, and treasury services to other business segments. The segment offers a comprehensive array of multi-currency hedging and yield enhancement strategies, and complements other business segments.

There were no major customers from whom revenues were individually material to the Company’s performance.

Business Review

Servicing and Fiduciary Businesses

	2002	2001	2000
(In millions)
Net Interest Income	$471	$588	$672
Provision for Credit Losses	—	—	—
Noninterest Income	2,728	2,651	2,479
Noninterest Expense	1,933	1,765	1,665
Income Before Taxes	1,266	1,474	1,486

Average Assets	$8,333	$8,961	$8,636
Average Deposits	31,171	32,982	35,286
Nonperforming Assets	16	—	—

(In billions)
Assets Under Custody	$6,775	$6,865	$7,026
Assets Under Management	76	67	66

S&P 500 Index	880	1,148	1,320
NYSE Volume (In billions)	363.1	307.5	262.5
NASDAQ Volume (In billions)	433.8	471.2	442.8

The financial performance of the Servicing and Fiduciary businesses segment in 2002 reflects the depressed activity levels in the capital markets.

The S&P 500 Index was down 23% for the year, with average daily price levels off 17% from 2001. Performance for the NASDAQ Index was even weaker, declining 32% for the year, with average daily prices down by 24%.

Although daily average trading volumes for the New York Stock Exchange increased by 17% in 2002, average NASDAQ volumes declined by 8%, resulting in a combined increase of only 2% for the year.

Global merger and acquisition activity was particularly weak, with completed transactions down 40% from 2001. Equity issuance proceeds were off by 10%.

Nevertheless, the Company continued to expand its servicing and fiduciary businesses in 2002 through both acquisitions and internal product development. In 2002 the Company agreed to acquire six businesses in execution services, three in asset management, and three in investor and issuer services. The transactions in 2002 were more tilted towards new products than in prior years as the Company sought to expand distribution synergies with its extensive client base.

The Company’s execution services acquisitions have attempted to build out the most complete array of agency equity trading capabilities, offering the Company’s investor services customers highly flexible means of completing their trade executions in a cost and market-impact efficient manner. The asset management acquisitions have added both expanded product capability for high net worth individuals, as well as new distribution channels.

The Company expanded its U.S. hedge fund service offering through the acquisition of International Funds Administration, a leading provider of administration services to U.S. hedge funds.

The Company is continuing to expand overseas by bringing its proven U.S. securities servicing business model to the UK, continental Europe and Asia. In 2002, the Company expanded its mid-office outsourcing platform and international clearing services through the acquisition of Tilney Investment Management and entered into a significant global equities clearance outsourcing agreement with ING. A separate marketing alliance with ING for investor services will help the Company expand in markets where ING has a strong local presence, such as the Benelux countries and Germany.

New products introduced in 2002 included sophisticated collateral management systems that enable clients to more easily and more cost effectively manage and finance their securities inventories. Another new product was the launching of the NASDAQ-sponsored BLDRS exchange-traded funds products which allow investors to participate in international investments by purchasing baskets of depositary receipts, which the Company services.

The securities servicing businesses benefit from the Company’s industry-leading technology, which is characterized by a common open architecture, straight-through processing, and scalability. Open architecture enables common technology platforms to service many business lines, driving efficiency, quality of information, and functionality. For example, in 2002, the Company was able to introduce its securities master data base across the majority of its processing platforms. In addition, the Company continued to deploy Inform, the Company’s browser based information delivery system across its customer base. By the end of 2002, the Company had 38,000 Inform users, representing 4,000 customers in over 60 countries. The Company also continued to make progress in straight through processing where 84% of transactions are now processed this way, an increase of 38% in two years. In the highly automated U.S. market, the rate is over 94%.

The Pershing acquisition will continue the expansion of the Servicing and Fiduciary business. See “Pershing Acquisition”.

With respect to the financial results, noninterest income was $2,728 million in 2002 compared with $2,651 million in 2001 and $2,479 million in 2000. Securities servicing fees increased to $1,896 million in 2002 as compared with $1,775 million in 2001 and $1,681 million in 2000. The 7% securities servicing revenue increase in 2002 reflects acquisitions and the benefit of well-diversified businesses which held their own in spite of a difficult market environment. The Company’s fixed income and cash-linked businesses, namely corporate trust, broker-dealer services, and global liquidity services all performed well, as did execution services given market share gains. The Company’s equity-linked businesses, in particular ADRs, were weaker as a result of the environment. Excluding acquisitions, core securities servicing revenues contracted 3% in 2002.

At December 31, 2002, assets under custody were $6.8 trillion, including $1.9 trillion of cross-border assets, compared with $6.9 trillion in 2001 reflecting weaker markets. Equity securities composed 26% of the assets under custody at December 31, 2002 while fixed income securities were 74%. Assets under custody in 2002 consisted of assets related to the custody business of $3.2 trillion, mutual funds of $1.2 trillion, broker-dealer services assets of $1.8 trillion, and all other assets of $0.6 trillion. In 2001, market share gains from new business wins were partially offset by weak markets that resulted in assets under custody declining slightly to $6.9 trillion in 2001 from $7.0 trillion in 2000.

Fees from global payment services in 2002 were $292 million compared with $287 million in 2001 and $261 million in 2000. The increased revenues reflect higher funds transfer volumes and increased multi-currency activity from existing clients, as well as the addition of new clients. This offset continued weakness in global trade services. In 2001, fees increased primarily as a result of customers electing to pay for services in fees rather than maintaining higher compensating balances in a declining interest rate environment, as well as new business growth in cash management, reflecting the continued success of CA$H-Register PlusR, the Company’s internet-based electronic banking service.

Fees from private client services and asset management grew to $344 million in 2002, up from $314 million in 2001 and $300 million in 2000. In 2002, the increase reflects acquisitions, as well as continued strong flows into alternate investment funds offered by the Company’s Ivy Asset Management subsidiary partially offset by lower asset price levels. Excluding acquisitions, core growth was approximately 2% in 2002. In 2001, strength in alternate investment and short-term money market product lines offset lower asset price levels.

Asset under management (“AUM”) were $76 billion at December 31, 2002 compared with $67 billion at December 31, 2001, while assets under administration were $28 billion compared with $33 billion at December 31, 2001. The increase in assets under management reflects acquisitions and growth in the Company’s alternative investments business partially offset by decline in asset values. Institutional clients represent 64% of AUM while individual clients equal 36%. AUM at December 31, 2002, are 29% invested in equities, 25% in fixed income, 8% in alternative investments, and the remaining in liquid assets.

In 2002, noninterest income was also impacted by weaker client-related foreign exchange revenues due to decreased volatility in the currency markets and a significant reduction in client activity in the second half of 2002.

Net interest income in the Servicing and Fiduciary businesses segment was $471 million for 2002 compared with $588 million in 2001 and $672 million in 2000. The decrease in net interest income in 2002 and 2001 is primarily attributable to the decline in interest rates which caused compression on the spread made from securities servicing deposits. Average assets for 2002 were $8.3 billion compared with $9.0 billion in 2001 and $8.6 billion in 2000. Average deposits in the Servicing and Fiduciary segment were $31.2 billion versus $33.0 billion in 2001 and $35.3 billion in 2000, reflecting lower levels of activity in the securities processing business.

Net charge-offs in the Servicing and Fiduciary businesses segment were zero in 2002, 2001, and 2000. Nonperforming assets were $16 million compared with zero in 2001 and 2000.

Noninterest expense increased by 10% in 2002 to $1,933 million compared with $1,765 million in 2001 and $1,665 million in 2000. The rise in noninterest expense in both 2002 and 2001 is attributable to acquisitions, as well as the Company’s continued investment in technology and business continuity planning. Clearing expenses were up in 2002 reflecting the build out of the Company’s execution and clearing business. Sub-custodian expenses also increased in 2002.

Corporate Banking

	2002	2001	2000
(In millions)
Net Interest Income	$400	$491	$543
Provision for Credit Losses	139	124	127
Noninterest Income	283	299	290
Noninterest Expense	194	217	213
Income Before Taxes	350	449	493

Average Assets	$22,669	$26,865	$29,812
Average Deposits	7,047	7,691	6,713
Nonperforming Assets	414	214	187
Net Charge-offs	324	356	78

The Corporate Banking segment coordinates all banking and credit-related services to customers through its global relationship managers. The two main client bases served are financial institution clients and corporate clients. The Company’s strategy is to focus on those clients and industries that are major users of securities servicing and global payment services and by leveraging existing relationships to create new business opportunities.

Over the past several years, however, the Company has been seeking to improve its overall risk profile by reducing its credit exposures by eliminating non-strategic exposures, cutting back large individual exposures and avoiding outsized industry concentrations. Since 1999, the Company has reduced credit exposure to its corporate client base by $14.6 billion, or 31%. In 2002, the Company achieved its targeted goal of reducing corporate credit exposures by $7 billion and set a new target of further reducing its corporate credit exposures by $9 billion by the end of 2004.

The Corporate Banking segment’s net interest income was $400 million in 2002 compared with $491 million in 2001 and $543 million in 2000. The decrease in 2002 and 2001 reflects a decline in assets particularly from non-financial companies, as well as a decline in both the volume and value of low cost short-term deposits. Average assets for 2002 were $22.7 billion compared with $26.9 billion in 2001 and $29.8 billion in 2000. Average deposits in the corporate bank were $7.0 billion versus $7.7 billion in 2001 and $6.7 billion in 2000.

The provision for credit losses, which is assessed on a long-term credit cycle basis (see “Business Segment Accounting Principles”), was $139 million in 2002 compared with $124 million and $127 million in 2001 and 2000. The increase in 2002 principally reflects a higher expected loss rate for the portfolio, partially offset by the reduction in exposures.

Net charge-offs in the Corporate Banking segment were $324 million, $356 million, and $78 million in 2002, 2001, and 2000. The charge-offs in 2002 primarily relates to an internet backbone company, a large retailer, and several telecom credits. The charge-offs in 2001 reflect the disposition of emerging telecom credits and a loan to an energy trading company. Nonperforming assets were $414 million, $214 million, and $187 million in 2002, 2001 and 2000. The increase in nonperforming assets in 2002 primarily reflects exposures to the operating subsidiaries of a large cable operator, as well as to a large insurance company.

The decrease in noninterest income to $283 million in the current year was due to lower capital markets fees, as loan syndication volumes were down. The increase in 2001 compared with 2000 reflected increased capital markets fees. In 2002, the Company was the co-manager on 143 underwritings, up from 132 in 2001. In 2000, the Company was the co-manager on 60 underwritings. The decrease in noninterest expense in 2002 was due to lower compensation costs. The increase in noninterest expense in 2001 compared with 2000 reflects higher compensation related to a higher level of capital markets activity.

Retail Banking

	2002	2001	2000
(In millions)
Net Interest Income	$472	$493	$510
Provision for Credit Losses	12	8	6
Noninterest Income	118	115	99
Noninterest Expense	319	312	305
Income Before Taxes	259	288	298

Average Assets	$5,108	$4,522	$4,420
Average Noninterest-Bearing Deposits	3,900	3,948	3,667
Average Deposits	13,020	12,694	12,724
Nonperforming Assets	10	8	6
Net Charge-offs	20	15	7

Number of Branches	341	345	349
Total Deposit Accounts (In thousands)	1,207	1,248	1,298
Number of ATMs	371	370	370

The Retail Banking segment provides the Company with a stable source of core deposits. Continued investment has expanded the products offered through the retail branch system. The branch banking system is focused on the suburban Tri-State metropolitan area. Many of the segment’s 700,000 customers keep their main household account with the Company.

Net interest income in the Retail Banking sector was $472 million in 2002, compared with $493 million in 2001 and $510 million in 2000. Net interest income in the branch banking network in 2002 and 2001 was adversely impacted by the decrease in the value of noninterest-bearing sources of funds in a lower interest rate environment. Average deposits generated by the Retail Banking segment were $13.0 billion in 2002 compared with $12.7 billion in 2001 and $12.7 billion in 2000. Average noninterest-bearing deposits were $3.9 billion in 2002, compared with $3.9 billion in 2001, and $3.7 billion in 2000. Average assets in the retail banking sector were $5.1 billion, compared with $4.5 billion in 2001, and $4.4 billion in 2000.

Noninterest income was $118 million in 2002 compared with $115 million in 2001 and $99 million in 2000. In 2002, noninterest income increased slightly as a result of higher account servicing fees. The increase in 2001 from 2000 reflects better penetration of the customer base and improved pricing. Noninterest expense was $319 million in 2002, compared with $312 million in 2001, and $305 million in 2000.

Net charge-offs were $20 million, $15 million and $7 million in 2002, 2001, and 2000, reflecting modestly higher loss rates on consumer assets. Nonperforming assets were $10 million in 2002 compared with $8 million in 2001 and $6 million in 2000.

Financial Markets

	2002	2001	2000
(In millions)
Net Interest Income	$361	$232	$122
Provision for Credit Losses	20	4	(1)
Noninterest Income	194	297	249
Noninterest Expense	85	69	64
Income Before Taxes	450	456	308

Average Assets	$41,187	$35,343	$32,693
Average Deposits	2,558	52	34
Average Investment Securities	15,381	10,122	6,852
Net Charge-offs/(Recoveries)	127	4	(1)

The Financial Markets Segment centralizes interest rate risk management for the Company. The increase in income before taxes reflects increased holdings of mortgage-backed securities, offset by lower income from proprietary investing and trading activities. The increase in mortgage-backed securities reflects the Company’s continuing strategy to reduce investment in higher risk corporate loans and increase holdings of highly-rated, more liquid investment securities.

Net interest income was $361 million in 2002, compared with $232 million in 2001, and $122 million in 2000. The increase in 2002 and 2001 reflects lower funding costs and an increase in assets, primarily highly-rated mortgage-backed securities. Average assets in the Financial Markets segment were $41.2 billion, up from $35.3 billion in 2001 and $32.7 billion in 2000.

The provision for credit losses, which is assessed on a long-term credit cycle basis (see “Business Segment Accounting Principles”), was $20 million in 2002 compared with $4 million in 2001. The increase in 2002 principally reflects a higher expected loss rate for the portfolio, in light of deterioration in the value of aircraft collateral. Net charge-offs were $127 million and $4 million in 2002 and 2001, respectively, and a recovery of

$1 million in 2000. The increase in charge-offs in 2002 primarily reflects the Company’s charge-off of $125 million of its $130 million leasing exposure to United Airlines.

Noninterest income was $194 million in 2002, compared with $297 million in 2001, and $249 million in 2000. The decrease in noninterest income in 2002 from 2001 reflects lower equity securities gains, less client-related interest rate hedging, and a decline in gains from the Company’s equity arbitrage business. The increase in noninterest income in 2001 from 2000 reflects strong trading performance, particularly in interest rate derivatives and gains from the Company’s equity arbitrage business.

Noninterest expense increased in 2002 due to increased technology expenditures associated primarily with higher interest rate derivatives revenue. The increase in noninterest expenses in 2001 reflects higher compensation related to the 2001 increased revenues.

The consolidating schedule below shows the contribution of the Company’s segments to its overall profitability.

For the Year Ended December 31, 2002	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
(In millions)
Net Interest Income	$471	$400	$472	$361	$(39)	$1,665
Provision for Credit Losses	—	139	12	20	514	685
Noninterest Income	2,728	283	118	194	(180)	3,143
Noninterest Expense	1,933	194	319	85	220	2,751

Income Before Taxes	$1,266	$350	$259	$450	$(953)	$1,372

Contribution Percentage	55%	15%	11%	19%
Average Assets	$8,333	$22,669	$5,108	$41,187	$2,358	$79,655

For the Year Ended December 31, 2001	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
(In millions)
Net Interest Income	$588	$491	$493	$232	$(123)	$1,681
Provision for Credit Losses	—	124	8	4	239	375
Noninterest Income	2,651	299	115	297	209	3,571
Noninterest Expense	1,765	217	312	69	456	2,819

Income Before Taxes	$1,474	$449	$288	$456	$(609)	$2,058

Contribution Percentage	55%	17%	11%	17%
Average Assets	$8,961	$26,865	$4,522	$35,343	$6,009	$81,700

For the Year Ended December 31, 2000	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
(In millions)
Net Interest Income	$672	$543	$510	$122	$(90)	$1,757
Provision for Credit Losses	—	127	6	(1)	(27)	105
Noninterest Income	2,479	290	99	249	28	3,145
Noninterest Expense	1,665	213	305	64	299	2,546

Income Before Taxes	$1,486	$493	$298	$308	$(334)	$2,251

Contribution Percentage	57%	19%	12%	12%
Average Assets	$8,636	$29,812	$4,420	$32,693	$1,680	$77,241

Reconciling Items

Description—Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill. Reconciling items for noninterest income primarily relate to the ESDC grant in 2002, the sale of NYCE in 2001, the payment associated with the termination of a securities clearing contract in 2000, and the sale of certain securities and other gains. Reconciling items for noninterest expense include amortization of goodwill and intangibles, severance, and corporate overhead. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company’s recorded provision. The impact of the WTC disaster is a reconciling item in 2001. The Company’s approach to acquisitions is highly centralized and controlled by senior management. Accordingly, the resulting goodwill and other intangible assets are reconciling items for average assets. The related amortization is a reconciling item for noninterest expense.

	2002	2001	2000
(In millions)
Segment’s revenue	$5,027	$5,166	$4,964
Adjustments:
Earnings associated with assignment of capital	(96)	(130)	(153)
Securities gains	(214)	(6)	(10)
Other gains	34	67	38
WTC disaster	—	102	—
Taxable equivalent basis and other tax-related items	56	52	63
Other	1	1	—

Subtotal—revenue adjustments	(219)	86	(62)

Consolidated revenue	$4,808	$5,252	$4,902

Segment’s income before tax	$2,325	$2,667	$2,585
Adjustments:
Revenue adjustments (above)	(219)	86	(62)
Provision for credit losses different than GAAP	(514)	(239)	27
Severance costs	(19)	—	—
Goodwill and intangibles amortization	(8)	(112)	(115)
WTC disaster	—	(168)	—
Loss on sublease	(22)	—	—
Corporate overhead	(171)	(176)	(184)

Consolidated income before tax	$1,372	$2,058	$2,251

Segment’s total average assets	$77,297	$75,691	$75,561
Adjustments:
Goodwill and intangibles	2,358	2,094	1,680
WTC disaster	—	3,915	—

Consolidated average assets	$79,655	$81,700	$77,241

Allocation to Segments—Earnings associated with the assignment of capital relate to preferred trust securities which are assigned as capital to segments. Since the Company considers these issues to be capital, it does not allocate the interest expense associated with these securities to individual segments. If this interest expense were allocated to segments, it could be assigned based on segment capital, assets, risks, or some other basis.

The reconciling item for securities gains relates to the Financial Markets business. Other gains in 2002 include a $32 million ESDC grant, a $43 million gain in 2001 on the sale of the Company’s interest in the New York Cash Exchange, and in 2000 a $26 million gain on the termination of a securities clearing contract. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company’s taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment.

The reconciling item for the provision for credit losses primarily relates to Corporate Banking, although in 2002, approximately $200 million relates to Financial Markets. Severance costs primarily relate to the Servicing and Fiduciary segment, the Corporate Banking segment, and to staff areas that cut across all business lines. Goodwill and intangible amortization primarily relates to the Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures. The WTC disaster in 2001 affected all sectors. The Company does not believe it is meaningful to allocate the disaster impact due to the wide scope of the disaster, the interrelationships of the various effects, and its unprecedented nature.

Foreign Operations

The Company’s foreign activities consist of securities servicing, global payment services, trust and banking services provided to customers domiciled outside of the United States, principally in Europe and Asia. In addition to The Bank of New York (Europe), which is based in London, the Company operates through 27 branches and representative offices in 25 countries. Foreign revenue, income before income taxes, net income and assets from foreign operations is shown in the table below.

	2002				2001				2000
Geographic Data	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets
(In millions)
Domestic	$3,752	$1,048	$689	$52,368	$4,140	$1,741	$1,137	$52,442	$3,794	$1,931	$1,226	$49,829
Europe	861	221	145	18,455	945	278	181	21,137	961	285	181	19,673
Asia	103	51	34	3,746	86	18	12	3,822	73	17	11	3,794
Other	92	52	34	2,995	81	21	13	3,624	74	18	11	3,818

Total	$4,808	$1,372	$902	$77,564	$5,252	$2,058	$1,343	$81,025	$4,902	$2,251	$1,429	$77,114

In 2002, revenues from Europe were $861 million, compared with $945 million in 2001 and $961 million in 2000. The decline compared to 2001 reflects decreases in net interest income, due to a shift in assets from Europe to Asia, foreign exchange trading, and equity arbitrage trading. Revenues from Asia were $103 million in 2002, compared with $86 million and $73 million in 2001 and 2000, respectively. The increase in 2002 was primarily due to a shift in interest earning assets from Europe to Asia. Net income from Europe was $145 million in 2002, compared with $181 million in 2001 and 2000. Net income from Asia was $34 million in 2002, compared with $12 million and $11 million in 2001 and 2000, respectively. Net income comparisons in Europe and Asia were driven by the same factors affecting revenue.

Foreign Assets

Foreign assets are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government’s regulations. In addition, the Company’s foreign assets may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. At December 31, 2002, the Company had cross-border exposure of more than 1% of its total assets in Germany, totaling $2.4 billion, and in the United Kingdom, totaling $2.3 billion. Assets in Germany consisted of $1.7 billion attributable to banks and other financial institutions, $174 million attributable to public sector entities, and $558 million attributable to commercial, industrial and other companies. Assets in United Kingdom consisted of $1.2 billion attributable to banks and other financial institutions, and $1.1 billion attributable to commercial, industrial and other companies. At December 31, 2002, the Company had cross-border exposure of more than .75% but less than 1% of its total assets in Korea and France aggregating $1.4 billion.

Consolidated Balance Sheet Review

The Company’s assets were $77.6 billion at December 31, 2002, down from $81.0 billion in the prior year. The decrease is attributable to lower levels of activity in the Company’s securities processing business as well as the impact of unsettled trades due to the WTC disaster on the December 31, 2001 balance sheet. Investment securities as a percent of the Company’s year-end assets increased to 24% in 2002 compared with 16% in 2001. Loans as a percent of assets declined to 39% of assets in 2002 versus 43% in 2001. These changes reflect the Company’s continuing strategy to reduce its asset investment in higher risk corporate loans and to increase its investment in highly-rated investment securities, thereby improving both its credit and liquidity profile.

Investment Securities

Total investment securities were $18.3 billion in 2002 compared with $12.9 billion in 2001 and $7.4 billion in 2000. The increases were primarily due to growth in the Company’s portfolio of highly rated mortgage-backed securities. Since December 31, 2001, the Company has added approximately $6.2 billion of mortgage-backed securities to its investment portfolio. Average investment securities were $15.4 billion in 2002 compared with $10.1 billion in 2001 and $6.9 billion in 2000.

Mortgage and asset backed securities increased to $13.1 billion in 2002 from $6.8 billion in 2001. The primary risk in these securities is interest rate sensitivity. The Company seeks to reduce interest rate risk by investing in securities that convert to floating within three to five years or by investing in traunches of mortgage-backed securities that have rapid repayment characteristics. See “Asset Liability Management”. Approximately $9.4 billion of the Company’s mortgage-backed portfolio is agency guaranteed or rated Aaa, while the remainder is rated Aa3 or better. Corporate debt securities increased to $2.2 billion at December 31, 2002 from $1.5 billion in 2001. The primary risk in corporate debt securities is credit risk, since the loans are generally either floating rate or swapped to floating rate. Almost all of the corporate securities are investment grade. Included in these securities are $0.8 billion of investment grade securities that are guaranteed by highly rated financial institutions. The short-term money market instruments and obligations of state and political subdivisions have a very modest amount of credit risk. The U.S. Treasury and Agency securities and obligation of state and political subdivision are generally fixed rate securities so they expose the Company to interest rate risk. Emerging market debt includes $117 million (book value) of Philippine bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized.

The table below shows the distribution of the Company’s securities portfolio:

Investment Securities (at Fair Value)

	12/31/02	12/31/01
(In millions)
Fixed Income:
Mortgage-Backed Securities	$10,221	$4,040
Asset-Backed Securities	2,900	2,721
Corporate Debt	2,167	1,452
Short-Term Money Market Instruments	944	1,199
U.S. Treasury Securities	537	816
U.S. Government Agencies	469	683
State and Political Subdivisions	403	537
Emerging Market Debt	114	96
Other Foreign Debt	273	264

Subtotal Fixed Income	18,028	11,808

Equity Securities:
Money Market Funds	91	231
Bank Stocks	91	705
Federal Reserve Bank Stock	66	66
Other	22	19

Subtotal Equity Securities	270	1,021

Total Securities	$18,298	$12,829

Early in 2002, the Company decided to exit from its bank stock portfolio. During the third quarter of 2002, there was a sharp decline in equity market values. As a result, the Company recorded a $210 million valuation adjustment against its equity investment portfolio, largely reflecting what was deemed to be other-than-temporary impairment of several holdings, principally in its bank stock portfolio. Subsequently, the Company accelerated its exit from the bank stock portfolio reducing its holdings to $91 million at December 31, 2002. Changes in prices for marketable equity securities are reflected in the Statements of Changes in Shareholders’ Equity. All equity investments are evaluated on a regular basis for other than temporary impairment.

The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company’s securities portfolio at December 31, 2002.

	U.S. Government		U.S. Government Agency		States and Political Subdivisions		Other Bonds, Notes and Debentures		Mortgage/Asset- Backed and Equity Securities
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Total
(Dollars in millions)
Securities Held-to-Maturity
One Year or Less	$—	—%	$—	—%	$—	—%	$10	3.81%	$—	—%	$10
Over 1 through 5 Years	—	—	—	—	—	—	—	—	—	—	—
Over 5 through 10 Years	—	—	—	—	—	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—	117	6.33	—	—	117
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	792	4.83	792
Asset-Backed Securities	—	—	—	—	—	—	—	—	35	5.56	35

	$—	—%	$—	—%	$—	—%	$127	6.14%	$827	4.86%	$954

Securities Available-for-Sale
One Year or Less	$443	5.32%	$161	7.41%	$135	4.00%	$2,074	3.23%	$—	—%	$2,813
Over 1 through 5 Years	94	4.45	308	3.82	60	5.47	544	4.26	—	—	1,006
Over 5 through 10 Years	—	—	—	—	99	5.28	97	4.38	—	—	196
Over 10 years	—	—	—	—	109	5.59	669	4.56	—	—	778
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	9,419	4.22	9,419
Asset-Backed Securities	—	—	—	—	—	—	—	—	2,864	5.19	2,864
Equity Securities	—	—	—	—	—	—	—	—	270	1.35	270

	$537	5.17%	$469	5.05%	$403	4.96%	$3,384	3.69%	$12,553	4.38%	$17,346

*	Yields are based upon the amortized cost of securities.

The Company also has equity investments categorized as other assets (bracketed amounts indicate carrying values). Included in other assets are strategic investments related to servicing ($53 million), venture capital investments ($447 million), minority interests in various non-consolidated subsidiaries ($225 million), tax advantaged low-income housing ($148 million) and other equity investments ($21 million).

The largest minority interest is Wing Hang Bank, Limited (“Wing Hang”) with a fair value of $236 million (book value of $208 million) at December 31, 2002. An agreement with certain other shareholders of Wing Hang prohibits the sale of this interest without their permission. The Company received dividends from Wing Hang of $11.5 million, $11.5 million, and $8.9 million in 2002, 2001, and 2000.

Venture capital activities consist of investments in private equity funds, mezzanine financings, and direct equity investments. The carrying and fair value of the Company’s venture capital investments was $447 million at December 31, 2002, consisting of investments in private equity funds of $330 million, direct equity of $30 million, mezzanine financings of $61 million and leveraged bond funds of $26 million. Fair values for private equity funds are generally based upon information provided by fund sponsors and the Company’s knowledge of the underlying portfolio while mezzanine financing and direct equity investments are based upon Company models.

The Company has $180 million of principal investment commitments to private equity funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. If unused, the commitments expire as follows:

Commitments
(In millions)
2003	$35
2004	31
2005	32
2006	74
2007	8

Total	$180

Commitments to venture capital limited partnerships may extend beyond expiration period shown to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

The Company is actively seeking to reduce its exposure to venture capital activities and may consider secondary market opportunities. Nonetheless, since the commitments expire over the next five years and the investment cycle is long, it may take a number of years to significantly reduce these investments.

Loans

Total loans were $31.3 billion at December 31, 2002, compared with $35.7 billion in 2001 and $36.3 billion in 2000. Average loans were $34.3 billion in 2002, compared with $38.8 billion in 2001, and $39.3 billion in 2000. The decreases reflect the Company’s continued reduction of funded corporate loan exposures, as it reallocates capital towards its fee-based businesses. In 2002, the Company achieved its $7 billion target for reductions in combined funded and unfunded corporate credit exposures. The decrease from 2001 also reflects that the 2001 loan balance had increased due to the WTC disaster.

The table below shows trends in the loans outstanding at year end over the last five years based on a product analysis.

	2002	2001	2000	1999	1998
(In millions)
Domestic
Commercial and Industrial Loans(1)	$10,616	$11,649	$13,803	$14,400	$13,626
Less: Unearned Income on Commercial and Industrial Loans	(4)	(16)	(18)	(14)	(26)
Real Estate Loans
Construction and Land Development	480	434	357	275	271
Other, Principally Commercial Mortgages	2,420	2,501	2,664	2,771	2,691
Collateralized by Residential Properties	3,416	3,050	3,049	2,999	3,010
Banks and Other Financial Institutions	1,292	2,075	2,014	1,788	1,788
Loans for Purchasing or Carrying Securities	2,072	4,033	2,697	3,865	3,612
Lease Financings	3,529	3,576	3,092	2,870	2,566
Less: Unearned Income on Lease Financings	(944)	(1,026)	(880)	(880)	(856)
Consumer Loans	1,687	1,803	1,792	1,610	1,243
Less: Unearned Income on Consumer Loans	(18)	(21)	(18)	(18)	(13)
Asset-Based Lending	—	—	—	—	2,007
Other	237	427	448	606	420

Total Domestic	24,783	28,485	29,000	30,272	30,339

Foreign
Commercial and Industrial Loans(1)	1,780	2,390	3,025	3,451	3,349
Less: Unearned Income on Commercial and Industrial Loans	—	—	(2)	(5)	(3)
Banks and Other Financial Institutions	1,624	2,060	1,761	1,703	1,476
Lease Financings	6,062	5,271	4,827	3,483	3,174
Less: Unearned Income on Lease Financings	(3,124)	(2,810)	(2,520)	(1,550)	(1,472)
Government and Official Institutions	205	224	134	153	192
Asset Based Lending	—	—	—	—	1,310
Other	9	127	36	40	21

Total Foreign	6,556	7,262	7,261	7,275	8,047

Less: Allowance for Credit Losses	(831)	(616)	(616)	(595)	(636)

Net Loans	$30,508	$35,131	$35,645	$36,952	$37,750

(1)	The commercial and industrial loan portfolio does not contain any industry concentration which exceeds 10% of loans.

Asset Quality and Allowance for Credit Losses

Over the past five years, the Company has attempted to improve its risk profile through sharper strategic focus on clients who are active users of the Company’s non-credit services, with a de-emphasis on broad-based loan growth. The Company’s exposure to credit risk of a customer consists of funded loans and unfunded formal contractual commitments to lend.

The role of credit has shifted to one that complements the Company’s other services instead of as a lead product. Credit solidifies customer relations and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship. The Company’s credit risk management objectives are: (1) to eliminate non-strategic exposures, (2) to increase granularity in the portfolio by cutting back large exposures, (3) to restructure the portfolio to avoid outsized industry concentrations, and (4) to reduce exposures to non-investment grade counterparties. The goal of these objectives is to reduce volatility in the Company’s credit provisioning and earnings. The Company regularly culls its loan portfolio of credit exposures that no longer meet risk/return criteria, including an assessment of overall relationship profitability. In 2002, the Company announced it expects to reduce its corporate credit exposure by an additional $9 billion to $25 billion by the end of 2004.

Noteworthy actions by the Company to reduce credit exposure include:

•	In 2002, 2001, and 2000, credit commitments and loans outstandings to corporate clients were reduced by $7.9 billion, $4.3 billion and $2.3 billion, respectively.

•	In 2002 and 2001, the Company created accelerated loan disposition programs for emerging telecommunications companies exposures and one energy trading company credit totaling $918 million with related outstandings of $646 million.

•	As part of the Company’s consistent, long-term strategy to emphasize fiduciary securities servicing and cash processing services, the Company’s credit exposure to financial institutions, a big user of these services, has increased. Financial institutions credits now represent 36% of the total exposures and they tend to be lower-risk secured liquidity facilities to investment grade companies. This shift has helped increase the percentage of credits with an investment grade-equivalent rating from 52% of the total in 1997 to 89% at December 31, 2002.

•	In 1999, the Company exited $4 billion in asset-based lending exposures and $1 billion of non-strategic credit exposures.

Total loans at year-end 2002 were $31.3 billion, down from $36.3 billion two years ago. This reflects the Company’s exposure reduction efforts as well as variability in the broker-dealer loan portfolio at year-end. Total exposures declined to $83.8 billion, or 11%, from $94.5 billion at December 31, 2000, with most of this reduction coming from large corporate exposures, which are down over 25%.

The Company’s largest absolute risk is lending to financial institutions and corporates, which make up 75% of the total. The consumer and middle market portfolio has shown little change. Leasing has continued to grow because it provides attractive returns. Commercial real estate has declined slightly in 2002. The business unit components of the loan portfolio are detailed below.

Loan Portfolio

	12/31/02		12/31/01		12/31/00
	Loans	Exposure	Loans	Exposure	Loans	Exposure
(Dollars in billions)
Financial Institutions	$7.0	$30.0	$10.0	$31.5	$8.6	$29.7
Corporate	8.2	32.7	10.4	40.6	12.7	44.9

	15.2	62.7	20.4	72.1	21.3	74.6

Consumer & Middle Market	8.0	12.1	7.9	12.1	8.0	12.3
Lease Financings	5.6	5.7	5.0	5.1	4.4	4.4
Commercial Real Estate	2.5	3.3	2.4	3.6	2.6	3.2

Total	$31.3	$83.8	$35.7	$92.9	$36.3	$94.5

Of the credits in the financial institutions and corporate segments with a rating equivalent to non-investment grade at December 31, 2002, 36% of these credits mature in less than one year.

Financial Institutions

The financial institutions portfolio exposure was up slightly from $29.7 billion in 2000 to $30.0 billion at year-end 2002. These exposure are generally high quality, with 89% meeting the investment grade criteria of the Company’s rating system. The exposures are short-term with 73% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

	12/31/02					12/31/01
Lending Division	Loans	Unfunded Commitments	Total Exposures	% Inv Grade	% due <1 Yr	Loans	Unfunded Commitments
(Dollars in billions)
Banks	$2.9	$4.5	$7.4	75%	78%	$3.5	$4.1
Securities Industry	1.7	3.9	5.6	94	96	3.4	3.8
Insurance	0.4	5.5	5.9	94	55	0.4	5.6
Government	0.2	5.5	5.7	98	59	0.2	4.2
Asset Managers	1.2	2.8	4.0	81	74	2.0	2.9
Mortgage Banks	0.4	0.5	0.9	91	78	0.5	0.6
Endowments	0.2	0.3	0.5	93	76	—	0.3

Total	$7.0	$23.0	$30.0	89%	73%	$10.0	$21.5

Corporate

The corporate portfolio exposure declined to $32.7 billion at December 31, 2002 from $44.9 billion at year-end 2000. Approximately 73% of the portfolio is investment grade. On average, 39% of the portfolio matures each year. In 2002, the Company announced it expects to reduce its corporate exposure by $9 billion to $25 billion by the end of 2004. At December 31, 2002, this portfolio had been reduced by $1.3 billion of the $9 billion target. Reductions are targeted for lower rated areas including media, cable and telecom.

	12/31/02					12/31/01
Lending Division	Loans	Unfunded Commitments	Total Exposures	% Inv Grade	% due <1 Yr	Loans	Unfunded Commitments
(Dollars in billions)
Media	$1.9	$2.4	$4.3	63%	19%	$2.1	$3.1
Cable	1.0	0.6	1.6	40	5	0.9	0.8
Telecom	0.7	0.8	1.5	55	38	1.1	1.6

Subtotal	3.6	3.8	7.4			4.1	5.5

Utilities	0.7	3.0	3.7	87	77	0.5	4.4
Retailing	0.2	2.6	2.8	74	43	0.3	3.0
Automotive	0.2	2.6	2.8	78	40	0.3	2.6
Oil & Gas	0.4	1.7	2.1	75	41	0.7	2.0
Healthcare	0.4	1.5	1.9	84	43	0.6	1.4
Other*	2.7	9.3	12.0	75	37	3.9	11.3

Total	$8.2	$24.5	$32.7	73%	39%	$10.4	$30.2

*	Diversified portfolio of industries and geographies

Media, Cable, and Telecommunications Portfolio

Media, cable, and telecommunications has been a significant industry specialization of the Company historically. This portfolio represents one of the Company’s largest exposures. Given that the Company incurred significant losses in this portfolio in 2002 and 2001, it is providing additional detail regarding these exposures. The Company has targeted the portfolio for continued reduction in exposure in 2003 and 2004.

Media

The Company’s media portfolio was reduced to $4.3 billion at December 31, 2002 from $5.3 billion in 2001.

	Broadcasting & Publishing	Entertainment & Programming	All Other	Total Media
(Dollars in millions)
Loans Outstanding(1)
12/31/01	$1,027	$909	$213	$2,149
12/31/02	995	707	228	1,930

Change	$(32)	$(202)	$15	$(219)

Unfunded Commitments(1)(2)
12/31/01	$1,342	$1,491	$304	$3,137
12/31/02	1,185	1,012	175	2,372

Change	$(157)	$(479)	$(129)	$(765)

Total Exposure(1)(2)
12/31/01	$2,369	$2,400	$517	$5,286
12/31/02	2,180	1,719	403	4,302

Change	$(189)	$(681)	$(114)	$(984)

# of Borrowers	78	33	27	138
% Investment Grade(3)	63%	71%	23%	63%
% Secured(4)	42%	24%	67%	37%

(1)	Excludes assets held for sale.

(2)	Unfunded commitments include letters of credit.

(3)	Investment grade commitments are those where the borrower has a Moody’s long-term rating of Baa3 or better and/or a Standard & Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Company’s internal risk rating.

(4)	Secured is defined as those credit facilities secured by the borrower’s assets and/or stock of its subsidiaries. 82% of the total media non-investment grade exposures are secured.

Cable

The Company is a large lender to the cable industry. The current exposure is $1.6 billion of which 87% is to U.S. operations and is 40% investment grade. The non-investment grade portfolio is 100% secured by the borrower’s assets and/or stock of its subsidiaries. At December 31, 2002, the unfunded commitments decreased to $541 million compared with $895 million at December 31, 2001. In 2002, loans outstanding increased to $1,020 million, compared to $851 million in 2001.

Telecommunications Portfolio

The Company reduced its telecom portfolio to $1.5 billion at December 31, 2002 from $2.1 billion in the prior year. The Company plans to reduce this portfolio to $750 million of exposure by December 31, 2004.

	Wireline	Long Distance	Towers	Wireless	Total
(Dollars in millions)
Loans Outstanding(1)
12/31/01	$297	$127	$115	$254	$793
12/31/02	322	13	133	169	637

Change	$25	$(114)	$18	$(85)	$(156)

Unfunded Commitments(1)(2)
12/31/01	$577	$119	$108	$550	$1,354
12/31/02	407	13	84	311	815

Change	$(170)	$(106)	$(24)	$(239)	$(539)

Total Exposure(1)(2)
12/31/01	$874	$246	$223	$804	$2,147
12/31/02	729	26	217	480	1,452

Change	$(145)	$(220)	$(6)	$(324)	$(695)

# of Borrowers	11	2	5	10	28
% Investment Grade(3)	66%	—%	—%	65%	55%
% Secured(4)	34%	100%	100%	35%	45%

(1)	Excludes assets held for sale.

(2)	Unfunded commitments include letters of credit.

(3)	Investment grade commitments are those where the borrower has a Moody’s long-term rating of Baa3 or better and/or a Standard & Poor’s long-term rating of BBB- or better, or if unrated, has been assigned an equivalent rating using the Company’s internal risk rating.

(4)	Secured is defined as those credit facilities secured by the borrower’s assets and/or stock of its subsidiaries. 100% of the telecom non-investment grade exposures are secured.

Other Corporate Risks

Included in the Company’s corporate exposures are energy and airline exposures. At December 31, 2002, the Company’s utilities exposure was $3.7 billion and the oil and gas exposure was $2.1 billion. The portfolio is largely unfunded and over 82% is investment grade. The Company has minimal exposure to pure merchant energy companies and is not a project finance lender.

The Company’s exposure to the airline industry at December 31, 2002 is $56 million. Included in this exposure is senior exposure of $36 million which is secured and $18 million to a regional airline with good liquidity. The Company also has exposures to aircraft manufacturers totaling $230 million at December 31, 2002. In addition, the Company’s exposure to the airline industry is primarily through its leasing portfolio discussed under “Lease Financings”.

Consumer and Middle Market

The Company’s consumer loan exposure consists of secured loans backed by real estate and small business loans, as well as unsecured closed end and open end loans to individual consumers through the Company’s Private Client Services and Retail Banking businesses. The Company’s middle market loan portfolio consists of loans primarily to midsize companies in the tri-state region, and focuses on users of cash management, trade finance, capital markets, and private client services.

Lease Financings

The Company utilizes the leasing portfolio as part of its tax cash flow management strategy. This portfolio has generated attractive risk-adjusted returns. Counterparties in the leasing transactions are generally highly rated. The leasing portfolio consists of non-airline exposures of $5.0 billion and $636 million of airline exposures.

The non-airline portion of the leasing portfolio consists of $5.0 billion of exposures backed by well-diversified assets, primarily large-ticket transportation equipment. The largest component is rail, consisting of both passenger and freight trains. Assets are both domestic and foreign-based, with primary concentrations in the United States and European countries. Excluding aircraft leasing, 53% of the counterparties are AA or better, 25% are single A, 16% are BBB and only 6% non-investment grade. The non-investment grade exposures represent secured equipment leases and have shorter maturities than the rest of the portfolio. The Company engaged in certain types of structured leasing transactions prior to mid-1999 that the IRS has indicated it intends to challenge. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law and that it should prevail with respect to these challenges. However, a court, other judicial or administrative authority, if presented with the transactions could disagree. BNY intends to defend its position vigorously in accordance with its view of the law controlling these investments.

The aircraft leasing portfolio consists of $291 million to major U.S. carriers, $257 million to foreign airlines and $95 million to U.S. regionals. The Company also has a $13 million real estate lease exposure to a foreign airline. Given the bankruptcy of U.S. Airways and United Airlines in 2002 and the current operating environment, the Company has been carefully monitoring its exposure to domestic U.S. carriers. Industry fundamentals are not strong, as revenues are not improving; fuel, security, and unfunded pension costs are rising; and the industry has limited access to the capital markets. The excess capacity since the WTC disaster has significantly reduced the value of aircraft in the secondary market. In 2002, the Company recorded a $225 million provision for its airline exposure and charged-off $125 million of its $130 million exposure to United Airlines. The Company’s $28 million exposure to another bankrupt airline has been 100% provided for in its allowance for loan losses. If the Company’s leases are terminated or restructured as a result of the bankruptcy, all losses will be charged against the allowance.

Commercial Real Estate

The Company’s commercial real estate loan portfolio totaled $3.3 billion of exposure at December 31, 2002. Over 70% of the portfolio is secured by mortgages on properties predominantly located in the tri-state region. The portfolio is diverse by project type with 35% secured by office buildings, 32% secured by residential buildings, 6% represent unsecured loans to real estate investment trusts (REIT’s), 15% is secured by retail buildings and 12% fall in to other categories.

The Company avoids speculative development loans and concentrates its activities largely within its retail branch network footprint. Real estate credit facilities are focused on experienced owners and utilize moderate leverage based on existing cash flows.

International Loans

The Company is active in the international markets, particularly in areas associated with securities servicing and trade finance. Excluding leasing, these activities result in outstandings to foreign institutions of $2.3 billion and $3.3 billion at December 31, 2002 and 2001. No significant changes in trends occurred in the foreign portfolio in 2002.

At December 31, 2002, the Company’s emerging markets exposures consisted of $87 million in medium-term loans, $965 million in short-term loans, primarily trade related, and $215 million in investments, primarily Wing Hang. In addition, the Company has $129 million of debt securities of emerging market countries, including $117 million (book value) of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Emerging market countries where the Company has exposure include Argentina, Brazil, Bulgaria, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, Honduras, Indonesia, Iraq, Jamaica, Malaysia, Mexico, Morocco, Panama, Peru, Philippines, Russia, Thailand, Uruguay, Venezuela, and Vietnam.

Further details of the Company’s outstandings are detailed under “Loans”. In addition, the Company’s retail, community, and regional commercial banking operations in the New York metropolitan area create a significant geographic concentration.

Accelerated Loan Disposition Program

In 2001, the Company created an accelerated loan disposition program for 24 emerging market telecommunications companies exposures and one energy trading credit totaling $758 million with related outstandings of $488 million. In the third quarter of 2002, the Company added five impaired telecommunications credits into the accelerated loan disposition program. In 2002, the Company made substantial progress in reducing these exposures. At December 31, 2002, exposures related to the Company’s emerging telecom accelerated loan disposition program had been reduced to $36 million with related outstandings of $35 million.

The table below shows the status of the Company’s 2001 and 2002 accelerated loan disposition programs which are part of the Company’s risk reduction strategy.

	Number of Credits	Total Exposure	Total Outstanding	Exposure/ Borrower	Outstanding/ Borrower
(Dollars in millions)
Fourth Quarter 2001 Accelerated Loan Disposition Program:
Original—Prior to Charge-Off	25	$758	$488	$30	$19
Subsequent to Charge-Off		523	253	21	10

Remaining at 12/31/02	4	29	28	7	7

Third Quarter 2002
Additions to Program:
Prior to Charge-Off	5	160	158	32	32
Subsequent to Charge-Off		40	38	8	8

Remaining at 12/31/02	2	7	7	4	4

Total Remaining at 12/31/02	6	36	35	6	6

Nonperforming Assets

Nonperforming assets increased by $218 million to $440 million at December 31, 2002. The increase in nonperforming assets during 2002 is attributable to deterioration in credit quality, particularly in loans to a cable operator and an insurance company. See “Loans” in the footnotes to the Company’s Consolidated Financial Statements.

Activity in Nonperforming Assets

Year ended December 31	2002	2001
(In millions)
Balance at beginning of year	$222	$193
Additions	931	595
Charge-offs	(450)	(327)
Paydowns/Sales	(250)	(202)
Other	(13)	(37)

Balance at end of period	$440	$222

The Company expects a $56 million loan to a retailer to become nonperforming in the first quarter of 2003, which will be largely offset by paydowns on and the sales of nonperforming loans. The level of nonperforming loans in 2003 will depend on the pace of the economic recovery.

The following table shows the distribution of nonperforming assets at the end of each of the last five years:

	2002	2001	2000	1999	1998
(Dollars in millions)
Category of Loans:
Domestic:
Other Commercial	$321	$138	$113	$53	$65
Regional Commercial	34	18	28	30	35
Commercial Real Estate	—	—	—	—	26
Foreign	84	64	48	63	53

Total Nonperforming Loans	439	220	189	146	179
Other Real Estate	1	2	4	12	14

Total Nonperforming Assets	$440	$222	$193	$158	$193

Nonperforming Asset Ratio	1.4%	0.6%	0.5%	0.4%	0.5%
Allowance/Nonperforming Loans	189.1	280.0	325.6	407.7	355.5
Allowance/Nonperforming Assets	188.7	277.6	319.6	376.9	328.9

Significant nonperforming assets at December 31, 2002 include $121 million of exposure to the operating subsidiaries of a major cable company, $70 million of emerging markets exposure (primarily trade credits), $51 million to an insurance company, $48 million to retailers, and $17 million of available-for-sale loans.

Past Due 90 Days or More and Still Accruing Interest

	2002	2001	2000	1999	1998
(Dollars in millions)
Domestic:
Other Consumer	$3	$3	$3	$3	$3
Commercial	18	11	23	13	26

	21	14	26	16	29
Foreign:
Banks	5	—	—	3	—

	$26	$14	$26	$19	$29

Activity in Allowance for Credit Losses

The following table details changes in the Company’s allowance for credit losses for the last five years.

	2002	2001	2000	1999	1998
(Dollars in millions)
Loans Outstanding, December 31,	$31,339	$35,744	$36,261	$37,547	$38,386
Average Loans Outstanding	34,305	38,770	39,262	38,881	38,340

Allowance for Credit Losses
Balance, January 1
Domestic	$508	$491	$485	$498	$441
Foreign	43	67	71	69	44
Unallocated	65	58	39	69	156

Total, January 1	616	616	595	636	641

Allocations and Acquisitions(1)	—	—	—	(39)	4
Charge-Offs
Domestic
Commercial	(442)	(356)	(88)	(104)	(34)
Real Estate	—	—	—	(5)	—
Consumer	(19)	(15)	(9)	(8)	(10)
Foreign	(23)	(17)	(3)	(37)	(7)

Total	(484)	(388)	(100)	(154)	(51)

Recoveries
Domestic
Commercial	8	5	11	10	7
Real Estate	2	—	1	2	7
Consumer	2	3	3	4	5
Foreign	2	5	1	1	3

Total	14	13	16	17	22
Net Charge-Offs	(470)	(375)	(84)	(137)	(29)

Provision	685	375	105	135	20
Balance, December 31,
Domestic	653	508	491	485	498
Foreign	79	43	67	71	69
Unallocated	99	65	58	39	69

Total, December 31,	$831	$616	$616	$595	$636

Ratios
Net Charge-Offs to Average Loans Outstandings	1.37%	0.97%	0.21%	0.35%	0.08%

Net Charge-Offs to Total Allowance	56.56%	60.88%	13.64%	23.03%	4.56%

Total Allowance to Year-End Loans Outstanding	2.65%	1.72%	1.70%	1.58%	1.66%

(1)	In 1999, $39 million was allocated to BNYFC loans sold.

Net charge-offs were $470 million in 2002, $375 million in 2001, and $84 million in 2000. Net charge-offs increased in 2002 primarily due to aircraft leasing exposure to United Airlines, as well as to an internet services provider and to a large retailer. In 2001, net charge-offs increased due to emerging telecommunications companies loans and an energy trading company loan. In 2000, net charge-offs were primarily related to commercial loans.

The provision for credit losses was $685 million in 2002, compared with $375 million in 2001 and $105 million in 2000. The increase in the provision primarily reflects losses on aircraft leases to United Airlines, as well as to other domestic carriers and exposures to telecom and cable credits. The increase in the provision in 2001 primarily reflects the accelerated disposition program related to emerging telecommunications companies credits, the loss on the energy trading credit, and the general deterioration in credit quality in 2001.

The total allowance for credit losses was $831 million and $616 million at year-end 2002 and 2001. The ratio of the total allowance for credit losses to year-end loans was 2.65% and 1.72% at December 31, 2002 and 2001. Loans at December 31, 2002 were $31.3 billion compared with $35.7 billion at the prior year-end. Average loans decreased to $34.3 billion in 2002 from $38.8 billion in 2001. The increase in the allowance in 2002 primarily reflects the deterioration in the U.S. airline industry, the emerging telecommunications industry, retailing, and an internet backbone company. At December 31, 2002, the Company’s allowance included an allocated transfer risk reserve related to Argentina of $29 million.

The Company’s allowance at year-end equated to approximately 2.6 times the average charge-offs for the last three years and 2.7 times the average net charge-offs for the same three-year period. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level.

The allowance for credit losses consists of four elements: (1) an allowance for impaired credits (nonaccrual commercial credits over $1 million), (2) an allowance for higher risk rated credits, (3) an allowance for pass rated credits, and (4) an unallocated allowance based on general economic conditions and risk factors in the Company’s individual markets.

The first element—impaired credits—is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value. Fair value is either the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral.

The second element—higher risk rated credits—is based on the assignment of loss factors for each specific risk category of higher risk credits. The Company rates each credit in its portfolio that exceeds $1 million and assigns the credits to specific risk pools. A potential loss factor is assigned to each pool, and an amount is included in the allowance equal to the product of the amount of the loan in the pool and the risk factor. Reviews of higher risk rated loans are conducted quarterly and the loan’s rating is updated as necessary. The Company prepares a loss migration analysis and compares its actual loss experience to the loss factors on an annual basis to attempt to ensure the accuracy of the loss factors assigned to each pool. Pools of past due consumer loans are included in specific risk categories based on their length of time past due.

The third element—pass rated credits—is based on the Company’s expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower’s probability of default. The loss given default incorporates a recovery expectation. Borrower and loss given default ratings are reviewed semi-annually at minimum and are periodically mapped to third party, including rating agency, default and recovery data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. All current consumer loans are included in the pass rated consumer pools.

The fourth element—the unallocated allowance—is based on management’s judgment regarding the following factors:

•	Economic conditions including duration of the current cycle

•	Past experience including recent loss experience

•	Credit quality trends

•	Collateral values

•	Volume, composition, and growth of the loan portfolio

•	Specific credits and industry conditions

•	Results of bank regulatory and internal credit exams

•	Actions by the Federal Reserve Board

•	Delay in receipt of information to evaluate loans or confirm existing credit deterioration

•	Geopolitical issues and their impact on the economy

During 2001, the Company significantly revised both its credit rating system and the loss factors assigned to specific risk pools. The prior credit rating system had 10 grades while the new system has 18 grades more closely aligning it with the rating systems used by the credit rating agencies. The impact of the new loss factor was to increase the allowance associated with lower rated pass credits while decreasing the allowance associated with higher rated pass credits and commitments. The new loss factors were based on publicly available data adjusted for management’s judgment. The framework for the application of management’s judgement was consistent across both systems. Senior management receives input from weekly loan review meetings, results of portfolio reviews and analysis of external ratings. Management judgement is required in assessing the appropriateness of the factors involved in the modeling process, the validity of the models themselves, and the reasonableness of unallocated reserves.

On an overall basis, the Company’s provisioning was not significantly affected at the time it implemented the new credit rating system. If the old system had been applied to the portfolio at December 31, 2001, the allowance for credit losses would have been approximately $631 million, a difference of 2.4% compared with $616 million.

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

	2002	2001	2000	1999	1998
Domestic
Real Estate	3%	6%	3%	4%	3%
Commercial	75	75	76	78	74
Consumer	1	1	1	—	1
Foreign	9	7	11	12	11
Unallocated	12	11	9	6	11

	100%	100%	100%	100%	100%

In 2002, the allowance for impaired credits, the allowance for higher risk credits, and the unallocated allowance increased. This was offset by a decline in the allowance for pass rated credits. The increase in the allowance for impaired and higher risk credits reflects the increase in the amount of loans in these categories. The increase in the unallocated allowance is attributable to the deterioration in the economy and negative credit quality trends. The decrease in the allowance for pass rated credits reflects the decline in the loan portfolio as well as a shift in the loan portfolio towards the financial sector and away from non-investment grade corporate lending.

Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The following table shows the maturity structure of the Company’s commercial loan portfolio at December 31, 2002.

	1 Year or Less	Over 1 Year Through 5 Years	Over 5 Years	Total
(In millions)
Domestic
Real Estate, Excluding Loans Collateralized by 1-4 Family Residential Properties	$423	$962	$1,515	$2,900
Commercial and Industrial Loans	3,491	5,912	1,213	10,616
Other, Excluding Loans to Individuals and those Collateralized by 1-4 Family Residential Properties	2,964	604	33	3,601

	6,878	7,478	2,761	17,117
Foreign	2,163	1,115	335	3,613

Total	$9,041	$8,593	$3,096	$20,730

Loans with:
Predetermined Interest Rates	$2,702	$632	$1,177	$4,511
Floating Interest Rates	6,339	7,961	1,919	16,219

Total	$9,041	$8,593	$3,096	$20,730

Deposits

Total deposits were $55.4 billion in 2002, compared with $55.7 billion in 2001 and $56.4 billion in 2000. The decrease was primarily due to lower activity in the Company’s securities processing business. Noninterest-bearing deposits were $13.3 billion in 2002 compared with $12.6 billion in 2001 and $13.3 billion in 2000. The increase from 2001 was primarily due to increased balances from institutional customers. Interest-bearing deposits were $42.1 billion in 2002 compared with $43.1 billion in both 2001 and 2000.

The aggregate amount of deposits by foreign customers in domestic offices was $4.1 billion, $6.2 billion, and $5.2 billion at December 31, 2002, 2001, and 2000.

The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 2002.

	Certificates of Deposits	Other Time Deposits	Total
(In millions)
3 Months or Less	$2,935	$3,300	$6,235
Over 3 Through 6 Months	381	—	381
Over 6 Through 12 Months	1,385	—	1,385
Over 12 Months	168	14	182

Total	$4,869	$3,314	$8,183

The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds

Federal funds purchased and securities sold under repurchase agreements declined to $636 million in 2002 from $1,756 million in 2001 and $1,108 million in 2000. Other borrowed funds were $625 million in 2002, compared with $2,363 million in 2001 and $1,687 million in 2000. The decrease was due primarily to a decline in customer demand for credit at December 31, 2002 and therefore a reduced need for funding. Average balances in 2001 were higher due to the WTC disaster.

Information related to other borrowed funds in 2002, 2001, and 2000 is presented in the table below.

	2002		2001				2000
	Amount	Average Rate	Amount		Average Rate		Amount	Average Rate
(Dollars in millions)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
At December 31	$636	0.73%	$1,756		0.86%		$1,108	4.12%
Average During Year	2,018	1.43	3,183	*	3.24	*	2,673	5.73
Maximum Month-End Balance During Year	5,593	1.91	5,719		2.38		3,698	6.45
Other
At December 31	$625	1.29%	$2,363		2.60%		$1,687	5.14%
Average During Year	2,877	2.53	2,204	*	7.60	*	2,099	6.62
Maximum Month-End Balance During Year	5,319	1.59	3,126		2.53		2,385	5.02

Other consists primarily of commercial paper, bank notes, extended federal funds purchased, and amounts owed to the U.S. Treasury.

*	The WTC disaster increased average federal funds purchased and securities sold under repurchase agreement by $593 million and decreased average rate by 39 basis points. Also, average other borrowings was increased by $244 million and the average rate decreased by 305 basis points due to the WTC disaster.

World Trade Center Disaster Update

The WTC disaster on September 11, 2001 had a significant adverse impact on the Company. Four of the Company’s major facilities as well as several smaller facilities in the downtown New York City area containing almost 8,800 employees were rendered temporarily unusable, including the Company’s principal operations and data center at 101 Barclay St.

Immediately after the WTC disaster, displaced employees worked out of contingency recovery sites in Northern New Jersey, Westchester County, N.Y. and Greenwich, CT. In subsequent weeks, the Company leased 1.3 million square feet of temporary space for these employees to relocate to on an interim basis. The terms of these leases run from 1 to 18 years. In the second and third quarters of 2002, the Company substantially completed the reoccupation of its facilities disabled by the WTC disaster.

The estimated pre-tax loss related to the WTC disaster in 2001 was $242 million, which included $168 million of expense, $45 million of interest and $29 million in noninterest income. The Company also recorded an insurance recovery of $175 million in 2001. See “Consolidated Income Statement Review”.

The Company is actively engaged in subletting its interim operating facilities. Through February 28, 2003, the Company had terminated or sublet 561,000 square feet and had 739,000 square feet remaining to sublet. The Company’s estimate of its sublease loss as of December 31, 2002 was $296 million. At December 31, 2002, the Company had reserved for approximately 51% of the future costs associated with the subleases. The Company expects the remainder of the costs to be covered by income from subletting these properties.

In 2002, the Company recorded a $469 million insurance recovery related to the WTC disaster. The recovery was offset by spending associated with business interruption, repair and recover of facilities and cost associated with interim operating facilities including an estimated subleases loss of $296 million.

The financial statement impact of the WTC disaster is shown in the table below:

	2001	2002	2003(1)
(In millions)
WTC Expenses and 2001 Lost Revenues	$242	$469	$8
Insurance Recovery	175	469	8

Pre-tax Impact	$(67)	$—	$—

Cumulative Insurance Recovery	$175	$644	$652
Cumulative Cash Advances from Insurance Companies	(125)	(275)	(400)

Receivable from Insurance Companies at December 31,	$50	$369	$252

(1)	Through February 28, 2003.

Future cash advances will largely relate to the sublease loss and business interruption costs. The Company expects to record additional insurance recoveries in 2003 and 2004 as it completes the move of its data centers from interim locations to final locations compliant with best practices as defined by federal regulators. See “Business Continuity.”

Critical Accounting Policies

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” under “Summary of Significant Accounting and Reporting Policies”. Two of the Company’s more critical accounting policies are those related to the allowance for credit losses and to the valuation of derivatives and securities where quoted market prices are not available. In addition to the “Summary of Significant Accounting and Reporting Policies” footnote, further information on policies related to the allowance for credit losses can be found under “Asset Quality and Allowance for Credit Losses” in the MD&A. Further information on the valuation of derivatives and securities where quoted market prices are not available can be found under “Market Risk Management” and “Trading Activities and Risk Management” in the MD&A section and in “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements”.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company’s internal rating are consistent with external rating agency default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

The Company’s unallocated allowance is established via a process that begins with estimates of probable loss inherent in the portfolio, based upon the following factors:

•	Economic conditions, including duration of the current cycle

•	Past experience, including recent loss experience

•	Credit quality trends

•	Collateral values

•	Volume, composition, and growth of the loan portfolio

•	Specific credits and industry conditions

•	Results of bank regulatory and internal credit exams

•	Actions by the Federal Reserve Board

•	Delay in receipt of information to evaluate loans or confirm existing credit deterioration

•	Geopolitical issues and their impact on the economy

To the extent actual results differ from forecasts or management’s judgment the allowance for credit losses may be greater or less than future charge-offs.

The Company considers it difficult to quantify the impact of changes in forecast on its allowance for credit losses. Nevertheless, the Company believes the following discussion may enable investors to better understand the variables that drive the allowance for credit losses.

One key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At December 31, 2002, the unallocated allowance was 12% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $42 million, respectively.

The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade lower, the allowance would have increased by $94 million, while if each pass credit were rated one grade higher, the allowance would have declined by $72 million.

For non pass rated credits, if the loss given default were 10% higher, the allowance would have increased by $48 million, while if the loss given default were 10% lower, the allowance would have decreased by $46 million.

For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $24 million, respectively.

Valuation of Derivatives and Securities Where Quoted Market Prices Are Not Available

When quoted market prices are not available for derivatives and securities values, such values are determined at fair value, which is defined as the value at which positions could be closed out or sold in a transaction with a willing counterparty over a period of time consistent with the Company’s trading or investment strategy. Fair value for these instruments is determined based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Financial models use as their basis independently sourced market parameters including, for example, interest rate yield curves, option volatilities, and currency rates. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by external parties. The Company’s valuation process takes into consideration factors such as counterparty credit quality, liquidity and concentration concerns. The Company applies judgment in the application of these factors. In addition, the Company must apply judgment when no external parameters exist. Finally, other factors can affect the Company’s estimate of fair value including market dislocations, incorrect model assumptions, and unexpected correlations.

These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See “Use of Estimates” in the footnote 1 “Summary of Significant Accounting and Reporting Policies”.

To assist in assessing the impact of a change in valuation, at December 31, 2002, approximately $3.3 billion of the Company’s portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $82 million.

Liquidity

The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the Company’s efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits, including demand, retail time, and trust deposits from processing businesses, are generated through the Company’s diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling the Company to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets which can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Liquidity is managed on both a consolidated basis and also at The Bank of New York Company, Inc. parent company (“Parent”).

On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposit greater than $100,000, federal funds purchased and other borrowings were $14.1 billion and $12.6 billion on an average basis in 2002 and 2001. Foreign deposits, primarily from the Company’s European based securities servicing business, declined on average to $24.2 billion from $27.9 billion in 2001 reflecting lower market activity levels. Domestic savings and other time deposits were $9.7 billion on an average basis compared to $9.5 billion in 2001.

The Company has entered into several modest securitization transactions. See Note 8 to the Consolidated Financial Statements. These transactions have not had a significant impact on the Company’s liquidity or capital.

The Parent’s cash position was $398 million and $73 million at December 31, 2002 and 2001. The majority of these funds were deposited with the Bank of New York (“The Bank”).

The Parent has five major sources of liquidity: dividends from its subsidiaries, a line of credit with The Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

At February 28, 2003, The Bank could pay dividends of approximately $100 million to the Parent without the need for regulatory waiver. This dividend capacity will increase in the remainder of 2003 to the extent of the Bank’s net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $464 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

The Company has a $600 million line of credit with The Bank, which is subject to limits imposed by federal banking law. At December 31, 2002, the Parent could use the subsidiaries’ liquid securities as collateral to allow it to borrow $59 million rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. There were no borrowings at December 31, 2002. This line decreased versus $533 million at December 31, 2001, as the bank equity investment portfolio was substantially liquidated late in 2002, which contributed to the sizable $398 million cash position at the Parent. The Company increased this line to approximately $400 million in the first quarter of 2003 by pledging additional assets to collateralize the credit line.

Restrictions on the ability of the Company to obtain funds from its subsidiaries are discussed in more detail in Note 13 to the Consolidated Financial Statements.

In 2002, the Parent’s average commercial paper borrowings were $117 million compared with $331 million in 2001. Commercial paper outstandings were $24 million and $333 million at December 31, 2002 and 2001.

The Company has a $275 million back-up line of credit agreement with 15 financial institutions. This line of credit matures in October 2006. The fee on this facility depends on the Company’s credit rating and is currently eight basis points. The credit agreement requires the Company to maintain: stockholders’ equity of $5 billion; a ratio of tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; a double leverage ratio less than 1.3; and all its banks adequately capitalized for regulatory purposes.

The Company also has the ability to access the capital markets. On March 6, 2003, the Company had a new shelf registration statement become effective with a capacity of $2,152 million of debt, preferred stock, preferred trust securities, or common stock. The Company and the Bank estimate a funding requirement of approximately $1 billion in debt securities associated with the Pershing transaction, which is expected to close in the second quarter of 2003. Access to the capital markets is partially dependent on the Company’s credit ratings, which as of February 28, 2003 were as follows:

	Parent Commercial Paper	Parent Subordinated Long-Term Debt	Parent Senior Long-Term Debt	The Bank of New York Long-Term Deposits	Outlook
Standard & Poor’s	A-1	A	A+	AA-	Stable
Moody’s	P-1	A1	Aa3	Aa2	Negative
Fitch	F1+	A+	AA-	AA	Stable

In 2002, Moody’s changed the Company’s outlook to negative. Fitch changed The Bank of New York’s long-term rating from AA to AA- and the individual Bank rating from A/B to B.

The Parent’s major uses of funds are payment of principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

The Parent has $710 million of long-term debt that becomes due in 2003. In addition, the Parent has the option to call $495 million of subordinated debt in 2003 which it will call and refinance if market conditions are favorable. As of February 28, 2003, the Company has called $165 million of this debt. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

The Company has $300 million of preferred trust securities that are callable in 2003. These securities qualify as Tier 1 Capital. The Company has not yet decided if it will call these securities. The decision to call will be based on interest rates and the availability of cash and capital at the call date. If the Company calls the preferred trust securities, it expects to replace them with new preferred trust securities or senior or subordinated debt.

Double leverage is the ratio of investment in subsidiaries divided by the Company’s consolidated equity plus preferred trust securities. The Company’s double leverage ratio at December 31, 2002 and 2001 was 99.84% and 99.23%. The Company’s target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company’s ability to invest in its subsidiaries to expand its businesses.

The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

Earnings and other operating activities provided $3.2 billion in cash flows in 2002, compared with $6.0 billion in 2001, and $2.2 billion used in 2000. The changes in cash flows from operations in 2002, 2001 and 2000 were principally the result of changes in trading activities.

In 2002, cash provided by investing activities was $3.2 billion as compared to $6.5 billion used by investing activities in 2001 and $1.4 billion provided by investing activities in 2000. In 2002, a reduction in interest-bearing deposits and federal funds sold was a source of funds. In 2002 and 2001, cash was used to increase the Company’s investment securities portfolio, which is part of an ongoing strategy to shift the Company’s asset mix from loans towards highly-rated investment securities and short-term liquid assets. The cash provided in 2000 came from fewer deposits in banks as well as a decline in loans.

In 2002, cash used by financing activities was $4.7 billion as compared to $0.4 billion and $0.6 billion provided by financing activities in 2001 and 2000. In 2002, 2001, and 2000, financing activities used cash to buy back the Company’s common shares and pay dividends. In 2002, the Company increased the issuance of long-term debt to pay back maturing issues. Federal funds purchased and securities sold under repurchase agreements were a net use of funds in 2002 and 2000 and a net source of funds in 2001. In 2002, the reduced size of the Company’s balance sheet enabled it to borrow less through deposits and other borrowings. The Company used deposits to finance its investing activities in 2000.

Commitments and Obligations

The Company has contractual obligations to make cash payments as indicated in the table below. Excluded from the table are deposits, other borrowings, trade payables and other obligations which are primarily due within one year.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 Years
(Dollars in millions)
Long-Term Debt	$5,440	$710	$1,257	$3,473
Operating Leases—Core	613	86	290	237
Operating Leases—WTC Disaster Related	263	32	107	124

Total Contractual Cash Obligations	$6,316	$828	$1,654	$3,834

In the aftermath of the WTC disaster, the Company leased interim space for employees to use until their regular workplaces become available. In 2002, the Company returned to its facilities and began the process of subletting the interim space. The Company believes any loss on subleases will be covered by its insurance.

The Company has issued commitments related to its various businesses as indicated in the table below:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1-5 Years	Over 5 Years
(Dollars in millions)
Lending Commitments	$40,330	$18,806	$10,171	$11,353
Standby Letters Of Credit	9,577	6,677	2,844	56
Commercial Letters Of Credit	1,052	942	110	—
Securities Lending Indemnifications	138,264	138,264	—	—
Standby Bond Purchase Agreements	2,587	2,587	—	—
Contingent Acquisitions Payments	629	36	593	—
Venture Capital Commitments(1)	180	35	145	—

Total Commitments	$192,619	$167,347	$13,863	$11,409

(1)	Commitments to venture capital limited partnerships may extend beyond expiration period shown to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

The Company expects many of these commitments to expire without the need to advance any cash. Advances under securities lending indemnifications and standby bond purchase agreements would be secured by collateral.

Capital Resources

In January 2003, the Company entered into forward sale agreements to sell 40 million shares of its common stock at an initial forward price of $25.11. The Company will receive approximately $1 billion upon settlement of the forward sale agreements. The Company has the option to settle the forward anytime prior to January 23, 2004. The Company intends to issue the shares to finance part of the purchase price of its acquisition of Pershing.

The Company expects the Pershing acquisition to reduce its Tangible Common Equity ratio to 4.65% at the June 30, 2003 reporting date. The Company expects this ratio to recover to its targeted range in approximately one year. Other capital ratios will decline comparably. As a result, the Company has suspended the stock buyback program announced in November 2002. The Company has 17 million shares remaining to repurchase under its share buyback programs.

Shareholders’ equity was $6,684 million at December 31, 2002, compared with $6,317 million at December 31, 2001 and $6,152 million at December 31, 2000. During 2002, the Company retained $353 million of earnings, issued $800 million of institutional subordinated notes and $75 million of retail medium-term subordinated notes qualifying as Tier 2 capital, increasing long-term debt to $5,440 million from $4,976 million. In addition, the Company issued $1,000 million of senior debt. The increased long-term debt replaces subordinated debt ceasing to qualify as Tier 2 capital, $350 million of higher rate debt that the Company called during 2002, and $900 million of debt that matured in 2002. The Company also repurchased 9.9 million common shares for $246 million, an average price of $24.97. In January 2003, the Company declared a quarterly common stock dividend of 19 cents per share. On March 6, 2003, the Company had a new shelf registration statement become effective with a capacity of $2,152 million of debt, preferred stock, preferred trust securities, or common stock.

In 2001, the Company retained $817 million of earnings and issued $175 million of medium-term notes, increasing long-term debt to $4,976 million from $4,536 million. The increased long-term debt replaced subordinated debt ceasing to qualify as Tier 2 capital. The Company also repurchased 19 million common shares for $854 million. In January 2002, the Company increased its quarterly common stock dividend to 19 cents per share, up 6% from the beginning of 2001.

In 2000, the Company retained $946 million of earnings and issued $265 million of medium term notes, increasing long-term debt to $4,536 million from $4,311 million. The increased long-term debt replaced subordinated debt ceasing to qualify as Tier 2 capital. The Company also repurchased 10 million common shares for $454 million. In October 2000, the Company increased its quarterly common stock dividend to 18 cents per share, up 13% from the beginning of 2000.

Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of December 31, 2002 and 2001, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

	December 31, 2002		December 31, 2001		Company Targets	Well Capitalized Guidelines	Adequately Capitalized Guidelines
	Company	Bank	Company	Bank
Tier 1*	7.58%	7.44%	8.11%	7.94%	7.75%	6%	4%
Total Capital**	11.96	11.88	11.57	11.75	11.75	10	8
Leverage	6.48	6.30	6.70	6.50	6.50	5	3-5
Tangible Common Equity	5.48	6.11	5.36	6.38	5.25-6.00	N.A.	N.A.

*	Tier 1 capital consists, generally, of common equity and certain qualifying preferred stock, less goodwill.

**	Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and long-term debt and a portion of the loan loss allowance.

If a bank holding company or bank fails to qualify as “adequately capitalized”, regulatory sanctions and limitations are imposed.

At December 31, 2002, the amounts of capital by which the Company and the Bank exceed the well capitalized guidelines are as follows:

	Company	Bank
(In millions)
Tier 1 Capital	$1,050	$925
Total Capital	1,300	1,210
Leverage	1,150	985

The following table presents the components of the Company’s risk-based capital at December 31, 2002 and 2001:

		2002	2001
(In millions)
	Common Stock	$6,684	$6,317
	Preferred Stock	—	—
	Preferred Trust Securities	1,100	1,500
Adjustments:	Intangibles	(2,568)	(2,075)
	Securities Valuation Allowance	(185)	(126)
	Merchant Banking Investments	(3)	—

	Tier 1 Capital	5,028	5,616

	Qualifying Unrealized Equity Security Gains	—	38
	Qualifying Subordinated Debt	2,102	1,751
	Qualifying Allowance for Loan Losses	802	613

	Tier 2 Capital	2,904	2,402

	Total Risk-based Capital	$7,932	$8,018

The following table presents the components of the Company’s risk-adjusted assets at December 31, 2002 and 2001:

	2002		2001
	Balance sheet/ notional amount	Risk adjusted balance	Balance sheet/ notional amount	Risk adjusted balance

(In millions)
Assets
Cash, Due From Banks and Interest-Bearing Deposits in Banks	$9,852	$1,278	$9,841	$1,675
Securities	18,300	5,609	12,862	4,648
Trading Assets	7,309	—	8,270	—
Fed Funds Sold and Securities Purchased Under Resale Agreements	1,385	110	4,795	832
Loans	31,339	28,365	35,747	32,585
Allowance for Credit Losses	(831)	—	(616)	—
Other Assets	10,210	7,747	10,126	6,648

Total Assets	$77,564	$43,109	$81,025	$46,388

Off-Balance Sheet Exposures
Commitments to Extend Credit	$41,787	$11,144	$46,905	$12,056
Securities Lending Indemnifications	138,264	400	114,593	—
Standby Letters of Credit and Other Guarantees	11,924	9,420	10,291	9,388
Interest Rate Contracts	349,722	1,187	303,097	875
Foreign Exchange Contracts	73,335	542	71,165	31

Total Off-Balance Sheet Exposures	$615,032	$22,693	$546,051	$22,350

Market Risk Equivalent Assets		532		542
Allocated transfer risk reserve		(29)		(3)

Risk-Adjusted Assets		$66,305		$69,277

The U.S. federal bank regulatory agencies’ risk capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors of the major industrialized countries that develop broad policy guidelines with respect to bank supervisory policies. In January 2001, the BIS released a proposal to replace the existing accord with a new capital accord (“New Accord”) that would set capital requirements for operational risk and refine the existing capital requirements for credit and market risk. Operational risk would be defined as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. The BIS proposal outlines several alternatives for capital assessment of operational risks. The BIS has stated that its objective is to finalize the New Accord by the end of 2003, and for member countries to implement it by the end of 2006. The ultimate timing and specific content of the New Accord are uncertain. The Company expects, however, that the New Accord incorporating operational risk will eventually be adopted and implemented by the U.S. federal bank regulatory agencies.

The Company has participated in three quantitative impact studies with banking regulators to assess the impact of the New Accord. Based on the results of the Third Quantitative Impact Study which used June 30, 2003 data, the Company does not currently believe the New Accord will have a significant impact on its capital position.

Risk Management

The major risks to which the Company is exposed are credit, market and operational risk. Risk management and oversight begins with the Board of Directors and two key board committees:  the audit and examining committee and the risk committee. The risk committee was established in the first quarter to review the Company’s risks, policies and risk management activities on a regular basis. The delegation of policy formulation and day-to-day oversight is to the Company’s Chief Risk Policy Officer, who, together with the Chief Auditor and Chief Compliance Officer help ensure an effective risk management structure.

The Company’s risk management framework is designed to:

•	Ensure risks are identified, monitored, reported, and priced properly

•	Define and communicate the types and amount of risks to take

•	Communicate to the appropriate level within the Company the type and amount of risk taken

•	Maintain a risk management organization that is independent of the risk taking activities

•	Promote a strong risk management culture that encourages a focus on risk-adjusted performance

Credit Risk Management

Credit risk is the possible loss the Company would suffer if any of its borrowers or other counterparties were to default on their obligations to the Company. Credit risk arises primarily from lending, trading and securities processing activities. To balance the value of its activities with the credit risk incurred in pursuing them, the Company sets and monitors internal credit limits for activities that entail credit risk, most often on the size of the exposure and the maximum maturity of credit extended. For credit exposures driven by changing market rates and prices, exposure measures include an add-on for such potential changes.

The Company’s credit approval system of credit officers and credit committees regularly reviews these limits by monitoring the condition of the Company’s borrowers and the scope of their activity. Further, the Credit Risk Review Area regularly examines the credit portfolio.

Credit risk itself is measured in two basic ways. First, the Company projects a statistically expected credit loss, used to help determine the appropriate loan loss reserve and to measure customer profitability. Expected loss considers three basic components: the estimated size of the exposure whenever default might occur, the probability of default before maturity, and the severity of the loss the Company would incur, commonly called “loss given default.” For wholesale banking, where most of the company’s credit risk is created, unfunded commitments are assigned a usage given default percentage. Borrowers/Counterparties are assigned ratings by risk managers independent of the risk taking function on an 18-grade scale, which translates to a scaled probability of default. Finally, transactions are assigned loss-given-default ratings (on a 12-grade scale) that reflect the effects of guarantees, collateral, and relative seniority of position.

The second measurement of credit risk is called economic capital. The Company’s economic capital model estimates the capital required to support the overall credit risk portfolio. Using a Monte Carlo simulation engine and measures of correlation among borrower defaults, the economic model examines extreme and highly unlikely scenarios of portfolio credit loss in order to estimate credit capital, then allocates that capital to individual borrowers and exposures. Credit capital calculation supports a second tier of policy standards and limits by serving as an input to both profitability analysis and concentration limits of capital at risk with any one borrower, country or industry.

Credit risk is intrinsic to much of the banking business, and necessary to its smooth functioning. However, the Company seeks to limit both on and off-balance-sheet credit risk through prudent underwriting and the use of capital only where risk-adjusted returns warrant. Additionally, the Company seeks to further reduce risk and improve its portfolio diversification through syndications, asset sales, credit enhancements, credit derivatives, and active collateralization and netting agreements.

Market Risk Management

Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, such as loans, securities, deposits, and other borrowings. The Company’s market risks are primarily interest rate and foreign exchange risk and to a lesser extent credit risk.

The Company’s market risk governance structure includes two committees comprised of senior executives who review market risk activities, risk measurement methodologies and risk limits, approve new products, and provide direction for the Company’s market risk profile. The Asset/Liability Management Committee oversees the market risk management process for interest rate risk related to asset/liability management activities. The Market Risk Management Committee oversees the market risk management process for trading activities including foreign exchange risk. Both committees are supported by a comprehensive risk management process that is designed to help identify, measure, and manage market risk, as discussed under “Trading Activities and Risk Management” and “Asset/Liability Management” below and in footnote 15 to the Company’s Consolidated Financial Statements.

The information presented that follows with respect to market risk is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include adverse changes in market conditions, the timing of such changes and the actions that management could take in response to these changes as well as the additional factors discussed under “Forward Looking Statements”.

Trading Activities and Risk Management

The Company’s trading activities are focused on acting as a market maker for the Company’s customers. The risk from these market making activities and from the Company’s own positions is managed by the Company’s traders and limited in total exposure as described below.

The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology, based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by an independent unit on a daily basis. The VAR methodology captures, based on certain assumptions, the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is used to calculate economic capital which is allocated to the business units for computing risk-adjusted performance. As the VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historic market events are also tested.

The following table indicates the calculated VAR amounts for the trading portfolio for the years ending December 31, 2002 and 2001.

	2002				2001
Market Risk	Average	Minimum	Maximum	12/31/02	Average	Minimum	Maximum	12/31/01
(In millions)
Interest Rate	$4.6	$2.1	$9.2	$3.5	$4.8	$2.6	$7.7	$5.0
Foreign Exchange	1.1	0.5	3.8	0.6	1.4	0.6	3.1	1.2
Equity	0.3	—	8.9	—	—	—	0.3	—
Diversification	(1.7)	NM	NM	(1.2)	(2.0)	NM	NM	(1.6)
Overall Portfolio	4.3	2.5	9.5	2.9	4.2	2.3	7.1	4.6

NM —	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the year 2002, interest rate risk generated approximately 77% of average VAR while foreign exchange accounted for 18% of average VAR. During 2002, the daily trading loss exceeded the calculated VAR amounts on 1 day.

Asset/Liability Management

The Company’s asset/liability management activities include lending, investing in securities, accepting deposits, raising money as needed to fund assets, and processing securities and other transactions. The market risks that arise from these activities are interest rate risk, and to a lesser degree, foreign exchange risk. The Company’s primary market risk is exposure to movements in US dollar interest rates. Exposure to movements in foreign currency interest rates also exists, but to a significantly lower degree. The Company actively manages interest rate sensitivity. In addition to gap analysis, the Company uses earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest income. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, and changes in the prepayment behavior of loans and securities. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Derivative financial instruments used for interest rate risk management purposes are also included in this model.

The Company evaluates the effect on earnings by running various interest rate ramp scenarios up and down from a baseline scenario which assumes no changes in interest rates. These scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest income between the scenarios over a 12 month measurement period. The measurement of interest rate sensitivity is the percentage change in net interest income as shown in the following table:

	2002	%
(Dollars in millions)
+200 bp Ramp vs. Stable Rate	$(15.1)	(0.95)%
+100 bp Ramp vs. Stable Rate	(4.2)	(0.27)
-50 bp Ramp vs. Stable Rate	(7.2)	(0.45)

These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The above table relies on certain critical assumptions including depositors behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company’s assets. For example, based on the level of interest rates at December 31, 2002, the Company does not believe it would be able to reduce rates on all its deposit products if there are further declines in interest rates. In addition, if interest rates rise, the Company’s portfolio of mortgage-related assets would have reduced returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

The Company also projects future cash flows from its assets and liabilities over a long-term horizon and then discounts these cash flows using the same assumptions noted above. The aggregation of these discounted cash flows is the Economic Value of Equity (“EVE”). The following table shows how the EVE would change in response to changes in interest rates:

Rate Change Basis Points	Estimated Exposure to Economic Value December 31, 2002
(In millions)
+200	$(195)
+100	(56)
-50	7

These results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The asymmetrical accounting treatment of the impact of a change in interest rates on the Company’s balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the Company’s fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company’s shareholders equity, thereby affecting the tangible common equity (“TCE”) ratio. Under current accounting rules, there is no corresponding change on the Company’s fixed liabilities, even though economically these liabilities are more valuable as rates rise.

The Company projects the impact of this change using the same interest rate ramp up assumptions described earlier and comparing the projected mark-to-market on the investment securities portfolio at December 31, 2003 under the higher rate environments versus a stable rate scenario. The table below shows the impact of a change in interest rates on the TCE ratio:

Rate Change Basis Points	TCE ratio change December 31, 2002 Basis Points
+200	(52)
+100	(25)

These results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

To manage foreign exchange risk, the Company funds foreign currency-denominated assets with liability instruments denominated in the same currency. The Company utilizes various foreign exchange contracts if a liability denominated in the same currency is not available or desired, and to minimize the earnings impact of translation gains or losses created by investments in overseas markets. The foreign exchange risk related to the interest rate spread on foreign currency-denominated asset/liability positions is managed as part of the Company’s trading activities. The Company uses forward foreign exchange contracts to protect the value of its net investment in foreign operations. At December 31, 2002, net investments in foreign operations approximated $1,025 million and were spread across 11 foreign currencies.

Operational Risk

Overview

Operational risk is the risk of loss resulting from inadequate or failed internal processes, human factors and systems, or from external events.

In providing securities servicing, global payment services, asset management, and traditional banking and trust services, the Company is exposed to operational risk. Operational risk may result from, but is not limited to, errors related to transaction processing, breaches of the internal control system and compliance requirements, and the risk of fraud by employees or persons outside the corporation or business interruption due to system failures or other events. The risk of loss from operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and/or regulatory requirements.

In the event of an operational event, the Company could suffer financial loss, face regulatory action and/or suffer damage to its reputation.

To address this risk the Company maintains policies and procedures and an internal control framework designed to provide a sound operational environment. These controls have been designed to help manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, the nature of its businesses and considering factors such as competition and regulation. The Company’s internal auditors monitor and test the overall effectiveness of the internal control and financial reporting systems on an ongoing basis.

The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. Among the procedures designed to ensure effectiveness are the Company’s “Code of Conduct”, “Know Your Customer”, and compliance training programs.

Operational Risk Management

The Company has established operational risk management as an independent risk discipline. The Operational Risk Management (“ORM”) group reports to the Chief Risk Policy Officer. The organizational framework for operational risk is based upon a strong risk culture that incorporates both governance and risk management activities comprising:

•	Board Oversight—The Company has established a Risk Committee of the Board to approve and oversee the Company’s operational risk management strategy in addition to credit and market risk. The Committee meets regularly to review and approve operational risk management initiatives, discuss key risk issues and review the effectiveness of the risk management systems.

•	Business Line Accountability—Business managers are responsible for maintaining an effective system of internal controls commensurate with their risk profiles and in accordance with Company policies and procedures.

•	ORM group—The ORM group is responsible for developing risk management policies and tools for assessing, monitoring and measuring operational risk for the Company. The primary objectives of the ORM group are to promote effective risk management, create incentives for generating continuous improvement in controls, optimize capital, and improve shareholder value.

Key elements of the operational risk management function include systems to measure, monitor, and allocate economic capital to the business units for operational risks.

Business Continuity

The Company has prepared for events that could damage the Company’s physical facilities, cause delay or disruptions to operational functions, including telecommunications networks, or impair the Company’s clients, vendors and counterparties. Key elements of the Company’s business continuity strategies are business diversification, split operations, data center reconfiguration and telecommunications planning.

The Company is developing additional geographic diversity outside of Manhattan. The Company also signed a lease for a new Brooklyn operation center that will have a capacity for 1,500 full-time staff plus 750 contingency staff. In 2003, the Company plans to move additional personnel to growth centers in Florida and upstate New York. The Company is also negotiating the lease for a new data center site outside the New York metropolitan area. This data center is expected to become operational in 2004.

The Company has established multiple locations for its funds transfer and broker-dealer service operations which have full functionality to assure uninterrupted processing. The Company’s mutual fund accounting and custody, securities operation, securities lending, corporate trust, master trust, UIT, stock transfer, and treasury have common functionality in multiple sites designed to facilitate recovery within 24 hours. In addition, the Company has back-up recovery positions for 4,500 employees.

The Company mirrors 100% of its production data to a recovery data center. In addition, the Company has made modifications to its data center configurations, and plans to further develop its data center resiliency by acquiring additional data center property to enhance the Company’s diversification.

In the telecommunications area, the Company uses multiple central office sites, with a fiber optic relay network backed up by T-3 lines to ensure the continuity of its communications. In addition, primary customer connectivity has been moved outside of New York City and back-up lines are generally leased rather than dial-up. The Company has an active program to test customer back-up connections.

In response to the WTC disaster, in August 2002 the Federal Reserve published a draft white paper “Sound Practices to Strengthen the Resiliency of the U.S. Financial System”. The purpose of the document was to solicit input from the financial services industry and other interested parties regarding “best practices” related to business continuity planning. The regulators received many comments, and are expected to issue final guidance later this year. Significant areas impacting the Company include the proximity of production to contingency sites for both technology processing and business operations, technology recovery, recovery timeframes, regional diversification, definition of critical functions in financial services, and timetables for implementing best practices.

The Company is committed to meeting or exceeding all of the final requirements. The Company believes the requirements will be phased in over a number of years. The Company already invests heavily in its business continuity planning configurations. It is unclear at this point what the future expense impact will be from meeting these expanded requirements.

Although the Company is committed to meeting both best practices and regulatory requirements, geopolitical uncertainties and other external factors will continue to create risk that cannot always be identified and anticipated.

Statistical Information

Average Balances and Rates on a Taxable Equivalent Basis

	2002				2001***				2000
	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate
(Dollars in millions)
Assets
Interest-Bearing Deposits in Banks (Primarily Foreign)	$4,809	$133		2.76%	$6,105	$252		4.13%	$5,385	$273		5.07%
Federal Funds Sold and Securities Purchased Under Resale Agreements	3,225	51		1.60	4,260	159		3.72	4,468	277		6.20
Loans
Domestic Offices
Other Consumer	4,010	259		6.47	3,708	300		8.09	3,527	305		8.65
Commercial	15,409	707		4.59	17,194	957		5.56	15,815	1,125		7.11
Foreign Offices	14,886	505		3.38	17,868	1,016		5.68	19,920	1,482		7.44

Total Loans	34,305	1,471	*	4.29	38,770	2,273	*	5.86	39,262	2,912	*	7.41

Securities U.S. Government Obligations	4,012	208		5.18	3,939	238		6.04	3,326	210		6.33
Obligations of States and Political Subdivisions	520	34		6.57	654	49		7.48	621	50		8.06
Other Securities,
Domestic Offices	9,983	468		4.69	4,785	269		5.62	1,929	114		5.91
Foreign Offices	866	37		4.31	744	39		5.29	976	64		6.61

Total Other Securities	10,849	505		4.66	5,529	308		5.58	2,905	178		6.15

Trading Securities
Domestic Offices	266	6		2.29	633	30		4.81	516	32		6.17
Foreign Offices	7,389	254		3.43	7,804	371		4.76	8,396	499		5.94

Total Trading Securities	7,655	260		3.39	8,437	401		4.76	8,912	531		5.95

Total Securities	23,036	1,007		4.37	18,559	996		5.37	15,764	969		6.15

Total Interest-Earning Assets	65,375	$2,662		4.07%	67,694	$3,680		5.44%	64,879	$4,431		6.83%

Allowance for Credit Losses	(631)				(612)				(608)
Cash and Due from Banks	2,675				3,289				3,181
Other Assets	12,236				11,329				9,789

Total Assets	$79,655				$81,700				$77,241

Assets Attributable to Foreign Offices**	38.43%				42.83%				47.41%

Taxable equivalent adjustments were $49 million in 2002, $60 million in 2001, and $54 million in 2000 and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

*	Includes fees of $96 million in 2002, $117 million in 2001, and $115 million in 2000. Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.

**	Includes Cayman Islands branch office.

***	2001 reported average balances include the impact of the WTC disaster estimated to be $3.9 billion affecting loans and short-term deposits.

Average Balances and Rates on a Taxable Equivalent Basis

	2002			2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(Dollars in millions)
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Domestic Offices Money Market Rate
Accounts	$6,857	$87	1.27%	$6,750	$199	2.95%	$5,827	$290	4.98%
Savings	8,154	90	1.11	7,632	156	2.05	7,599	197	2.59
Certificates of Deposit of $ 100,000 or More	2,393	52	2.17	446	21	4.79	448	26	5.80
Other Time Deposits	1,508	34	2.25	1,884	79	4.18	1,998	101	5.07

Total Domestic Offices	18,912	263	1.39	16,712	455	2.73	15,872	614	3.87

Foreign Offices
Banks in Foreign Countries	6,242	96	1.54	8,303	244	2.93	6,894	324	4.71
Government & Official Institutions	727	14	1.88	1,103	39	3.58	621	38	6.09
Other Time and Saving	17,241	271	1.57	18,516	654	3.53	20,091	1,035	5.15

Total Foreign Offices	24,210	381	1.57	27,922	937	3.35	27,606	1,397	5.06

Total Interest-Bearing Deposits	43,122	644	1.49	44,634	1,392	3.12	43,478	2,011	4.63

Federal Funds Purchased and Securities Sold Under Repurchase Agreements	2,018	29	1.43	3,183	103	3.24	2,673	153	5.73
Other Borrowed Funds
Domestic Offices	1,228	33	2.66	1,749	160	9.16	1,618	133	8.21
Foreign Offices	1,649	40	2.43	455	7	1.62	481	6	1.25

Total Other Borrowing Funds	2,877	73	2.53	2,204	167	7.60	2,099	139	6.62

Long-Term Debt	5,338	202	3.79	4,609	277	6.00	4,384	317	7.23

Total Interest-Bearing Liabilities	53,355	948	1.78%	54,630	1,939	3.55%	52,634	2,620	4.98%

Noninterest-Bearing Deposits (Primarily Domestic)	10,673			11,644			11,277
Other Liabilities	9,162			9,201			7,850
Common Shareholders’ Equity	6,465			6,225			5,480

Total Liabilities and Shareholders’ Equity	$79,655			$81,700			$77,241

Net Interest Earnings And Interest Rate Spread		$1,714	2.29%		$1,741	1.89%		$1,811	1.85%

Net Yield on Interest-Earning Assets			2.62%			2.57%			2.79%

Liabilities Attributable to Foreign Offices	34.22%			36.67%			38.37%

Rate/Volume Analysis on a Taxable Equivalent Basis

	2002 vs. 2001			2001 vs. 2000
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
	Average Balance	Average Rate	Total Increase (Decrease)	Average Balance	Average Rate	Total Increase (Decrease)
(In millions)
Interest Income
Interest-Bearing Deposits in Banks	$(46)	$(73)	$(119)	$34	$(55)	$(21)
Federal Funds Sold and Securities Purchased Under Resale Agreements	(33)	(75)	(108)	(12)	(106)	(118)
Loans
Domestic Offices
Other Consumer	23	(64)	(41)	15	(20)	(5)
Commercial	(93)	(157)	(250)	91	(259)	(168)
Foreign Offices	(149)	(362)	(511)	(142)	(324)	(466)

Total Loans	(219)	(583)	(802)	(36)	(603)	(639)
Securities
U.S. Government Obligations	4	(34)	(30)	38	(10)	28
Obligations of States and Political Subdivisions	(9)	(6)	(15)	3	(4)	(1)
Other Securities
Domestic Offices	250	(51)	199	161	(6)	155
Foreign Offices	6	(8)	(2)	(14)	(11)	(25)

Total Other Securities	256	(59)	197	147	(17)	130

Trading Securities
Domestic Offices	(12)	(12)	(24)	6	(8)	(2)
Foreign Offices	(18)	(99)	(117)	(34)	(94)	(128)

Total Trading Securities	(30)	(111)	(141)	(28)	(102)	(130)

Total Securities	221	(210)	11	160	(133)	27

Total Interest Income	(77)	(941)	(1,018)	146	(897)	(751)

Interest Expense
Interest-Bearing Deposits
Domestic Offices
Money Market Rate Accounts	3	(115)	(112)	40	(131)	(91)
Savings	10	(76)	(66)	1	(42)	(41)
Certificate of Deposits of $100,000 or More	48	(17)	31	—	(5)	(5)
Other Time Deposits	(14)	(31)	(45)	(6)	(16)	(22)

Total Domestic Offices	47	(239)	(192)	35	(194)	(159)

Foreign Offices
Banks in Foreign Countries	(51)	(97)	(148)	58	(138)	(80)
Government and Official Institutions	(11)	(14)	(25)	21	(20)	1
Other Time and Savings	(42)	(341)	(383)	(76)	(305)	(381)

Total Foreign Offices	(104)	(452)	(556)	3	(463)	(460)

Total Interest-Bearing Deposits	(57)	(691)	(748)	38	(657)	(619)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(29)	(45)	(74)	25	(75)	(50)
Other Borrowed Funds
Domestic Offices	(14)	(113)	(127)	11	16	27
Foreign Offices	28	5	33	—	1	1

Total Other Borrowed Funds	14	(108)	(94)	11	17	28

Long-Term Debt	39	(114)	(75)	16	(56)	(40)

Total Interest Expense	(33)	(958)	(991)	90	(771)	(681)

Change in Net Interest Income	$(44)	$17	$(27)	$56	$(126)	$(70)

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Unaudited Quarterly Data

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First

(Dollars in millions, except per share amounts)
Interest Income	$628	$649	$675	$662	$741	$922	$925	$1,033
Interest Expense	215	231	252	250	303	535	495	606

Net Interest Income	413	418	423	412	438	387	430	427

Provision for Credit Losses	390	225	35	35	275	40	30	30
Noninterest Income	833	636	855	818	1,010	830	865	865
Noninterest Expense	700	706	696	649	673	821	664	660

Income Before Income Taxes	156	123	547	546	500	356	601	602
Income Taxes	56	44	186	184	169	113	216	218

Net Income	$100	$79	$361	$362	$331	$243	$385	$384

Per Common Share Data:
Basic Earnings	$0.14	$0.11	$0.50	$0.50	$0.45	$0.33	$0.53	$0.53
Diluted Earnings	0.14	0.11	0.50	0.50	0.45	0.33	0.52	0.52
Cash Dividend	0.19	0.19	0.19	0.19	0.18	0.18	0.18	0.18
Stock Price
High	30.35	35.50	41.30	45.35	41.66	49.40	55.35	56.25
Low	20.85	27.79	32.71	36.62	32.55	30.62	47.75	42.75
Ratios:
Return on Average Common Shareholders’ Equity	5.99%	4.73%	22.59%	23.76%	20.42%	15.11%	25.44%	25.92%
Return on Average Assets	0.49	0.40	1.82	1.84	1.53	1.11	2.01	2.03

The Company’s securities that are listed on the New York Stock Exchange (NYSE) are Common Stock, Preferred Stock Purchase Rights, 7.05% Preferred Trust Securities Series D, and 6.88% Preferred Trust Securities Series E. The NYSE symbol for the Company’s Common Stock is BK. All of the Company’s other securities are not currently listed. The Company had 27,589 common shareholders of record at February 28, 2003.

Long-Term Financial Goals and Factors That May Affect Them

The Company has several long-term financial goals by which it manages its business and measures its performance. The following goals were recently presented at the Company’s analyst meeting: 1) achieve a return on equity (ROE) of 20%+; 2) generate a return on assets (ROA) of 1.80%+; 3) maintain an efficiency ratio of 55%; and 4) achieve earnings per share growth of 12%+. The goals are periodically updated to reflect changes in business developments.

The Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements” as well as the factors discussed below.

Global and regional economic conditions—The Company’s business mix is well-diversified among clients, products, markets and geographies. However, economic conditions in the United States and other regions of the world will impact the level of business activity which, in turn, affects the Company’s financial results. Moreover, the economic environment directly impacts the creditworthiness of companies and consumers, affecting the Company’s lending activities. Stresses on credit quality can lead to increased credit costs and a higher amount of nonperforming assets and related charge-offs and provisioning.

Global capital markets activity—The Company’s businesses benefit from increases in the volume of financial market transactions worldwide. Corporate actions, cross-border investing, global mergers and acquisitions activity, new debt and equity issuances, and secondary trading volumes all contribute to revenues through the Company’s business mix. Asset price levels are also important, in particular to the Company’s asset management and global custody businesses.

Continuation of favorable global trends—The Company’s businesses benefit from certain global trends, such as the growth of financial assets, creation of new securities, financial services industry consolidation, rapid technological change, globalization of investment activities, structural changes to financial markets, shortened settlement cycles, straight-through processing requirements and increased demand for outsourcing. These long-term trends all increase the demand for the Company’s products and services around the world.

Pricing/competition—Future prices that the Company is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors’ activities and the introduction of new products into the marketplace.

Interest rates—The levels of market interest rates, the shape of the yield curve and the direction of interest rate changes all affect net interest income that the Company earns in many different businesses.

Volatility of currency markets—The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. While most of the Company’s foreign exchange revenue is derived from its securities servicing client base, activity levels are higher when there is more volatility. Therefore, the Company benefits from currency volatility.

Acquisitions/joint ventures—An integral part of the Company’s overall growth strategy is to make focused acquisitions. Since 1998, the Company has completed over 46 acquisitions, particularly in its securities servicing and asset management businesses. In addition, the Company enters into strategic joint ventures around the globe. While the level of transactions has been fairly consistent, acquisition activity by its very nature is not predictable.

Technology—Many of the Company’s products and services depend on processing large volumes of information. The Company’s technology platforms provide global capabilities and scale. However, the Company must continue to execute its technology strategy and deliver on its commitments to its clients. The Company has invested over $2.5 billion over the past five years in technology to establish and maintain a leadership position. Rapid technological change, lower-cost alternatives or competitive pressures, as well as the ongoing significant investments and technical expertise required all pose risks to the Company’s future revenues from products and services that rely upon technology.

Regulation—The Company is subject to regulation by many different governmental agencies in the U.S. and abroad, including the Board of Governors of the Federal Reserve System, the New York State Banking Department, the Federal Deposit Insurance Corporation, the FSA in the United Kingdom, and to a comprehensive statutory regulatory regime. Failure to comply with these regulations could have a material effect on the Company’s business and financial condition; failure to maintain the status of “well-capitalized”, “well managed”, and a satisfactory Community Reinvestment Act rating, in particular, would affect the Company’s status as a financial holding company and eligibility for streamlined review process for acquisition proposals. In addition, failure to maintain the status of “well-capitalized” could affect the confidence of the Company’s clients and would adversely affect its business.

Liquidity—If the Company should experience limited access to the funds markets, arising from a loss of confidence of debt purchasers or counterparties in the funds markets in general or the Company in particular, this would adversely affect the Company.

Operational risk and business continuity—The Company continually assesses and monitors operational risk in its businesses. Operational risk is mitigated by formal risk management oversight within the Company as well as by automation, standardized operating procedures, segregation of duties and controls, timely confirmation and reconciliation procedures and insurance. In addition, the Company provides for disaster and business recovery planning for events that could damage the Company’s physical facilities, cause delay or disruptions to operational functions, including telecommunications networks, or impair the Company’s clients, vendors and counterparties. Events beyond those contemplated in the plans could negatively affect the Company’s results of operations.

Glossary

Alternative investments:    Usually refers to investments in hedge funds. Many hedge funds pursue strategies that are uncommon relative to mutual funds. Examples of alternative investment strategies are: long—short equity, event driven, statistical arbitrage, fixed income arbitrage, convertible arbitrage, short bias, global macro, and equity market neutral.

Back office:    The administrative functions that support the trading of securities, including trade confirmation and settlement, recordkeeping, and regulatory compliance.

Collateral Management:    Collateral management is a comprehensive program designed to simplify collateralization and expedite securities transfers for buyers and sellers. The Company acting as an independent collateral manager is positioned between the buyer and seller to provide a convenient, flexible, and efficient service to ensure proper collateralization throughout the term of the transaction. This means verifying securities eligibility and maintaining margin requirements.

Common open architecture:    Software systems that share a common core of functions that can be used to service a variety of products.

Credit derivatives are contractual agreements that provide insurance against a credit event of one or more referenced credits. The nature of the credit event is established by the buyer and seller at the inception of the transaction, such events include bankruptcy, insolvency and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a contingent payment by the seller (insurer) following a credit event.

Credit risk:    The risk of loss due to borrower or counterparty default.

Cross-currency interest rate swaps are contracts that generally involve the exchange of both interest and principal amounts in two different currencies. Also see interest rate swaps in this glossary.

Depositary receipts (“DR”):    A negotiable U.S. security that generally represents a non-U.S. company’s publicly traded equity. Although typically denominated in U.S. dollars, depositary receipts can also be denominated in Euros. Depositary receipts are eligible to trade on all U.S. stock exchanges and many European stock exchanges.

Exchange traded fund (“ETF”):    Each share of an ETF tracks a basket of stocks in some index or benchmark, providing investors with a vehicle that closely parallels the performance of these benchmarks while allowing for intraday trading.

Foreign currency options are similar to interest rate options except they are based on foreign exchange rates. Also see interest rate options in this glossary.

Foreign exchange contracts are contracts that provide for the future receipt or delivery of foreign currency at previously agreed-upon terms.

Forward rate agreements are contracts to exchange payments on a specified future date, based on a market change in interest rates from trade date to contract settlement date.

Hedge fund:    A fund, usually used by wealthy individuals and institutions, which is allowed to use aggressive strategies that are unavailable to mutual funds, including selling short, leverage, program trading, swaps, arbitrage, and derivatives. Hedge funds are exempt from many of the rules and regulations governing mutual funds, which allows them to accomplish aggressive investing goals. Legal requirements in many countries allow only certain sophisticated investors to participate in hedge funds.

Interest rate futures and forwards are contracts for the delayed delivery of securities or money market instruments. The selling party agrees to deliver, on a specified future date, a specified instrument at a specified price or yield.

Interest rate options, including caps and floors, are contracts to modify interest rate risk in exchange for the payment of a premium when the contract is initiated. As a writer of interest rate options, the Company receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Conversely, as a purchaser of an option, the Company pays a premium for the right, but not the obligation, to buy or sell a financial instrument or currency at predetermined terms in the future.

Interest rate sensitivity:    The exposure of net interest income to interest rate movements.

Interest rate swaps are contracts in which a series of interest rate flows in a single currency is exchanged over a prescribed period. Interest rate swaps are the most common type of derivative contract that the Company uses in its asset/liability management activities. An example of a situation in which the Company would utilize an interest rate swap would be to convert its fixed-rate debt to a variable rate. By entering into the swap, the principal amount of the debt would remain unchanged, but the interest streams would change.

Investment grade equivalent:    The Company’s internal risk assessment which generally represents a risk profile similar to that of a BBB-/Baa3 or better rating as defined by independent rating agencies, such as Standard & Poor’s or Moody’s.

Liquidity risk:    The risk of being unable to fund the Company’s portfolio of assets at appropriate maturities and rates, and the risk of being unable to liquidate a position in a timely manner at a reasonable price.

Mark-to-market exposure:    Mark-to market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market is positive, it indicates the counterparty owes the Company and, therefore, creates a repayment risk for the Company. When the mark-to-market is negative, the Company owes the counterparty. In this situation, the Company does not have repayment risk.

Market risk:    The potential loss in value of portfolios and financial instruments caused by movements in market variables, such as interest and foreign-exchange rates, credit spreads, and equity and commodity prices.

Middle Office or Mid-office generally refers to functions between trade execution and settlement such as trade support & fail management, reconciliations, cash reporting & management, margining, collateral management and post trade guideline monitoring. At times may also include broader functions such as oversight of custodians and client reporting on a private label basis.

Net yield on interest-earning assets:    The average rate for interest-earning assets less the average rate paid for all sources of funds.

Operational risk:    The risk of loss resulting from inadequate or failed processes or systems, human factor, or external events.

SFAS:    Statement of Financial Accounting Standard.

Straight through processing:    The ability to process transactions without the need for manual intervention.

Subcustodian:    A local provider (e.g., a bank) contracted by the Company to provide specific custodial related services in a selected country or geographic area. Services generally include holding foreign securities in safekeeping, facilitating settlements and reporting holdings to the custodian.

Tangible common equity ratio:    The percentage computed by dividing common shareholder’s equity less intangibles and goodwill by period end assets less intangibles and goodwill.

Unit investment trust (“UIT”):    A sponsor-created portfolio of securities. Like mutual funds, these securities portfolios are designed to meet specific investment objectives. However, unlike a mutual fund, a UIT is an unmanaged portfolio consisting of securities that are fixed at the UIT’s initiation and generally remain unchanged over the security’s life.

Value-at-risk (“VAR”):    A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
(Dollars in millions, except per share amounts)
Assets
Cash and Due from Banks	$4,748	$3,222
Interest-Bearing Deposits in Banks	5,104	6,619
Securities
Held-to-Maturity (fair value of $952 in 2002 and $1,178 in 2001)	954	1,211
Available-for-Sale	17,346	11,651

Total Securities	18,300	12,862
Trading Assets	7,309	8,270
Federal Funds Sold and Securities Purchased Under Resale Agreements	1,385	4,795
Loans (less allowance for credit losses of $831 in 2002 and $616 in 2001)	30,508	35,131
Premises and Equipment	975	992
Due from Customers on Acceptances	351	313
Accrued Interest Receivable	204	236
Goodwill	2,497	2,065
Intangible Assets	78	19
Other Assets	6,105	6,501

Total Assets	$77,564	$81,025

Liabilities and Shareholders’ Equity
Deposits
Noninterest-Bearing (principally domestic offices)	$13,301	$12,635
Interest-Bearing
Domestic Offices	19,997	16,553
Foreign Offices	22,089	26,523

Total Deposits	55,387	55,711
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	636	1,756
Trading Liabilities	2,800	2,264
Other Borrowed Funds	625	2,363
Acceptances Outstanding	352	358
Accrued Taxes and Other Expenses	4,066	3,766
Accrued Interest Payable	101	92
Other Liabilities	1,473	3,422
Long-Term Debt	5,440	4,976

Total Liabilities	70,880	74,708

Shareholders’ Equity
Class A Preferred Stock-par value $2.00 per share, authorized 5,000,000 shares, outstanding 3,000 shares in 2002 and 3,500 shares in 2001	—	—
Common Stock-par value $7.50 per share, authorized 2,400,000,000 shares, issued 993,697,297 shares in 2002 and 990,773,101 shares in 2001	7,453	7,431
Additional Capital	847	741
Retained Earnings	4,736	4,383
Accumulated Other Comprehensive Income	134	80

	13,170	12,635
Less: Treasury Stock (267,240,854 shares in 2002 and 260,449,527 shares in 2001), at cost	6,483	6,312
Loan to ESOP (485,533 shares in 2002 and 823,810 shares in 2001), at cost	3	6

Total Shareholders’ Equity	6,684	6,317

Total Liabilities and Shareholders’ Equity	$77,564	$81,025

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2002	2001	2000
(In millions, except per share amounts)
Interest Income
Loans	$1,470	$2,271	$2,910
Securities
Taxable	639	463	323
Exempt from Federal Income Taxes	61	74	63

	700	537	386
Deposits in Banks	133	252	273
Federal Funds Sold and Securities Purchased Under Resale Agreements	51	159	277
Trading Assets	259	401	531

Total Interest Income	2,613	3,620	4,377

Interest Expense
Deposits	644	1,392	2,011
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	29	103	153
Other Borrowed Funds	73	167	139
Long-Term Debt	202	277	317

Total Interest Expense	948	1,939	2,620

Net Interest Income	1,665	1,681	1,757
Provision for Credit Losses	685	375	105

Net Interest Income After Provision for Credit Losses	980	1,306	1,652

Noninterest Income
Servicing Fees
Securities	1,896	1,775	1,681
Global Payment Services	292	287	261

	2,188	2,062	1,942
Private Client Services and Asset Management Fees	344	314	300
Service Charges and Fees	361	356	364
Foreign Exchange and Other Trading Activities	234	338	261
Securities Gains	(118)	154	150
Other	134	347	128

Total Noninterest Income	3,143	3,571	3,145

Noninterest Expense
Salaries and Employee Benefits	1,581	1,593	1,491
Net Occupancy	230	233	184
Furniture and Equipment	138	178	108
Other	802	815	763

Total Noninterest Expense	2,751	2,819	2,546

Income Before Income Taxes	1,372	2,058	2,251
Income Taxes	470	715	822

Net Income	$902	$1,343	$1,429

Per Common Share:
Basic Earnings	$1.25	$1.84	$1.95
Diluted Earnings	1.24	1.81	1.92
Cash Dividends Paid	0.76	0.72	0.66
Diluted Shares	728	741	745

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,
	2002		2001		2000
(In millions)
Preferred Stock
Balance, January 1		$—		$1		$1
Conversion of Preferred Stock		—		(1)		—

Balance, December 31		—		—		1

Common Stock
Balance, January 1		7,431		7,391		7,335
Common Stock Issued in Connection with Employee Benefit Plans (shares: 2,924,196 in 2002, 5,244,626 in 2001, and 7,567,310 in 2000)		22		40		56

Balance, December 31		7,453		7,431		7,391

Additional Capital
Balance, January 1		741		521		315
Other, Primarily Common Stock issued in Connection with Employee Benefit Plans		106		220		206

Balance, December 31		847		741		521

Retained Earnings
Balance, January 1		4,383		3,566		2,620
Net Income	$902	902	$1,343	1,343	$1,429	1,429
Cash Dividends on Common Stock		(549)		(526)		(483)

Balance, December 31		4,736		4,383		3,566
Accumulated Other Comprehensive Income
Securities Valuation Allowance
Balance, January 1		114		244		58
Change in Fair Value of Securities Available-for-Sale, Net of Taxes of $84 in 2002, $11 in 2001, and $135 in 2000	106	106	20	20	229	229
Reclassification Adjustment, Net of Taxes of $40 in 2002, $81 in 2001, and $23 in 2000	(65)	(65)	(150)	(150)	(43)	(43)

Balance, December 31		155		114		244
Foreign Currency Items
Balance, January 1		(46)		(37)		(28)
Foreign Currency Translation Adjustment, Net of Taxes of $(10) in 2002 and $(6) in 2001 and 2000	(1)	(1)	(9)	(9)	(9)	(9)

Balance, December 31		(47)		(46)		(37)

Unrealized Derivative Gains
Balance, January 1	—	12	—	—	—	—
Cumulative Effect of Change in Accounting Principle, Net of Taxes $7 in 2002	—	—	10	10	—	—
Net Unrealized Derivative Gains on Cash Flow Hedges, Net of Taxes $13 in 2002 and $1 in 2001	14	14	1	1	—	—
Reclassification of Earnings, Net of Taxes $0.5 in 2002	—	—	1	1	—	—

Balance, December 31		26		12		—

Total Comprehensive Income	$956		$1,216		$1,606

Less Treasury Stock
Balance, January 1		6,312		5,526		5,148
Issued (shares: 3,070,005 in 2002, 2,875,393 in 2001, and 3,426,777 in 2000)		(75)		(68)		(76)
Acquired (shares: 9,861,332 in 2002, 18,864,888 in 2001, and 10,139,567 in 2000)		246		854		454

Balance, December 31		6,483		6,312		5,526

Less Loan to ESOP
Balance, January 1		6		8		10
Released (shares: 338,277 in 2002, 319,129 in 2001, and 301,066 in 2000)		(3)		(2)		(2)

Balance, December 31		3		6		8

Total Shareholders’ Equity, December 31		$6,684		$6,317		$6,152

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2002	2001	2000
(In millions)
Operating Activities
Net Income	$902	$1,343	$1,429
Adjustments to Determine Net Cash Attributable to Operating Activities:
Provision for Losses on Credit and Other Real Estate	685	377	109
Depreciation and Amortization	232	284	247
Deferred Income Taxes	96	453	530
Securities Gains (Losses)	118	(154)	(150)
Change in Trading Activities	1,959	3,872	(3,872)
Change in Accruals and Other, Net	(835)	(209)	(459)

Net Cash Provided (Used) by Operating Activities	3,157	5,966	(2,166)

Investing Activities
Change in Interest-Bearing Deposits in Banks	1,978	(1,392)	1,414
Purchases of Securities Held-to-Maturity	(60)	(10)	(323)
Maturities of Securities Held-to-Maturity	307	20	384
Purchases of Securities Available-for-Sale	(21,095)	(12,866)	(3,687)
Sales of Securities Available-for-Sale	10,872	4,350	1,681
Maturities of Securities Available-for-Sale	4,574	2,804	1,920
Net Principal Received on Loans to Customers	4,102	316	529
Sales of Loans and Other Real Estate	348	338	468
Change in Federal Funds Sold and Securities Purchased Under Resale Agreements	3,410	1,002	(146)
Purchases of Premises and Equipment	(208)	(165)	(106)
Acquisitions, Net of Cash Acquired	(511)	(614)	(286)
Disposition, Net of Cash Included	—	—	46
Proceeds from the Sale of Premises and Equipment	1	5	3
Other, Net	(526)	(254)	(487)

Net Cash Provided (Used) by Investing Activities	3,192	(6,466)	1,410

Financing Activities
Change in Deposits	(1,462)	(244)	1,749
Change in Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(1,120)	648	(441)
Change in Other Borrowed Funds	(1,784)	675	(276)
Proceeds from the Issuance of Long-Term Debt	1,875	560	265
Repayments of Long-Term Debt	(1,650)	(165)	(53)
Issuance of Common Stock	206	328	341
Treasury Stock Acquired	(246)	(854)	(454)
Cash Dividends Paid	(549)	(526)	(483)

Net Cash (Used) Provided by Financing Activities	(4,730)	422	648

Effect of Exchange Rate Changes on Cash	(93)	175	(43)

Change in Cash and Due From Banks	1,526	97	(151)
Cash and Due from Banks at Beginning of Year	3,222	3,125	3,276

Cash and Due from Banks at End of Year	$4,748	$3,222	$3,125

Supplemental Disclosure of Cash Flow Information Cash Paid During the Year for:
Interest	$939	$1,973	$2,511
Income Taxes	328	227	267
Noncash Investing Activity (Primarily Foreclosure of Real Estate)	1	1	2

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting and Reporting Policies

The Bank of New York Company, Inc. (the “Company”) provides a complete range of banking and other financial services to corporations and individuals worldwide through its business segments:  Servicing and Fiduciary Businesses; Corporate Banking; Retail Banking; and Financial Markets. Segment Data and Foreign Operations are incorporated from the Business Segment Review section of Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the allowance for credit losses, pension and postretirement obligations, and the fair value of financial instruments. Actual results could differ from these estimates.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Qualified special-purpose entities (QSPEs) are not consolidated. Revenue is recognized when earned based on contractual terms, or as transactions or services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All significant intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as other assets. The Company’s most significant equity method investment is a 25.1% investment in Wing Hang Bank, Limited, with a carrying value of $208 million.

Securities

Debt and equity securities classified as available-for-sale are carried at fair value, except for those equity securities whose fair value cannot be readily determined. These securities are carried at cost. For securities carried at fair value, the after-tax effect of net unrealized gains and losses is reported as a separate component of shareholders’ equity.

Securities classified as trading assets are carried at fair value, with net unrealized holding gains and losses recognized currently in income. Debt securities, which the Company has the ability and intent to hold until maturity, are classified as held-to-maturity and stated at cost, adjusted for discount accreted and premium amortized. Realized gains and losses on the sale of debt and equity securities are determined by the specific identification and average cost methods, respectively.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level that, in management’s judgment, is adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. Management’s judgment includes the following factors, among others:  risks of individual credits; past experience; the volume, composition, and growth of the loan portfolio; and economic conditions.

The Company conducts a quarterly portfolio review to determine the adequacy of its allowance for credit losses. All commercial loans over $1 million are assigned to specific risk categories. Smaller commercial and consumer loans are evaluated on a pooled basis and assigned to specific risk categories. Following this review, senior management of the Company analyzes the results and determines the allowance for credit losses. The Audit and Examining Committee of the Company’s Board of Directors reviews the allowance at the end of each quarter.

The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by one of the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral.

Nonperforming Assets

Commercial loans are placed on nonaccrual status when collateral is insufficient and principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Accrued interest is usually reversed when a loan is placed on nonaccrual status. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual loans are restored to accrual status when principal and interest are current or they become fully collateralized. Consumer loans are not classified as nonperforming assets, but are charged off and interest accrued is suspended based upon an established delinquency schedule determined by product. Real estate acquired in satisfaction of loans is carried in other assets at the lower of the recorded investment in the property or fair value minus estimated costs to sell.

Leveraged Leases

Significant assumptions involving cash flows, residual values and income tax rates affect the level of revenue associated with leases. Gains and losses on residual values of leased equipment sold are included in other income.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted a new accounting standard related to derivatives and hedging activities. The new standard requires all derivatives to be included as assets or liabilities on the balance sheet at fair value through adjustments to either other comprehensive income or current earnings, or both, as appropriate.

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

Derivative contracts, such as futures contracts, forwards, interest rate swaps, foreign currency swaps and options and similar products used in trading activities, are recorded at market value. Gains and losses are included in other non-interest income. Unrealized gains and losses are reported on a gross basis in trading account assets and trading liabilities, after taking into consideration master netting agreements.

The Company enters into various derivative financial instruments for non-trading purposes primarily as part of its asset and liability management (“ALM”) process. These derivatives are designated and qualify as fair value and cash flow hedges of certain assets and liabilities in accordance with the new standard. Gains and losses associated with fair value hedges are recorded in income as well as any change in the value of the related hedged item. Gains and losses on cash flow hedges are recorded in other comprehensive income. Ineffectiveness related to fair value and cash flow hedges is booked to other income. If a derivative used in ALM does not qualify as a hedge it is marked to market and the gain or loss is included in net interest income.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets or liabilities on the balance sheet. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative’s hedge designation.

For the year ended December 31, 2002 and 2001, the Company recorded ineffectiveness of $1.2 million and $1.5 million related to fair value and cash flow hedges in other income. Also during the same periods, the Company recorded a credit of $14 million and $1 million to other comprehensive income arising from the change in value of cash flow hedges.

The Company also utilizes foreign exchange forward contracts to manage currency exposure relating to its net investments in non-U.S. dollar functional currency operations. The change in fair market value of these contracts is deferred and reported within cumulative translation adjustments in shareholders’ equity, net of tax effects. Interest elements (forward points) on these foreign exchange forward contracts are recorded in other comprehensive income, net of tax effects.

The amounts recognized as other comprehensive income for cash flow hedges are reclassified to net interest income as interest is realized on the hedging derivative. Assuming interest rates remain stable, a minimal amount is expected to be reclassified to income over the next twelve months.

Prior to the adoption of the new standard, derivative contracts were either recorded in the trading account or designated as an element of the Company’s ALM process when they altered the Company’s interest rate and foreign currency exposures. Contracts used in the ALM process were linked to specific groups of similar assets or liabilities where there was a high correlation between the derivative contract and the item altered, both at inception and throughout the contract period. ALM derivative contracts were accounted for on the deferral, accrual, or mark-to-market basis. Under the deferral or accrual method, gains and losses on terminated derivative contracts were deferred and amortized over the remaining life of the linked assets or liabilities. Gains and losses on derivative contracts linked to assets and liabilities that were sold were recognized as an adjustment to the gain or loss of the balance sheet item. Under the mark-to-market method, all gains and losses were recognized in income immediately. Derivatives in the trading account were accounted for in the same manner as required under the new standard.

Tax

The Company records current tax liabilities or assets through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year. Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the lesser of the remaining term of the leased facility or the estimated

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic life of the improvement. For owned and capitalized assets, estimated useful lives range from 3 to 50 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful life. For internal-use computer software, the Company capitalizes qualifying costs incurred during the application development stage. The resulting asset is amortized using the straight-line method over the expected life of 5 years. All other costs incurred in connection with an internal-use software project are expensed as incurred.

Goodwill and other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002 as further discussed in Note 4. SFAS 142 requires that goodwill no longer be amortized ratably into the income statement over an estimated life, but rather is to be tested at least annually for impairment. All other intangible assets which have finite useful lives are amortized over those periods, which range from 3 to 10 years.

Pension

At the September 30 measurement date, plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on the yield of high quality corporate bonds available in the marketplace. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses. Actuarial gains and losses include the impact of plan amendments and various unrecognized gains and losses which are deferred and amortized over the future service periods of active employees. The market-related value utilized to determine the expected return on plan assets is based on fair value adjusted for the difference between expected returns and actual performance of plan assets. The unrealized difference between actual experience and expected returns is included in the market-related value over a five-year period. Any unrecognized gains or losses related to changes in the amount of the projected benefit obligation or plan assets resulting from experience different from the assumed discount rate or expected returns and from changes in assumptions are deferred. To the extent an unrecognized gain or loss, excluding the unrecognized asset gain or loss, exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets, the excess is recognized over the future service periods of active employees. The Company’s stock price used by the ESOP is also smoothed to reduce volatility.

2.    Accounting Changes and New Accounting Pronouncements

See footnote 4 regarding the impact of Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets”.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of this pronouncement to have an impact on its results of operations or financial condition.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard had no impact on the Company’s results of operations or financial condition.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe that adoption of the new standard will have a significant impact on its financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions.” This standard eliminates specialized accounting guidance related to certain acquisitions. The Company does not believe that adoption of the standard will have a significant impact on its financial condition or results of operations.

On January 1, 2003, the Company switched from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to the fair value method of accounting under SFAS No. 123 as amended by SFAS 148, “Accounting for Stock-based Compensation—Transition and Disclosure”. The Company plans to use the original prospective method permitted under SFAS No. 123 which will require options granted after January 1, 2003 to be expensed. This method is expected to reduce diluted earnings per common share for 2003 by approximately $.03 per share. In accordance with SFAS No. 123, options granted prior to January 1, 2003 will continue to be accounted for under APB Opinion No. 25.

In January 2003, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in footnote 17. The Company does not believe the adoption of the new interpretation will have a significant impact on its financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. This interpretation requires a company that holds variable interest in an entity to consolidate the entity if the company’s interest in the variable interest entities (VIE) is such that the company will absorb a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Company had variable interests in securitization trusts, which are discussed in footnote 8. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. The Company does not believe that adoption of the interpretation will have a significant impact on its financial condition or results of operations.

In 2002, the Company adopted Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred.” This guidance required companies to recognize the reimbursement of client-related expenses as revenue and the costs as operating expense. Historically, the Company has netted these reimbursements against the related operating expenses. Client reimbursements for out-of-pocket expenses are reflected in securities servicing and private client services and asset management fee revenue in the accompanying financial statements. Prior periods have been restated.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the Company reclassified Company-Obligated Mandatory Redeemable Preferred Trust Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures to Long-Term Debt. Prior periods have been restated.

Certain other prior year information has been reclassified to conform its presentation with the 2002 financial statements.

3.    Acquisitions and Dispositions

The Company continues to be an active acquirer of securities servicing and asset management businesses. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

At December 31, 2002, the Company was liable for potential contingent payments related to acquisitions in the amount of $629 million. During 2002, the Company paid $18 million for contingent payments related to acquisitions made in prior years, and $19 million of potential contingent payments lapsed.

2003

In January 2003, the Company signed a definitive purchase agreement with Credit Suisse First Boston to acquire its Pershing unit. Headquartered in Jersey City, New Jersey, Pershing is a leading global provider of correspondent clearing services and outsourcing solutions for broker dealers, asset managers and other financial intermediaries. Pershing has approximately 4,000 employees worldwide at 13 locations in the U.S., Europe and Asia. Under the terms of the agreement, the Company will pay a purchase price of $2 billion in cash, which could be adjusted upwards by $50 million if certain revenue targets are met in 2003. The Company expects the acquisition to be dilutive to its earnings by approximately $0.02 to $0.03 per share in 2003 (not including dilution of approximately $0.06 per share from a 2003 integration charge of approximately $65 million of pre-tax restructuring costs associated with the acquisition), and accretive by approximately $0.02 to $0.03 per share in 2004. This transaction is expected to close during the second quarter of 2003.

Two other transactions announced in 2002 closed in early 2003. In January 2003, the Company acquired the back-office clearance and settlement capabilities of Tilney Investment Management through the acquisition of certain assets. This acquisition based in Liverpool, England, expands the Company’s United Kingdom correspondent clearing capability.

In February 2003, the Company acquired the assets of International Fund Administration Ltd. (IFA), a Bermuda-based, alternative investment fund administrator. IFA offers service solutions for alternative investments, including hedge funds, and will offer services to funds domiciled in Bermuda, Cayman Islands, Ireland, Jersey, Luxembourg and the United States.

2002

During 2002, 10 businesses were acquired for a total cost of $498 million, primarily paid in cash. Potential contingent payments related to 2002 acquisitions are $487 million. Goodwill related to 2002 acquisition transactions was $359 million. The tax-deductible portion of goodwill is $165 million. All of the goodwill was assigned to the Company’s Servicing and Fiduciary Business segment. The pro forma effect of the 2002 acquisitions is not material to the 2002 results. The revenue impact is included in the “Business Segments Review”.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2002, the Company acquired Autranet, Inc., a subsidiary of Credit Suisse First Boston (USA), Inc. Autranet is one of the largest providers of independently originated research services in the U.S. and it maintains relationships with over 500 institutional investment managers. Autranet provides a full range of services covering every aspect of the third party research process including trade execution, operational and administrative support, research selection and procurement services and regulatory support.

In February 2002, the Company acquired G-Trade Services, Ltd. and other related wholly-owned subsidiaries of the Credit Lyonnais SA Group. G-Trade, a leading provider of wholesale execution services including electronic direct access trading in 22 markets and basket trading capabilities in 65 markets worldwide, is the executing and clearing broker for non-U.S. equities executed through the Bloomberg Tradebook system. This acquisition greatly expanded the Company’s non-dollar institutional trading capabilities and enhanced the range of international services that the Company offers in the institutional brokerage and clearing services sector.

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

In May 2002, the Company acquired Gannet Welsh & Kotler, Inc (“GW&K”), a privately-held asset management firm based in Boston, Massachusetts. GW&K manages approximately $5 billion for high-net-worth individuals and small to mid-size institutions located in the Boston area and nationwide. GW&K specializes in tax-exempt management but also offers other fixed income and equity portfolio management services.

In June 2002, the Company acquired Beacon Fiduciary Advisors, a privately-held asset management firm based in Chestnut Hill, Massachusetts which manages in excess of $700 million for over 350 high-net-worth individuals nationwide.

In June 2002, the Company acquired Francis P. Maglio & Co., Inc., a leading institutional trading firm. This acquisition complements the Company’s comprehensive suite of trading strategies and systems, which include:  volume weighted-average price, program and portfolio transitions trading to its core block and electronic trading capabilities.

In July 2002, the Company acquired the correspondent clearing business of Weiss, Peck & Greer, LLC adding approximately 50 new correspondent clearing clients.

In August 2002, the Company acquired the Structured Investment Vehicle (SIV) management business of Quadrant Capital Limited based in London, England. Quadrant Capital provides investment management and administrative services for SIV programs. This acquisition involves the transfer of Quadrant Capital’s administrative personnel, proprietary program documentation and a specialized software tool known as Quasar that provides customized asset and liability management reporting for SIV programs.

In September 2002, the Company and ING, a global financial institution of Dutch origin, announced a global arrangement to outsource ING’s international cash equities clearance and settlements operations in

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

London, New York, Hong Kong and Singapore to the Company. This multi-market agreement adds to the Company’s existing institutional broker/dealer clearing operations in London as well as its correspondent clearing operations in Asia and the United States.

In October 2002, the Company acquired Lockwood Financial Group Inc. (“LFG”) based in Malvern, Pennsylvania. LFG is the industry’s largest independent provider of individually managed account services to independent financial advisors. LFG provides customized investment solutions to individuals and institutions through independent financial advisors in the separate account industry.

2001

During 2001, nine businesses were acquired for a total cost of $647 million, primarily paid in cash. Goodwill related to 2001 acquisition transactions was $452 million, substantially all of which is deductible for tax purposes. All of the goodwill was assigned to the Company’s Servicing and Fiduciary Business segment.

In January 2001, the Company acquired the correspondent clearing business of Schroder & Co, Inc. from Salomon Smith Barney Inc. In March 2001, the Company acquired the corporate trust business of Summit Bancorp, headquartered in Princeton, New Jersey. In May 2001, the Company acquired the institutional custody and administration business of NatWest Bank, a unit of the Royal Bank of Scotland. In June 2001, the Company acquired the corporate trust business of U.S. Trust Corporation, a subsidiary of The Charles Schwab Corporation. In July 2001, the Company acquired the indenture trust business of The Trust Company of the Bank of Montreal, a subsidiary of the Bank of Montreal. In December 2001, the Company acquired the corporate trust business of Central Trust Bank, headquartered in Jefferson City, Missouri.

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

2000

In March 2000, the Company completed the acquisition of the correspondent clearing business of SG Cowen Securities Corporation. In July 2000, the Company completed the acquisition of BHF Securities Corporation, a leading provider of domestic and international correspondent clearing services.

In March 2000, the Company acquired the corporate trust business of Harris Trust and Savings Bank located in Chicago, Illinois. In May 2000, the Company completed its purchase of the issuer, agency and depository services business of Barclays Bank PLC. In July 2000, the Company acquired the corporate trust business of Sakura Trust Company. In September 2000, the Company acquired the corporate trust business of Dai-Ichi Kangyo Bank of California, a wholly-owned subsidiary of the Dai-Ichi Kangyo Bank Ltd.

In January 2000, the Company completed the acquisition of certain assets of Institutional Securities Trading LLC (“IST”). In May 2000, the Company completed the acquisition of certain assets of Global Execution Network Associates, Inc. (“GENA”). GENA is a U.S. based broker-dealer, specializing in quantitative and program equity trading in 52 markets globally. In April 2000, the Company completed the sale of its interest in Banco Credibanco S.A. to Unibanco-Uniao de Bancos Brasileiros S.A.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2000, the Company acquired Ivy Asset Management Corp., a privately-held asset management firm, based in Garden City, New York. Also, in October 2000, the Company completed the acquisition of approximately $9 billion in custodial accounts administered by the Bank of America Private Bank in Los Angeles.

4.    Goodwill and Intangibles

Effective January 1, 2002, a new accounting standard requires the Company to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effect follows:

	2001	2000
(In millions, except per share amounts)
Net Income	$1,343	$1,429
Add: Goodwill Amortization, Net of Tax	73	85

Adjusted Net Income	$1,416	$1,514

Basic Earnings Per Common Share:
Net Income	$1.84	$1.95
Goodwill Amortization, Net of Tax	0.10	0.12

Adjusted Net Income	$1.94	$2.07

Diluted Earnings Per Common Share:
Net Income	$1.81	$1.92
Goodwill Amortization, Net of Tax	0.10	0.11

Adjusted Net Income	$1.91	$2.03

Goodwill by segment for the year ended December 31, 2002 is as follows:

Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Consolidated Total
(In millions)
$2,357	$31	$109	$—	$2,497

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s business segments are tested annually for goodwill impairment. No impairment loss was recorded in 2002.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
(In millions)
Intangible Assets	$111	$(33)	$78	9

The aggregate amortization expense of intangibles and goodwill was $8 million, $112 million and $115 million for 2002, 2001, and 2000. Estimated amortization expense for the next five years is as follows:

For the year ended December 31,	Amortization Expense
(In millions)
2003	$14
2004	14
2005	14
2006	14
2007	14

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Securities

The following table sets forth the amortized cost and the fair values of securities at the end of the last two years:

	2002
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
(In millions)
Securities Held-to-Maturity:
Mortgage-Backed Securities	$792	$10	$—	$802
Asset-Backed Securities	35	1	—	36
Emerging Markets	127	—	13	114

Total Securities Held-to-Maturity	954	11	13	952

Securities Available-for-Sale:
US Government Obligations	529	8	—	537
US Government Agency Obligations	465	4	—	469
Obligations of States and Political Subdivisions	384	19	—	403
Other Debt Securities	3,347	37	—	3,384
Mortgage-Backed Securities	9,270	150	1	9,419
Asset-Backed Securities	2,722	142	—	2,864
Emerging Markets	2	—	2	—
Equity Securities	289	—	19	270

Total Securities Available-for-Sale	17,008	360	22	17,346

Total Securities	$17,962	$371	$35	$18,298

	2001
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
(In millions)
Securities Held-to-Maturity:
Mortgage-Backed Securities	$1,084	$—	$—	$1,084
Emerging Markets	127	—	33	94

Total Securities Held-to-Maturity	1,211	—	33	1,178

Securities Available-for-Sale:
US Government Obligations	797	19	—	816
US Government Agency Obligations	665	18	—	683
Obligations of States and Political Subdivisions	524	13	—	537
Other Debt Securities	2,915	6	6	2,915
Mortgage-Backed Securities	2,928	28	—	2,956
Asset-Backed Securities	2,699	25	3	2,721
Emerging Markets	2	—	—	2
Equity Securities	938	135	52	1,021

Total Securities Available-for-Sale	11,468	244	61	11,651

Total Securities	$12,679	$244	$94	$12,829

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair values of securities at December 31, 2002, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In millions)
Due in One Year or Less	$10	$4	$2,807	$2,813
Due After One Year Through
Five Years	—	—	982	1,006
Due After Five Years Through
Ten Years	—	—	185	196
Due After Ten Years	117	110	753	778
Mortgage-Backed Securities	792	802	9,270	9,419
Asset-Backed Securities	35	36	2,722	2,864
Equity Securities	—	—	289	270

Total	$954	$952	$17,008	$17,346

Realized gross gains on the sale of securities available-for-sale were $163 million and $173 million in 2002 and 2001. There were $232 million of realized gross losses in 2002 and $4 million of realized gross losses in 2001.

Unrealized gains for securities available-for-sale were $360 million and $244 million in 2002 and 2001. Unrealized losses for securities available-for-sale were $22 million and $61 million in 2002 and 2001.

At December 31, 2002, assets amounting to $19.2 billion were pledged primarily for potential borrowing at the Federal Reserve Discount Window. The significant components of pledged assets were as follows:  $11.8 billion were securities, $7.2 billion were loans, and the remaining $0.2 billion were primarily trading assets. Included in these pledged assets were securities available-for-sale of $1,024 million which were pledged as collateral for actual borrowings. The lenders in these borrowings have the right to repledge or sell these securities. The Company obtains securities under resale, securities borrowed and custody agreements on terms which permit it to repledge or resell the securities to others. At December 31, 2002, the Company had pledged $34 million of such securities in connection with the Company’s financing activities.

6.    Loans

The Company’s loan distribution and industry concentrations of credit risk at December 31, 2002 and 2001 are incorporated by reference from “Loans” in the Management’s Discussion and Analysis Section of this report. The Company’s retail, community, and regional commercial banking operations in the New York metropolitan area create a significant geographic concentration.

In the ordinary course of business, the Company and its banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Company and to certain entities to which these individuals are related. The aggregate dollar amount of these loans was $1,037 million, $684 million, and $881 million at December 31, 2002, 2001, and 2000. These loans are primarily with related entities under revolving lines of credit. During 2002, these loans averaged $836 million, and ranged from $610 million to $1,050 million. All loans were fully performing during this period. A total of $20 million of these loans have been classified by the Company as potential problem loans. In addition, $4 million owed in connection with a foreign exchange transaction is past due.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

	2002	2001
(In millions)
Commercial	$12,392	$14,023
Real Estate	6,316	5,985
Consumer Loans	1,669	1,782
Lease Financings	5,523	5,011
Banks and Other Financial Institutions	2,916	4,135
Loans for Purchasing or Carrying Securities	2,072	4,033
Government and Official Institutions	205	224
Other	246	554
Less: Allowance for Credit Losses	(831)	(616)

Total	$30,508	$35,131

Transactions in the allowance for credit losses are summarized as follows:

	2002	2001	2000
(In millions)
Balance, January 1	$616	$616	$595
Charge-Offs	(484)	(388)	(100)
Recoveries	14	13	16

Net Charge-Offs	(470)	(375)	(84)
Provision	685	375	105

Balance, December 31	$831	$616	$616

The table below sets forth information about the Company’s nonperforming assets and impaired loans at December 31:

	2002	2001	2000
(Dollars in millions)
Domestic Nonperforming Loans	$355	$156	$141
Foreign Nonperforming Loans	84	64	48

Total Nonperforming Loans	439	220	189
Other Real Estate	1	2	4

Total Nonperforming Assets	$440	$222	$193

Impaired Loans with an Allowance	$376	$147	$107
Impaired Loans without an Allowance(1)	27	40	22

Total Impaired Loans	$403	$187	$129

Allowance for Impaired Loans(2)	$167	$42	$25
Average Balance of Impaired Loans during the Year	279	210	114
Interest Income Recognized on Impaired Loans during the Year	1.3	2.5	1.9

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans.

(1)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(2)	The allowance for impaired loans is included in the Company’s allowance for credit losses.

Interest income recognized on total nonaccrual and reduced rate loans exceeded reversals by $2 million in 2002, $1 million in 2001, and $2 million in 2000. Interest income would have been increased by $14 million, $9 million, and $9 million if loans on nonaccrual status at December 31, 2002, 2001, and 2000 had been performing for the entire year. Interest income received on foreign nonperforming loans equaled reversals in 2002, 2001, and 2000. If foreign loans on nonaccrual status at December 31, 2002, 2001, and 2000 had been performing for the entire year, interest income would have been increased by $1 million in 2002, would not have been affected in 2001 and would have been increased by $1 million for 2000. Writedowns of and expenses related to other real estate included in noninterest expense were zero, $2 million, and $4 million in 2002, 2001, and 2000.

7.    Long-Term Debt

The following is a summary of the contractual maturity of long-term debt at December 31, 2002 and totals for 2001:

	2002				2001
	Under 5 Years(1)	After 5 Years Through 10 Years	After 10 Years	Total	Total
(In millions)
Senior Debt
Fixed Rate	$699	$300	$—	$999	$100
Floating Rate	160	—	31	191	391
Subordinated Debt(2)	1,108	963	1,079	3,150	2,985
Preferred Trust Securities(2)	—	—	1,100	1,100	1,500

Total	$1,967	$1,263	$2,210	$5,440	$4,976

(1)	The under five years category above includes $550 million of fixed rate subordinated debt and $160 million of floating rate senior debt with scheduled maturities of under one year.

(2)	Fixed rate

At December 31, 2002, subordinated debt aggregating $887 million is redeemable at the option of the Company as follows: $495 million in 2003; $175 million in 2004; $121 million in 2005 and $96 million after 2005. The Company has $250 million of subordinated debt that is fixed at 4.25% until 2007 when it becomes variable. The Company has the option to call this debt at that time.

Fixed rate senior debt at December 31, 2002 had interest rates ranging from 3.90% to 5.20%. The weighted average interest rates on fixed rate senior debt at December 31, 2002 and 2001 were 4.26% and 2.57%. The weighted average interest rates on variable rate senior debt at December 31, 2002 and 2001 were 1.69% and 2.20%. Fixed rate subordinated debt at December 31, 2002 had interest rates ranging from 4.25% to 8.50%. The

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average interest rates on fixed rate subordinated debt at December 31, 2002 and 2001 were 6.17% and 7.23%. Preferred Trust Securities at December 31, 2002 had fixed interest rates ranging from 6.88% to 7.97%. The weighted average interest rates on Preferred Trust Securities at December 31, 2002 was 7.47% and 7.56% in 2001. Exposure to interest rate movements is reduced by interest rate swap agreements. As a result of these agreements, the effective interest rates differ from those stated.

Wholly owned subsidiaries of the Company (the “Trusts”) have issued cumulative Company-Obligated Mandatory Redeemable Preferred Trust Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures (“Preferred Trust Securities”). The sole assets of each trust are junior subordinated deferrable interest debentures of the Company, whose maturities and interest rates match the Preferred Trust Securities. The Company’s obligations under the agreements that relate to the Preferred Trust Securities, the Trusts and the debentures constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the Preferred Trust Securities.

The following table sets forth a summary of the Preferred Trust Securities issued by the Company as of December 31, 2002:

Preferred Trust Securities

	Amount	Interest Rate	Assets of Trust	Due Date	Call Date	Call Price
(Dollars in millions)
BNY Institutional Capital Trust A	$300	7.78%	$309	2026	2006	103.89%
BNY Capital I	300	7.97	309	2026	2006	103.99
BNY Capital III	300	7.05	309	2028	2003	Par
BNY Capital IV	200	6.88	206	2028	2004	Par

The Company has the option to shorten the maturity of BNY Capital III and IV to 2013 or extend the maturity to 2047.

The Company redeemed $400 million of preferred trust securities in September 2002.

8.    Securitizations

The Company currently provides services to 7 QSPEs as of December 31, 2002. All of the Company’s securitizations are QSPEs as defined in Statement of Financial Accounting Standards No. 140 which by design are passive investment vehicles. Total rate of return swaps entered into in connection with the securitization transactions are recorded in the trading account at fair value with the gain or loss included in net income.

Asset-Backed Commercial Paper Securitization

Since 2000, the Company sells and distributes securities for an asset backed commercial paper securitization program. The Company services the program and receives a market-based fee of approximately five basis points that is just adequate to compensate the Company for its servicing responsibilities. As a result, there is no servicing asset or liability.

The Company provides liquidity and credit enhancement to the commercial paper securitization program through total rate of return swaps. The swaps are constructed to allow reset dates to occur at the maturity of any

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beneficial interest issued to fund an asset purchase. To the extent there is a liquidity issue impacting the paying ability of the underlying assets or if the underlying assets undergo a credit default, the swaps ensure the timely payments to the beneficial interest holder. Under the terms of the swaps, the Company pays the funding cost of the program plus the expenses and receives the return on the assets.

The $499 million of program assets at December 31, 2002 consist of 25% rated AAA, 60% rated AA2 and 15% rated A1+. The authorized size of the program is $5 billion. The Company has not recognized any gain on the sale of assets to this program due to the short time period between the origination or purchase of the transferred assets and their sale to the program. The purpose of the securitization is to hold highly rated low-risk medium-term customer obligations in a capital efficient manner.

Money Fund Securitization

In 2000, the Company purchased BNY Hamilton Money Fund shares with a market value of $400 million. The Company then sold the right to receive the principal value of the shares in 2021 in a securitization transaction and retained the rights to receive on-going dividends from the shares. The Company did not recognize a gain on the sale. The purpose of this securitization is to achieve a favorable after-tax risk-adjusted investment return. The Company sponsors the BNY Hamilton Money Fund and receives an administrative fee for servicing the fund. The Company hedged a portion of the interest rate risk of the transaction by entering into a $200 million interest rate swap with a third party. The retained interest is recorded in available-for-sale securities in the consolidated balance sheet.

Municipal Bond Securitizations

The Company also sponsored $101 million of municipal bond securitizations for which no gain was recognized. The municipal bonds that were transferred were weekly variable rate demand bonds that are designed to trade at par. Therefore, the book value of the bonds was equal to par and they were sold at par, resulting in no gain or loss on sale. All of the bonds in the program are credit enhanced by a third party letter of credit provider rated at least A3/BBB. The Company provides additional liquidity and credit enhancement through total rate of return swaps, letters of credit, and/or, standby bond purchase agreements. The program’s purpose is to achieve a favorable after-tax risk-adjusted investment return.

Impact of Programs

The impact of these securitizations on the Company’s fully diluted earnings per share is less than 1 cent. Furthermore, if these transactions were consolidated on the balance sheet, there would have been virtually no impact on the Company’s liquidity, and the Tier 1 and Total Capital ratios at December 31, 2002 would have been 7.50% and 11.88%, respectively vs. 7.58% and 11.96% as reported.

9.    Shareholders’ Equity

In January 2003, the Company entered into forward sale agreements to sell 40 million shares of its common stock at an initial forward price of $25.11. The Company will receive approximately $1 billion upon settlement of the forward sale agreements. The Company has the option to settle the forward anytime prior to January 23, 2004. The Company intends to issue the shares to finance part of the purchase price of its recently announced acquisition of Pershing. As a result, the Company has suspended the stock buyback program announced in November 2002. The Company has 17 million shares remaining to repurchase under its share buyback programs.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at either December 31, 2002 or 2001.

The Company’s preferred stock purchase rights plan (each share of stock has one right) provides that if any person or group becomes the beneficial owner of 20% or more of the Company’s common stock (an “acquiring person”), then on and after the tenth day thereafter, each right would entitle the holder (other than the acquiring person) to purchase $200 in market value of the Company’s common stock for $100. In addition, if there is a business combination between the Company and an acquiring person, or in certain other circumstances, each right (if not previously exercised) would entitle the holder (other than the acquiring person) to purchase $200 in market value of the common stock of the acquiring person for $100. The rights are redeemable by the Company at $0.05 per right until they are exercisable, and will expire in 2004.

At December 31, 2002, the Company had reserved for issuance approximately 64 million common shares pursuant to the terms of employee benefit plans.

Basic and diluted earnings per share are calculated as follows:

	2002	2001	2000
(In millions, except per share amounts)
Net Income (1)	$902	$1,343	$1,429
Basic Weighted Average Shares Outstanding	721	731	733
Shares Issuable upon Conversion:
Employee Stock Options	7	10	12

Diluted Weighted Average Shares Outstanding	728	741	745

Basic Earnings per Share	$1.25	$1.84	$1.95
Diluted Earnings per Share	$1.24	$1.81	$1.92

(1)	Net Income, net income available to common shareholders and diluted net income are the same for all years presented.

10.    Stock Option Plans

The Company’s stock option plans (“the Option Plans”) provide for the issuance of stock options at fair market value at the date of grant to officers and employees of the Company and its subsidiaries. Under the Company’s plan, options to acquire common stock may be granted in amounts that do not exceed 70 million shares. Generally, each option granted under the Option Plans is exercisable between one and ten years from the date of grant.

Prior to January 1, 2003, the Company accounted for its Option Plans under Accounting Principles Board Opinion 25. As a result, compensation cost was not recorded. If compensation cost for these plans had been based on fair value, net income would have been reduced by $69 million in 2002, $57 million in 2001 and $37 million in 2000. Also, diluted earnings per share would have been reduced by 9 cents per share in 2002, 8 cents per share in 2001 and 5 cents per share in 2000.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in the Black-Scholes Model for determining the impact of accounting for the Option Plans at fair value are as follows:

	2002	2001	2000
Dividend yield	2.5%	3.0%	3.0%
Expected volatility	30.0	28.0	29.0
Risk free interest rate	4.35	4.83	6.70
Expected option lives	5	5	5

A summary of the status of the Company’s Option Plans as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

	2002		2001		2000
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	39,301,433	$34.90	33,493,020	$27.78	30,340,627	$22.04
Granted	14,363,892	42.32	9,797,300	53.71	9,489,700	39.65
Exercised	(1,610,550)	14.03	(3,631,368)	19.07	(5,619,925)	15.62
Canceled	(629,428)	43.00	(357,519)	44.64	(717,382)	37.18

Outstanding at End of Year	51,425,347	37.52	39,301,433	34.90	33,493,020	27.78

Options Exercisable at Year-end	27,874,156	31.22	20,584,688	24.67	16,539,056	18.57
Weighted Average Fair Value of Options Granted During the Year	$10.49		$12.40		$10.93

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$ 4 to 7	2,385,519	1.4 Years	$ 7.02	2,385,519	$ 7.02
11 to 17	4,788,669	3.7	15.26	4,788,669	15.26
20 to 25	19,128	5.2	21.38	16,128	21.47
27 to 30	4,976,166	5.1	27.49	4,915,166	27.49
31 to 42	27,004,965	7.7	39.49	12,508,973	37.57
43 to 57	12,250,900	8.3	51.94	3,259,701	53.74

4 to 57	51,425,347	6.9	37.52	27,874,156	31.22

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

Income taxes included in the consolidated statements of income consist of the following:

	2002			2001			2000
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
(In millions)
Federal	$160	$(27)	$133	$12	$373	$385	$132	$397	$529
Foreign	199	—	199	169	—	169	129	—	129
State and Local	15	123	138	59	102	161	32	132	164

Income Taxes	$374	$96	$470	$240	$475	$715	$293	$529	$822

The components of income before taxes are as follows:

	2002	2001	2000
(In millions)
Domestic	$1,243	$1,838	$1,868
Foreign	129	220	383

Income Before Taxes	$1,372	$2,058	$2,251

The Company’s net deferred tax liability (included in accrued taxes) at December 31 consisted of the following:

	2002	2001	2000
(In millions)
Lease Financings	$3,054	$2,958	$2,548
Depreciation and Amortization	281	292	257
Pension	325	279	232
Discount on Money Market Investment	128	130	—
Securities Valuation	182	102	141
Credit Losses on Loans	(412)	(429)	(321)
Tax Credit Carryovers	(252)	(4)	(9)
Liabilities not Deducted for Tax	(100)	(106)	(72)
Other Assets	(243)	(228)	(162)
Other Liabilities	254	266	175

Net Deferred Tax Liability	$3,217	$3,260	$2,789

The Company has recorded foreign tax credit carryovers of $190 million. These credits begin to expire in 2006. The Company has not recorded a valuation allowance because it expects to realize all of its deferred tax assets including foreign tax credits.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The statutory federal income tax rate is reconciled to the Company’s effective income tax rate below:

	2002	2001	2000
Federal Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, Net of Federal Income Tax Benefit	6.3	4.9	4.6
Nondeductible Expenses	0.2	0.4	0.7
Credit for Synthetic Fuel and Low-Income Housing Investments	(3.9)	(1.2)	(0.3)
Tax-Exempt Income	(2.3)	(1.5)	(1.1)
Foreign Operations	(0.4)	(0.8)	(0.3)
Leveraged Lease Portfolio	(0.3)	(0.2)	(0.2)
Other—Net	(0.3)	(1.9)	(1.9)

Effective Rate	34.3%	34.7%	36.5%

12.    Employee Benefit Plans

The Company has defined benefit and contribution retirement plans covering substantially all full-time and eligible part-time employees and also provides health care benefits for certain retired employees.

	Pension Benefits		Healthcare Benefits
	2002	2001	2002	2001
(Dollars in millions)
Change in Benefit Obligation
Obligation at Beginning of Period	$(562)	$(467)	$(120)	$(112)
Service Cost	(27)	(19)	(1)	(1)
Interest Cost	(39)	(35)	(8)	(9)
Employee Contributions	—	—	(4)	(3)
Actuarial Gain(Loss)	(196)	(74)	(35)	(9)
Benefits Paid	54	33	14	14

Obligation at End of Period	(770)	(562)	(154)	(120)

Change in Plan Assets
Fair Value at Beginning of Period	1,253	1,875	56	65
Actual Return on Plan Assets	(112)	(593)	(4)	(9)
Net Dispositions	—	—	—	—
Employer Contributions	6	4	—	—
Benefit Payments	(54)	(33)	—	—

Fair Value at End of Period	1,093	1,253	52	56

Funded Status	323	691	(102)	(64)
Unrecognized Net Transition (Asset) Obligation	—	(3)	55	66
Unrecognized Prior Service Cost	(1)	(3)	—	—
Unrecognized Net (Gain)/Loss	467	(4)	56	6

Prepaid Benefit Cost	$789	$681	$9	$8

Market-Related Value of Plan Asset	$1,553	$1,363	$71	$70
Weighted Average Assumptions Discount Rate	6.50%	7.25%	6.75%	7.25%
Expected Rate of Return on Plan Assets	9.0	10.5	8.3	8.3
Rate of Compensation Increase	4.5	4.5

The Company uses September 30 as the measurement date for plan assets and obligations.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Healthcare Benefits
	2002	2001	2000	2002	2001	2000
(Dollars in millions)
Net Periodic Cost (Income):
Service Cost	$27	$19	$25	$1	$1	$1
Interest Cost	39	35	36	8	9	9
Expected Return on Assets	(153)	(140)	(117)	(6)	(6)	(5)
Other	(8)	(12)	(6)	6	5	5

Net Periodic Cost (Income)	$(95)	$(98)	$(62)	$9	$9	$10

At September 30, 2002, the Company’s pension assets were invested in common stock of the Company 12% (4.2 million shares), other common stock 45%, fixed income 28%, mutual funds 9%, alternative investments 5%, and private equity 1%. See “Noninterest Expense” in the unaudited Management’s Discussion and Analysis (“MD&A”) section of this report for additional discussion of pension plans.

The assumed health care cost trend rate used in determining benefit expense for 2002 is 8.5% decreasing to 5.0% in 2009 and thereafter. An increase in this rate of one percentage point for each year would increase the benefit obligation by 9.6% and the sum of the service and interest costs by 9.7%. A decrease in this rate of one percentage point for each year would decrease the benefit obligation by 8.2% and the sum of the service and interest costs by 8.4%.

The Company has an Employee Stock Ownership Plan (“ESOP”) covering certain domestic full-time employees with more than one year of service. The ESOP works in conjunction with the Company’s defined benefit pension plan. Employees are entitled to the higher of their benefit under the ESOP or the defined benefit pension plan. If the benefit under the pension plan is higher, the employee’s share of the ESOP is contributed to the pension plan. Contributions are made equal to required principal and interest payments on borrowings by the ESOP. At September 30, 2002, the ESOP owned 11.9 million shares of the Company’s stock. The fair value of ESOP assets were $345 million and $439 million at September 30, 2002 and 2001. Contributions were approximately $1.4 million in 2002, $1 million in 2001 and $0.5 million in 2000. ESOP related expense was  $12 million, $14 million, and $12 million in 2002, 2001, and 2000.

The Company has defined contribution plans, excluding the ESOP, for which it recognized a cost of  $41 million in 2002, $81 million in 2001 and $88 million in 2000.

13.    Company Financial Information

The Bank of New York (the “Bank”), the Company’s primary banking subsidiary, is subject to dividend limitations under the Federal Reserve Act and state banking laws. Under these statutes, prior regulatory approval is required for dividends in any year that would exceed the Bank’s net profits for such year combined with retained net profits for the prior two years. The Bank is also prohibited from paying a dividend in excess of undivided profits.

Under the first and more significant of these limitations, at February 28, 2003, the Bank could declare dividends of approximately $100 million plus net profits earned in the remainder of 2003.

The Federal Reserve Board can prohibit a dividend if payment would constitute an unsafe or unsound banking practice. The Federal Reserve Board generally considers that a bank’s dividends should not exceed earnings from continuing operations.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s capital ratios and discussion of related regulatory requirements are incorporated by reference from the “Capital Resources” section of Management’s Discussion & Analysis.

The Federal Reserve Act limits and requires collateral for extensions of credit by the Company’s subsidiary banks to the Company and certain of its non-bank affiliates. Also, there are restrictions on the amounts of investments by such banks in stock and other securities of the Company and such affiliates, and restrictions on the acceptance of their securities as collateral for loans by such banks. Extensions of credit by the banks to each of the Company and such affiliates are limited to 10% of such bank’s regulatory capital, and in the aggregate for the Company and all such affiliates to 20%, and collateral must be between 100% and 130% of the amount of the credit, depending on the type of collateral.

The subsidiary banks of the Company are required to maintain reserve balances with Federal Reserve Banks under the Federal Reserve Act and Regulation D. Required balances averaged $296 million and $583 million for the years 2002 and 2001.

The Company’s condensed financial statements are as follows:

Balance Sheets

	December 31,
	2002	2001
(In millions)
Assets
Cash and Due from Banks	$398	$73
Securities	7	7
Loans	29	20
Investment in and Advances to Subsidiaries and Associated Companies
Banks	9,563	9,276
Other	4,386	4,269

	13,949	13,545
Other Assets	386	215

Total Assets	$14,769	$13,860

Liabilities and Shareholders’ Equity
Other Borrowed Funds	$136	$690
Due to Non-Bank Subsidiaries	3,275	3,213
Due to Bank Subsidiaries	—	24
Other Liabilities	365	171
Long-Term Debt	4,309	3,445

Total Liabilities	8,085	7,543

Shareholders’ Equity*
Preferred	—	—
Common	6,684	6,317

Total Liabilities and Shareholders’ Equity	$14,769	$13,860

*	See Consolidated Statements of Changes in Shareholders’ Equity.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	For the years ended December 31,
	2002	2001	2000
(In millions)
Operating Income
Dividends from Subsidiaries
Banks	$887	$1,102	$852
Other	141	368	101
Interest from Subsidiaries
Banks	170	126	116
Other	43	45	45
Other	11	245	6

Total	1,252	1,886	1,120

Operating Expenses
Interest (including $135 in 2002, $189 in 2001, and $208 in 2000 to Subsidiaries)	239	364	428
Other	19	17	31

Total	258	381	459

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	994	1,505	661
Income Tax Expense (Benefit)	21	35	(96)

Income Before Equity in Undistributed Earnings of Subsidiaries	973	1,470	757

Equity in Undistributed Earnings of Subsidiaries
Banks	(57)	(56)	480
Other	(14)	(71)	192

Total	(71)	(127)	672

Net Income	$902	$1,343	$1,429

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	For the years ended December 31,
	2002	2001	2000
(In millions)
Operating Activities
Net Income	$902	$1,343	$1,429
Adjustments to Determine Net Cash Attributable to Operating Activities:
Amortization	13	16	15
Equity in Undistributed Earnings of Subsidiaries	71	127	(672)
Securities Gains	11	8	8
Change in Interest Receivable	2	4	6
Change in Interest Payable	6	(3)	(1)
Change in Taxes Payable	130	108	74
Other, Net	121	(154)	3

Net Cash Provided by Operating Activities	1,256	1,449	862

Investing Activities
Purchases of Securities	(68)	(11)	(418)
Sales of Securities	68	—	84
Maturities of Securities	—	10	2
Change in Loans	(9)	(8)	(3)
Acquisition of, Investment in, and Advances to Subsidiaries	(437)	(1,261)	(121)
Other, Net	(5)	—	—

Net Cash Used by Investing Activities	(451)	(1,270)	(456)

Financing Activities
Change in Other Borrowed Funds	(554)	380	(141)
Proceeds from the Issuance of Long-Term Debt	1,875	560	265
Repayments of Long-Term Debt	(1,250)	(165)	(53)
Change in Advances from Subsidiaries	38	137	152
Issuance of Common Stock	206	328	341
Treasury Stock Acquired	(246)	(854)	(454)
Cash Dividends Paid	(549)	(526)	(483)

Net Cash Used by Financing Activities	(480)	(140)	(373)

Change in Cash and Due from Banks	325	39	33
Cash and Due from Banks at Beginning of Year	73	34	1

Cash and Due from Banks at End of Year	$398	$73	$34

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$236	$368	$428
Income Taxes	186	39	142

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Other Noninterest Income and Expense

In 2002, other noninterest income included $469 million of insurance recoveries offset by an equal amount of expenses related to the WTC disaster. In 2001, noninterest income included a $175 million of insurance recovery, while noninterest expense included $168 million associated with the WTC disaster.

Other noninterest income includes equity in earnings of unconsolidated subsidiaries of $36 million, $37 million, and $35 million in 2002, 2001, and 2000.

Other significant noninterest expenses are:

	2002	2001	2000
(In millions)
Software	$115	$90	$66
Clearing Fees	124	61	36
Sub-custodian Expenses	70	62	68
Amortization of Goodwill and Intangibles	8	112	115

15.    Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods-see Note 1. The following disclosure discusses these instruments on a uniform basis—fair value. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions used by the Company are discount rates ranging principally from 1% to 6% at December 31, 2002 and 2% to 8% at December 31, 2001. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

A summary of the practices used for determining fair value is as follows:

Securities, Trading Activities, and Derivatives Used for ALM

The fair value of securities and trading assets and liabilities is based on quoted market prices, dealer quotes, or pricing models. Fair value amounts for derivative instruments, such as options, futures and forward rate contracts, commitments to purchase and sell foreign exchange, and foreign currency swaps, are similarly determined. The fair value of interest rate swaps is the amount that would be received or paid to terminate the agreement.

Loans and Commitments

For certain categories of consumer loans, fair value includes consideration of the quoted market prices for securities backed by similar loans. Discounted future cash flows and secondary market values are used to determine the fair value of other types of loans. The fair value of commitments to extend credit, standby letters of credit, and commercial letters of credit is based upon the cost to settle the commitment.

Other Financial Assets

Fair value is assumed to equal carrying value for these assets due to their short maturity.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits, Borrowings, and Long-Term Debt

The fair value of noninterest-bearing deposits is assumed to be their carrying amount. The fair value of interest-bearing deposits, borrowings, and long-term debt is based upon current rates for instruments of the same remaining maturity or quoted market prices for the same or similar issues.

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets
Securities	$19,194	$19,217	$13,402	$13,369
Trading Assets	7,309	7,309	8,270	8,270
Loans and Commitments	24,985	25,522	30,114	30,338
Derivatives Used for ALM	310	364	67	60
Other Financial Assets	11,866	11,866	16,715	16,715

Total Financial Assets	63,664	$64,278	68,568	$68,752

Non-Financial Assets	13,900		12,457

Total Assets	$77,564		$81,025

Liabilities
Noninterest-Bearing Deposits	$13,301	$13,301	$12,635	$12,635
Interest-Bearing Deposits	42,086	42,108	43,076	43,095
Borrowings	1,237	1,237	4,209	4,209
Long-Term Debt	5,440	5,679	4,976	5,106
Trading Liabilities	2,800	2,800	2,264	2,264
Derivatives Used for ALM	125	148	2	(26)

Total Financial Liabilities	64,989	$65,273	67,162	$67,283

Non-Financial Liabilities	5,891		7,546

Total Liabilities	$70,880		$74,708

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/loss) of ALM interest rate swaps that were linked to these items:

	ALM Interest Rate Swaps
			Unrealized
	Carrying Amount	Notional Amount	Gain	(Loss)
(In millions)

At December 31, 2002
Loans	$527	$469	$—	$(60)
Securities Held-for-Sale	1,221	1,139	50	(81)
Deposits	587	585	4	(3)
Long-Term Debt	3,728	3,456	311	(3)

At December 31, 2001
Loans	$584	$559	$1	$(18)
Securities Held-for-Sale	460	459	18	(1)
Deposits	34	35	1	—
Long-Term Debt	3,403	3,435	40	(7)

The following table illustrates the notional amount, remaining contracts outstanding, and weighted average rates for ALM interest rate contracts:

		Remaining Contracts Outstanding at December 31,
	Total 12/31/02	2003	2004	2005	2006	2007
(Dollars in millions)
Receive Fixed Interest Rate Swaps:
Notional Amount	$3,666	$3,425	$3,115	$3,115	$3,115	$2,816
Weighted Average Rate	6.48%	6.70%	6.53%	6.53%	6.53%	6.67%
Pay Fixed Interest Rate Swaps:
Notional Amount	$1,983	$1,333	$1,083	$916	$813	$480
Weighted Average Rate	5.06%	5.80%	6.07%	5.89%	5.86%	6.32%

Forward LIBOR Rate(1)	1.38%	1.80%	3.24%	4.11%	4.69%	5.06%

(1)	The forward LIBOR rate shown above reflects the implied forward yield curve for that index at December 31, 2002. However, actual repricings for ALM interest rate swaps are generally based on 3 month LIBOR.

The Company’s financial assets and liabilities are primarily variable rate instruments except for investment securities. Fixed rate loans and deposits are issued to satisfy customer and investor needs. Derivative financial instruments are utilized to manage exposure to the effect of interest rate changes on fixed rate assets and liabilities, and to enhance liquidity. The Company matches the duration of derivatives to that of the assets and liabilities being hedged, so that changes in fair value resulting from changes in interest rates will be offset.

The Company uses interest rate swaps, futures contracts, and forward rate agreements to convert fixed rate loans, deposits, and long-term debt to floating rates. Basis swaps are used to convert various variable rate borrowings to LIBOR which better matches the assets funded by the borrowings.

The Company uses forward foreign exchange contracts to protect the value of its investments in foreign subsidiaries. The after-tax effects are shown in the cumulative translation adjustment included in shareholders’

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity. At December 31, 2002 and 2001, $909 million and $814 million in notional amount of foreign exchange contracts, with fair values of $(23) million and $(12) million, hedged corresponding amounts of foreign investments. These foreign exchange contracts had a maturity of less than 6 months at December 31, 2002.

Deferred net gains or losses on ALM derivative financial instruments at December 31, 2002 and 2001 were $25 million credit and $1 million credit, respectively.

Net interest income increased by $107 million in 2002, $50 million in 2001, and $6 million in 2000 as a result of ALM derivative financial instruments.

A discussion of the credit, market, and liquidity risks inherent in financial instruments is presented under “Liquidity”, “Market Risk Management”, “Trading Activities and Risk Management”, and “Asset/Liability Management” in the unaudited MD&A section of this report and Note 16 to the Consolidated Financial Statements.

16.    Trading Activities

The following table shows the fair value of the Company’s financial instruments that are held for trading purposes:

	2002				2001
	Assets		Liabilities		Assets		Liabilities
Trading Account	12/31	Average	12/31	Average	12/31	Average	12/31	Average
(In millions)
Interest Rate Contracts:
Futures and Forward Contracts	$112	$72	$—	$—	$11	$1	$—	$—
Swaps	1,834	1,663	682	873	1,576	1,121	698	502
Written Options	—	—	1,508	1,185	—	—	983	947
Purchased Options	285	220	—	—	192	148	—	—

Foreign Exchange Contracts:
Written Options	—	—	78	82	—	—	16	68
Purchased Options	66	82	—	—	67	105	—	—
Commitments to Purchase and Sell Foreign Exchange	472	439	528	465	532	642	531	648
Debt Securities	4,516	7,620	1	21	5,850	7,827	—	14
Credit Derivatives	7	15	3	13	8	8	3	3
Equity Derivatives	17	27	—	10	34	120	33	120

Total Trading Account	$7,309	$10,138	$2,800	$2,649	$8,270	$9,972	$2,264	$2,302

Other noninterest income included the following income related to trading activities:

	2002	2001	2000
(In millions)
Foreign Exchange	$165	$206	$215
Interest Rate Contracts	19	63	29
Debt Securities	52	49	19
Credit Derivatives	(5)	3	3
Equity Securities	3	17	(5)

	$234	$338	$261

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign exchange includes income from purchasing and selling foreign exchange, futures, and options. Interest rate contracts reflect results from futures and forward contracts, interest rate swaps, foreign currency swaps, and options. Debt and other securities primarily reflect income from debt securities. Credit derivatives included revenue from credit default swaps. Equity securities include income from equity securities and equity derivatives.

17.    Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

The Company’s significant trading and off-balance-sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. The Company assumes these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for its own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. The Company’s off-balance-sheet risks are managed and monitored in manners similar to those used for on-balance-sheet risks. There are no significant industry concentrations of such risks.

A summary of the notional amount of the Company’s off-balance-sheet credit transactions, net of participations, at December 31, 2002 and 2001 follows:

Off-Balance-sheet Credit Risks

	2002	2001
(In millions)
Lending Commitments	$40,330	$45,773
Standby Letters of Credit	9,577	8,459
Commercial Letters of Credit	1,052	946
Securities Lending Indemnifications	138,264	114,593
Standby Bond Purchase Agreements	2,587	2,800

The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for credit losses allocated to undrawn commitments at December 31, 2002 and 2001 was $117 million and $146 million.

In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At December 31, 2002 and 2001, securities lending indemnifications were secured by collateral of $142.5 billion and $117.7 billion.

The notional amounts for other off-balance-sheet risks express the dollar volume of the transactions; however, credit risk is much smaller. The Company performs credit reviews and enters into netting agreements to minimize the credit risk of foreign currency and interest rate risk management products. The Company enters into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standby letters of credit principally support corporate obligations and include $0.5 billion and $0.3 billion that were collateralized with cash and securities at December 31, 2002 and 2001. At December 31, 2002, approximately $6.7 billion of the standbys will expire within one year, and the balance between one to five years. The allowance for credit losses allocated to letters of credit at December 31, 2002 and 2001 was $40 million.

At December 31, 2002, approximately $125 billion of interest rate contracts will mature within one year, $160 billion between one and five years, and the balance after five years. At December 31, 2002, approximately $67 billion of foreign exchange contracts will mature within one year and $6 billion between one and five years. There were $9 million of derivative financial instruments on nonperforming status at year-end 2002.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk the Company assumes whenever it engages in a derivative contract.

A summary of the notional amount and credit exposure of the Company’s derivative financial instruments at December 31, 2002 and 2001 follows:

	Notional Amount		Credit Exposure
	2002	2001	2002	2001
(In millions)
Interest Rate Contracts:
Futures and Forward Contracts	$40,805	$50,371	$—	$14
Swaps	146,165	129,264	6,291	3,079
Written Options	112,676	80,038	4	—
Purchased Options	50,076	43,423	1,467	815
Foreign Exchange Contracts:
Swaps	2,146	1,487	67	24
Written Options	9,999	10,164	11	15
Purchased Options	12,441	13,626	191	261
Commitments to Purchase and Sell Foreign Exchange	48,749	45,888	763	649
Credit Derivatives:
Swaps	1,818	1,636	6	8

			8,800	4,865
Effect of Master Netting Agreements			(6,594)	(2,787)

Total Credit Exposure			$2,206	$2,078

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

Net rent expense for premises and equipment was $131 million in 2002, $165 million in 2001, and $113 million in 2000.

At December 31, 2002, the Company was obligated under various noncancelable lease agreements, some of which provide for additional rents based upon real estate taxes, insurance, and maintenance and for various renewal options. The minimum rental commitments under noncancelable operating leases for premises and equipment having a term of more than one year from December 31, 2002 are as follows:

	Years ending December 31,
	Core	WTC	Total
(In millions)
2003	$86	$32	$118
2004	83	31	114
2005	76	25	101
2006	70	25	95
2007	61	26	87
Thereafter	237	124	361

Total Minimum Lease Payments	$613	$263	$876

In the aftermath of the WTC disaster, the Company leased temporary space for employees to use until their regular workplaces became available. In 2002, the Company returned to its facilities and is seeking to sublet the interim space. In 2002, the Company recorded a sublease loss of $296 million, which was offset by an insurance recovery. The Company believes any loss on subleases will be covered by its insurance.

Other

In the ordinary course of business, the Company issues indemnifications to officers and directors, to underwriters related to debt and equity offering, to buyers and sellers in mergers and acquisitions, and to others. The Company believes it has provided for any losses related to these indemnifications.

General Motors Acceptance Corporation (“GMAC”) has informed the Company of claims it believes entitle it to adjustment of the purchase price it paid to the Company in the 1999 sale of BNY Financial Corporation (“BNYFC”), a factoring and asset-based finance business. These claims relate, among other things, to misrepresentations with respect to certain asset valuations and income items.

Although the Company and GMAC are engaged in discussions that could lead to a settlement, it is possible that GMAC will assert claims against the Company if no settlement is reached. The Company believes that it has meritorious defenses to GMAC’s potential claims and that a material purchase price adjustment is not warranted, and would vigorously defend its position if GMAC were to proceed against the Company.

In the ordinary course of business, there are various legal claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company’s consolidated financial statements.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

The Bank of New York Company, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of The Bank of New York Company, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank of New York Company, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in 2002.

/s/    ERNST & YOUNG LLP

NEW YORK, NEW YORK

January 31, 2003

The following sections of the Annual Report set forth in the cross-reference index are incorporated on Form 10-K.

Cross-reference		Page(s)
PART I

Item 1	Business	2 – 57
Item 2	Properties	99
Item 3	Legal Proceedings	99
Item 4	Submission of Matters to a Vote of Security Holders	99

PART II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	53
Item 6	Selected Financial Data	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2 – 57
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	45 – 49
Item 8	Financial Statements and Supplementary Data	58 –92
	Quarterly Data	53
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	99

PART III

Item 10	Directors and Executive Officers of the Registrant	101,111
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Controls and Procedures	103

PART IV

Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	106

*	Proxy Statement for the annual meeting of shareholders to be held May 13, 2003 (other than information included in the proxy statement pursuant to Item 402 (i), (k) and (l) of Regulation S-K) is incorporated herein by reference.

Certain Regulatory Considerations

General

The Company is a bank holding company subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 (“BHC Act”) and has qualified and elected to be treated as a financial holding company (a “FHC”) under the BHC Act. The Company is also subject to regulation by the New York State Banking Department. Under the BHC Act, bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company, without the prior approval of the Federal Reserve Board. In addition, bank holding companies that are not FHCs are generally limited to engaging in the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.

A bank holding company, such as the Company, each of whose depository institution subsidiaries is “well capitalized” and “well managed”, under applicable law and regulation, and which obtain at least a “satisfactory” rating under the Community Reinvestment Act, may elect to be a FHC and engage in a broader range of activities than those traditionally permissible for U.S. bank holding companies. As an FHC, the Company may conduct, or acquire a company (other than a U.S. depository institution or foreign bank) engaged in, activities that are “financial in nature,” as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the Department of the Treasury) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. Activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and lending activities. Under the new merchant banking authority, qualifying FHCs may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that the FHC makes the investment with the intention of limiting the investment in duration and does not manage the company on a day-to-day basis.

A FHC that does not continue to meet all of the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or acquisitions that are not generally permissible for bank holding companies or to continue such activities.

Both federal and state laws extensively regulate various aspects of the banking business, such as permissible loans, investments and activities, and impose reserve requirements. These regulations are intended primarily for the protection of depositors rather than the Company's stockholders.

The Company’s subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York (“BNY”), the Company’s principal banking subsidiary, is a New York chartered banking corporation, a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve Board and by the New York State Banking Department.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its banks and to commit resources to support its banks in circumstances where it might not do so absent such policy. In addition, any loans by the Company to its banks would be subordinate in right of payment to depositors and to certain other indebtedness of its banks.

Acquisitions

The BHC Act generally limits acquisitions by bank holding companies that have not qualified as FHCs to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. As a FHC, however, the Company is also permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.

Federal and state law impose approval requirements for mergers and acquisitions involving commercial banks or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of any class of the voting shares of a commercial bank or bank holding company. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, and convenience and needs factors, including the application’s record under the Community Reinvestment Act.

Capital Adequacy

The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the Total Capital must consist of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (including preferred trust securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease allowance. Not more than 25% of qualifying Tier 1 Capital may consist of preferred trust securities.

In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 Capital to average total assets) guidelines for bank holding companies and banks. The Federal Reserve Board’s guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Moreover, as discussed above, the Company’s bank subsidiaries must be “well capitalized” for the Company to maintain its FHC status. At December 31, 2002, the Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it.

In January 2002, the U.S. federal bank regulators adopted rules, effective April 1, 2002, governing the regulatory capital treatment of equity investments in nonfinancial companies. The rules require a series of marginal capital charges on covered equity investments (with certain exceptions, including investments grandfathered under the rules) that increase with the level of those investments as a percentage of Tier 1 capital. Since a significant portion of the Company’s investments are grandfathered, the new rules should have no material effect on its banking subsidiaries’ capital requirements or strategic plans, in the near terms.

See “Capital Resources” in the “MD&A” section for a discussion of the BIS proposal to change the risk-based capital guidelines.

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) among other things, requires federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

Under applicable regulations, an FDIC-insured bank is deemed to be:  (i) well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; (ii) adequately capitalized if it maintains a Leverage Ratio of at least 4% (or a Leverage Ratio of at least 3% if it is rated Composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio of 4% and a Total Capital Ratio of at least 8% and is not defined to be well capitalized but meets all of its minimum capital requirements; (iii) undercapitalized if it has a Leverage Ratio of less than 4% (or a Leverage Ratio that is less than 3% if it is rated Composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio less than 4% or a Total Capital Ratio of less than 8% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; (iv) significantly undercapitalized if it has a Leverage Ratio of less than 3%, a Tier 1 Capital Ratio less than 3% or a Total Capital Ratio of less than 8% and it does not meet the definition of critically undercapitalized; and (v) critically undercapitalized if it maintains a level of tangible equity capital less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

A depository institution that is not well capitalized is subject to certain limitations on brokered deposits. In addition, as indicated above, if a depository institution is not well capitalized, its parent holding company cannot become, and, subject to a capital restoration plan, cannot remain, a FHC.

The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve and to growth limitations, and are required to submit a capital restoration plan. For a capital restoration to be acceptable, any holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it became undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. In the event of the holding company’s bankruptcy, such guarantee would take priority over claims of its general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

A further discussion of the Company’s capital position and capital adequacy is incorporated by reference from “Capital Resources” in the “Management’s Discussion and Analysis” Section.

FDIC Insurance Assessments

The Company is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (“BIF”). After assessment, the Company is assigned to one of three capital groups—well capitalized, adequately capitalized or undercapitalized. The Company is further assigned to one of three subgroups within its capital group. The assignment to a particular subgroup is based on supervisory evaluations by the primary federal and, if applicable, state supervisors and other information relevant to the Company’s financial condition and the risk posed to the applicable insurance fund.

In the future, the assessment rate applicable to the Company will be determined in part by risk assessment classification assigned by the FDIC and in part by the BIF assessment adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF are to be assessed at a rate between 0 cents and 27 cents per $100 of deposits.

In recent years, the Company’s U.S. bank subsidiaries and other well capitalized and well managed banks have not paid premiums for FDIC insurance, due to favorable loss experience and a healthy reserve ratio in the BIF. However, such well capitalized and well managed banks will be required to pay premiums on deposit insurance in the future. The outcome of legislative and regulatory initiatives, the BIF loss experience and other factors will determine the amount of such premiums.

The Deposit Insurance Funds Act of 1996 (“DIFA”) separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.68 cents per $100 of deposits.

Depositor Preference

The FDIA provides for a domestic depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

Cross Guarantee Liability of FDIC-Insured Bank Subsidiaries

A financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution or from assistance to the failing institution, even if this causes the affiliated institution also to become insolvent. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary’s cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

Restrictions on Transfer of Funds

Restrictions on the transfer of funds to the Company and subsidiary bank dividend limitations are discussed in Footnote 13 to the Consolidated Financial Statements.

Privacy

The Gramm-Leach-Bliley Act (“GLB Act”) also modified laws related to financial privacy. The GLB Act financial privacy provisions generally permit a financial institution, including the Company, from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. The GLB Act permits states to adopt more restrictive privacy laws. A number of state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission, and other state legislatures are considering similar laws. These laws may make it more difficult for the Company to share customer information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.

USA Patriot Act Disclosure

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Company’s bank and broker-dealer subsidiaries and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations which will further clarify the USA Patriot Act’s requirements.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Company has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 2002.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no events which require disclosure under Item 304 of Regulation S-K.

Properties

At December 31, 2002 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey and Connecticut; Harrison, New York; Newark, Delaware; Brussels, Belgium; London, England; Orlando, Florida; Syracuse, New York; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations. See “World Trade Center Disaster” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a discussion of the impact of the World Trade Center disaster on the Company’s properties.

Legal Proceedings

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

Two consolidated shareholder derivative actions were filed (one in United States District Court for the Southern District of New York and one in New York Supreme Court, County of New York) against certain current and former directors and officers of the Company and the Bank. Both actions alleged that the defendants breached their fiduciary duties of due care and loyalty by (i) aggressively pursuing business with Russian banks and other business entities without implementing sufficient safeguards, and (ii) failing to supervise properly those responsible for that business. In addition, the federal complaint (and a nearly identical complaint filed in state court and consolidated with the primary action) included allegations that certain current and former officers of the Bank and the Company participated in an improper scheme to transfer cash from Russia to off-shore accounts. In November 2001, the federal district court dismissed the consolidated federal action. Plaintiffs appealed that decision and, on February 12, 2003, the Court of Appeals for the Second Circuit affirmed the district court’s dismissal.

The parties in the state derivative action participated in a court-appointed mediation and reached a proposed settlement of the consolidated action. The settlement includes payment of $26.5 million by defendants’ insurance carriers to the Company and requires the Company and the Bank to undertake certain prophylactic measures. On January 23, 2003, the state court preliminarily approved the settlement, directed the sending of notices to shareholders, and scheduled a hearing on April 30, 2003 to consider final approval of that settlement.

On October 24, 2000, three alleged shareholders of Inkombank, Morgenthow & Latham, New York International Insurance Group, and Oriental XL Funds, filed an action in the New York Supreme Court, New York County. The complaint alleges that (i) Bank representatives fraudulently induced plaintiffs to maintain their $40 million investment in Inkombank by concealing from the plaintiffs information about Inkombank’s true financial state and the corruptness of Inkombank’s senior management, and (ii) Bank representatives, including senior management, were involved in a complex scheme to loot Inkombank assets. The complaint states a cause of action for fraud, seeks $40 million, interest, costs, attorneys’ fees, and unspecified punitive damages.

On January 8, 2001, the Company and the Bank filed a motion to dismiss the Complaint as against them. On January 10, 2002, the Court denied that motion. On January 25, 2002, the Company and the Bank filed their Answer to plaintiffs’ Complaint. On February 26, 2002, the Company and the Bank filed a motion to reargue the denial of their motion to dismiss. On September 6, 2002, the Court denied that motion. The Company and the Bank have appealed those decisions to the Appellate Division, First Department. Argument was held on January 22, 2003, and the parties are awaiting decision.

On January 3, 2003, the Company and the Bank filed a motion for summary judgment. That motion has been briefed and argued, and the parties are awaiting decision. The Court has scheduled trial to begin on May 20, 2003. The Company believes that the allegations of the Complaint are without merit and intends to defend the action vigorously.

The Company does not expect that any of the foregoing civil actions will have a material impact on the Company’s consolidated financial statements.

General Motors Acceptance Corporation (“GMAC”) has informed the Company of claims it believes entitle it to adjustment of the purchase price it paid to the Company in the 1999 sale of BNY Financial Corporation (“BNYFC”), a factoring and asset-based finance business. These claims relate, among other things, to misrepresentations with respect to certain asset valuations and income items.

Although the Company and GMAC are engaged in discussions that could lead to a settlement, it is possible that GMAC will assert claims against the Company if no settlement is reached. The Company believes that it has meritorious defenses to GMAC’s potential claims and that a material purchase price adjustment is not warranted, and would vigorously defend its position if GMAC were to proceed against the Company.

In the ordinary course of business, there are various legal claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect on the Company’s consolidated financial statements.

EXECUTIVE OFFICERS

Thomas A. Renyi

Mr. Renyi, 57, has served as Chairman and Chief Executive Officer of The Bank of New York Company, Inc. and The Bank of New York since 1998. Prior to this, Mr. Renyi was President and Chief Executive Officer of The Bank of New York Company, Inc. and The Bank of New York.

Alan R. Griffith

Mr. Griffith, 61, has served as Vice Chairman of The Bank of New York Company, Inc, and The Bank of New York since 1997.

Gerald L. Hassell

Mr. Hassell, 51, has served as President of The Bank of New York Company, Inc. and The Bank Of New York since 1998. Prior to service in this capacity, Mr. Hassell was Senior Executive Vice President of The Bank of New York Company, Inc. In 1998, Mr. Hassell also served as Chief Commercial Banking Officer and Senior Executive Vice President of The Bank of New York.

Bruce W. Van Saun

Mr. Van Saun, 45, has served as Senior Executive Vice President of The Bank of New York Company, Inc. and Chief Financial Officer of The Bank of New York Company, Inc. and The Bank of New York since 1998. Prior to this, Mr. Van Saun was Executive Vice President and Chief Financial Officer of The Bank of New York.

Robert J. Mueller

Mr. Mueller, 61, has served as Senior Executive Vice President of The Bank of New York Company, Inc. and The Bank of New York since 2000. From 1998 to 2000, Mr. Mueller was Senior Executive Vice President of the Asset Based Lending Sector of The Bank of New York. Prior to this, Mr. Mueller was Senior Executive Vice President and Chief Credit Policy Officer of The Bank of New York.

J. Michael Shepherd

Mr. Shepherd, 47, has served as Executive Vice President, General Counsel and Secretary of The Bank of New York Company, Inc. and Executive Vice President and General Counsel of The Bank of New York since 2001. Prior to joining The Bank of New York Company, Inc. Mr. Shepherd was a Partner in the law firm of Brobeck, Phleger and Harrison, LLP.

Thomas J. Mastro

Mr. Mastro, 53, has served as Comptroller of The Bank of New York Company, Inc. and The Bank of New York since 1999. From 1998 to 1999, Mr. Mastro was a Senior Vice President of The Bank of New York. In 1998, Mr. Mastro was a Vice President of The Bank of New York.

Kevin C. Piccoli

Mr. Piccoli, 46, has served as Auditor of The Bank of New York Company, Inc. and Senior Vice President and Chief Auditor of The Bank of New York since 2001. Prior to joining The Bank of New York Company Inc., Mr. Piccoli was Managing Director and Chief Financial Officer of Cantor Fitzgerald LP from 1999 to 2001. Prior to this, Mr. Piccoli was Senior Vice President and Chief Financial Officer of Greenwich Capital Holdings, Inc.

There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

FORWARD LOOKING STATEMENTS

The information presented with respect to, among other things, earnings outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, the Company’s plans, objectives and strategies reallocating assets and moving into fee-based businesses, and future loan losses, is forward looking information. Forward looking statements are the Company’s current estimates or expectations of future events or future results.

The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words “estimate,” “forecast,” “project,” “anticipate,” “expect,” “intend,” “believe,” “plan,” “goal,” “should,” “may,” “strategy,” and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

Forward looking statements, including the Company’s discussions and projections of future results of operations and discussions of future plans contained in Management’s Discussion and Analysis and elsewhere in this Form 10-K, are based on management’s current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including disruptions in general economic activity, the economic and other effects of the WTC disaster and the subsequent U.S. military action, lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, the ability to satisfy customer requirements, investor sentiment, variations in management projections, methodologies used by management to evaluate risk or market forecasts and the actions that management could take in response to these changes, management’s ability to achieve efficiency goals, changes in customer credit quality, future changes in interest rates, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company’s products and services and future global political, economic, business, market, competitive and regulatory conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

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

A wide variety of domestic and foreign companies compete for processing services. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. For securities servicing and global payment services, international, national, and regional commercial banks, trust banks, investment banks, specialized processing companies, outsourcing companies, data processing companies, stock exchanges, and other business firms offer active competition. In the private client services and asset management markets, international, national, and regional commercial banks, standalone asset management companies, mutual funds, securities brokerage firms, insurance companies, investment counseling firms, and other business firms and individuals actively compete for business.

WEBSITE INFORMATION

The Company makes available, on its website:  www.bankofny.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Certification of Chief Executive Officer

I, Thomas A. Renyi, certify that:

1.	I have reviewed this annual report on Form 10-K of The Bank of New York Company, Inc. (the “registrant”);

2	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 13, 2003

/S/ THOMAS A. RENYI
Thomas A. Renyi Chief Executive Officer

Certification of Chief Financial Officer

I, Bruce W. Van Saun, certify that:

1.	I have reviewed this annual report on Form 10-K of The Bank of New York Company, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

/s/ BRUCE W. VAN SAUN
Bruce W. Van Saun Chief Financial Officer

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statement Filed	Page(s)

The Bank of New York Company, Inc. Consolidated Financial Statements	58 – 61

Notes to Consolidated Financial Statements	62 – 92

Report of Independent Accountants	93

Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

Since September 30, 2002, the Company has filed the following Current Reports on Form 8-K:

October 2, 2002:  Press release announcing special charges for loans and securities valuation adjustments for the third quarter of 2002.

October 16, 2002:  Unaudited interim financial information and accompanying discussion for the third quarter of 2002.

November 13, 2002:  Current report dated November 5, 2002 (Item 5 and 7), which report included four exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-89586, 333-89586-01,  333-89586-02, 333-89586-03, 333-89586-04) covering the Company’s 5.50% Senior Subordinated Notes due 2017, issuable under an Indenture, dated as of October 1, 1993 between the Company and J.P. Morgan Trust Company, National Association. The exhibits consist of the Pricing agreement dated November 5, 2002; the Form of Note; an Officers’ Certificate pursuant to Section 201 and 301 of the Indenture; and the opinion of counsel as to the legality of the Notes.

November 15, 2002:  Current report dated November 14, 2002 (Item 9), which report included certifications required by the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350.

November 21, 2002:  Current report dated November 14, 2002 (Item 5 and 7), which report included four exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-89586, 333-89586-01, 333-89586-02, 333-89586-03, 333-89586-04) covering the Company’s 3.75% Senior Notes due 2008, issuable under an Indenture, dated as of July 18, 1991 between the Company and Deutsche Bank Trust Company Americas. The exhibits consist of the Pricing agreement dated November 14, 2002; the Form of Note; an Officers’ Certificate pursuant to Section 201 and 301 of the Indenture; and the opinion of counsel as to the legality of the Notes.

December 18, 2002:  Press release dated December 17, 2002, announcing a $390 million provision for the fourth quarter of 2002.

January 8, 2003:  Current Report dated January 8, 2003 (Item 5 and 9), which report included a press release dated January 8, 2003 announcing the acquisition of Pershing unit of Credit Suisse First Boston and slides from the webcast presentation discussing the details of the acquisition of Pershing unit of Credit Suisse First Boston presented on January 8, 2003.

January 22, 2003:  Unaudited interim financial information and accompanying discussion for the fourth quarter of 2002.

January 30, 2003:  Current report dated January 23, 2003 (Item 5 and 7), which report included three exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-89586, 333-89586-01, 333-89586-02, 333-89586-03, 333-89586-04) covering 40,000,000 shares of the Company’s Common Stock, par value $7.50 per share. The exhibits consist of the Pricing agreement dated January 23, 2003; the Confirmation, dated January 23, 2003, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International acting as agent for the parties, and the Confirmation, dated January 23, 2003, among the Company, Credit Suisse First Boston LLC and Credit Suisse First Boston International acting as agent for the parties.

March 12, 2003: Current report dated March 7, 2003 (Item 5 and 7), which report included four exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-103003, 333-103003-01, 333-103003-02, 333-103003-03, and 333-103003-04) covering the Company’s 3.40% Fixed Rate/Floating Rate Senior Subordinated Notes due 2013, issuable under an Indenture, dated as of October 1, 1993 between the Company and J.P. Morgan Trust Company, National Association. The exhibits consist of the Pricing agreement dated March 7, 2003; the Form of Note; an Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture; and the opinion of counsel as to the legality of the Notes.

The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

Exhibit No.	Description

3 (a)	The By-Laws of The Bank of New York Company, Inc. as amended through November 14, 2000 incorporated by reference to Exhibit 3(a) to Form 10-K for the year 2000.

(b)	Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated June 13, 2000, incorporated by reference to Exhibit 3(i) to Form 10-Q for June 30, 2000.

4 (a)

  None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

(b)

  Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985 between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to Form 8-A dated December 18, 1985.

(c)

  First Amendment, dated as of June 13, 1989, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the amendment on Form 8, dated June 14, 1989, to the Company’s Registration Statement on Form 8-A, dated December 18, 1985. (File No. 1-6152)

(d)

  Second Amendment, dated as of April 30, 1993, to the Rights Agreement, including form of Preferred Stock Purchase Right, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent incorporated by reference to the amendment on Form 8-A/A, filed May 3, 1993, to the Company’s Registration Statement on Form 8-A, dated December 18, 1985. (File No. 1-6152)

(e)

  Third Amendment, dated as of March 8, 1994, to the Rights Agreement, dated as of December 10, 1985, between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to the amendment on Form 8-A/A, filed March 24, 1994, to Form 8-A, dated December 18, 1985. (File No. 1-6152)

*10(a)	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(m) to Form 10-K for the year 1993.

*(b)	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements.

*(c)	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements.

*(d)	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(r) to Form 10-K for the year 1994.

*(e)	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements.

*(f)	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(d) to Form 10-K for the year 1996.

*(g)	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1996.

*(h)	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements.

*(i)	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements.

*(j)	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(a) to Form 10-K for the year 1997.

*(k)	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(oo) to Form 10-K for the year 1998.

*(l)	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation, incorporated by reference to Exhibit 10(gg) to Form 10-K for the year 1999.

*(m)	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(f) to Form 10-Q for September 30, 2000.

*(n)	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(jjj) to Form 10-K for the year 2000.

*(o)	Consulting Agreement dated November 5, 1997, incorporated by reference to Exhibit 10(f) to Form 10-K for the year 1997.

*(p)	Compensation Agreement dated April 17, 1997, incorporated by reference to Exhibit 10(g) to Form 10-K for the year 1997.

*(q)	1984 Stock Option Plan of The Bank of New York Company, Inc. as amended through February 23, 1988, incorporated by reference to Exhibit 10(a) to 10-K for the year 1988.

*(r)	Amendment dated October 11, 1994 to 1984 Stock Option Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1994.

*(s)	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990, incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1990.

*(t)	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan, incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1993.

*(u)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995, incorporated by reference to Exhibit 10(l) to Form 10-K for the year 1997.

*(v)	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(d) to Form 10-K for the year 1993.

*(w)	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year 1994.

*(x)	Amendment dated November 14, 1995 to The Bank of New Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1995.

*(y)	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year 1999.

*(z)	1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to Form 10-K for the year 1993.

*(aa)	Amendmentdated January 12, 1999 to the 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc, incorporated by reference to exhibit 10(r) to Form 10-K for the year 1998.

*(bb)	1988 Long-TermIncentive Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(f) to Form 10-K for the year 1992.

*(cc)	Amendmentdated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to Form 10-K for the year 1994.

*(dd)	The Bankof New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(m) to Form 10-K for the year 1992.

*(ee)	Amendmentdated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(l) to Form 10-K for the year 1994.

*(ff)	Amendmentdated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to Form 10-K for the year 1996.

*(gg)	Amendmentdated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(h) to Form 10-K for the year 1996.

*(hh)	Amendmentdated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1996.

*(ii)	Amendmentdated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc incorporated by reference to Exhibit 10(z) to Form 10-K for the year 1998.

*(jj)	Amendmentdated July 11, 2000 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for September 30, 2000.

*(kk)	The Bankof New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year 1998.

*(ll)	Amendmentdated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(b) to Form 10-Q for September 30, 2000.

*(mm)	The Bankof New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(n) to Form 10-K for the year 1992.

*(nn)	Amendmentdated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(k) to Form 10-K for the year 1993.

*(oo)	Amendmenteffective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(o) to Form 10-K for the year 1994.

*(pp)	Amendmentdated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-K for the year 1996.

*(qq)	Amendmentdated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1996.

*(rr)	Amendmentdated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(e) to Form 10-Q for September 30, 2000.

*(ss)	ConsultingAgreement dated June 18, 1999, incorporated by reference to Exhibit 10(nn) to Form 10-K for the year 1999.

*(tt)

Formof Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company, incorporated by reference to Exhibit 10(v) to Form 10-K for the year 1994.

*(uu)	DeferredCompensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(s) to Form 10-K for the year 1993.

*(vv)

Amendmentdated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to Form 10-K for the year 1994.

*(ww)	Amendmentdated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to Form 10-K for the year 1996.

*(xx)	Amendmentto Deferred Compensation Plan for Non-Employee Directors Of The Bank of New York Company, Inc, incorporated by reference to Exhibit 10(d) to Form 10-Q for September 30, 2000.

*(yy)	EnhancedSeverance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year 1999.

*(zz)	EmployeeSeverance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(g) to Form 10-Q for September 30, 2000.

*(aaa)	EmployeeSeverance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(h) to Form 10-Q for September 30, 2000.

*(bbb)	EmployeeSeverance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(i) to Form 10-Q for September 30, 2000.

*(ccc)	EmployeeSeverance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(j) to Form 10-Q for September 30, 2000.

*(ddd)	EmployeeSeverance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(k) to Form 10-Q for September 30, 2000.

*(eee)	Amendmentdated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(ggg) to Form 10-K for the year 2000.

*(fff)	EmployeeSeverance Agreement dated January 22, 2001 for an executive officer of the Company incorporated by reference to Exhibit 10(hhh) to Form 10-K for the year 2000.

*(ggg)	Descriptionof Remuneration Agreement dated December 13, 2000 between the Company and an executive office of the Company incorporated by reference to Exhibit 10(iii) to Form 10-K for the year 2000.

12	Statement—Re: Computation of Earnings to Fixed Charges Ratios
21	Subsidiary of the Registrant
23.1	Consent of Ernst & Young LLP

*	Constitutes a Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in New York, New York, on the 11th day of March, 2003.

The Bank of New York Company, Inc.

By:	/S/ THOMAS J. MASTRO
Thomas J. Mastro Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 2003.

/S/ THOMAS A. RENYI Thomas A. Renyi Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	/S/ NICHOLAS M. DONOFRIO Nicholas M. Donofrio Director

/S/ GERALD L. HASSELL Gerald L. Hassell President and Director	/S/ RICHARD J. KOGAN Richard J. Kogan Director

/S/ ALAN R. GRIFFITH Alan R. Griffith Vice Chairman and Director	/S/ JOHN A. LUKE, JR. John A. Luke, Jr. Director

/S/ BRUCE W. VAN SAUN Bruce W. Van Saun Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/S/ JOHN C. MALONE John C. Malone Director

/S/ THOMAS J. MASTRO Thomas J. Mastro Comptroller (Principal Accounting Officer)	/S/ PAUL MYNERS Paul Myners Director

/S/ J. CARTER BACOT J. Carter Bacot Director	/S/ CATHERINE A. REIN Catherine A. Rein Director

/S/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr. Director	/S/ WILLIAM C. RICHARDSON William C. Richardson Director

/S/ WILLIAM R. CHANEY William R. Chaney Director	/S/ BRIAN L. ROBERTS Brian L. Roberts Director