Form 10-Q
period 2003-03-31
BANK OF NEW YORK CO INC
filed 2003-05-14
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended March 31, 2003



   The Quarterly Report on Form 10-Q and cross reference index is on page 44.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Overview                                                     2
          - Summary of Results                                           2
          - Consolidated Income Statement Review                         3
          - Business Segments Review                                     7
          - Consolidated Balance Sheet Review                           16
          - World Trade Center Disaster Update                          22
          - Critical Accounting Policies                                22
          - Liquidity                                                   24
          - Capital Resources                                           26
          - Statistical Information                                     31
          - Forward Looking Statements                                  32

         Consolidated Financial Statements
          - Consolidated Balance Sheets
            March 31, 2003 and December 31, 2002                        34
          - Consolidated Statements of Income
            For the Three Months
            Ended March 31, 2003 and 2002                               35
          - Consolidated Statement of Changes In
            Shareholders' Equity For the Three
            Months Ended March 31, 2003                                 36
          - Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2003 and 2002          37
          - Notes to Consolidated Financial Statements             38 - 43

         Form 10-Q

          - Cover                                                       44
          - Controls and Procedures                                     45
          - Legal Proceedings                                           45
          - Exhibits and Reports on Form 8-K                            46
          - Signature                                                   48
          - Certifications                                              49

                        THE BANK OF NEW YORK COMPANY, INC.
                                Financial Highlights
                   (Dollars in millions, except per share amounts)
                                    (Unaudited)

                                                   1st        4th        1st
                                                 Quarter    Quarter    Quarter
                                                   2003       2002       2002
                                                   ----       ----       ----
  Net Income                                    $   295    $   100     $  362
    Per Common Share:
      Basic                                        0.41       0.14       0.50
      Diluted                                      0.41       0.14       0.50
      Cash Dividends Paid                          0.19       0.19       0.19

  Return on Average Common Shareholders'
      Equity                                      17.80%      5.99%     23.76%
  Return on Average Assets                         1.49       0.49       1.84


  Assets                                        $79,548    $77,564    $76,779
  Loans                                          31,735     31,339     35,433
  Securities                                     19,599     18,300     13,670
  Deposits - Domestic                            33,280     33,094     29,217
           - Foreign                             23,664     22,293     24,458
  Long-Term Debt                                  5,685      5,440      5,271
  Common Shareholders' Equity                     6,874      6,684      6,354

  Common Shareholders' Equity Per Share            9.41       9.21       8.73
  Market Value Per Share of Common Stock          20.50      23.96      42.02

  Allowance for Credit Losses as a Percent
    of Loans                                       2.62%      2.65%      1.74%
  Tier 1 Capital Ratio                             7.92       7.58       8.43
  Total Capital Ratio                             12.72      11.96      12.56
  Leverage Ratio                                   6.68       6.48       7.19
  Tangible Common Equity Ratio                     5.51       5.48       5.51

Employees                                        19,491     19,435     19,153

Efficiency ratio                                   60.0%      56.3%      53.3%

Assets Under Custody (In trillions)
Total Assets Under Custody	                   $6.8	      $6.8       $6.9
   Equity Securities	                             25%        26%        30%
   Fixed Income Securities	                     75%	74%        70%
Cross-Border Assets	                            1.9	      $1.9       $1.9

Assets Under Management (In billions)
Total Assets Under Management	                    $76	       $76        $71
   Equity Securities	                             29%        29%        39%
   Fixed Income Securities                           24%        25%        16%
   Alternative Investments                            9%         8%         8%
   Liquid Assets                                     38%        38%        37%

Assets Under Administration (In billions)           $27        $28        $33


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

INTRODUCTION

The Bank of New York Company, Inc.'s (the "Company") actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading "Forward Looking Statements". When used in this report, the words "estimate," "forecast," "project," "anticipate," "expect," "intend," "believe," "plan," "goal," "should," "may," "strategy," and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.


OVERVIEW

     The Bank of New York Company, Inc., is a financial holding company and together with its consolidated subsidiaries (the "Company") (NYSE: BK), is a global leader in securities servicing for issuers, investors and financial intermediaries. The Company plays an integral role in the infrastructure of the capital markets, servicing securities in more than 100 markets worldwide. The Company provides quality solutions through leading technology for global corporations, financial institutions, asset managers, governments, non-profit organizations, and individuals. Its principal subsidiary, The Bank of New York, founded in 1784, is the oldest bank in the United States and has a distinguished history of serving clients around the world through its five primary businesses: Securities Servicing and Global Payment Services, Private Client Services and Asset Management, Corporate Banking, Global Market Services, and Retail Banking. Additional information on the Company is available at www.bankofny.com.

     The Company has focused its strategy on high-growth, fee-based businesses that have transformed the Company from a traditional commercial bank into a premier global securities servicing provider. The Company's breadth of products and services allow it to build client relationships with investors, issuers and financial intermediaries through many different avenues in major markets and regions throughout the world. The Company's well-diversified franchise has become an integral part of the infrastructure of the global capital markets.

SUMMARY OF RESULTS

     The Company reported first quarter diluted earnings per share of 41 cents, compared with 14 cents earned in the fourth quarter of 2002 and 50 cents in the first quarter of 2002. Net income was $295 million for the first quarter, compared with $100 million in the fourth quarter of 2002 and $362 million in the first quarter of 2002. Net income for the fourth quarter of 2002 included a higher loan loss provision, primarily for airline leasing exposures, that reduced fourth quarter net income by $230 million or 32 cents per share.

     The first quarter was adversely impacted by global economic weakness and geopolitical developments that resulted in declines in equity prices and trading volumes, as well as in capital markets activity. In addition, expenses were higher given revised pension assumptions and the expensing of stock options.

     Despite the difficult environment, the Company's securities servicing businesses were stable in the first quarter of 2003 versus the fourth quarter of 2002 except for execution and clearing services, which were most directly impacted by lower trading volumes. Overall, strong results in the Company's fixed income-linked businesses largely offset continued weakness in the equity-linked businesses, in particular execution services and depositary receipts. New business wins, market share gains, and expanded product offerings also helped to offset the weak environment. The Company's other major fee categories increased on a sequential quarter basis, including private client services and asset management, which was up 3%, foreign exchange and other trading, which increased 27%, and global payment services, which was up 3%. Overall, noninterest income was up $11 million, or 1.4%, over the fourth quarter of 2002.

     The Company's securities servicing revenues increased in the first quarter of 2003 versus the first quarter of 2002 by 5%, primarily as a result of acquisitions. The Company's other major fee categories increased versus the first quarter of 2002, including private client services and asset management fees, which was up 8%, and service charges and fees, which was up 18%. The increase in service charges and fees reflects new business wins and higher fees from capital markets and structured products.

     Despite the challenging operating environment, the Company remains focused on executing its strategy and meeting its long-term financial goals. The Company continues to improve its credit risk profile and enhance its strategic positioning by prudently investing in its businesses.

RECENT DEVELOPMENTS

     On May 1, 2003, the Company acquired Credit Suisse First Boston's Pershing unit. Headquartered in Jersey City, New Jersey, Pershing is a leading global provider of correspondent clearing services and outsourcing solutions for broker-dealers, asset managers and other financial intermediaries. Pershing has approximately 4,000 employees worldwide at 13 locations in the U.S., Europe and Asia. The Company paid a purchase price of $2 billion in cash, which may be adjusted upwards by $50 million if certain revenue targets are met in 2003.

     Also on May 1, 2003, in connection with the acquisition of Pershing, the Company settled its forward sale of 40 million common shares in exchange for approximately $1 billion.

     See also updates in "Capital Resources" and Footnote 3, "Acquisitions and Dispositions."


CONSOLIDATED INCOME STATEMENT REVIEW
------------------------------------

SECURITIES SERVICING FEES

     The diversification of the Company's business model provided stability through a difficult market environment. On a sequential quarter basis, total securities servicing fees decreased slightly to $474 million in the first quarter from $484 million in the fourth quarter. Total securities servicing fees were up $21 million, or 5%, from a year ago, primarily due to acquisitions in 2002.

     Fees from global issuer services were flat in comparison with the fourth quarter of 2002 and the first quarter of 2002. In both cases, continued strong performance in corporate trust, which benefited from new debt issuance, largely offset decreased fees in depositary receipts resulting from the slowdown in cross-border investing and new capital raisings.

    Fees from investor services were stable, with a slight increase on both a sequential quarter basis and on last year's first quarter. Strong performers on a sequential quarter basis included global custody and wholesale distribution services (formerly global liquidity services). Global custody benefited from the phase-in of new client wins, increased transaction volumes, and a weaker dollar. Wholesale distribution services benefited from the current uncertain market environment, which drove demand for the Company's cash sweep products. These areas largely offset the loss of a domestic outsourcing client. Year-over-year growth is primarily attributable to wholesale distribution services and an acquisition. As of March 31, 2003, assets under custody were $6.8 trillion, unchanged from December 31, 2002 and down from $6.9 trillion at March 31, 2002.

     Broker-dealer services was the strongest performer for the quarter in terms of both sequential quarter and year-over-year fee growth. Government securities clearance and global collateral management benefited in comparison with both periods from increased fixed income trading volumes, new clients, and expanded product offerings. Strong performers on a sequential quarter basis included mutual fund services, government securities clearance and global collateral management. Mutual fund services benefited from the strong fixed income environment and a weaker dollar. Broker-dealer services also benefited from an acquisition that closed in the first quarter.

     Execution and clearing services decreased on a sequential quarter basis, reflecting the decline in market trading volumes in the first quarter. Fees in execution and clearing services increased over last year, primarily due to several acquisitions in 2002. Total combined first quarter NYSE and NASDAQ trading volume was down 11% from the fourth quarter of 2002 and down 8% from the first quarter of 2002.


NONINTEREST INCOME

     Total noninterest income for the first quarter of 2003 was $844 million, an increase of 1.4% on a sequential quarter basis and 3.4% from a year ago. Total noninterest income increased to 69% of total revenues.

                                  1st          4th         1st
                                Quarter      Quarter     Quarter
                                -------      -------     -------
(In millions)                     2003         2002        2002
                                 -----         ----        ----
Servicing Fees
  Securities                      $474         $484        $453
  Global Payment Services           77           75          73
                                  ----         ----        ----
                                   551          559         526
Private Client Services
 and Asset Management Fees          90           88          83
Service Charges and Fees            98           93          83
Foreign Exchange and
 Other Trading Activities           65           51          63
Securities Gains                     7           13          31
Other                               33           29          31
                                  ----         ----        ----
Total Noninterest Income          $844         $833        $817
                                  ====         ====        ====


     Global payment services fees increased by 3% from the prior quarter and 5% from the first quarter of 2002. The increased revenues over both periods reflect higher funds transfer volumes, better product penetration, and increased multi-currency activity. This offset continued weakness in global trade services.

     Private client services and asset management fees for the first quarter were up 3% from the prior quarter and 8% from the first quarter of 2002. The sequential quarter increase reflects the continued strong demand for retail investment products such as annuities and mutual funds. The increase from the first quarter of 2002 was due to two acquisitions in 2002 and strong performance from Ivy Asset Management. Total assets under management were $76 billion at March 31, 2003, unchanged from December 31, 2002 and up from $71 billion a year ago.

     Service charges and fees were up 5% from the prior quarter and 18% from one year ago. These increases reflect new business wins and higher fees from capital markets and structured products.

     Foreign exchange and other trading revenues were up 27% compared with the prior quarter and up 5% from one year ago. Foreign exchange activity recovered modestly in the quarter as a result of increased volatility, but client flows from equity fund managers still remained weak by historical standards. Other trading revenues benefited from increased client-related interest rate hedging activity as clients continued to refinance in the low interest rate environment, as well as from overall strength in fixed income trading.

     Securities gains were generated from the Company's fixed income securities portfolio. As anticipated, first quarter gains were $7 million, down $6 million from the prior quarter and $24 million from a year ago. The decline from the first quarter of 2002 reflects the Company's reduction in its equity investing activities.


NET INTEREST INCOME

                                   1st         4th         1st
                                 Quarter     Quarter     Quarter
                                --------     -------     -------
(Dollars in millions)             2003        2002         2002
                                  ----        ----         ----
Net Interest Income               $386        $413         $412
Tax Equivalent Adjustment            9          10           13
                                  ----        ----         ----
Net Interest Income on a
 Tax Equivalent Basis             $395        $423         $425
                                  ====        ====         ====
Net Interest Rate
 Spread                           2.18%       2.25%        2.30%
Net Yield on Interest
 Earning Assets                   2.44        2.54         2.63


     Net interest income on a taxable equivalent basis was $395 million in the first quarter of 2003, compared with $423 million in the fourth quarter of 2002 and $425 million in the first quarter of 2002. The net interest rate spread was 2.18% in the first quarter of 2003, compared with 2.25% in the fourth quarter of 2002 and 2.30% in the first quarter of 2002. The net yield on interest earning assets was 2.44% in the first quarter of 2003, compared with 2.54% in the fourth quarter of 2002 and 2.63% in the first quarter of 2002.

     The decrease in net interest income from the fourth quarter of 2002 is primarily due to the full impact of the November 2002 Federal Reserve interest rate reduction which continued to result in spread compression on retail and institutional deposits, lower yields on the Company's floating rate commercial loan portfolio, and lower reinvestment yields in the fixed income securities portfolio. In addition, there were two less days in the first quarter. The decline in net interest income from the first quarter of 2002 reflects the impact of Federal Reserve interest rate reductions in 2002 and late in 2001, higher nonperforming loans, and lower reinvestment yields on fixed income securities.

     Interest income would have been increased by $5 million and $4 million for the first quarters of 2003 and 2002 if loans on nonaccrual status at March 31, 2003 and 2002 had been performing for the entire period.

NONINTEREST EXPENSE AND INCOME TAXES

                                            1st       4th       1st
                                          Quarter   Quarter   Quarter
                                          -------   -------   -------
(In millions)                               2003      2002      2002
                                            ----      ----      ----
Salaries and Employee Benefits              $423      $379      $388
Net Occupancy                                 58        56        49
Furniture and Equipment                       36        37        34
Clearing                                      29        33        26
Sub-custodian Expenses                        16        22        15
Software                                      35        31        27
Amortization of Goodwill and Intangibles       3         3         2
Other                                        139       139       107
                                            ----      ----      ----
Total Noninterest Expense                   $739      $700      $648
                                            ====      ====      ====

     Noninterest expense for the first quarter of 2003 was $739 million, compared with $700 million in the fourth quarter of 2002 and $648 million in the first quarter of 2002. Salaries and employee benefits increased by $44 million and $35 million, respectively, over the fourth quarter of 2002 and the first quarter of 2002 primarily due to a reduction in the credit on the Company's overfunded pension plan, the inception of stock option expensing in the first quarter of 2003, incentive compensation adjustments in the fourth quarter, higher medical costs and acquisitions. Excluding these items, salary and benefits were up $3 million, or 1%, from the fourth quarter, as strict control over employee headcount resulted in a staff decrease in excess of 125 persons for the first quarter of 2003, excluding acquisitions. The increase in noninterest expense compared with the first quarter of 2002 reflects investments in technology, business continuity, and acquisitions.

     The efficiency ratio for the first quarter was 60.0%, compared to 56.3% in the previous quarter and 53.3% in 2002.

     The effective tax rate for the first quarter of 2003 was 34.6%, compared with 35.9% in the fourth quarter of 2002 and 33.7% in the first quarter 2002. The effective tax rate was higher in the fourth quarter of 2002 due to the credit charges taken in the fourth quarter of 2002. The increase in the rate versus the first quarter of 2002 is attributable to lower tax credits and a decline in tax exempt income.

CREDIT LOSS PROVISION AND NET CHARGE-OFFS


                                  1st        4th        1st
                                Quarter    Quarter    Quarter
                                -------    -------    -------
(In millions)                     2003       2002       2002
                                  ----       ----       ----
Provision                         $ 40       $390       $ 35
                                  ====       ====       ====
Net Charge-offs:
  Commercial                     $ (21)     $(210)     $ (30)
  Foreign                            -        (18)         1
  Other                            (14)        (7)         -
  Consumer                          (5)        (5)        (6)
                                 ------     ------     ------
     Total                       $ (40)     $(240)     $ (35)
                                 ======     ======     ======

Other Real Estate Expenses        $  -       $  -       $  -


     The allowance for credit losses was $830 million, or 2.62% of loans at March 31, 2003, compared with $831 million, or 2.65% of loans at December 31, 2002 and $616 million, or 1.74% of loans at March 31, 2002. The ratio of the allowance to nonperforming assets was 190.4% at March 31, 2003, compared with 188.7% at December 31, 2002 and 223.8% at March 31, 2002.


Business Segments Review

Segment Data

The Company has an internal information system that produces performance data for its four business segments along product and service lines.

Business Segments Accounting Principles
---------------------------------------

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

Description of Business Segments
--------------------------------

The Company reports data for the following four business segments:

     Servicing and Fiduciary businesses comprise the Company's core services, including securities servicing, global payment services, and private client services and asset management. These businesses all share certain favorable attributes: they are well diversified and fee-based; the Company serves the role of an intermediary rather than principal, thereby limiting risk and generating stable earnings streams; and the businesses are scalable, which result in higher margins as revenues grow. Long-term trends that favor these businesses include the growth of financial assets worldwide, the globalization of investment activity, heightened demand for financial servicing outsourcing, and continuing structural changes in financial markets.

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

     Global payment services facilitates the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

     The Company is a market leader in many of these businesses and has aggressively expanded to both enhance and expand its product and service offerings and to add new clients. The Company has completed 48 acquisitions since 1998 in these core services, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services that meet its clients' needs.

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

     The Corporate Banking segment coordinates all banking and credit-related services to customers through its global relationship managers. The two main client bases served are financial institution clients and corporate clients. The Company's strategy is to focus on those clients and industries that are major users of securities servicing and global payment services and by leveraging existing relationships to create new business opportunities.

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

     Retail Banking includes retail deposit services, branch banking, consumer and residential mortgage lending. The Company operates 341 branches in 22 counties in the Tri-State region. The retail network is a stable source of low cost funding and provides a platform to cross-sell core services from the Servicing and Fiduciary businesses to both individuals and companies in the New York metropolitan area.

     Financial Markets includes trading of foreign exchange and interest rate risk management products, investing and leasing activities, and treasury services to other business segments. The segment offers a comprehensive array of multi-currency hedging and yield enhancement strategies, and complements other business segments. The Financial Markets segment centralizes interest rate risk management for the Company.

     There were no major customers from whom revenues were individually material to the Company's performance.

Business Review

Servicing and Fiduciary Businesses
----------------------------------


(In Millions)
For the Quarter Ended            3/31/03   12/31/02    3/31/02
---------------------            -------   -------     -------
Net Interest Income              $ 109      $ 116      $ 121
Provision for
  Credit Losses                      -         -           -
Noninterest Income                 687        693        658
Noninterest Expense                523        499        459
Income Before Taxes                273        310        320

Average Assets                 $ 7,317    $ 7,817    $ 8,970
Average Deposits                31,589     31,139     30,214
Nonperforming Assets                16         16          -

(In billions)
Assets Under Custody             6,783      6,775      6,857
Assets Under Management             76         76         71

S&P 500 Index                      848        880      1,147
NASDAQ Index                     1,341      1,336      1,845
NYSE Volume (In billions)         86.6       93.3       82.9
NASDAQ Volume (In billions)       88.8      103.5      107.7


     The Servicing and Fiduciary Services businesses are affected by market conditions which remained difficult throughout the first quarter of 2003.

     The S&P 500 Index was down 26% in the first quarter of 2003 from the first quarter of 2002, with average daily price levels off 24% from 2002. Performance for the NASDAQ Index in the first quarter of 2003 was even weaker, declining 27% from the first quarter of 2002 with average daily prices down by 28%.

     Daily average trading volumes for the New York Stock Exchange decreased by 7% in the first quarter of 2003 and average NASDAQ volumes declined by 14%, resulting in a total combined first quarter NYSE and NASDAQ trading volume down 11% from the fourth quarter.

     Global merger and acquisition activity was particularly weak, with completed transactions down 50% from the fourth quarter 2002. Equity issuance proceeds were off by 28% from the fourth quarter 2002.

     The diversification of the Company's business model provided stability through this difficult market environment. Overall, strong results in the Company's fixed income-linked businesses largely offset continued weakness in the equity-linked businesses, in particular execution services and depositary receipts. In the first quarter of 2003, noninterest income was $687 million compared with $693 million in the fourth quarter of 2002, and $658 million in the first quarter of 2002. Total securities servicing fees were up $21 million, or 5%, from a year ago, primarily due to acquisitions in 2002. Total securities servicing fees decreased slightly to $474 million in the first quarter of 2003 compared to $484 million in the fourth quarter of 2002 and $453 million in the first quarter of 2002.

     Fees from global issuer services were flat in comparison with the first quarter of 2002 and on a sequential quarter basis. Continued strong performance in corporate trust, which benefited from new debt issuance, largely offset decreased fees in depositary receipts resulting from the slowdown in cross-border investing and new capital raisings.

    Fees from investor services were relatively stable, with a slight increase on a sequential basis and over last year's first quarter. Strong performers on a sequential quarter basis included global custody and wholesale distribution services (formerly global liquidity services). Global custody benefited from the phase-in of new client wins, increased transaction volumes, and a weaker dollar. Wholesale distribution services benefited from the current uncertain market environment, which drove demand for the Company's cash sweep products. These areas largely offset the loss of a domestic outsourcing client. Year-over-year growth is primarily attributable to wholesale distribution services and an acquisition.

     Broker-dealer services was the strongest performer for the quarter in terms of sequential quarter and year-over-year fee growth. Strong performers on a sequential quarter basis included mutual fund services, government securities clearance and global collateral management. Mutual fund services benefited from the strong fixed income environment and a weaker dollar. Government securities clearance and global collateral management benefited in comparison with both periods from increased fixed income trading volumes, new clients, and expanded product offerings. Broker-dealer services also benefited from an acquisition that closed in the first quarter.

     Execution and clearing services decreased on a sequential quarter basis, reflecting the decline in market trading volumes in the first quarter. Execution and clearing services increased over last year, which is primarily due to several acquisitions in 2002.

     As of March 31, 2003, the Company had assets under custody of $6.8 trillion, including $1.9 trillion of cross-border custody assets. Despite the decline in equity asset price levels during the quarter, assets under custody were unchanged from December 31, 2002, reflective of the diversity of clients and assets serviced. Equity securities composed 25% of the assets under custody at March 31, 2003, while fixed income securities were 75%.

     Global payment services fees increased by 3% from the prior quarter, and increased by 5% from the first quarter of 2002. The increased revenues over both periods reflect higher funds transfer volumes, better product penetration, and increased multi-currency activity. This offset continued weakness in global trade services.

     Private client services and asset management fees for the first quarter were up 3% from the prior quarter and 8% from the first quarter of 2002. The sequential quarter increase reflects the continued strong demand for retail investment products such as annuities and mutual funds. The increase from the first quarter of 2002 was due to two acquisitions in 2002 and strong performance from Ivy Asset Management.

     Assets under management ("AUM") were $76 billion at March 31, 2003 compared with $71 billion at March 31, 2002, while assets under administration were $27 billion compared with $32.5 billion at March 31, 2002. The increase in assets under management reflects acquisitions and growth in the Company's alternative investments business, partially offset by a decline in asset values. The decline in assets under administration primarily reflects declines in market values. Institutional clients represent 65% of AUM while individual clients equal 35%. AUM at March 31, 2003, are 29% invested in equities, 24% in fixed income, 9% in alternative investments and the remainder in liquid assets.

     Net interest income in the Servicing and Fiduciary businesses segment was $109 million for the first quarter of 2003 compared with $116 million in the fourth quarter of 2002 and $121 million in the first quarter of 2002. The decrease in net interest income is primarily due to the decline in interest rates. Average assets for the quarter ended March 31, 2003 were $7.3 billion compared with $7.8 billion in the fourth quarter of 2002 and $9.0 billion in the first quarter of 2002. The first quarter of 2003 average deposits were $31.6 billion compared with $31.1 billion in the fourth quarter of 2002 and $30.2 billion in the first quarter of 2002.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the first quarter of 2003 and the fourth and first quarters of 2002.

Nonperforming assets were $16 million at March 31, 2003 and December 31, 2002, compared with zero at March 31, 2002.

     Noninterest expense for the first quarter of 2003 was $523 million, compared with $499 million in the fourth quarter of 2002 and $459 million in the first quarter of 2002. The rise in noninterest expense from 2002 was primarily due to acquisitions, the Company's continued investment in technology, a reduced pension credit and higher insurance expense.

Corporate Banking
-----------------


(In Millions)
For the Quarter Ended      3/31/03   12/31/02    3/31/02
---------------------      -------   --------    -------
Net Interest Income         $ 89        $ 97       $ 105
Provision for
  Credit Losses               30          34          35
Noninterest Income            75          67          69
Noninterest Expense           50          46          46
Income Before Taxes           84          84          93

Average Assets           $20,540     $21,601     $23,875
Average Deposits           7,158       7,469       6,901
Nonperforming Assets         409         414         268
Net Charge-offs               35         109          29


     The Corporate Banking segment's net interest income was $89 million in the first quarter of 2003, down from $97 million in the fourth quarter of 2002 and $105 million in the first quarter of 2002. The decreases reflect the continued reduction of average loans outstanding as well as a decline in the value of low cost short-term deposits given the lower interest rate environment. Average assets for the quarter were $20.5 billion compared with $21.6 billion in the fourth quarter of 2002 and $23.9 billion in the first quarter of last year. Average deposits in the corporate bank were $7.2 billion versus $7.5 billion in the fourth quarter of 2002 and $6.9 billion in 2002.

     The first quarter 2003 provision for credit losses was $30 million compared with $34 million in the fourth quarter of 2002 and $35 million last year. Net charge-offs in the Corporate Banking segment were $35 million in the first quarter of 2003, $109 million in the fourth quarter of 2002, and $29 million in the first quarter of 2002. The charge-offs in 2003 primarily relate to loans to corporate borrowers. Nonperforming assets were $409 million at March 31, 2003, essentially flat compared with $414 million in the fourth quarter of 2002 and up from $268 million in the first quarter of 2002. The increase in nonperforming assets from the first quarter of 2002 primarily reflects exposures to the operating subsidiaries of a large cable operator.

     Noninterest income was $75 million in the current quarter, compared with $67 million in the fourth quarter of 2002 and $69 million in the first quarter a year ago reflecting higher volumes of standby letters of credit and increased capital markets activity. Noninterest expense in the first quarter increased to $50 million from $46 million in both the fourth quarter and first quarter of 2002 reflecting higher compensation expense, partially due to a reduced pension credit.

Retail Banking
--------------


(In Millions)
For the Quarter Ended                      3/31/03    12/31/02     3/31/02
---------------------                     ----------  --------     -------
Net Interest Income                          $ 111      $ 113       $ 113
Provision for
  Credit Losses                                  4          4           3
Noninterest Income                              29         30          30
Noninterest Expense                             86         81          81
Income Before Taxes                             50         58          59

Average Assets                             $ 5,382    $ 5,262     $ 4,810
Average Noninterest-Bearing Deposits         4,430      4,480       4,154
Average Deposits                            13,722     13,598      13,247
Nonperforming Assets                            10         10           7
Net Charge-offs                                  5          5           6

Number of Branches                             341        341         343
Total Deposit Accounts (In thousands)        1,192      1,207       1,236


     Net interest income in the first quarter of 2003 was $111 million, compared with $113 million in the fourth quarter of 2002 and $113 million in the first quarter of 2002, reflecting spread compression on deposits. Noninterest income was $29 million for the quarter compared with $30 million last year and on a sequential quarter basis. The decrease reflects lower service charges on deposit accounts as a result of promotional programs. Noninterest expense in the first quarter of 2003 was $86 million compared with $81 million in each of the previous year's periods. These increases reflect higher branch automation expense, a reduced pension credit, and higher insurance expense.

     Net charge-offs were $5 million in the first quarter of 2003, $5 million in the fourth quarter of 2002 and $6 million in the first quarter of 2002. Nonperforming assets were $10 million in the first quarter of 2003 compared with $10 million at December 31, 2002 and $7 million at March 31, 2002 reflecting modest deterioration in the Company's small business loan portfolio.

     Average deposits generated by the Retail Banking segment were $13.7 billion in the first quarter of 2003, compared with $13.6 billion in the fourth quarter of 2002 and $13.2 billion in the first quarter of 2002. Noninterest bearing deposits were $4.4 billion this quarter, compared with $4.5 billion in the fourth quarter of 2002 and $4.2 billion in the first quarter of 2002. The increase in deposits reflects current consumer preferences for the safety of bank deposits versus the volatility of the equity markets. Average assets in the retail banking sector were $5.4 billion, compared with $5.3 billion in the fourth quarter of 2002 and $4.8 billion in the first quarter of 2002. The increases reflect strong demand for home equity loans, as well as increased small business lending.

Financial Markets
-----------------


(In Millions)
For the Quarter Ended                3/31/03    12/31/02   3/31/02
---------------------              ----------  ---------   -------
Net Interest Income                    $ 79       $ 93        $ 85
Provision for
  Credit Losses                           5          5           5
Noninterest Income                       50         40          53
Noninterest Expense                      24         22          22
Income Before Taxes                     100        106         111

Average Assets                      $44,632    $43,281     $39,758
Average Deposits                      4,917      4,806       2,018
Average Investment Securities        17,977     17,259      12,789
Net Charge-offs                           -        127           -


     Net interest income for the first quarter was $79 million compared with 2002's $93 million on a sequential quarter basis and $85 million a year ago reflecting lower reinvestment yields offset by an increase in assets, primarily highly-rated mortgage-backed securities. Average first quarter 2003 assets in the Financial Markets segment were $44.6 billion, up from $43.3 billion on a sequential quarter basis and $39.8 billion last year. The increase in assets reflects the Company's continuing strategy to reduce investment in higher risk corporate loans and increase holdings of highly-rated, more liquid investment securities.

     Noninterest income was $50 million in the first quarter of 2003, compared with $40 million in the fourth quarter of 2002 and $53 million in the first quarter of 2002. The positive variance versus the fourth quarter of 2002 reflects higher trading related revenues, as client-related hedging activity increased given the low interest rate environment. The decrease versus a year ago was caused by a decline in securities gains. Net charge-offs were zero in the first quarters of 2003 and 2002 and $127 million in the fourth quarter of 2002. Fourth quarter 2002 charge-offs were related to aircraft leasing. Noninterest expense was essentially flat at $24 million in the first quarter of 2003, compared with $22 million in last year's fourth quarter and first quarter.

The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.



In Millions
                         Servicing
                            and
For the Quarter Ended    Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
March 31, 2003           Businesses   Banking    Banking   Markets      Items        Total
---------------------    ----------  ---------   -------  ---------  -----------  ------------
(In Millions)
Net Interest Income         $ 109       $ 89      $ 111      $ 79      $  (2)       $ 386
Provision for
  Credit Losses                 -         30          4         5          1           40
Noninterest Income            687         75         29        50          3          844
Noninterest Expense           523         50         86        24         56          739
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 273       $ 84      $  50      $100      $ (56)       $ 451
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        54%        16%        10%       20%
Average Assets             $7,317    $20,540     $5,382   $44,632    $ 2,605      $80,476



In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
December 31, 2002       Businesses   Banking    Banking   Markets      Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $ 116      $  97      $ 113      $ 93      $  (6)       $ 413
Provision for
  Credit Losses                -         34          4         5        347          390
Noninterest Income           693         67         30        40          3          833
Noninterest Expense          499         46         81        22         52          700
                           -----      -----      -----      ----      -----        -----
Income Before Taxes        $ 310      $  84      $  58      $106      $(402)       $ 156
                           =====      =====      =====      ====      =====        =====

Contribution Percentage       56%        15%        10%       19%
Average Assets            $7,817    $21,601     $5,262   $43,281    $ 2,554      $80,515



In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
March 31, 2002          Businesses   Banking    Banking   Markets      Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $ 121      $ 105      $ 113      $ 85      $ (12)       $ 412
Provision for
  Credit Losses                -         35          3         5         (8)          35
Noninterest Income           658         69         30        53          7          817
Noninterest Expense          459         46         81        22         40          648
                           -----      -----      -----      ----      -----        -----
Income Before Taxes        $ 320      $  93      $  59      $111      $ (37)       $ 546
                           =====      =====      =====      ====      =====        =====

Contribution Percentage       55%        16%        10%       19%
Average Assets            $8,970    $23,875     $4,810   $39,758    $ 2,194      $79,607


Reconciling Items
-----------------

Description - Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill and intangibles. Reconciling items for noninterest income primarily relate to the sale of certain securities and certain other gains. Reconciling items for noninterest expense primarily reflects corporate overhead as well as amortization of intangibles and severance. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.


                                   First     Fourth      First
                                  Quarter    Quarter    Quarter
(In millions)                       2003       2002       2002
                                  -------    -------    -------
Segment's revenue                 $1,229     $1,249     $1,234

Adjustments:
     Earnings associated with
       assignment of capital         (18)       (22)       (26)
     Securities gains                  -          -          4
     Other gains                       4          5          4
     Taxable equivalent basis and
       other tax-related items        16         15         15
     Other                            (1)        (1)        (2)
                                  ------     ------     ------
Subtotal-revenue adjustments           1         (3)        (5)
                                  ------     ------     ------
Consolidated revenue              $1,230     $1,246     $1,229
                                  ======     ======     ======

Segment's income before tax       $  507     $  558     $  583
Adjustments:
     Revenue adjustments (above)       1         (3)        (5)
     Provision for credit losses
       different than GAAP            (1)      (347)         8
     Severance costs                  (2)        (4)        (3)
     Goodwill and
       intangible amortization        (3)        (3)        (2)
     Corporate overhead              (51)       (45)       (35)
                                  ------     ------     ------
Consolidated income before tax    $  451     $  156     $  546
                                  ======     ======     ======

Segments' total average assets   $77,871    $77,961    $77,413
Adjustments:
     Goodwill and intangibles      2,605      2,554      2,194
                                 -------    -------    -------
Consolidated average assets      $80,476    $80,515    $79,607
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

     The reconciling item for the provision for loan losses primarily relates to Corporate Banking and in 2003 to aircraft leases in Financial Markets. Goodwill and intangible amortization primarily relates to the Securities Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures.


CONSOLIDATED BALANCE SHEET REVIEW
---------------------------------

     The Company's assets were $79.5 billion at March 31, 2003, compared with $77.6 billion at December 31, 2002, and $76.8 billion at March 31, 2002. The increase in assets at March 31, 2003 compared to December 31, 2002 reflects the investment of higher levels of customer deposits. Investment securities as a percent of the Company's quarter-end assets increased to 25% at March 31, 2003, compared with 18% at March 31, 2002. Loans as a percentage of assets declined to 39% at March 31, 2003, versus 45% at March 31, 2002. These changes reflect the Company's continuing strategy to reduce its asset investment in higher risk corporate loans and to increase its investment in highly-rated investment securities, thereby improving both its credit and liquidity profile.

     Return on average common equity for the first quarter of 2003 was 17.80%, compared with 5.99% in the fourth quarter of 2002, and 23.76% in the first quarter of 2002. Return on average assets for the first quarter of 2003 was 1.49%, compared with 0.49% in the fourth quarter of 2002, and 1.84% in the first quarter of 2002. The Company's performance ratios for the fourth quarter of 2002 were impacted by the higher fourth quarter provision for credit losses.


INVESTMENT SECURITIES

     Total investment securities were $19.6 billion at March 31, 2003, compared with $18.3 billion at December 31, 2002, and $13.7 billion at March 31, 2002. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities. Since December 31, 2002, the Company has added approximately $1.5 billion of mortgage-backed securities to its investment portfolio. Average investment securities were $18.0 billion in the first quarter of 2003, compared with $17.3 billion in the fourth quarter of 2002 and $12.8 billion in the first quarter of last year.

     Net unrealized gains for securities available-for-sale were $325 million at March 31, 2003, compared with $338 million at December 31, 2002.

LOANS

     Total loans were $31.7 billion at March 31, 2003, compared with $31.3 billion at December 31, 2002, and $35.4 billion last year. Average loans were $32.0 billion in the first quarter of 2003, compared with $33.3 billion in the fourth quarter of 2002 and $35.5 billion at March 31, 2002. The decrease on a sequential quarter basis reflects the Company's continued reduction of corporate loan exposures, as it reallocates capital towards its fee-based businesses.

     The Company has made steady progress in reducing its exposure to higher risk credits and will continue its intensive efforts to do so in the telecom segment as well as throughout the loan portfolio. The Company continued to make progress in its risk reduction efforts during the quarter. Total exposures to corporate clients were reduced by $2.0 billion, with telecom exposures reduced by $108 million. The following tables provide additional details on the Company's loan exposures and outstandings at March 31, 2003 in comparison to December 31, 2002.


Overall Loan Portfolio
----------------------

                                       Unfunded     Total             Unfunded     Total
(dollars in billions)          Loans  Commitments  Exposure   Loans  Commitments  Exposure
                              ----------------------------- ------------------------------
                              3/31/03   3/31/03    3/31/03  12/31/02  12/31/02    12/31/02
                              --------  -------    -------  --------  --------    --------

Financial Institutions         $ 8.5    $21.4       $29.9     $ 7.0     $23.0      $30.0
Corporate                        7.1     23.6        30.7       8.2      24.5       32.7
                               -----    -----       -----     -----     -----       ----
                                15.6     45.0        60.6      15.2      47.5       62.7
                               -----    -----       -----     -----     -----       ----
Consumer & Middle Market         8.0      4.1        12.1       8.0       4.1       12.1
Leasing Financings               5.6      0.1         5.7       5.6       0.1        5.7
Commercial Real Estate           2.5      0.8         3.3       2.5       0.8        3.3
                               -----    -----       -----     -----     -----      -----
Total                          $31.7    $50.0       $81.7     $31.3     $52.5      $83.8
                               =====    =====       =====     =====     =====      =====

(1) Includes assets held for sale.

(2) Unfunded commitments include letters of credit.

(3) Excludes acceptances due from customers.

Financial Institutions
----------------------

The financial institutions portfolio exposure was virtually unchanged at $29.9 billion at March 31, 2003 compared to $30.0 billion at December 31, 2002. These exposures are of high quality, with 89% meeting the investment grade criteria of the Company's rating system. The exposures are generally short-term, with 75% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.


(Dollars in billions)
                            03/31/03                                  12/31/02
                  ------------------------------               -----------------------------
                           Unfunded     Total     %Inv  %due            Unfunded     Total
Lending Division   Loans  Commitments  Exposures  Grade <1 Yr  Loans   Commitments Exposures
----------------  ------  -----------  ---------  ----- ------ ------  ----------- ---------
Banks             $ 2.9    $ 3.9       $ 6.8       74%   81%   $2.9      $ 4.5      $ 7.4
Securities
 Industry           3.2      4.0         7.2       95    97     1.7        3.9        5.6
Insurance           0.4      5.2         5.6       95    63     0.4        5.5        5.9
Government          0.2      4.8         5.0       98    50     0.2        5.5        5.7
Asset Managers      1.3      2.4         3.7       85    74     1.2        2.8        4.0
Mortgage Banks      0.3      0.6         0.9       91    78     0.4        0.5        0.9
Endowments          0.2      0.5         0.7       99    80     0.2        0.3        0.5
                  -----    -----       -----      ---   ----   ----      -----      -----
   Total          $ 8.5    $21.4       $29.9       89%   75%   $7.0      $23.0      $30.0
                  =====    =====       =====      ===   ====   ====      =====      =====

Corporate
---------

The corporate portfolio exposure declined to $30.7 billion at March 31, 2003 from $32.7 billion at year-end 2002. Approximately 71% of the portfolio is investment grade. On average, 35% of the portfolio matures each year. In 2002, the Company announced it expects to reduce its corporate exposure by $9 billion to $25 billion by the end of 2004. At March 31, 2003, this portfolio had been reduced by $3.3 billion of the $9 billion target.


(Dollars in billions)
                        03/31/03                                  12/31/02
                  -----------------------------                -----------------------------
                           Unfunded      Total     %Inv  %due            Unfunded    Total
Lending Division   Loans  Commitments  Exposures  Grade <1 Yr  Loans   Commitments Exposures
----------------  ------  -----------  ---------  ----- ------ ------  ----------- ---------

Media             $ 1.7    $ 2.2       $ 3.9       57%    9%   $1.9      $ 2.4       $4.3
Cable               0.9      0.7         1.6       36     5     1.0        0.6        1.6
Telecom             0.6      0.8         1.4       43    33     0.7        0.8        1.5
                  -----    -----       -----       --    --    ----      -----      -----
   Subtotal         3.2      3.7         6.9       49%   13%    3.6        3.8        7.4

Utilities           0.4      2.9         3.3       87    73     0.7        3.0        3.7
Retailing           0.1      2.4         2.5       73    41     0.2        2.6        2.8
Automotive          0.2      2.5         2.7       78    39     0.2        2.6        2.8
Oil & Gas           0.4      1.7         2.1       75    39     0.4        1.7        2.1
Healthcare          0.3      1.4         1.7       83    32     0.4        1.5        1.9
Other*              2.5      9.0        11.5       76    34     2.7        9.3       12.0
                  -----    -----       -----       --    --    ----      -----      -----
   Total          $ 7.1    $23.6       $30.7       71%   35%   $8.2      $24.5      $32.7
                  =====    =====       =====       ==    ==    ====      =====      =====

* Diversified portfolio of industries and geographies


     Media, cable, and telecommunications has been a significant industry specialization of the Company historically. The Company has specifically targeted the telecom portfolio for continued reduction in exposure with a goal of reducing the telecom portfolio below $750 million by December 31, 2004. In the first quarter, the Company reduced telecom exposure by $108 million.

     The Company's exposure to the airline industry consists of a $631 million aircraft leasing portfolio as well as $55 million of direct lending. The aircraft leasing portfolio consists of $285 million to major U.S. carriers, $251 million to foreign airlines and $95 million to U.S. regionals. The Company's exposure to foreign airlines includes a $13 million real estate lease exposure to a Canadian airline which declared bankruptcy in April of 2003.

     Given the bankruptcies of two major domestic airlines in 2002 and the current operating environment, the Company has been carefully monitoring its airline exposure. Industry fundamentals are not strong, and the industry has limited access to the capital markets. The airline industry's excess capacity, caused in part by the World Trade Center Disaster (the "WTC Disaster"), the war in Iraq, other geopolitical events, and more recently the SARS epidemic, have significantly reduced the value of aircraft in the secondary market.

     In 2002, the Company recorded a $225 million provision for its airline exposure and charged-off $125 million of its $130 million exposure to a bankrupt airline. During the first quarter, the situation at a bankrupt airline improved while the conditions at another airline engaged in labor negotiations deteriorated. The Company reallocated its reserves to reflect that, with the overall reserves related to airlines increasing modestly.


NONPERFORMING ASSETS

                                                                   Change
                                                                 3/31/03 vs.
(Dollars in millions)                3/31/03       12/31/02       12/31/02
                                     --------      --------       --------
Category of Loans:
     Commercial                        $327           $321          $ 6
     Foreign                             75             84           (9)
     Other                               34             34            -
                                       ----           ----          ---
  Total Nonperforming Loans             436            439           (3)
Other Real Estate                         -              1           (1)
                                       ----           ----          ----
  Total Nonperforming Assets           $436           $440          $(4)
                                       ====           ====          ====
Nonperforming Assets Ratio              1.4%           1.4%
Allowance/Nonperforming Loans         190.4          189.1
Allowance/Nonperforming Assets        190.4          188.7


     Nonperforming assets totaled $436 million at March 31, 2003, compared with $440 million at December 31, 2002, and $275 million at March 31, 2002. In the first quarter of 2003, paydowns and the sales of nonperforming loans were partially offset by the addition of a $52 million loan to a retailer. The level of nonperforming assets prospectively will depend upon the strength and pace of the U.S. economic recovery.

IMPAIRED LOANS

The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans:

(Dollars in millions)                         3/31/03           12/31/02
                                             --------           --------

Impaired Loans with an Allowance                $371               $376
Impaired Loans without an Allowance(1)            40                 27
                                                ----               ----
Total Impaired Loans                            $411               $403
                                                ====               ====
Allowance for Impaired Loans(2)                 $183               $167
Average Balance of Impaired Loans
 during the Quarter                             $407               $343
Interest Income Recognized on
 Impaired Loans during the Quarter              $1.0               $0.1

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

ALLOWANCE

     The allowance for credit losses was $830 million, or 2.62% of loans at March 31, 2003, compared with $831 million, or 2.65% of loans at December 31, 2002 reflecting stability in credit quality in the first quarter of 2003. During the quarter, credit quality related to certain corporate credits improved which offset a continued decline in credit quality related to airline exposures. The ratio of the allowance to nonperforming assets was 190.4% at March 31, 2003, compared with 188.7% at December 31, 2002. Included in the Company's allowance for credit losses at March 31, 2003 is an allocated transfer risk reserve related to Argentina of $26 million.

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

     The third element - pass rated credits - is based on the Company's expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower's credit rating, loss given default rating, estimated exposure at default, and maturity. The credit rating is judgmental and is dependent upon the borrower's estimated probability of default. The loss given default incorporates a recovery expectation based on historical experience, collateral, and structure. Borrower and loss given default ratings are reviewed semi-annually at minimum and are periodically mapped to third party, including rating agency, default and recovery data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. All current consumer loans are included in the pass rated consumer pools.

     The fourth element - an unallocated allowance - is based on management's judgment regarding the following factors:

   -  Economic conditions including duration of the current economic cycle
   -  Past experience including recent loss experience
   -  Credit quality trends
   -  Collateral values
   -  Volume, composition, and growth of the loan portfolio
   -  Specific credits and industry conditions
   -  Results of bank regulatory and internal credit exams
   -  Actions by the Federal Reserve Board
   - Delay in receipt of information to evaluate loans or confirm existing credit deterioration
   -  Geopolitical issues and their impact on the economy


     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                  3/31/03      12/31/02
                                  -------      -------

Domestic
     Real Estate                        3%           3%
     Commercial                        75           75
     Consumer                           1            1
Foreign                                 9            9
Unallocated                            12           12
                                      ---          ---
                                      100%         100%
                                      ===          ===

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

DEPOSITS
--------

     Total deposits were $56.9 billion at March 31, 2003, compared with $55.4 billion at December 31, 2002. The increase was primarily due to additional deposits from global payment services clients that invested their excess cash positions with the Company. Noninterest-bearing deposits were $13.6 billion at March 31, 2003, compared with $13.3 billion at December 31, 2002. Interest-bearing deposits were $43.3 billion at March 31, 2003, compared with $42.1 billion at December 31, 2002.

WORLD TRADE CENTER DISASTER UPDATE

     During the first quarter of 2003, the Company incurred $13 million in expenses associated with interim space, business interruption, and the restoration of facilities, which was offset by an insurance recovery.

     The Company is actively engaged in subletting its interim operating facilities. Through March 31, 2003, the Company had terminated or sublet 652,000 square feet and had 648,000 square feet remaining to sublet. The Company's estimate of its sublease loss as of March 31, 2003 was $299 million. At March 31, 2003, the Company had reserved for approximately 51% of the future costs associated with the subleases. The Company expects the remainder of the costs to be covered by income from subletting these properties.

     The financial statement impact of the WTC disaster is shown in the table below:
      (In millions)                           2003
                                              ----
      WTC Expenses                           $  13
      Insurance Recovery                        13
                                             -----
      Pre-tax Impact                         $   -
                                             =====

      Cumulative Insurance Recovery          $ 657
      Cumulative Cash Advances from
       Insurance Companies                    (400)
                                             -----
      Receivable from Insurance Companies
       at March 31, 2003                     $ 257
                                             =====

     Future cash advances will largely relate to the sublease loss and business interruption costs. The Company expects to record modest additional insurance recoveries in 2003 and 2004 as it completes the move of its data centers from interim locations to final locations.


CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting and Reporting Policies" in the Company's 2002 Annual Report on Form 10-K. Two of the Company's more critical accounting policies are those related to the allowance for credit losses and to the valuation of derivatives and securities where quoted market prices are not available.


ALLOWANCE FOR CREDIT LOSSES
----------------------------

     The allowance for credit losses represents management's estimate of probable losses inherent in the Company's loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company's internal rating are consistent with external rating agency default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

     The Company's unallocated allowance is established via a process that begins with estimates of probable loss inherent in the portfolio, based upon the following factors:

   -  Economic conditions, including duration of the current cycle
   -  Past experience, including recent loss experience
   -  Credit quality trends

   -  Collateral values
   -  Volume, composition, and growth of the loan portfolio
   -  Specific credits and industry conditions
   -  Results of bank regulatory and internal credit exams
   -  Actions by the Federal Reserve Board
   - Delay in receipt of information to evaluate loans or confirm existing credit deterioration
   -  Geopolitical issues and their impact on the economy

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

     One key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At March 31, 2003, the unallocated allowance was 12% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $42 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade lower, the allowance would have increased by $91 million, while if each pass credit were rated one grade higher, the allowance would have declined by $72 million.

     For non pass rated credits, if the loss given default were 10% higher, the allowance would have increased by $40 million, while if the loss given default were 10% lower, the allowance would have decreased by $46 million.

     For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $23 million, respectively.

VALUATION OF DERIVATIVES AND SECURITIES WHERE QUOTED MARKET PRICES ARE NOT
--------------------------------------------------------------------------
 AVAILABLE
 ----------

When quoted market prices are not available for derivatives and securities values, such values are determined at fair value, which is defined as the value at which positions could be closed out or sold in a transaction with a willing counterparty over a period of time consistent with the Company's trading or investment strategy. Fair value for these instruments is determined based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Financial models use as their basis independently sourced market parameters including, for example, interest rate yield curves, option volatilities, and currency rates. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by external parties. The Company's valuation process takes into consideration factors such as counterparty credit quality, liquidity and concentration concerns. The Company applies judgement in the application of these factors. In addition, the Company must apply judgment when no external parameters exist. Finally, other factors can affect the Company's estimate of fair value including market dislocations, incorrect model assumptions, and unexpected correlations.

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in the footnote 1 "Summary of Significant Accounting and Reporting Policies" in the Company's 2002 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at March 31, 2003, approximately $3.1 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $78 million.


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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $14.5 billion and $14.3 billion on an average basis for the first three months of 2003 and 2002. Stable foreign deposits, primarily from the Company's European based securities servicing business, were $23.9 billion and $25.2 billion for the first three months of 2003 and 2002. Savings and other time deposits were $9.8 billion on a year-to-date average basis at March 31, 2003 compared to $9.7 billion at March 31, 2002. A significant reduction in the Company's securities businesses would reduce its access to foreign deposits.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a collateralized line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At March 31, 2003, the amount of dividends the Bank could pay to the Parent and remain in compliance with federal bank regulatory requirements was

$159 million. This dividend capacity would increase in the remainder of 2003 to the extent of net income, less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $434 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     The Parent has a line of credit with the Bank, which is subject to limits imposed by federal banking law. At March 31, 2003, the Parent could use the subsidiaries' liquid securities as collateral to allow it to borrow $104 million rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. The Parent had no borrowings from the Bank at March 31, 2003.

     For the quarter ended March 31, 2003, the Parent's quarterly average commercial paper borrowings were $161 million compared with $235 million in 2002. Commercial paper outstandings were $131 million, $136 million, and $87 million at March 31, 2003, December 31, 2002, and March 31, 2002. At March 31, 2003, the Parent had cash of $518 million compared with cash of $398 million at December 31, 2002 and $429 million at March 31, 2002. Net of commercial paper outstanding, the Parent's cash position at March 31, 2003 was up $125 million compared with December 31, 2002. The increase was in anticipation of funding the Pershing acquisition.

     The Parent has back-up lines of credit of $275 million at financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at March 31, 2003 and March 31, 2002.

     The Parent also has the ability to access the capital markets. At May 6, 2003, the Parent has a shelf registration statement with a capacity of $1,347 million of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of April 30, 2003 were as follows:

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

Moody's           P-1           A1               Aa3              Aa2

Fitch             F1+           A+               AA-              AA

     The Parent's major uses of funds are payment of principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

     The Parent has approximately $710 million of long-term debt that becomes due in 2003 subsequent to March 31, 2003. In addition, at March 31, 2003, the Parent has the option to call $330 million of subordinated debt in 2003 which it will call and refinance if market conditions are favorable. In the first quarter of 2003, the Company redeemed $195 million of debt. In April 2003, the Company called for redemption $300 million of its 7.05% Series D trust preferred securities as well as $10 million of subordinated debt. The Parent expects to refinance any debt it repays by issuing a combination of trust preferred securities and senior and subordinated debt.

     In April 2003, the Parent issued $750 million of extendible securities due in May 2004. Holders of these securities have the option to extend the maturity each month. If the maturity is not extended, the securities become due in one year. See Capital for discussion of changes in common stock, trust preferred securities, and subordinated debt of the Parent.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at March 31, 2003 and 2002 was 100.82% and 98.39%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Earnings and other operating activities used $0.5 billion in cash flows at March 31, 2003, compared with $0.6 billion used by operating activities at March 31, 2002. The changes in cash flows from operations in 2003 and 2002 were principally the result of changes in trading activities and changes in accruals.

     In the first quarter of 2003, cash used by investing activities was $1.7 billion as compared to cash provided by investing activities in the first quarter of 2002 of $3.7 billion. In the first quarter of 2003, purchases of securities available-for-sale was a significant use of funds. In the first quarters of 2003 and 2002, cash was used to increase the Company's investment securities portfolio, which is part of an ongoing strategy to shift the Company's asset mix from loans towards highly rated investment securities and short-term liquid assets. In 2002, this was offset by reductions in interest bearing deposits in banks and federal funds sold and securities purchased under resale agreements.

     In the first quarter of 2003, cash provided by financing activities was $1.9 billion as compared to cash used by financing activities in the first quarter of 2002 of $2.6 billion. The Company used deposits to finance its investing activities in the first quarter of 2003 while in 2002 deposits were a net use of funds. In the first quarter of 2002, financing activities used cash to buy back the Company's common shares and pay dividends.


CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and The Bank of New York ("the Bank"), in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of March 31, 2003 and 2002, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets). If a bank holding company or bank fails to qualify as "adequately capitalized", regulatory sanctions and limitations are imposed. The Company's and the Bank's capital ratios are as follows:


                  March 31, 2003          March 31, 2002
                ---------------------  ---------------------               Well       Adequately
                                                              Company   Capitalized   Capitalized
                   Company     Bank       Company     Bank    Targets   Guidelines    Guidelines
                   -------     ----       -------    ------   -------   -----------   -----------
Tier 1*              7.92%     7.92%       8.43%     8.03%     7.75%        6%            4%
Total Capital**     12.72     12.34       12.56     12.03     11.75        10             8
Leverage             6.68      6.63        7.19      6.82      6.50         5            3-5
Tangible Common
  Equity             5.51      6.27        5.51      6.41    5.25-6.00    N.A.           N.A.

* Tier 1 capital consists, generally, of common equity and certain qualifying preferred stock, less goodwill.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

The following table presents the components of the Company's risk-based capital at March 31, 2003 and 2002:

(in millions)                                     2003                2002
                                                  ----                ----

Common Stock                                    $6,874              $6,354
Preferred Stock                                      -                   -
Preferred Trust Securities                       1,100               1,500
Adjustments: Intangibles                        (2,612)             (2,241)
             Securities Valuation Allowance       (179)                (63)
             Merchant Banking Investments           (3)                  -
                                                ------              ------
Tier 1 Capital                                   5,180               5,550
                                                ------              ------
Qualifying Unrealized Equity Security Gains          -                  26
Qualifying Subordinated Debt                     2,330               2,078
Qualifying Allowance for Loan Losses               804                 613
                                                ------              ------
Tier 2 Capital                                   3,134               2,717
                                                ------              ------
Total Risk-based Capital                        $8,314              $8,267
                                                ======              ======

Risk-Adjusted Assets                           $65,378             $65,828
                                               =======             =======

     On May 1, 2003, in connection with the acquisition of Pershing, the Company settled its forward sale of 40 million common shares in exchange for approximately $1 billion. In April 2003, the Company called for redemption its $300 million 7.05% Series D Trust Preferred securities effective June 1, 2003. The Company issued $350 million 5.95% Series F Trust Preferred securities in April 2003. These securities mature on May 1, 2033 and are callable starting May 1, 2008. The Company issued $400 million of subordinated debt in 2003. Through May 5, 2003, the Company issued an additional $55 million of subordinated debt.

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

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 2003 and March 31, 2002 are as follows:

                                                            1st Quarter 2003
                                 March 31, 2003                 Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 53,723   $   63    $    -     $   87    $    -
  Swaps                     153,355    1,883       576      1,627       441
  Written Options           118,467        -     1,495          -     1,387
  Purchased Options          54,614      254         -        225         -
Foreign Exchange Contracts:
  Swaps                       2,455        -         -          -         -
  Written Options            13,205        -        64          -        71
  Purchased Options          16,845       72         -         58         -
  Commitments to Purchase
  and Sell Foreign Exchange  51,863      283       324        425       399
Debt Securities                   -    5,190         1      5,712         2
Credit Derivatives            1,808        6         2          6         2
Equity Derivatives                -       16         -         23         7
                                      ------    ------     ------    ------
Total Trading Account                 $7,767    $2,462     $8,163    $2,309
                                      ======    ======     ======    ======


                                                            1st Quarter 2002
                                    March 31, 2002               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $  1,922   $    -    $    -    $    27    $    -
  Swaps                     136,416    1,224       647      1,363       671
  Written Options           103,842        -       927          -       967
  Purchased Options          38,993      124         -        158         -
Foreign Exchange Contracts:
  Swaps                       1,639        -         -          -         -
  Written Options            10,617        -        74          -        21
  Purchased Options          13,605       98         -         79         -
  Commitments to Purchase
  and Sell Foreign Exchange  53,514      330       331        452       461
Debt Securities                   -    6,532         -      8,750         -
Credit Derivatives            1,969       31        23         26        48
Equity Derivatives                -       18         -         45        22
                                      ------    ------    -------    ------
Total Trading Account                 $8,357    $2,002    $10,900    $2,190
                                      ======    ======    =======    ======

     The Company's trading activities are focused on acting as a market maker for the Company's customers. The risk from these market making activities and from the Company's own positions is managed by the Company's traders and limited in total exposure as described below.

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


(In millions)                       1st Quarter 2003
                      ------------------------------------------
                      Average    Minimum    Maximum     3/31/03
                      --------   --------   --------    --------
Interest Rate           $4.8       $2.3      $11.4       $7.8
Foreign Exchange         0.8        0.5        1.3        0.8
Equity                   0.1          -        0.4          -
Diversification         (1.2)        NM         NM       (1.0)
Overall Portfolio        4.5        2.0       11.4        7.6



(In millions)                       1st Quarter 2002
                      ------------------------------------------
                      Average    Minimum    Maximum     3/31/02
                      --------   --------   --------   ---------
Interest Rate           $5.2       $3.4       $9.2       $5.6
Foreign Exchange         1.0        0.6        2.0        1.2
Equity                     -          -          -          -
Diversification         (1.6)        NM         NM       (1.7)
Overall Portfolio        4.6        3.0        8.3        5.1


NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


     During the first quarter of 2003, interest rate risk generated approximately 84% of average VAR while foreign exchange accounted for 14% VAR. During the first quarter of 2003, the daily trading loss did not exceed the calculated VAR amounts on any given day.


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

(In millions)                             2003        %
                                          ----      ----
     +200 bp Ramp vs. Stable Rate       $(35.2)     (2.2)%
     +100 bp Ramp vs. Stable Rate        (16.2)     (1.0)
      -50 bp Ramp vs. Stable Rate         (2.3)     (0.1)

     These scenarios do not include the strategies that management could employ to limit the impact as interest rate expectations change.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. For example, based on the level of interest rates at December 31, 2002, the Company does not believe it would be able to reduce rates on all its deposit products if there are further declines in interest rates. In addition, if interest rates rise, the Company's portfolio of mortgage related assets would have reduced returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

STATISTICAL INFORMATION
-----------------------

                      THE BANK OF NEW YORK COMPANY, INC.
           Average Balances and Rates on a Taxable Equivalent Basis
                             (Dollars in millions)



                                            For the three months             For the three months
                                            ended March 31, 2003             ended March 31, 2002
                                       ------------------------------   ------------------------------
                                       Average                Average   Average                Average
                                       Balance    Interest     Rate     Balance    Interest     Rate
                                       -------    --------    -------   -------    --------    -------
ASSETS
------
Interest-Bearing Deposits
 in Banks (primarily foreign)          $ 4,987       $  30       2.40%  $ 5,221       $  35      2.72%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       5,003          15       1.24     3,308          14      1.75
Loans
 Domestic Offices                       19,084         217       4.63    19,355         245      5.14
 Foreign Offices                        12,888          97       3.04    16,175         138      3.46
                                       -------       -----              -------       -----
   Total Loans                          31,972         314       3.99    35,530         383      4.38
                                       -------       -----              -------       -----
Securities
 U.S. Government Obligations               325           3       3.70       804          11      5.34
 U.S. Government Agency Obligations      3,253          34       4.19     2,894          42      5.80
 Obligations of States and
  Political Subdivisions                   381           7       6.85       567           9      6.59
 Other Securities                       14,018         138       3.95     8,524         108      5.04
 Trading Securities                      5,712          44       3.13     8,751          73      3.39
                                       -------       -----              -------       -----
   Total Securities                     23,689         226       3.83    21,540         243      4.52
                                       -------       -----              -------       -----
Total Interest-Earning Assets           65,651         585       3.62%   65,599         675      4.17%
                                                     -----                            -----
Allowance for Credit Losses               (830)                            (616)
Cash and Due from Banks                  2,811                            2,640
Other Assets                            12,844                           11,984
                                       -------                          -------
   TOTAL ASSETS                        $80,476                          $79,607
                                       =======                          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 7,678       $  19       0.99%  $ 6,920       $  23      1.36%
 Savings                                 8,490          18       0.92     8,057          25      1.27
 Certificates of Deposit
  $100,000 & Over                        4,726          20       1.75       498           4      3.35
 Other Time Deposits                     1,272           6       1.82     1,603          10      2.50
 Foreign Offices                        23,867          83       1.39    25,176          99      1.58
                                       -------       -----              -------       -----
  Total Interest-Bearing Deposits       46,033         146       1.29    42,254         161      1.54
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements        1,291           3       0.96     2,105           8      1.46
Other Borrowed Funds                       788           2       1.34     4,740          28      2.45
Long-Term Debt                           5,441          39       2.85     5,026          53      4.25
                                       -------       -----              -------       -----
  Total Interest-Bearing Liabilities    53,553         190       1.44%   54,125         250      1.87%
                                                     -----                            -----
Noninterest-Bearing Deposits            11,353                           10,126
Other Liabilities                        8,846                            9,178
Shareholders' Equity                     6,724                            6,178
                                       -------                          -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $80,476                          $79,607
                                       =======                          =======
Net Interest Earnings and
 Interest Rate Spread                                $ 395       2.18%                $ 425      2.30%
                                                     =====       ====                 =====      ====
Net Yield on Interest-Earning Assets                             2.44%                           2.63%
                                                                 ====                            ====

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

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate," "forecast," "project," "anticipate," "expect," "intend," "believe," "plan," "goal," "should," "may," "strategy," and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

     Forward looking statements, including the Company's discussions and projections of future results of operations and discussions of future plans contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q, are based on management's current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including disruptions in general economic activity, the economic and other effects of the WTC disaster and the subsequent U.S. military action, lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, the ability to satisfy customer requirements, investor sentiment, variations in management projections, methodologies used by management to evaluate risk or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals, changes in customer credit quality, future changes in interest rates, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company's products and services and future global political, economic, business, market, competitive and regulatory conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

     Forward looking statements speak only as of the date they are made. The Company will not update forward looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward looking statement was made.

GOVERNMENT MONETARY POLICIES

     The Federal Reserve Board has the primary responsibility for United States monetary policy. Its actions, and, to a lesser extent, the actions of monetary policy authorities of other major countries, have an important influence on the demand for credit and investments and the level of interest rates and thus on the earnings of the Company.

COMPETITION

The businesses in which the Company operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

     International, national, and regional commercial banks, trust banks, investment banks, specialized processing companies, outsourcing companies, data processing companies, stock exchanges, and other business firms offer active competition for securities servicing and global payment services. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. In the private client services and asset management markets, international, national, and regional commercial banks, standalone asset management companies, mutual funds, securities brokerage firms, insurance companies, investment counseling firms, and other business firms and individuals actively compete for business.


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

                      THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Balance Sheets
               (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                            March 31,        December 31,
                                                              2003               2002
                                                              ----               ----
Assets
------
Cash and Due from Banks                                    $ 4,453             $ 4,748
Interest-Bearing Deposits in Banks                           4,060               5,104
Securities
  Held-to-Maturity (fair value of $649 in 2003                 655                 954
  and $952 in 2002)
  Available-for-Sale                                        18,944              17,346
                                                           -------             -------
    Total Securities                                        19,599              18,300
Trading Assets at Fair Value                                 7,767               7,309
Federal Funds Sold and Securities Purchased Under Resale
  Agreements                                                 2,765               1,385
Loans (less allowance for credit losses of $830 in 2003
  and $831 in 2002)                                         30,905              30,508
Premises and Equipment                                         977                 975
Due from Customers on Acceptances                              256                 351
Accrued Interest Receivable                                    244                 204
Goodwill                                                     2,540               2,497
Intangible Assets                                               80                  78
Other Assets                                                 5,902               6,105
                                                           -------             -------
     Total Assets                                          $79,548             $77,564
                                                           =======             =======
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $13,628             $13,301
 Interest-Bearing
   Domestic Offices                                         20,248              19,997
   Foreign Offices                                          23,068              22,089
                                                           -------             -------
     Total Deposits                                         56,944              55,387
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                             452                 636
Trading Liabilities                                          2,462               2,800
Other Borrowed Funds                                           998                 625
Acceptances Outstanding                                        258                 352
Accrued Taxes and Other Expenses                             3,911               4,066
Accrued Interest Payable                                       115                 101
Other Liabilities                                            1,849               1,473
Long-Term Debt                                               5,685               5,440
                                                           -------             -------
     Total Liabilities                                      72,674              70,880
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 3,000 shares
  in 2003 and in 2002                                            -                   -
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  997,464,621 shares in 2003 and
  993,697,297 shares in 2002                                 7,481               7,453
 Additional Capital                                            848                 847
 Retained Earnings                                           4,894               4,736
 Accumulated Other Comprehensive Income                        122                 134
                                                           -------             -------
                                                            13,345              13,170
 Less: Treasury Stock (266,686,975 shares in 2003
        and 267,240,854 shares in 2002), at cost             6,468               6,483
       Loan to ESOP (485,533 shares in
        2003 and in 2002), at cost                               3                   3
                                                           -------             -------
     Total Shareholders' Equity                              6,874               6,684
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $79,548             $77,564
                                                           =======             =======

----------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements.

                      THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Income
                   (In millions, except per share amounts)
                                 (Unaudited)

                                                                For the three
                                                                months ended
                                                                   March 31,

                                                              2003       2002
                                                              ----       ----
Interest Income
---------------
Loans                                                        $ 314      $ 383
Securities
  Taxable                                                      160        141
  Exempt from Federal Income Taxes                              13         16
                                                             -----      -----
                                                               173        157
Deposits in Banks                                               30         35
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       15         14
Trading Assets                                                  44         73
                                                             -----      -----
    Total Interest Income                                      576        662
                                                             -----      -----
Interest Expense
----------------
Deposits                                                       146        161
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                    3          8
Other Borrowed Funds                                             2         28
Long-Term Debt                                                  39         53
                                                             -----      -----
    Total Interest Expense                                     190        250
                                                             -----      -----
Net Interest Income                                            386        412
-------------------
Provision for Credit Losses                                     40         35
                                                             -----      -----
Net Interest Income After Provision
  for Credit Losses                                            346        377
                                                             -----      -----
Noninterest Income
------------------
Servicing Fees
 Securities                                                    474        453
 Global Payment Services                                        77         73
                                                             -----      -----
                                                               551        526
Private Client Services and
  Asset Management Fees                                         90         83
Service Charges and Fees                                        98         83
Foreign Exchange and Other Trading Activities                   65         63
Securities Gains                                                 7         31
Other                                                           33         31
                                                             -----      -----
    Total Noninterest Income                                   844        817
                                                             -----      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 423        388
Net Occupancy                                                   58         49
Furniture and Equipment                                         36         34
Other                                                          222        177
                                                             -----      -----
    Total Noninterest Expense                                  739        648
                                                             -----      -----
Income Before Income Taxes                                     451        546
Income Taxes                                                   156        184
                                                             -----      -----
Net Income                                                   $ 295      $ 362
----------                                                   =====      =====

Per Common Share Data:
----------------------
   Basic Earnings                                            $0.41      $0.50
   Diluted Earnings                                           0.41       0.50
   Cash Dividends Paid                                        0.19       0.19
Diluted Shares Outstanding                                     726        730

-------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                       THE BANK OF NEW YORK COMPANY, INC.
           Consolidated Statement of Changes in Shareholders' Equity
                     For the three months ended March 31, 2003
                                   (In millions)
                                    (Unaudited)

Common Stock
Balance, January 1                                                        $ 7,453
  Issuances in Connection with Employee Benefit Plans                          28
                                                                          -------

Balance, March 31                                                           7,481
                                                                          -------

Additional Capital
Balance, January 1                                                            847
  Issuances in Connection with Employee Benefit Plans                           1
                                                                          -------

Balance, March 31                                                             848
                                                                          -------

Retained Earnings
Balance, January 1                                                          4,736
  Net Income                                                       $ 295      295
  Cash Dividends on Common Stock                                             (137)
                                                                          -------

Balance, March 31                                                           4,894
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        155
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $1 Million                                     3        3
      Reclassification Adjustment, Net of Taxes of $(7) Million       (9)      (9)
                                                                          -------

    Balance, March 31                                                         149
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (47)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(3) Million                                  (6)      (6)
                                                                          -------

    Balance, March 31                                                         (53)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                         26
      Net Unrealized Derivative Gains on Cash Flow Hedges,
       Net of Taxes of $- Million                                       -       -
                                                                   ------  ------

    Balance, March 31                                                          26
                                                                           ------

Total Comprehensive Income                                         $ 283
                                                                   ======
Less Treasury Stock
Balance, January 1                                                          6,483
  Issued                                                                      (29)
  Acquired                                                                     14
                                                                          -------

Balance, March 31                                                           6,468
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              3
                                                                          -------

Balance, March 31                                                               3
                                                                          -------

Total Shareholders' Equity, March 31                                      $ 6,874
                                                                          =======

------------------------------------------------------------------------------------------
Comprehensive Income for the three months ended March 31, 2003 and 2002 was $283 million and
$288 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                          For the three months
                                                             ended March 31,

                                                             2003       2002
                                                             ----       ----
Operating Activities
Net Income                                                 $  295     $  362
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Losses on Loans and Other Real Estate          40         35
  Depreciation and Amortization                                89         52
  Deferred Income Taxes                                       106        122
  Securities Gains                                             (7)       (31)
  Change in Trading Activities                               (871)      (435)
  Change in Accruals and Other, Net                          (176)      (674)
                                                           ------     ------
Net Cash Used by Operating Activities                        (524)      (569)
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                1,070      2,070
Purchases of Securities Held-to-Maturity                        -        (50)
Paydowns of Securities Held-to-Maturity                       295         20
Maturities of Securities Held-to-Maturity                       1          7
Purchases of Securities Available-for-Sale                 (7,289)    (5,050)
Sales of Securities Available-for-Sale                        985      1,762
Paydowns of Securities Available-for-Sale                   1,837        712
Maturities of Securities Available-for-Sale                 2,844      1,665
Net Principal Received (Disbursed) on Loans to Customers     (662)       (45)
Sales of Loans and Other Real Estate                          233        129
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                        (1,380)     2,769
Purchases of Premises and Equipment                           (31)       (92)
Acquisitions, Net of Cash Acquired                            (53)      (212)
Proceeds from the Sale of Premises and Equipment                1          -
Other, Net                                                    444         45
                                                           ------     ------
Net Cash (Used) Provided by Investing Activities           (1,705)     3,730
                                                           ------     ------
Financing Activities
Change in Deposits                                          1,602     (1,860)
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           (184)       (69)
Change in Other Borrowed Funds                                365       (787)
Proceeds from the Issuance of Long-Term Debt                  420        375
Repayments of Long-Term Debt                                 (194)       (35)
Issuance of Common Stock                                       58         92
Treasury Stock Acquired                                       (14)      (206)
Cash Dividends Paid                                          (137)      (137)
                                                           ------     ------
Net Cash Provided (Used) by Financing Activities            1,916     (2,627)
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                        18         32
                                                           ------     ------
Change in Cash and Due From Banks                            (295)       566
Cash and Due from Banks at Beginning of Period              4,748      3,222
                                                           ------     ------
Cash and Due from Banks at End of Period                   $4,453     $3,788
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $1,015     $  272
    Income Taxes                                              212         23
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         -          -

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

2.  Accounting Changes and New Accounting Pronouncements
    ----------------------------------------------------

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial condition.

     On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial condition.

     In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions." This standard eliminates specialized accounting guidance related to certain acquisitions. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial condition.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995. At the time, as permitted by the standard, the Company elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accounted for the options granted to employees using the intrinsic value method, under which no expense is recognized for stock options because they were granted at the stock price on the grant date and therefore have no intrinsic value.

     Effective January 1, 2003, the Company began accounting for its options under the fair value method of SFAS 123 as amended by SFAS 148 "Accounting for Stock-Based Compensation- Transition and Disclosure". SFAS 148 permits three different methods of adopting fair value: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after January 1, 2003 are expensed while all options granted prior to January 1, 2003 are accounted for under APB 25 using the intrinsic value method. Consistent with industry practice, the Company elected the prospective method of adopting fair value accounting.

     During the first quarter of 2003, approximately 18 million options were granted with a weighted average fair value of $5.34 per share. In the first quarter of 2003, the Company recorded $3 million of stock option expense. The Company estimates the stock option expense will approximate $8 million per quarter for the remainder of 2003.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(In millions,                            1st Quarter       1st Quarter
 except per share amounts)                   2003              2002
                                         ------------      -----------
Reported net income                         $295               $362
Stock based employee compensation costs,
 using prospective method, net of tax          2                  -
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                  (19)               (16)
                                            ----               ----
Pro forma net income                        $278               $346
                                            ====               ====

Reported diluted earnings per share        $0.41              $0.50
Impact on diluted earnings per share       (0.02)             (0.02)
                                           -----              -----
Pro forma diluted earnings per share       $0.39              $0.48
                                           =====              =====

     The fair value of options granted in 2003 and 2002 were estimated at the grant date using the following weighted average assumptions:

                                 2003        2002
                                 ----        ----
Dividend yield                   3.00%       2.50%
Expected volatility             33.00%      30.00%
Risk free interest rates         2.66%       4.35%
Expected options lives              5           5

     In January 2003, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in footnote 8. The adoption of FIN 45 did not have an impact on the Company's results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This interpretation requires a company that holds variable interest in an entity to consolidate the entity if the company's interest in the variable interest entities (VIE) is such that the company will absorb a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. As of December 31, 2002, the Company had variable interests in securitization trusts, which are discussed in footnote 8 of the Company's 2002 Annual Report. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. The adoption of FIN 46 did not have an impact on the Company's results of operations or financial condition.

     Certain other prior year information has been reclassified to conform its presentation with the 2003 financial statements.


3.  Acquisitions and Dispositions
    -----------------------------

The Company continues to be an active acquirer of securities servicing and asset management businesses.

     During the first quarter of 2003, 2 businesses were acquired for the total cost of $32 million, primarily paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to first quarter of 2003 acquisition transactions was $27 million. The tax deductible portion of goodwill for the first quarter of 2003 is $20 million. All of the goodwill was assigned to the Company's Servicing and Fiduciary Business segment. At March 31, 2003, the Company was liable for potential contingent payments related to acquisitions in the amount of $629 million. During the first quarter of 2003, the Company paid $21 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2003 acquisitions is not material to first quarter 2003 net income.

2003
----

     On May 1, 2003, the Company acquired Credit Suisse First Boston's Pershing unit, headquartered in Jersey City, New Jersey. Pershing is a leading global provider of correspondent clearing services and outsourcing solutions for broker-dealers, asset managers and other financial intermediaries. Pershing has approximately 4,000 employees worldwide at 13 locations in the U.S., Europe and Asia. The Company paid a purchase price of $2 billion in cash, with the premium to book value of $1.355 billion, which may be adjusted upwards by $50 million if certain revenue targets are met in 2003. The Company expects the acquisition to be dilutive to its earnings by approximately $0.02 to $0.03 per share in 2003, some of which will impact the second quarter results, (not including dilution of approximately $0.06 per share from a 2003 integration charge of approximately $65 million of pre-tax restructuring costs associated with the acquisition), and accretive by approximately $0.02 to $0.03 per share in 2004.

     In March 2003, the Company signed a definitive agreement to acquire certain assets and liabilities of Capital Resource Financial Services, LLC
(CRFS), a Chicago-based provider of commission recapture, transition management and third-party services to plan sponsors and investment managers. This acquisition adds new clients in execution services and improves market coverage in the Chicago area/Midwest. It will be folded into BNY Brokerage, part of BNY Securities Group.

     In April 2003, the Company signed a definitive agreement to acquire the corporate trust business of INTRUST Bank, N.A., headquartered in Wichita, Kansas. The transaction involves the transfer of more than 300 bond trust and agency appointments for corporations and municipalities in Kansas and the surrounding states. The transaction is expected to close during the second quarter of 2003.

     Two other transactions announced in 2002 closed in early 2003. In January 2003, the Company acquired the back-office clearance and settlement capabilities of Tilney Investment Management through the acquisition of certain assets. This acquisition based in Liverpool, England, expands the Company's United Kingdom correspondent clearing capability.

     In February 2003, the Company acquired the stock of International Fund Administration Ltd. (IFA), a Bermuda-based, alternative investment fund administrator. IFA offers service solutions for alternative investments, including hedge funds, and will offer services to funds domiciled in Bermuda, Cayman Islands, Ireland, Jersey, Luxembourg and the United States.


4.  Goodwill and Intangibles
    ------------------------

Goodwill by segment for the quarter ended March 31, 2003 is as follows:

                    Servicing
                       and
                    Fiduciary   Corporate   Retail   Financial Consolidated
(In millions)       Businesses   Banking    Banking   Markets     Total
                    ----------  ---------   -------  --------- -----------
Balance as of
March 31, 2003       $2,400        $31       $109       $ -      $2,540
                     ======        ===       ====       ===      ======

     The Company's business segments are tested annually for goodwill impairment. The Company completed its initial evaluation of goodwill for impairment and determined that no impairment loss was required.

Intangible Assets
---------------------
                                                                  Weighted
                              Gross                    Net        Average
(In millions)                Carrying  Accumulated   Carrying   Amortization
                              Amount  Amortization    Amount   Period in Years
                             -------- ------------   --------  ---------------
Intangible Assets              $116       $36           $80          10

     The aggregate amortization expense of intangibles was $3 million and $2 million for the quarters ended March 31, 2003 and 2002, respectively. Estimated amortization expense for the next five years is as follows:

                  For the year ended        Amortization
(In millions)        December 31,             Expense
                  ------------------        ------------

                         2003                   $13
                         2004                    12
                         2005                    12
                         2006                    11
                         2007                    11

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

     Transactions in the allowance for credit losses are summarized as follows:

                                          Three months ended
                                              March 31,

(In millions)                            2003           2002
                                         ----           ----

Balance, Beginning of Period             $831           $616
  Charge-Offs                             (44)           (37)
  Recoveries                                3              2
                                         ----           ----
  Net Charge-Offs                         (41)           (35)
  Provision                                40             35
                                         ----           ----
Balance, End of Period                   $830           $616
                                         ====           ====

6.  Capital Transactions
    --------------------

     In connection with the acquisition of Pershing on May 1, 2003, the Company settled its forward sale of 40 million common shares in exchange for approximately $1 billion. The Company issued $400 million of subordinated debt in March 2003 and an additional $55 million through May 6, 2003. In April 2003, the Company sold $350 million of 5.95% trust preferred securities and called for redemption its $300 million 7.05% Series D Fund Preferred Securities. At May 6, 2003, the registration statement has a remaining capacity of approximately $1,347 million of debt, preferred stock, preferred trust securities, or common stock.

7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:

                                         Three Months Ended
                                              March 31,
(In millions, except per share amounts)
                                             2003    2002
                                             ----    ----

Net Income (1)                               $295    $362
                                             ====    ====
Basic Weighted Average
 Shares Outstanding                           722     722
Shares Issuable on Exercise of
  Employee Stock Options                        4       8
                                             ----    ----
Diluted Weighted Average Shares Outstanding   726     730
                                             ====    ====

Basic Earnings Per Share:                  $ 0.41  $ 0.50
Diluted Earnings Per Share:                  0.41    0.50

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

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at March 31, 2003 and December 31, 2002 follows:

Off-Balance-Sheet Credit Risks

                                            March 31,        December 31,
In millions                                   2003              2002
-----------                                ---------        ------------
Lending Commitments                        $ 38,380           $ 40,330
Standby Letters of Credit, net                9,992              9,577
Commercial Letters of Credit                  1,047              1,052
Securities Lending Indemnifications         151,680            138,264
Standby Bond Purchase Agreements              1,604              2,587

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for credit losses allocated to undrawn commitments at March 31, 2003 and December 31, 2002 was $99 million and $117 million.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At March 31, 2003 and December 31, 2002, securities lending indemnifications were secured by collateral of $153.6 billion and $142.5 billion.

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

     Standby letters of credit principally support corporate obligations and include $0.8 billion and $0.5 billion that were collateralized with cash and securities at March 31, 2003 and December 31, 2002. At March 31, 2003, approximately $7.0 billion of the standbys will expire within one year, and the balance between one to five years. The allowance for credit losses allocated to letters of credit at March 31, 2003 and December 31, 2002 were $40 million.

     At March 31, 2003, the notional amounts and credit exposures for the Company's credit derivatives Swaps were $1,808 million and $5 million, compared to $1,818 million and $6 million at December 31, 2002.

Other

     In the ordinary course of business, there are various claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements. See "Legal Proceedings" under Part 2, Item 1 for further details.

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

Commission file number 1-6152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of April 30, 2003, The Bank of New York Company, Inc. had
731,045,928 shares of common stock ($7.50 par value) outstanding.

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


           Cross-reference                                    Page(s)
----------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of
            March 31, 2003 and December 31, 2002                  34

           Consolidated Statements of Income for
            the three months ended March 31, 2003 and 2002        35

           Consolidated Statement of Changes in
            Shareholders' Equity for the three months
            Ended March 31, 2003                                  36

           Consolidated Statement of Cash Flows for the
            three months ended March 31, 2003 and 2002            37

           Notes to Consolidated Financial Statements        38 - 43

           Consolidated Average Balance Sheet
            and Net Interest Analysis                             31

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     2 - 33

Item 3     Quantitative and Qualitative Disclosures
            About Market Risk                                28 - 30

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

     Two consolidated shareholder derivative actions were filed (one in United States District Court for the Southern District of New York and one in New York Supreme Court, County of New York) against certain current and former directors and officers of the Company and the Bank. Both actions alleged that the defendants breached their fiduciary duties of due care and loyalty by (i) aggressively pursuing business with Russian banks and other business entities without implementing sufficient safeguards, and (ii) failing to supervise properly those responsible for that business. In addition, the federal complaint included allegations that certain current and former officers of the Bank and the Company participated in an improper scheme to transfer cash from Russia to off-shore accounts. The federal district court dismissed the consolidated federal action in November 2001; the Court of Appeals for the Second Circuit affirmed the district court's dismissal on February 12, 2003.

     The parties in the state derivative action reached a settlement of the consolidated action providing for payment of $26.5 million by defendants' insurance carriers to the Company and requiring the Company and the Bank to undertake certain prophylactic measures. The state court approved the settlement on April 30, 2003.

     On October 24, 2000, three alleged shareholders of Inkombank, Morgenthow & Latham, New York International Insurance Group, and Oriental XL Funds, filed an action in the New York Supreme Court, New York County. The complaint alleges that (i) Bank representatives fraudulently induced plaintiffs to maintain their $40 million investment in Inkombank by concealing from the plaintiffs information about Inkombank's true financial state and the corruptness of Inkombank's senior management, and (ii) Bank representatives, including senior management, were involved in a complex scheme to loot Inkombank assets. The complaint states a cause of action for fraud, seeks $40 million, interest, costs, attorneys' fees, and unspecified punitive damages.

     On January 22, 2003, the Appellate Division, First Department heard argument on the Court's denial of the Company and the Bank's motion to dismiss the Complaint as against them. The parties are awaiting decision. On April

23, 2003, the Appellate Division stayed trial of the action pending its decision on the appeal.

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

     General Motors Acceptance Corporation ("GMAC") has informed the Company of claims it believes entitle it to adjustment of the purchase price it paid to the Company in the 1999 sale of BNY Financial Corporation ("BNYFC"), a factoring and asset-based finance business. These claims assert, among other things, misrepresentations with respect to certain asset valuations and income items.

     Although the Company and GMAC are engaged in discussions that could lead to a settlement, it is possible that GMAC will assert claims against the Company if no settlement is reached. The Company believes it has meritorious defenses to GMAC's potential claims and that a material purchase price adjustment is not warranted, and would vigorously defend its position if GMAC were to proceed against the Company.

     The Company's principal banking subsidiary, The Bank of New York (the "Bank"), is currently a defendant in two civil actions relating to RW Professional Leasing Services Corp. ("RW"), a former customer of a Long Island branch of the Bank. These actions, which arise from the conduct of an alleged fraudulent scheme by RW, allege that the Bank breached certain obligations and engaged in certain misrepresentations. The actions seek damages of approximately $46 million. The Bank believes it has meritorious defenses to these actions. Several federal criminal charges have been filed against RW, certain of its principals and other individuals. The U.S. Attorney's Office for the Eastern District of New York (the "Office") has informed the Bank that it and certain of its employees are subjects of the Office's ongoing investigation relating to RW. The Bank is cooperating fully in that investigation.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2003 and 2002.

3(a) Restated Certificate of Incorporation of the registrant incorporated by reference to Exhibit 4 to the registrant's Registration Statement on Form S-3 filed June 7, 2001 (File No. 333-62516, 333-62516-01, 333-62516-02, 333-62516-
03 and 333-62516-04)

3(b) By-laws of the registrant, incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-3 filed February 6, 2003 (File No. 333-103003, 333-103003-01, 333-103003-02, 333-103003-03, 333-103003-
04)

(b)  The Company filed the following reports on Form 8-K since
     December 31, 2002:

     On January 8, 2003: the Company filed a Form 8-K Current report (Item 5 and 9), which report included a press release dated January 8, 2003 announcing the acquisition of Pershing unit of Credit Suisse First Boston and slides from the webcast presentation discussing the details of the acquisition of Pershing unit of Credit Suisse First Boston presented on January 8, 2003.

     On January 22, 2003: the Company filed a Form 8-K Current report (Item 5 and 9), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 2002 contained in the Company's press release dated January 22, 2003.

     On January 30, 2003: the Company filed a Form 8-K Current report dated January 23, 2003 (Item 5 and 7), which report included three exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-89586, 333-89586-01, 333-89586-02, 333-89586-03, 333-89586-04) covering 40,000,000 shares of the Company's Common Stock, par value $7.50 per share. The exhibits consist of the Pricing agreement dated January 23, 2003; the Confirmation, dated January 23, 2003, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch International acting as agent for the parties, and the Confirmation, dated January 23, 2003, among the Company, Credit Suisse First Boston LLC and Credit Suisse First Boston International acting as agent for the parties.

     On March 12, 2003: the Company filed a Form 8-K Current report dated March 7, 2003 (Item 5 and 7), which report included four exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-103003, 333-103003-01, 333-103003-02, 333-103003-03, and 333-103003-04) covering the
Company's 3.40% Fixed Rate/Floating Rate Senior Subordinated Notes due 2013, issuable under an Indenture, dated as of October 1, 1993 between the Company and J.P. Morgan Trust Company, National Association. The exhibits consist of the Pricing agreement dated March 7, 2003; the Form of Note; an Officers' Certificate pursuant to Sections 201 and 301 of the Indenture; and the opinion of counsel as to the legality of the Notes.

     On March 17, 2003: the Company filed a Form 8-K Current report (Item 9), which report included the certifications required by the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350.

     On April 1, 2003: the Company filed a Form 8-K Current report dated March 28, 2003 (Item 5 and 7), which report included ten exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-103003, 333-103003-01, 333-103003-02, 333-103003-03, and 333-103003-04) covering the Company's Senior
Subordinated Medium-Term Notes, Series F and Senior Medium-Term Notes Series E, issuable under an Indenture, dated as of October 1, 1993 between the Company and J.P. Morgan Trust Company. The exhibits consist of the Distribution Agreement dated June 26, 2002; Distribution Agreement dated March 28, 2003; the Form of the Company's Global Medium Term Fixed Rate Note; the Form of the Company's Global Medium Term Floating Rate Note; Officers' Certificates pursuant to Sections 201 and 301 of the Indenture; the opinion of counsel as to the legality of the Notes; and the consent of counsel.

     On April 16, 2003: the Company filed a Form 8-K Current report (Item 5, 7 and 12), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2003 contained in the Company's press release dated April 16, 2003 and the definitive agreement between Credit Suisse First Boston (USA), Inc. and The Bank of New York Company, Inc. for the acquisition of the Pershing unit of Credit Suisse First Boston (USA), Inc.

     On May 2, 2003: the Company filed a Form 8-K Current Report (Items 5 and
7), which report included eight exhibits in connection with the issuance on April 30, 2003, by BNY Capital V, a Delaware statutory business trust (the "Trust") of 14,000,000 of its 5.95% Preferred Securities, Series F, in a public offering registered under the Securities Act of 1933, as amended (Registration Statement Nos. 333-103003, 333-103003-01, 333-103003-02, 333-
103003-03, 333-103003-04). The exhibits consist of the Pricing Agreement dated April 22, 2003; a letter agreement amending the Pricing Agreement; the Junior Subordinated Indenture with Bank One, National Association, the Form of Junior Subordinated Debt Security; the Amended and Restated Trust Agreement; the form of 5.95% Preferred Securities, Series F, of BNY Capital V; the Guarantee Agreement; and, the Agreement as to Expenses and Liabilities.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: May 13, 2003                By:  /s/ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

CERTIFICATIONS

CERTIFICATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER
------------------------------------------------------

I, Thomas A. Renyi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bank of New York Company, Inc.(the "registrant");

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

     Date:  May 13, 2003

     /s/ Thomas A. Renyi
     -------------------
     Thomas A. Renyi
     Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Bruce W. Van Saun, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Bank of New York Company, Inc.(the "registrant");

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

     Date:  May 13, 2003

     /s/ Bruce W. Van Saun
     ---------------------
     Bruce W. Van Saun
     Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

   12          Ratio of Earnings to Fixed Charges for the
               Three Months Ended March 31, 2003 and 2002.