Form 10-Q
period 2003-06-30
BANK OF NEW YORK CO INC
filed 2003-08-14
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended June 30, 2003



   The Quarterly Report on Form 10-Q and cross reference index is on page 55.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Overview                                                     2
          - Summary of Results                                           2
          - Pershing                                                     3
          - Consolidated Income Statement Review                         6
          - Business Segments Review                                    11
          - Consolidated Balance Sheet Review                           21
          - World Trade Center Disaster Update                          29
          - Critical Accounting Policies                                30
          - Liquidity                                                   32
          - Capital Resources                                           34
          - Trading Activities                                          36
          - Asset/Liability Management                                  37
          - Statistical Information                                     39
          - Forward Looking Statements                                  41
          - Website Information                                         42

         Consolidated Financial Statements
          - Consolidated Balance Sheets
            June 30, 2003 and December 31, 2002                         43
          - Consolidated Statements of Income
            For the Three Months and Six Months
            Ended June 30, 2003 and 2002                                44
          - Consolidated Statement of Changes In
            Shareholders' Equity For the Six
            Months Ended June 30, 2003                                  45
          - Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 2003 and 2002             46
          - Notes to Consolidated Financial Statements             47 - 54

         Form 10-Q

          - Cover                                                       55
          - Controls and Procedures                                     56
          - Legal Proceedings                                           56
          - Submission of Matters to Vote of Security Holders           57
          - Exhibits and Reports on Form 8-K                            58
          - Signature                                                   60

                        THE BANK OF NEW YORK COMPANY, INC.
                                Financial Highlights
                   (Dollars in millions, except per share amounts)
                                    (Unaudited)

                                                 June 30,   March 31, June 30,
                                                   2003       2003      2002
                                                 --------   --------- --------
Quarter
-------
Net Income                                      $   295    $   295     $  361
Basic EPS                                          0.39       0.41       0.50
Diluted EPS                                        0.39       0.41       0.50
Cash Dividends Per Share                           0.19       0.19       0.19
Return on Average Common Shareholders' Equity     15.56%     17.80%     22.59%
Return on Average Assets                           1.30       1.49       1.82

Year-To-Date
------------
Net Income                                      $   590    $   295     $  723
Basic EPS                                          0.80       0.41       1.00
Diluted EPS                                        0.80       0.41       0.99
Cash Dividends Per Share                           0.38       0.19       0.38
Return on Average Common Shareholders' Equity     16.61%     17.80%     23.16%
Return on Average Assets                           1.39       1.49       1.83

Assets                                          $99,604    $79,548    $80,805
Loans                                            37,796     31,735     35,998
Securities                                       20,392     19,599     16,377
Deposits - Domestic                              37,319     33,280     29,423
         - Foreign                               27,336     23,664     25,868
Long-Term Debt                                    6,515      5,685      5,668
Common Shareholders' Equity                       8,113      6,874      6,610

Common Shareholders' Equity Per Share             10.50       9.41       9.09
Market Value Per Share of Common Stock            28.75      20.50      33.75

Allowance for Credit Losses as a Percent
  of Loans                                         2.18%      2.62%      1.71%
Allowance for Credit Losses as a Percent
  of Non-Margin loans                              2.58       2.65       1.73
Tier 1 Capital Ratio                               6.83       7.92       7.70
Total Capital Ratio                               11.07      12.72      11.48
Leverage Ratio                                     5.85       6.68       6.82
Tangible Common Equity Ratio                       4.33       5.53       5.41

Employees                                        23,106     19,491     19,010

Efficiency Ratio                                   64.8%      60.0%      55.0%

Assets Under Custody (In trillions)
Total Assets Under Custody	                   $7.8       $6.8       $6.6
   Equity Securities                                 32%        25%        29%
   Fixed Income Securities	                     68         75         71
Cross-Border Assets	                           $2.2       $1.9       $1.8

Assets Under Management (In billions)
Total Assets Under Management                       $83        $76        $75
   Equity Securities                                 32%        29%        34%
   Fixed Income Securities                           23 	24         23
   Alternative Investments                            9          9          8
   Liquid Assets                                     36         38         35

Assets Under Administration (In billions)           $27        $27        $30


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


OVERVIEW

     The Bank of New York Company, Inc. (NYSE: BK) is a global leader in securities servicing for issuers, investors and financial intermediaries. The Company plays an integral role in the infrastructure of the capital markets, servicing securities in more than 100 markets worldwide. The Company provides quality solutions through leading technology for global corporations, financial institutions, asset managers, governments, non-profit organizations, and individuals. Its principal subsidiary, The Bank of New York (the "Bank"), founded in 1784, is the oldest bank in the United States and has a distinguished history of serving clients around the world through its five primary businesses: Securities Servicing and Global Payment Services, Private Client Services and Asset Management, Corporate Banking, Global Market Services, and Retail Banking. Additional information on the Company is available at www.bankofny.com.

     The Company has focused its strategy on historically high-growth, fee-based businesses that have transformed the Company from a traditional commercial bank into a premier global securities servicing provider. The Company's breadth of products and services allows it to build client relationships with investors, issuers and financial intermediaries through many different avenues in major markets and regions throughout the world. The Company's well-diversified franchise has become an integral part of the infrastructure of the global capital markets.

SUMMARY OF RESULTS

     The Company's second quarter earnings per diluted share on a reported basis were 39 cents and excluding the impact of the Pershing acquisition, 42 cents per share. The Company reported earnings of 41 cents in the first quarter of 2003. The reported results include previously announced dilution from Pershing, which closed May 1, 2003, of 1 cent on operating earnings and an additional 2 cents from merger and integration costs associated with the acquisition. With Pershing, the Company earned 41 cents on an operating basis in the second quarter.

     Net income for the second quarter was $295 million compared with $361 million, or 50 cents per share a year ago. Year-to-date net income was $590 million, or 80 cents per share, compared to $723 million, or 99 cents per share in 2002.

     The second quarter results showed sequential quarter improvement in the Company's key businesses, including securities servicing and associated foreign exchange, global payment services, private client services and asset management. The main reason for the improvement was the acquisition of Pershing in May 2003, and improvement in core businesses. Including Pershing, noninterest income was up $152 million, or 18%, over the first quarter of 2003 and increased to a record 71% of total revenue. Excluding Pershing, securities servicing fees increased 3% over the first quarter, or 13% annualized, as the Company's equity-linked businesses rebounded from first quarter levels. Foreign exchange and other trading increased 22% excluding

Pershing. The Company's other major fee categories also showed growth on a sequential quarter basis, including private client services and asset management, which was up 5%, and global payment services, which was up 3%.

     The second quarter results showed improvement over the second quarter of 2002 in the Company's key businesses, including securities servicing and associated foreign exchange, global payment services, private client services and asset management. The main reason for the improvement was the acquisition of Pershing in 2003 and the acquisition of other securities servicing and asset management businesses in 2002. Including Pershing, noninterest income was up $141 million, or 16%, over the second quarter of 2002 and increased to a record 71% of total revenue. Excluding Pershing, securities servicing fees increased 3% over the second quarter of 2002. Foreign exchange and other trading increased 10% excluding Pershing. Private client services and asset management fees increased by 7% and global payment service fees increased by 11%.

     The Company's diversified business model responded well to the recent improved conditions in the equity markets, and the Company is well positioned to benefit from further strengthening in the capital markets. At the same time, credit costs remain stable and the Company continues to make significant progress in its corporate credit exposure reduction program.

     The second quarter also marked the successful closing of Pershing, and the Company continues to be on target with all of its major integration milestones, particularly client retention. The Company is confident of its ability to realize the projected synergies and expects this acquisition to be accretive in early 2004.

PERSHING

Supplemental Financial Information
----------------------------------

     For the quarter ended June 30, 2003, the Company has prepared information in four categories:

 - Reported results which are in accordance with Generally Accepted Accounting Principles (GAAP).

 - Core operating results which exclude the Pershing acquisition.

 - Pershing results which reflect the revenues and expenses since the May 1 acquisition of Pershing but excluding the merger and integration costs.

 - Merger and integration costs.

     The Company believes that providing supplemental non-GAAP financial information is useful to investors in understanding the underlying operational performance of the Company, its businesses and performance trends and, therefore, facilitates comparisons with the performance of other financial service companies and other periods. Specifically, the Company believes that the exclusion of the transaction-related and restructuring expenses permits evaluation and a comparison of results for ongoing business operations, and it is on this basis that the Company's management internally assesses performance. These non-operating items are excluded from the Company's segment measures used internally to evaluate segment performance because management does not consider them particularly relevant or useful in evaluating the operating performance of our business segments. The following is a reconciliation of the Company's financial results for the three months ended June 30, 2003:

                      THE BANK OF NEW YORK COMPANY, INC.
                          Supplemental Information
                   (In millions, except per share amounts)
                                 (Unaudited)

                                           Income Statement
                                         Quarter ended June 30
                                             SUPPLEMENTAL                          GAAP
                                 -----------------------------------      -----------------------
                                     Operating              Merger           2003          2002
                                   ------------              and           Reported      Reported

                                Core       Pershing (a)   Integration      Results       Results
                                ----       --------       -----------      --------      --------

Net Interest Income            $ 387        $  11            $  -          $ 398          $ 423
-------------------
Provision for Credit Losses       40            -               -             40             35
                               -----        -----           -----          -----          -----
Net Interest Income After
    Provision for
      Credit Losses              347           11               -            358            388
                               -----        -----           -----          -----          -----
Noninterest Income
------------------
Servicing Fees
 Securities                      489          109               -            598            478
 Global Payment Services          79            -               -             79             71
                               -----        -----           -----          -----          -----
                                 568          109               -            677            549
Private Client Services and
  Asset Management Fees           94            -               -             94             88
Service Charges and Fees          93            -               -             93             93
Foreign Exchange and Other
  Trading Activities              79            9               -             88             72
Securities Gains                   9            -               -              9             25
Other                             32            3               -             35             28
                               -----        -----           -----          -----          -----
    Total Noninterest Income     875          121               -            996            855
                               -----        -----           -----          -----          -----
Noninterest Expense
-------------------
Salaries and Employee Benefits   439           59               -            498            418
Net Occupancy                     57            7               -             64             49
Furniture and Equipment           38           11               -             49             35
Clearing                          31            9               -             40             33
Sub-custodian Expenses            19            -               -             19             15
Software                          36            7               -             43             29
Amortization of Intangibles        4            3               -              7              2
Merger and Integration Cost        -            -              25             25              -
Other                            142           16               -            158            115
                               -----        -----           -----          -----          -----
    Total Noninterest Expense    766          112              25            903            696
                               -----        -----           -----          -----          -----
Income Before Income Taxes       456           20             (25)           451            547
Income Taxes                     156            9              (9)           156            186
                               -----        -----           -----          -----          -----
Net Income                     $ 300        $  11           $ (16)         $ 295          $ 361
----------                     =====        =====           =====          =====          =====

Diluted Earnings Per Share     $0.42       ($0.01)(b)      ($0.02)         $0.39          $0.50


Notes:
    Reported results agree with the Company's Consolidated Statement of Income
(a)	Includes $5 million of net interest costs attributable to the Pershing acquisition financing.
(b)	The ($0.01) dilution is due to changes in shares outstanding attributable to the acquisition.

The following is a supplemental balance sheet showing the impact of the Pershing acquisition.

                      THE BANK OF NEW YORK COMPANY, INC.
                          Supplemental Information
                                (In millions)
                                 (Unaudited)

                                               Balance Sheet
                                               June 30, 2003                        GAAP
                                               SUPPLEMENTAL                       REPORTED
                                 -----------------------------------------   ------------------
                                          Core      Pershing   Elimination
                                        June 30,     June 30,    Entries     June 30,    December 31,
                                          2003        2003                     2003         2002
                                          ----        ----     ----------      ----         ----
Assets
------
Cash and Due from Banks                $ 4,067     $   256                  $ 4,323      $ 4,748
Interest-Bearing Deposits in Banks       6,706          38                    6,744        5,104
Securities                              20,377          15                   20,392       18,300
Trading Assets at Fair Value             6,080         172                    6,252        7,309
Federal Funds Sold and
  Securities Purchased Under
  Resale Agreements                      8,095       3,981                   12,076        1,385
Margin Loans                               406       5,505                    5,911          352
Loans (less allowance for
  credit losses of $824 in 2003
  and $831 in 2002)                     31,061                               31,061       30,156
Premises and Equipment                     975         133                    1,108          975
Due from Customers on Acceptances          191                                  191          351
Accrued Interest Receivable                237           7                      244          204
Investment in/Advances to Pershing       2,891                 $(2,891)
Goodwill & Intangible Assets             2,653       1,320                    3,973        2,575
Other Assets                             6,625         704                    7,329        6,105
                                       -------     -------     -------      -------      -------
     Total Assets                      $90,364     $12,131     $(2,891)     $99,604      $77,564
                                       =======     =======     =======      =======      =======
Liabilities and Shareholders' Equity
------------------------------------
Deposits                               $64,655                              $64,655      $55,387
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements                    699         336                    1,035          636
Trading Liabilities                      2,569          52                    2,621        2,800
Payables to Customers and Broker-Dealers 1,684       7,723                    9,407          870
Other Borrowed Funds                       706       1,081     $  (871)         916          475
Acceptances Outstanding                    194                                  194          352
Accrued Taxes and Other Expenses         4,014          19                    4,033        4,066
Accrued Interest Payable                   139           3                      142          101
Other Liabilities                        1,076         897                    1,973          753
Long-Term Debt                           6,515                                6,515        5,440
                                        ------      ------      ------      -------      -------
     Total Liabilities                  82,251      10,111        (871)      91,491       70,880
                                        ------      ------      ------      -------      -------

Shareholders' Equity                     8,113       2,020      (2,020)       8,113        6,684
                                       -------     -------     -------      -------      -------
     Total Liabilities and
       Shareholders' Equity            $90,364     $12,131     $(2,891)     $99,604      $77,564
                                       =======     =======     =======      =======      =======

--------------------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

     Although the Company believes that the non-GAAP financial measures presented in this report enhance investors' understanding of its businesses and performance, these non-GAAP measures should not be considered an alternative to GAAP.

Pershing Integration Plan
-------------------------

     The Company's integration plan related to Pershing has two main priorities. First is the successful conversion of the clients of BNY Clearing onto the platform of Pershing. Conversions are proceeding on schedule with over half the domestic clients already converted and all conversions expected to be completed early in the fourth quarter except for those clients acquired in the Tilney acquisition. See Notes to Consolidated Financial Statements.
As expected, BNY Clearing clients have been overwhelmingly supportive of converting to the Pershing platform and the Company expects that client retention levels will meet the Company's targets.

     The second priority is achieving projected synergies for this year and next. Related to cost savings, planned closings of domestic and international facilities are proceeding on schedule and are related to the client conversions. In addition, the number of potential revenue synergies is growing. The Company has already moved Pershing's government clearance business to the Company's platform and has converted Lockwood, the Company's managed account business, to the Pershing platform. The Company is also beginning to leverage Pershing's technology facilities in India for applications development work. On the revenue side, as projected, the Company is gaining more transaction business in foreign exchange and execution services. In addition, Pershing and Lockwood have begun working more closely together to service the registered investment advisor market.


CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------
     Noninterest income for the second quarter of 2003 was $996 million, an increase of 18% sequentially and 16% from a year ago. Noninterest income was 71% of total revenues. Noninterest income for the six months ended June 30, 2003 was $1,841 million, an increase of 10% over the comparable 2002 period. The increases are principally due to the Pershing acquisition and improved performance in the core business. Pershing's contribution to the Company's noninterest income was $121 million for the quarter and six months ended June 30, 2003.


                                  2nd       1st       2nd
                                Quarter   Quarter   Quarter   Year-to-Date
                                -------   -------   -------   ------------
(In millions)                     2003      2003      2002    2003    2002
                                 -----      ----      ----    ----    ----
Servicing Fees
  Securities                      $598      $474      $478  $1,071  $  932
  Global Payment Services           79        77        71     156     144
                                  ----      ----      ----  ------  ------
                                   677       551       549   1,227   1,076
Private Client Services
 and Asset Management Fees          94        90        88     184     171
Service Charges and Fees            93        98        93     191     176
Foreign Exchange and
 Other Trading Activities           88        65        72     154     134
Securities Gains                     9         7        25      16      56
Other                               35        33        28      69      60
                                  ----      ----      ----  ------  ------
Total Noninterest Income          $996      $844      $855  $1,841  $1,673
                                  ====      ====      ====  ======  ======

     Securities servicing fees were a record $598 million in the second quarter, an increase of $124 million or 26% over the first quarter, and $120 million or 25% over the second quarter of 2002, primarily due to the Pershing acquisition. For the first six months of 2003, securities servicing fees were $1,071 million, an increase of $139 million from $932 million for the first six months of 2002, principally due to Pershing and other acquisitions. Pershing securities servicing fees in May and June included in the quarter and six months ended June 30, 2003 were $109 million. Excluding Pershing, core securities servicing fees were up 3% from the first quarter, or 13% annualized, as a result of improved performance in the Company's equity-linked businesses.

     The Company groups its securities servicing businesses into four categories, each comprised of separate, but related businesses. These are: issuer services, which include corporate trust, depositary receipts and stock transfer; investor services, which include global custody, securities lending and separate account services; broker-dealer services, which include mutual funds, government securities clearance, hedge fund servicing, exchange traded funds and UITs; and execution and clearing services, which include all of the activities in BNY Securities Group including Pershing.

     Fees from investor services increased both on a sequential quarter basis and over last year's second quarter. Strong performers on a sequential quarter basis included global custody and securities lending. Wholesale distribution services and securities lending were up over last year's second quarter. Global custody benefited from the phase-in of new client wins, higher equity prices, and increased transaction volumes. As of June 30, 2003, assets under custody were $7.8 trillion, up from $6.8 trillion at March 31, 2003, and up from $6.6 trillion at June 30, 2002. Approximately half of the increase in custody assets from March 31, 2003 is attributable to Pershing, another third came from higher asset price levels, and the remainder from the conversion of recent new business wins. At March 31, 2003, only 25% of the custody assets were equities. As markets rose in the second quarter, the portion in equities increased to 32%. Securities lending benefited from seasonal factors compared to the first quarter and higher loan volume and new business wins compared to last year.

     Global issuer services declined on a sequential quarter basis and in comparison to the second quarter of 2002. Corporate trust fees declined from the record level attained in the first quarter of 2003. Depositary receipts showed improved performance on a sequential quarter basis as a result of the improved equity markets as well as seasonal corporate actions like dividends and the completion of a major cross-border acquisition, which created strong issue/cancel activity in this depositary receipt during the quarter.

     Fees from broker-dealer services increased for the quarter in terms of both sequential quarter and year-over-year comparisons. Strong performers included government securities clearance and domestic and global collateral management services, which benefited from new business wins and higher fixed income transaction volumes driven by refinancing activity.

     Execution and clearing services increased on both a sequential quarter and year-over-year basis, reflecting the acquisition of Pershing as well as an increase in market trading volumes in the second quarter of 2003. Total combined second quarter NYSE and NASDAQ trading volume was up 17% from the first quarter of 2003. Excluding Pershing, sequential quarter fee growth for these services was strong across all business units, in particular BNY Brokerage, B-Trade, and G-Trade.

     Global payment services fees increased by 3% from the prior quarter and 11% from the second quarter of 2002. The increased revenues over both periods reflect greater funds transfer activity, particularly multi-currency payments, and new business wins in key client segments, such as U.S. and international banks and mortgage banks. Global payment services fees increased by 8% on a year-to-date basis over 2002.

     Private client services and asset management fees for the second quarter were up 5% from the prior quarter, and 7% from the second quarter of 2002.
The sequential quarter increase reflects the continued strong demand for alternative investments from Ivy Asset Management as well as higher fees from the private client services business. The increase from the second quarter of 2002 and on a year-to-date basis was due to strong performance from Ivy Asset Management and acquisitions. Total assets under management were $83 billion at June 30, 2003, up from $76 billion at March 31, 2003 and $75 billion a year ago.

     Service charges and fees were down $5 million from the prior quarter, and flat with one year ago. The decrease from the prior quarter reflects lower fees from structured products. Service charges and fees were up 9% on a year-to-date basis over 2002, reflecting higher fees from capital markets and structured products.

     Foreign exchange and other trading revenues were up $23 million, or 35%, compared with the prior quarter, and $16 million, or 22%, from one year ago. The main reasons for the increase were higher foreign exchange activity and the addition of Pershing, which contributed $9 million to other trading revenues for the quarter and six months ended June 30, 2003. The strong foreign exchange performance in the second quarter reflects greater client activity resulting from increased cross-border investing. As conditions in the equity markets improved, equity fund managers became more active and more willing to enter into cross border investments. In addition, as activity picked up, currency volatility increased, and intraday trading ranges widened. Excluding Pershing, other trading revenues comprised primarily of fixed income execution and interest rate risk management products were down from the strong first quarter results but up from the quarter and six month period ending June 30, 2002. In the second quarter of 2003, the flatter yield curve and lower interest rates caused clients to delay their hedging activities. For the six months ended June 30, 2003, foreign exchange and other trading revenues were up 15% over the six months ended June 30, 2002.

     Securities gains in the second quarter were $9 million, up modestly from $7 million in the prior quarter and down significantly from $25 million a year ago. Gains were principally derived from the Company's fixed income securities portfolio. Year-to-date securities gains are down $40 million from the first six months of 2002. Comparisons with the prior year periods reflect the Company's reduction in its equity investing activities in 2002.

     Other noninterest income increased $2 million from the first quarter of 2003 and $7 million from the second quarter of 2002. Pershing contributed $3 million to other income for the quarter and six months ended June 30, 2003.


Net Interest Income
-------------------

                                   2nd         1st        2nd
                                 Quarter     Quarter    Quarter    Year-to-Date
(Dollars in millions)            -------     -------    -------    ------------
                                  2003        2003       2002      2003     2002
                                  ----        ----       ----      ----     ----
Net Interest Income               $398        $386       $423      $784     $835
Tax Equivalent Adjustment            9           9         13        19       26
                                  ----        ----       ----      ----     ----
Net Interest Income on a
 Tax Equivalent Basis             $407        $395       $436      $803     $861
                                  ====        ====       ====      ====     ====
Net Interest Rate
 Spread                           1.95%       2.18%      2.31%     2.05%    2.31%
Net Yield on Interest
 Earning Assets                   2.22        2.44       2.65      2.32     2.64


     Net interest income on a taxable equivalent basis was $407 million in the second quarter of 2003, compared with $395 million in the first quarter of 2003, and $436 million in the second quarter of 2002. Pershing contributed $11 million of net interest income for the second quarter of 2003. The net interest rate spread was 1.95% in the second quarter of 2003, compared with 2.18% in the first quarter of 2003, and 2.31% in the second quarter of 2002. The net yield on interest earning assets was 2.22% in the second quarter of 2003, compared with 2.44% in the first quarter of 2003, and 2.65% in the second quarter of 2002. The impact of Pershing assets was to depress the spread and yield by approximately 13 basis points, as Pershing added approximately $9 billion of high quality but relatively lower yielding assets, namely margin loans and reverse repurchase agreements.

     The increase in net interest income from the first quarter of 2003 is primarily due to the Pershing acquisition, higher earning assets arising from higher levels of client deposits, and a positive day count variance. This was partially offset by lower reinvestment yields in the fixed income securities portfolio. The decrease in net interest income from the second quarter of 2002 reflects lower reinvestment yields on fixed income securities, planned decreases in corporate loan balances, and the impact of Federal Reserve interest rate reductions in 2002 and 2003, partially offset by the Pershing acquisition. Barring any further rate cuts, going forward the Company will get a positive impact from a full quarter of Pershing as well as the full quarter benefit of refinancing of trust preferred and long-term debt in the second quarter.

     For the first six months of 2003, net interest income on a taxable equivalent basis amounted to $803 million compared with $861 million in the first half of 2002, reflecting the same factors that affected the comparison with last year's quarter. The year-to-date net interest spread was 2.05% in 2003 compared with 2.31% in 2002, while the net yield on interest earning assets was 2.32% in 2003 and 2.64% in 2002.

     In this report a number of amounts related to net interest income are presented on a "taxable equivalent basis". The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.


Noninterest Expense and Income Taxes
------------------------------------

                                  2nd       1st       2nd
                                Quarter   Quarter   Quarter   Year-to-date
                                -------   -------   -------   ------------
(In millions)                     2003      2003      2002    2003    2002
                                  ----      ----      ----    ----    ----
Salaries and Employee Benefits    $498      $423      $418  $  921  $  805
Net Occupancy                       64        58        49     122      98
Furniture and Equipment             49        36        35      85      70
Clearing                            40        29        33      69      60
Sub-custodian Expenses              19        16        15      35      30
Software                            43        35        29      78      55
Amortization of Intangibles          7         3         2      10       4
Merger and Integration Costs        25         -         -      25       -
Other                              158       139       115     297     223
                                  ----      ----      ----  ------  ------
Total Noninterest Expense         $903      $739      $696  $1,642  $1,345
                                  ====      ====      ====  ======  ======

     Noninterest expense for the second quarter of 2003 was $903 million, compared with $739 million in the prior quarter. The increase principally reflects noninterest expense from Pershing of $112 million, as well as $25 million of merger and integration costs related to the Pershing acquisition. Core noninterest expense was $766 million, up $27 million from the first quarter of 2003, reflecting higher variable compensation and other revenue-related costs as well as the full quarter impact of stock option expense. The Company continues to focus on expense management while continuing to follow through on investment initiatives critical to the Company's long-term positioning and growth such as technology, business continuity, quality, training, and marketing.

     Salaries and employee benefits increased by $75 million on a sequential quarter basis primarily due to the Pershing acquisition, increased incentive compensation tied to revenues, and an increase in stock option expense of $6 million in the second quarter of 2003. Pershing salaries and employee benefits were $59 million for the quarter ended June 30, 2003. The increase from the second quarter of 2002 primarily reflects the impact of the Pershing acquisition, the inception of stock option expensing in 2003, a lower pension credit, increased technology investments, and higher business continuity spending. Excluding acquisitions, headcount is down by nearly 200 from the start of the year.

     Noninterest expense for the first six months of 2003 was $1,642 million compared with $1,345 million last year, mainly reflecting the same factors that explain the second quarter to second quarter increase.

     The efficiency ratio for the second quarter was 64.8%, compared to 60.0% in the previous quarter and 55.0% in 2002. For the first half of 2003, the efficiency ratio was 62.5% compared with 54.3% last year. The increase in the efficiency ratio is largely attributable to the Pershing acquisition. The Company's continued focus on cost control was obscured by factors such as the Pershing acquisition and the full phase-in of stock option expensing. The Company continues to take proactive steps to keep its cost basis competitive, such as moving staff to lower cost environments, implementing enhanced procurement practices, and gaining efficiencies through six sigma and process reengineering efforts. The Company has been relocating staff to lower cost areas such as upstate New York, Orlando, Florida, and Liverpool, England. In addition, approximately a third of the Pershing technology staff is based in India and the Company has begun to leverage off this base for other technology projects.

     The effective tax rate for the second quarter of 2003 was 34.6%, unchanged from the first quarter of 2003, and up from 34.0% in the second quarter 2002. The effective tax rate for the six month period ended June 30, 2003 was 34.6%, compared with 33.8% for the six month period ended June 30, 2002. The increase in the effective tax rate reflects fewer tax credits.


Credit Loss Provision and Net Charge-Offs
-----------------------------------------


                                  2nd        1st         2nd
                                Quarter    Quarter     Quarter     Year-to-Date
                                -------    -------     -------     ------------
(In millions)                     2003       2003       2002       2003    2002
                                  ----       ----       ----       ----    ----
Provision                         $ 40       $ 40       $ 35      $ 80     $ 70
                                  ====       ====       ====      ====     ====
Net Charge-offs:
  Commercial                     $ (34)     $ (25)      $(17)     $(59)    $(47)
  Foreign                           (7)         -          -        (7)       1
  Other                              -        (10)       (14)      (10)     (14)
  Consumer                          (5)        (5)        (4)      (10)     (10)
                                 ------     ------      -----    -----     ----
     Total                       $ (46)     $ (40)      $(35)     $(86)    $(70)
                                 ======     ======      =====    =====     ====

Other Real Estate Expenses        $  -       $  -       $  -      $  -     $  -


     The provision for credit losses was $40 million in the second quarter of 2003, flat with $40 million in the first quarter of 2003 and up from $35 million in the second quarter of 2002. On a year to date basis, the provision was $80 million in 2003 compared with $70 million in 2002.

     The allowance for credit losses was $824 million at June 30, 2003, $830 million at March 31, 2003, and $616 million at June 30, 2002. The excess of charge-offs over provision of $6 million reflects the Company's proactive steps to reduce exposure in the secondary market.

     The allowance for credit losses as a percent of non-margin loans was 2.58% at June 30, 2003, compared with 2.65% at March 31, 2003, and 1.73% at
June 30, 2002.  See "Loans - Allowance".

BUSINESS SEGMENTS REVIEW

The Company has an internal information system that produces performance data for its four business segments along product and service lines.

Business Segments Accounting Principles
---------------------------------------

The Company's segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. In the second quarter of 2003 the Company modified the funds transfer rates based on an updated analysis of the duration of assets and liabilities. Prior periods have been restated.

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

Description of Business Segments
--------------------------------

The Company reports data for the four business segments: Servicing and Fiduciary, Corporate Banking, Retail Banking, and Financial Markets.

     The Servicing and Fiduciary businesses segment comprises the Company's core services, including securities servicing, global payment services, and private client services and asset management. These businesses all share certain favorable attributes: they are well diversified and fee-based; the Company serves the role of an intermediary rather than principal, thereby limiting risk and generating more stable earnings streams; and the businesses are scalable, which result in higher margins as revenues grow. Long-term trends that favor these businesses include the growth of financial assets worldwide, the globalization of investment activity, heightened demand for financial servicing outsourcing, and continuing structural changes in financial markets.

     Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate, but related businesses. These are: issuer services, which include corporate trust, depositary receipts and stock transfer; investor services, which include global custody, securities lending and separate account services; broker-dealer services, which include mutual funds, government securities clearance, hedge fund servicing, exchange traded funds and UITs; and execution and clearing services, which include all of the activities in BNY Securities Group including Pershing. This segment also includes customer-related foreign exchange trading.

     Global payment services facilitates the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

     The Company is a market leader in many of these businesses and has aggressively expanded to both enhance and expand its product and service offerings and to add new clients. The Company has completed 51 acquisitions since 1998 in these core services, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services that meet its clients' needs.

     The Corporate Banking segment provides lending and credit-related services to large public and private financial institutions and corporations nationwide, as well as to public and private mid-size businesses in the New York metropolitan area. Special industry groups focus on industry segments such as banks, broker-dealers, insurance, media and telecommunications, energy, real estate, retailing, and government banking institutions. Through BNY Capital Markets, Inc., the Company provides syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services.

     Corporate Banking coordinates delivery of all of the Company's services to customers through its global relationship managers. The two main client bases served are financial institution clients and corporate clients. The Company's strategy is to focus on those clients and industries that are major users of securities servicing and global payment services and by leveraging existing relationships to create new business opportunities.

     The Company believes that credit is an important product for many of its customers to execute their business strategies. However, the Company has continued to reduce its credit exposures in recent years by culling its loan portfolio of non-strategic exposures, focusing on increasing total relationship returns through cross-selling and limiting the size of its individual credit exposures and industry concentrations to reduce earnings volatility.

     The Retail Banking segment includes retail deposit services, branch banking, and consumer and residential mortgage lending. The Company operates 341 branches in 23 counties in the Tri-State region. The retail network is a stable source of low cost funding and provides a platform to cross-sell core services from the Servicing and Fiduciary businesses to both individuals and small businesses in the New York metropolitan area.

     The Financial Markets segment includes trading of foreign exchange and interest rate risk management products, investing and leasing activities, and treasury services to other business segments. The segment offers a comprehensive array of multi-currency hedging and yield enhancement strategies, and complements other business segments. The Financial Markets segment centralizes interest rate risk management for the Company.

     There were no major customers from whom revenues were individually material to the Company's performance.

Servicing and Fiduciary Businesses
----------------------------------

(In Millions)
                               2nd        1st        2nd
                             Quarter    Quarter    Quarter    Year-to-date
                              2003       2003        2002    2003       2002
                             -------   -------     -------  -----      -----
Net Interest Income           $ 120      $ 105      $ 122   $ 225      $ 244
Provision for
  Credit Losses                   -         -           -       -          -
Noninterest Income              838        688        691   1,526      1,350
Noninterest Expense             650        523        486   1,173        946
Income Before Taxes             308        270        327     578        648

Average Assets              $15,724    $ 7,615    $ 8,475 $11,692    $ 8,721
Average Deposits             33,499     31,128     30,295  32,320     30,255
Nonperforming Assets             16         16         16      16         16

(In billions)
Assets Under Custody        $ 7,787    $ 6,783    $ 6,613 $ 7,787    $ 6,613
Assets Under Management          83         76         75      83         75

S&P 500 Index (Period End)      975        848        990     975        990
NASDAQ Index (Period End)     1,623      1,341      1,463   1,623      1,463
NYSE Volume (In billions)      93.0       86.6       87.7   179.6      170.6
NASDAQ Volume (In billions)   112.5       88.8      115.2   201.3      222.9

     The Servicing and Fiduciary Services businesses are affected by market conditions which improved in May and June, and were characterized by higher equity trading volumes, improved equity price levels, and increased foreign exchange volume and volatility.

      The S&P 500 Index was down 2% at the end of the second quarter of 2003 from the second quarter of 2002, with average daily price levels off 12% from 2002. Total combined second quarter NYSE and NASDAQ trading volume was up 17% from the first quarter of 2003 and 1% from the second quarter of 2002. Excluding Pershing, in securities servicing, sequential quarter fee growth was strong across all the business units except global issuer services.

     The Company's diversified business model responded well to the recent improved conditions in the equity markets, and it is well positioned to benefit from further strengthening in the capital markets. The second quarter results showed sequential quarter improvement in the Company's key businesses, including securities servicing and associated foreign exchange, global payment services, private client services and asset management. Noninterest income for the second quarter of 2003 and the six months ending June 30, 2003 was $838 million and $1,526 million. This is an increase of 22% sequentially and 21% from a year ago quarter. Excluding Pershing, noninterest income was $717 million in the second quarter of 2003, which represents growth of 4% over the first quarter of 2003 and second quarter of 2002. Noninterest income for the first six months increased 13% over the comparable 2002 period, 4% excluding the impact of Pershing.

     As of June 30, 2003, the Company had assets under custody of $7.8 trillion up from $6.8 trillion at March 31, 2003 and $6.6 trillion at June 30, 2002. Cross-border custody assets were $2.2 trillion at June 30, 2003. The acquisition of Pershing added approximately $500 billion to custody assets at June 30, 2003. Equity securities composed 32% of the assets under custody at June 30, 2003, while fixed income securities were 68%.

     Fees from investor services increased both on a sequential quarter basis and over last year's second quarter. Strong performers on a sequential quarter basis included global custody and securities lending. Typically dividends are paid on foreign equities in the second quarter which creates global equity lending opportunities related to dividend arbitrage business. Wholesale distribution services and securities lending were up over last year's second quarter. Global custody benefited from the phase-in of new client wins, higher equity prices, and increased transaction volumes.

     Global issuer services declined on a sequential quarter basis and in comparison to the second quarter of 2002. Corporate trust fees declined from the record level attained in the first quarter of 2003. Depositary receipts showed improved performance on a sequential quarter basis as a result of the improved equity markets as well as seasonal corporate actions, but remain below year ago levels.

     Fees from broker-dealer services increased for the quarter in terms of both sequential quarter and year-over-year comparisons. Strong performers included government securities clearance and domestic and global collateral management services, which benefited from new business wins and higher fixed income transaction volumes driven by refinancing activity.

     Execution and clearing services increased on both a sequential quarter and on a year-over-year basis, reflecting the acquisition of Pershing as well as an increase in market trading volumes in the second quarter of 2003. Total combined second quarter NYSE and NASDAQ trading volume was up 17% from the first quarter of 2003. Excluding Pershing, sequential quarter fee growth for these services was strong across all the business units, in particular BNY Brokerage, B-Trade, and G-Trade.

     Global payment services fees were $79 million at June 30, 2003 and $156 million for the six months ending June 30, 2003. This is an increase of 3% from the prior quarter and 11% from the second quarter of 2002. The increased revenues over both periods reflect greater funds transfer activity, particularly multi-currency payments, and new business wins in key client segments, such as U.S. and international banks and mortgage banks. Global payment services fees increased by 8% on a year-to-date basis over 2002.

     Private client services and asset management fees for the second quarter were $94 million and $184 million for the six months ending June 30, 2003. This is an increase of 5% from the prior quarter, and 7% from the second quarter of 2002. The sequential quarter increase reflects the continued strong demand for alternative investments from Ivy Asset Management as well as higher fees from the private client services business. The increase from the second quarter of 2002 and on a year-to-date basis was due to strong performance from Ivy Asset Management and acquisitions.

     Assets under management ("AUM") were $83 billion at June 30, 2003 compared with $76 billion at March 31, 2003 and $75 billion at June 30, 2002. Assets under administration were $27 billion unchanged as compared with March 31, 2003 and down from $30 billion at June 30, 2002. The increase in assets under management since March 31, 2003 reflects acquisitions, growth in the Company's alternative investments business, and a rise in asset values. The increase in AUM since June 30, 2002 reflects acquisitions and growth in the Company's alternative investment business. Institutional clients represent 66% of AUM while individual clients equal 34%. AUM at June 30, 2003, are 32% invested in equities, 23% in fixed income, 9% in alternative investments and the remainder in liquid assets.

     Net interest income in the Servicing and Fiduciary businesses segment was $120 million for the second quarter of 2003 compared with $105 million in the first quarter of 2003 and $122 million in the second quarter of 2002. The increase in net interest income on a sequential quarter basis is primarily attributable to the Pershing acquisition. The decrease in net interest income from the second quarter of 2002 is primarily due to the decline in interest rates partially offset by the Pershing acquisition. Net interest income for the six months ended June 30, 2003 was $225 million compared with $244 million in the first half of 2002. The decline in net interest income mainly reflects the Federal Reserve rate cuts in 2003 and 2002, partially offset by the Pershing acquisition. Average assets for the quarter ended June 30, 2003 were $15.7 billion compared with $7.6 billion in the first quarter of 2003 and $8.5 billion in the second quarter of 2002. Average assets for the six months ended June 30, 2003 were $11.7 billion compared with $8.7 billion in the first six months of 2002. These increases reflect the Pershing acquisition. The second quarter of 2003 average deposits were $33.5 billion compared with $31.1 billion in the first quarter of 2003 and $30.3 billion in the second quarter of 2002. Average deposits for the first half of 2003 were $32.3 billion compared with $30.3 billion for the first half of 2002.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in each of the relevant periods. Nonperforming assets were $16 million at June 30, 2003, March 31, 2003 and June 30, 2002. The increase in nonperforming loans since June 30, 2002 is attributable to the Company's private client services business.

     Noninterest expense for the second quarter of 2003 was $650 million, compared with $523 million in the first quarter of 2003 and $486 million in the second quarter of 2002. The rise in noninterest expense from the first quarter reflects the Pershing acquisition. For the first half of 2003, noninterest expense was $1,173 million compared with $946 million in 2002. The rise in noninterest expense from 2002 was primarily due to acquisitions, the Company's continued investment in technology, a reduced pension credit, higher insurance expense, as well as higher volume-related sub-custodian expenses and higher variable compensation related to revenue growth.

Corporate Banking
-----------------

(In Millions)
                              2nd         1st        2nd
                             Quarter    Quarter    Quarter    Year-to-date
                              2003       2003        2002    2003      2002
                             -------   -------     ------- -------     -----
Net Interest Income           $  95      $  92      $ 106   $ 187      $ 214
Provision for
  Credit Losses                  30         30         35      60         70
Noninterest Income               86         75         73     161        142
Noninterest Expense              53         50         50     103         96
Income Before Taxes              98         87         94     185        190

Average Assets              $19,858    $20,540    $22,979 $20,197    $23,424
Average Deposits              6,583      7,219      7,011   6,899      6,956
Nonperforming Assets            410        409        292     410        292
Net Charge-offs                  42         35         30      77         60

     The Corporate Banking segment's net interest income was $95 million in the second quarter of 2003, up from $92 million in the first quarter of 2003 and down from $106 million in the second quarter of 2002. On a year-to-date basis, net interest income for 2003 was $187 million compared with $214 million in 2002. The decreases from the quarter and year-to-date 2002 periods reflect the continued reduction of average loans outstanding as well as a decline in the value of low cost short-term deposits given the lower interest rate environment. Average assets for the quarter were $19.9 billion compared with $20.5 billion in the first quarter of 2003 and $23.0 billion in the second quarter of last year. Average deposits in the corporate bank were $6.6 billion versus $7.2 billion in the first quarter of 2003 and $7.0 billion in 2002. For the six months ended June 30, 2003, average assets were $20.2 billion compared to $23.4 billion for the first six months of 2002. For the first half of 2003 and 2002, average deposits were $6.9 billion and $7.0 billion.

     The second quarter 2003 provision for credit losses was $30 million compared with $30 million in the first quarter of 2003 and $35 million last year. On a year-to-date basis the provision for credit losses was $60 million for 2003 and $70 million for 2002. Net charge-offs in the Corporate Banking segment were $42 million in the second quarter of 2003, $35 million in the first quarter of 2003, and $30 million in the second quarter of 2002. The charge-offs in 2003 primarily relate to loans to corporate borrowers. Net charge-offs for the first six months of 2003 were $77 million compared with $60 million in 2002. Nonperforming assets were $410 million at June 30, 2003, essentially flat compared with $409 million in the first quarter of 2003 and up from $292 million in the second quarter of 2002. The increase in nonperforming assets from the second quarter of 2002 primarily reflects exposures to the operating subsidiaries of a large cable operator.

     Noninterest income was $86 million in the current quarter, compared with $75 million in the first quarter of 2003 and $73 million in the second quarter a year ago reflecting higher volumes of standby letters of credit and increased capital markets activity. For the first half of 2003, noninterest income was $161 million compared with $142 million for the first half of 2002.

     Noninterest expense in the second quarter increased to $53 million from $50 million in both the first quarter of 2003 and second quarter of 2002. For the first six months of 2003 noninterest expense was $103 million compared with $96 million in 2002. The increases over 2002 reflect higher compensation costs due in part to a reduced pension credit.


Retail Banking
--------------

(In Millions)
                               2nd        1st        2nd
                             Quarter    Quarter    Quarter    Year-to-date
                              2003       2003        2002    2003      2002
                             -------   -------     ------- -------     -----
Net Interest Income           $ 118      $ 116      $ 122    $234       $238
Provision for
  Credit Losses                   5          4          3       9          6
Noninterest Income               33         29         28      62         58
Noninterest Expense              90         87         78     177        159
Income Before Taxes              56         54         69     110        131

Average Assets              $ 5,329    $ 5,382    $ 5,108  $5,355    $ 4,959
Average Noninterest
  Bearing Deposits            4,565      4,830      3,858   4,697      4,005
Average Deposits             14,252     14,122     13,011  14,187     13,128
Nonperforming Assets             11         10          7      11          7
Net Charge-offs                   5          5          5      10         10

Number of Branches              341        341        342     341        342
Total Deposit Accounts
   (In Thousands)             1,183      1,192      1,231   1,183      1,231

     Net interest income in the second quarter of 2003 was $118 million, compared with $116 million in the first quarter of 2003 and $122 million in the second quarter of 2002. Net interest income on a year-to-date basis for 2003 and 2002 was $234 million and $238 million. The decline in net interest income reflects spread compression on deposits.

     Noninterest income was $33 million for the quarter compared with $29 million on a sequential quarter basis and $28 million last year. Noninterest income for the first six months of 2003 was $62 million compared with $58 million in the first six months of 2002. The increase in noninterest income reflects a gain on the sale of $230 million of mortgage loans as well as higher fee-based customer activity.

     Noninterest expense in the second quarter of 2003 was $90 million compared with $87 million in the first quarter of 2003 and $78 million last year. These increases reflect a reduced pension credit, and higher medical benefit expense. Noninterest expense for the first half of 2003 was $177 million compared with $159 million in the first half of 2002. The year-over-year change reflects a reduced pension credit, higher occupancy, advertising, and medical benefit expenses.

     Net charge-offs were $5 million in the second quarter of 2003, $5 million in the first quarter of 2003 and $5 million in the second quarter of 2002. Net charge-offs were $10 million for the six months ending June 30, 2003 and June 30, 2002. Nonperforming assets were $11 million in the second quarter of 2003 compared with $10 million at March 31, 2003 and $7 million at June 30, 2002 reflecting modest deterioration in the Company's small business loan portfolio.

     Average deposits generated by the Retail Banking segment were $14.3 billion in the second quarter of 2003, compared with $14.1 billion in the first quarter of 2003 and $13.0 billion in the second quarter of 2002. For the first half of 2003 average deposits were $14.2 billion as compared to $13.1 billion in the first half of 2002. Noninterest bearing deposits were $4.6 billion this quarter, compared with $4.8 billion in the first quarter of 2003 and $3.9 billion in the second quarter of 2002. The increase in total deposits reflects current consumer preferences for the safety of bank deposits versus the volatility of the equity markets as well as the low interest rates offered on other investment choices. Noninterest bearing deposits for the first six months of 2003 were $4.7 billion compared with $4.0 billion in the first six months of 2002. Average assets in the retail banking sector were $5.3 billion, compared with $5.4 billion in the first quarter of 2003 and $5.1 billion in the second quarter of 2002. On a year-to-date basis, average assets were $5.4 billion for 2003 and $5.0 billion for 2002. The increases over 2002 reflect strong demand for home equity loans, as well as increased small business lending.

Financial Markets
-----------------

(In Millions)
                              2nd         1st        2nd
                             Quarter    Quarter    Quarter    Year-to-date
                              2003       2003        2002    2003      2002
                             -------   -------     ------- -------     -----
Net Interest Income           $  80      $  77      $  85   $ 157      $ 161
Provision for
  Credit Losses                   6          5          5      11         10
Noninterest Income               33         50         64      83        117
Noninterest Expense              25         24         21      49         43
Income Before Taxes              82         98        123     180        225

Average Assets              $46,463    $44,334    $40,822 $45,404    $40,295
Average Deposits              4,153      4,917      1,792   4,533      1,905
Average Investment
   Securities                18,720     17,977     14,614  18,351     13,707
Net Charge-offs                   -          -          -       -          -

     Net interest income for the second quarter was $80 million compared with $77 million on a sequential quarter basis and $85 million a year ago. The sequential quarter increase reflects higher average assets, and an additional day in the quarter, offset in part by lower investment yields. The declines from 2002 reflect lower reinvestment yields partially offset by an increase in assets, primarily highly-rated mortgage-backed securities. Net interest income was $157 million in the first six months of 2003 compared to $161 million in the first six months of 2002. Average second quarter 2003 assets in the Financial Markets segment were $46.5 billion, up from $44.3 billion on a sequential quarter basis and $40.8 billion last year. Average assets for the first half of 2003 were $45.4 billion compared to $40.3 billion for the first half of 2002. The increase in assets reflects the Company's continuing strategy to reduce investment in higher risk corporate loans and increase holdings of highly rated, more liquid investment securities.

     Noninterest income was $33 million in the second quarter of 2003, compared with $50 million in the first quarter of 2003 and $64 million in the second quarter of 2002. On a year-to-date basis, noninterest income was $83 million in 2003 and $117 million in 2002. The negative variance versus the first quarter of 2003 reflects lower structured product fees and lower trading related revenues, as the flatter yield curve and lower interest rates caused clients to reduce or delay their hedging activities. The decrease versus a year ago was caused by declines in securities gains and structured product fees.

     Net charge-offs were zero in each of the relevant periods. Noninterest expense was essentially flat at $25 million in the second quarter of 2003, compared with $24 million in the first quarter of 2003 but up from $21 million in last year's second quarter. Noninterest expense for the six months ended June 30, 2003 was $49 million, compared with $43 million for the six months ended June 30, 2002 reflecting higher compensation costs.


The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.


In Millions
                         Servicing
                            and
For the Quarter Ended    Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2003            Businesses   Banking    Banking   Markets      Items        Total
---------------------    ----------  ---------   -------  ---------  -----------  ------------
(In Millions)
Net Interest Income         $ 120       $ 95      $ 118      $ 80      $ (15)       $ 398
Provision for
  Credit Losses                 -         30          5         6         (1)          40
Noninterest Income            838         86         33        33          6          996
Noninterest Expense           650         53         90        25         85          903
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 308       $ 98      $  56      $ 82      $ (93)       $ 451
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        57%        18%        10%       15%
Average Assets            $15,724    $19,858     $5,329   $46,463    $ 3,550      $90,924




In Millions
                         Servicing
                            and
For the Quarter Ended    Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
March 31, 2003           Businesses   Banking    Banking   Markets      Items        Total
---------------------    ----------  ---------   -------  ---------  -----------  ------------
(In Millions)
Net Interest Income         $ 105       $ 92      $ 116      $ 77      $  (4)       $ 386
Provision for
  Credit Losses                 -         30          4         5          1           40
Noninterest Income            688         75         29        50          2          844
Noninterest Expense           523         50         87        24         55          739
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 270       $ 87      $  54      $ 98      $ (58)       $ 451
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        53%        17%        11%       19%
Average Assets            $ 7,615    $20,540     $5,382   $44,334    $ 2,605      $80,476



In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2002           Businesses   Banking    Banking   Markets      Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income         $ 122       $106      $ 122      $ 85      $ (12)       $ 423
Provision for
  Credit Losses                 -         35          3         5         (8)          35
Noninterest Income            691         73         28        64         (1)         855
Noninterest Expense           486         50         78        21         61          696
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 327       $ 94      $  69      $123      $ (66)       $ 547
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        54%        15%        11%       20%
Average Assets             $8,475    $22,979     $5,108   $40,822    $  2,303     $79,687




In Millions
                           Servicing
                              and
For the Six Months Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2003              Businesses   Banking    Banking   Markets      Items        Total
-----------------------    ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income         $ 225       $187      $ 234      $157      $ (19)       $ 784
Provision for
  Credit Losses                 -         60          9        11          -           80
Noninterest Income          1,526        161         62        83          9        1,841
Noninterest Expense         1,173        103        177        49        140        1,642
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 578       $185      $ 110      $180      $(150)       $ 903
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        55%        18%        10%       17%
Average Assets            $11,692    $20,197     $5,355   $45,404    $ 3,080      $85,728




In Millions
                           Servicing
                              and
For the Six Months Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2002              Businesses   Banking    Banking   Markets      Items        Total
-----------------------    ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income         $ 244       $214      $ 238      $161      $ (22)       $ 835
Provision for
  Credit Losses                 -         70          6        10        (16)          70
Noninterest Income          1,350        142         58       117          6        1,673
Noninterest Expense           946         96        159        43        101        1,345
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 648       $190      $ 131      $225      $(101)      $1,093
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        54%        16%        11%       19%
Average Assets             $8,721    $23,424     $4,959   $40,295    $ 2,249      $79,648


Reconciling Items
-----------------

Description - Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill and intangibles. Reconciling items for noninterest income primarily relate to the sale of certain securities and certain other gains. Reconciling items for noninterest expense primarily reflects corporate overhead as well as amortization of intangibles and severance. In the second quarter of 2003, merger and integration costs associated with Pershing are also reconciling items. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.


                                  2nd        1st      2nd
                                Quarter    Quarter  Quarter    Year-to-date
(In millions)                     2003       2003     2002     2003     2002
                                -------   -------   -------  ------    -----
Segment's revenue               $1,403     $1,232    $1,291  $2,635   $2,524

Adjustments:
   Earnings associated with
      assignment of capital        (28)       (21)      (24)    (48)     (50)
   Securities gains                  -          -        (2)      -        2
   Other gains                       6          4         -      10        4
   Taxable equivalent basis and
     other tax-related items        13         15        13      28       28
                                -------    ------    ------  ------   ------
Subtotal-revenue adjustments        (9)        (2)      (13)    (10)     (16)
                                -------    ------    ------  ------   ------

Consolidated revenue            $1,394     $1,230    $1,278  $2,625   $2,508
                                =======    ======    ======  ======   ======

Segment's income before tax     $  544     $  509    $  613  $1,053   $1,194
Adjustments:
     Revenue adjustments (above)    (9)        (2)      (13)    (10)     (16)
     Provision for credit losses
       different than GAAP           1         (1)        8       -       16
     Severance                      (4)        (2)      (11)     (6)     (14)
     Goodwill and
       intangible amortization      (7)        (3)       (2)    (10)      (4)
     Pershing-related
       integration expenses        (25)         -         -     (25)       -
     Corporate overhead            (49)       (50)      (48)    (99)     (83)
                                ------     ------    ------  ------   ------
Consolidated income
          before tax            $  451     $  451    $  547  $  903   $1,093
                                ======     ======    ======  ======   ======
Segments' total
          average assets       $87,374    $77,871   $77,384 $82,648  $77,399
Adjustments:
     Goodwill and intangibles    3,550      2,605     2,303   3,080    2,249
                               -------    -------   -------  ------   ------
Consolidated average assets    $90,924    $80,476   $79,687 $85,728  $79,648
                               =======    =======   ======= =======  =======

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

     The reconciling item for the provision for loan losses primarily relates to Corporate Banking and in 2003 to aircraft leases in Financial Markets. Goodwill and intangible amortization primarily relates to the Securities Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures. Merger and integration charges would be allocated to the securities and fiduciary businesses segment.

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $99.6 billion at June 30, 2003, compared with $79.5 billion at March 31, 2003, and $77.6 billion at December 31, 2002. The increase in total assets reflects $12.1 billion in assets related to Pershing as well as an increase of $8 billion in liquid assets primarily related to the Company's securities servicing business. As a result, federal funds sold and securities purchased under resale agreements were $12.1 billion at June 30, 2003 compared with $1.4 billion at December 31, 2002. In addition, overdrafts were $3.5 billion at June 30, 2003 compared with $1.8 billion at December 31, 2002. Customers have left higher cash balances with the Company in the low interest rate environment due to a lack of favorable overnight investment alternatives. In addition, high securities settlement volumes at quarter end resulted in a higher than normal level of uncompleted trades across the industry, which added to the cash levels in customer accounts. Historically, the balance in certain customer accounts at the Company tend to increase at period end compared to daily average balances in these accounts, resulting in distortion in the Company's period-end balance sheets. To minimize these distortions, the Company plans to enter into agreements with certain customers to manage the level of excess balances. Total shareholders' equity was $8.1 billion at June 30, 2003, compared with $6.9 billion at March 31, 2003, and $6.7 billion at December 31, 2002. The increase in shareholders' equity is primarily attributable to the issuance of approximately $1 billion of common stock related to the Pershing acquisition, as well as the retention of earnings.

     Return on average common equity on a reported basis for the second quarter of 2003 was 15.56%, compared with 17.80% in the first quarter of 2003, and 22.59% in the second quarter of 2002. On a reported basis, return on average assets for the second quarter of 2003 was 1.30%, compared with 1.49% in the first quarter of 2003, and 1.82% in the second quarter of 2002. Excluding the merger-related costs of $25 million, return on average common equity for the second quarter of 2003 was 16.41%, while return on average assets was 1.37%. For the first six months of 2003, return on average common equity was 16.61% compared with 23.16% in 2002. On a reported basis, return on average assets was 1.39% for the first six months of 2003 compared with 1.83% in 2002 on a reported basis. Excluding the merger-related costs of $25 million, return on average common equity for the first six months of 2003 was 17.08%, while return on average assets was 1.43%.

Investment Securities
---------------------

The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

     (In millions)                           06/30/03         12/31/02
                                             --------         --------
     Fixed Income:
      Mortgage-Backed Securities             $16,216          $13,084
      Asset-Backed Securities                     36               37
      Corporate Debt                           1,286            1,112
      Short-Term Money Market Instruments      1,149            1,999
      U.S. Treasury Securities                   245              537
      U.S. Government Agencies                   344              469
      State and Political Subdivisions           324              403
      Emerging Market Debt                       111              114
      Other Foreign Debt                         542              273
                                             -------          -------
     Subtotal Fixed Income                    20,253           18,028

     Equity Securities:
      Money Market Funds                          52               91
      Bank Stocks                                  -               91
      Federal Reserve Bank Stock                  66               66
      Other                                       22               22
                                             -------          -------
     Subtotal Equity Securities                  140              270
                                             -------          -------
     Total Securities                        $20,393          $18,298
                                             =======          =======

     Total investment securities were $20.4 billion at June 30, 2003, compared with $19.6 billion at March 31, 2003, and $18.3 billion at December 31, 2002. Average investment securities were $18.7 billion in the second quarter of 2003, compared with $18.0 billion in the first quarter of 2003 and $14.6 billion in the second quarter of last year. Average investment securities were $18.4 billion in the six months ended June 30, 2003, compared with $13.7 billion in the six months ended June 30, 2002. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities which are 98% rated AAA, 1% AA, and 1% A. Since December 31, 2002, the Company has added approximately $3 billion of mortgage-backed securities to its investment portfolio. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short average lives. The Company has maintained a duration of approximately 2.2 years on its overall fixed income portfolio to best match its liabilities and reduce the adverse impact from a rise in interest rates.

     Net unrealized gains for securities available-for-sale were $363 million at June 30, 2003, compared with $338 million at December 31, 2002. As interest rates rise, the Company expects the unrealized gains will decline.

Loans
-----

     Total loans including margin loans were $37.8 billion at June 30, 2003, compared with $31.7 billion at March 31, 2003, and $31.3 billion at December 31, 2002. Average loans were $35.7 billion in the second quarter of 2003, compared with $32.0 billion in the first quarter of 2003 and $34.2 billion in the second quarter of 2002. Pershing contributed $3.0 billion to the increase in average loans. Excluding Pershing, average loans were $32.7 billion in the second quarter of 2003, $32.0 billion in the first quarter of 2003, and $34.2 billion in the second quarter of 2002. The increase on a sequential quarter basis reflects overdrafts related to uncompleted securities trades.
The decrease from 2002 reflects the Company's continued reduction of corporate loan exposures, as it reallocates capital towards its fee-based businesses.

     The Company has made steady progress in reducing its exposure to higher risk credits and will continue its intensive efforts to do so in the telecom segment as well as throughout the loan portfolio. The Company continued to make progress in its risk reduction efforts during the second quarter. Total exposures to corporate clients were reduced by $2.0 billion, with telecom exposures reduced by approximately $244 million. The Company's $9 billion corporate exposure reduction program is ahead of schedule with the Company over halfway to its targeted goal with six quarters remaining. The improvement in credit spreads in the second quarter and resulting price improvement and greater liquidity in the secondary loan market created favorable conditions for the Company to reduce non-strategic exposure and certain large credits. The increase in margin loans reflects the acquisition of Pershing. The following tables provide additional details on the Company's loan exposures and outstandings at June 30, 2003 in comparison to December 31, 2002.


Overall Loan Portfolio

                                       Unfunded     Total             Unfunded     Total
(dollars in billions)          Loans  Commitments  Exposure   Loans  Commitments  Exposure
                              ----------------------------- ------------------------------
                              6/30/03   6/30/03    6/30/03  12/31/02  12/31/02    12/31/02
                              --------  -------    -------  --------  --------    --------

Financial Institutions(4)      $ 9.7    $21.7       $31.4     $ 6.6     $24.1      $30.7
Corporate(4)                     6.2     21.5        27.7       8.2      23.4       31.6
                               -----    -----       -----     -----     -----       ----
                                15.9     43.2        59.1      14.8      47.5       62.3
                               -----    -----       -----     -----     -----       ----
Consumer & Middle Market         8.0      4.1        12.1       8.0       4.1       12.1
Leasing Financings               5.6      0.1         5.7       5.6       0.1        5.7
Commercial Real Estate           2.4      0.8         3.2       2.5       0.8        3.3
Margin loans                     5.9        -         5.9       0.4         -        0.4
                               -----    -----       -----     -----     -----      -----
Total                          $37.8    $48.2       $86.0     $31.3     $52.5      $83.8
                               =====    =====       =====     =====     =====      =====

(1) Includes assets held for sale.

(2) Unfunded commitments include letters of credit.

(3) Excludes acceptances due from customers.

(4) The Company reclassified $0.9 billion of exposures from Corporate to Financial Institutions to better reflect the underlying nature of the credit.  Prior periods have been restated.

Financial Institutions
----------------------

The financial institutions portfolio exposure was $31.4 billion at June 30, 2003 compared to $30.7 billion at December 31, 2002. These exposures are of high quality, with 88% meeting the investment grade criteria of the Company's rating system. The exposures are generally short-term, with 74% expiring within one year and are frequently secured. For example, mortgage banks, securities firms, and asset managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.


(Dollars in billions)
                         06/30/03                                 12/31/02
                  ------------------------------               -----------------------------
                           Unfunded     Total     %Inv  %due            Unfunded     Total
Lending Division   Loans  Commitments  Exposures  Grade <1 Yr  Loans   Commitments Exposures
----------------  ------  -----------  ---------  ----- ------ ------  ----------- ---------
Banks             $ 3.4    $ 3.4       $ 6.8       74%   80%   $2.9      $ 4.5      $ 7.4
Securities
 Industry           3.3      3.5         6.8       88    97     1.3        3.9        5.2
Insurance           0.4      5.1         5.5       96    65     0.4        5.5        5.9
Government          0.1      5.3         5.4       98    52     0.2        5.5        5.7
Asset Managers      1.9      3.3         5.2       86    69     1.2        3.9        5.1
Mortgage Banks      0.4      0.6         1.0       87    77     0.4        0.5        0.9
Endowments          0.2      0.5         0.7       99    84     0.2        0.3        0.5
                  -----    -----       -----      ---   ----   ----      -----      -----
   Total          $ 9.7    $21.7       $31.4       88%   74%   $6.6      $24.1      $30.7
                  =====    =====       =====      ===   ====   ====      =====      =====

Corporate
---------

The corporate portfolio exposure declined to $27.7 billion at June 30, 2003 from $31.6 billion at year-end 2002. Approximately 73% of the portfolio is investment grade, with 34% of the portfolio maturing in one year. In 2002, the Company announced it expects to reduce its corporate exposure by $9 billion to $24 billion by the end of 2004. At June 30, 2003, this portfolio had been reduced by $5.3 billion of the $9 billion target.


(Dollars in billions)
                        06/30/03                                  12/31/02
                  -----------------------------                -----------------------------
                           Unfunded      Total     %Inv  %due            Unfunded    Total
Lending Division   Loans  Commitments  Exposures  Grade <1 Yr  Loans   Commitments Exposures
----------------  ------  -----------  ---------  ----- ------ ------  ----------- ---------

Media             $ 1.7    $ 2.3       $ 4.0       66%   14%   $1.9      $ 2.4       $4.3
Cable               0.8      0.6         1.4       36     4     1.0        0.6        1.6
Telecom             0.5      0.7         1.2       57    30     0.7        0.8        1.5
                  -----    -----       -----       --    --    ----      -----      -----
   Subtotal         3.0      3.6         6.6       58%   15%    3.6        3.8        7.4

Utilities           0.3      2.6         2.9       87    67     0.7        3.0        3.7
Retailing           0.1      2.5         2.6       75    44     0.2        2.6        2.8
Automotive          0.2      2.1         2.3       76    41     0.2        2.6        2.8
Oil & Gas           0.3      1.6         1.9       79    37     0.4        1.7        2.1
Healthcare          0.3      1.3         1.6       85    31     0.4        1.5        1.9
Other*              2.0      7.8         9.8       73    32     2.7        8.2       10.9
                  -----    -----       -----       --    --    ----      -----      -----
   Total          $ 6.2    $21.5       $27.7       73%   34%   $8.2      $23.4      $31.6
                  =====    =====       =====       ==    ==    ====      =====      =====

* Diversified portfolio of industries and geographies


     Media, cable, and telecommunications has been a significant industry specialization of the Company historically. The Company has specifically targeted the telecom portfolio for continued reduction in exposure with a goal of reducing the telecom portfolio below $750 million by December 31, 2004. In the first six months of 2003, the Company reduced telecom exposure by $344 million. The percentage of investment grade borrowers in the telecom portfolio has increased to 57% from 54% at year end 2002, due to reductions in lower rated exposures.

     The Company's exposure to the airline industry consists of a $632 million aircraft leasing portfolio as well as $55 million of direct lending. The aircraft leasing portfolio consists of $284 million to major U.S. carriers, $253 million to foreign airlines and $95 million to U.S. regionals. During the second quarter, the domestic airline industry witnessed structural improvements, including favorable labor developments, continued cost containment, and increased liquidity due to government aid. Notwithstanding the quarter's improvements, the industry faces sustained challenges from a tepid economic recovery, ongoing tension in labor relations, intense domestic competition, future pension funding requirements, and geopolitical uncertainty. Because of these factors, the Company continues to carefully monitor its airline exposure.

Nonperforming Assets
--------------------

                                                    Change                  Change
                                                  6/30/03 vs.             6/30/03 vs.
(Dollars in millions)         6/30/03    3/31/03   3/31/03     12/31/02     12/31/02
                              --------  --------  --------     --------     --------
Category of Loans:
     Commercial                 $312       $327    $(15)        $321         $(9)
     Foreign                      84         75       9           84           -
     Other                        41         34       7           34           7
                                ----       ----     ---          ---         ---
  Total Nonperforming Loans      437        436       1          439          (2)
Other Real Estate                  -          -       -            1          (1)
                                ----       ----     ----        ----        ----
  Total Nonperforming Assets    $437       $436     $ 1         $440         $(3)
                                ====       ====     ====        ====        ====

Nonperforming Assets Ratio       1.4%       1.4%                 1.4%
Allowance/Nonperforming Loans  188.6      190.4                189.1
Allowance/Nonperforming Assets 188.6      190.4                188.7


     Nonperforming assets totaled $437 million at June 30, 2003, essentially unchanged from $436 million at March 31, 2003. The level of nonperforming assets prospectively will depend upon the strength and pace of the U.S. economic recovery.

     Interest income would have been increased by $3 million and $4 million for the second quarters of 2003 and 2002 if loans on nonaccrual status at June 30, 2003 and 2002 had been performing for the entire period. Interest income would have been increased by $8 million for the six months ended June 30, 2003 and 2002 if loans on nonaccrual status at June 30, 2003 and 2002 had been performing for the entire period.

Impaired Loans
--------------


The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans:

(Dollars in millions)                         6/30/03           12/31/02
                                             --------           --------

Impaired Loans with an Allowance                $393               $376
Impaired Loans without an Allowance(1)             4                 27
                                                ----               ----
Total Impaired Loans                            $397               $403
                                                ====               ====
Allowance for Impaired Loans(2)                 $189               $167
Average Balance of Impaired Loans
 during the Quarter                             $404               $343
Interest Income Recognized on
 Impaired Loans during the Quarter              $0.4               $0.1

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                     June 30     March 31     June 30
 (Dollars in millions)                 2003        2003         2002
                                     -------     --------     -------
Loans                                $37,796      $31,735     $35,998
Margin Loans                           5,911          467         487
Non-Margin Loans                      31,885       31,268      35,511
Allowance                                824          830         616
Allowance for Loan Losses
  As a Percent of Loans                 2.18%        2.62%       1.71%
Allowance for Loan Losses As a
  Percent of Non-Margin Loans           2.58         2.65        1.73

     The allowance for credit losses to total loans was $824 million, or 2.18% of loans at June 30, 2003, compared with $830 million, or 2.62% at March 31, 2003 and $616 million, or 1.71% of loans at June 30, 2002.

     The ratio of the allowance for credit losses to non-margin loans was 2.58% for June 30, 2003, compared with 2.65% at March 31, 2003 and 1.73% at June 30, 2002, reflecting stability in credit quality in the first six months of 2003. The Pershing acquisition added $5.5 billion of secured margin loans to the Company's balance sheet at June 30, 2003. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these credits. The Company believes the ratio of allowance for credit losses to non-margin loan is a more appropriate metric for the allowance for credit losses than the ratio of allowance for loan losses to total loans.

     The ratio of the allowance to nonperforming assets was 188.6% at June 30, 2003, compared with 190.4% at March 31, 2003, and 194.9% at June 30, 2002.
The ratio of the allowance to nonperforming loans was 188.6% at June 30, 2003, compared with 190.4% at March 31, 2003, and 195.7% at June 30, 2002. Included in the Company's allowance for credit losses at June 30, 2003 is an allocated transfer risk reserve related to Argentina of $23 million.

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

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                  6/30/03      12/31/02
                                  -------      -------

Domestic
     Real Estate                        2%           3%
     Commercial                        75           75
     Consumer                           1            1
Foreign                                 9            9
Unallocated                            13           12
                                      ---          ---
                                      100%         100%
                                      ===          ===

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

Deposits
--------

     Total deposits were $64.7 billion at June 30, 2003, compared with $55.4 billion at December 31, 2002. The increase was primarily due to additional deposits from customers who have left higher cash balances with the Company in the low interest rate environment due to a lack of favorable overnight investment alternatives. In addition, high securities settlement volumes at quarter end resulted in a higher than normal level of uncompleted trades across the industry, which added to the cash levels in customer accounts. Noninterest-bearing deposits were $16.4 billion at June 30, 2003, compared with $13.3 billion at December 31, 2002. Interest-bearing deposits were $48.2 billion at June 30, 2003, compared with $42.1 billion at December 31, 2002.

WORLD TRADE CENTER DISASTER UPDATE

     During the first six months of 2003, the Company incurred $20 million in expenses associated with interim space, business interruption, and the restoration of facilities, which was offset by an insurance recovery.

     The Company is actively engaged in subletting its interim operating facilities. Through June 30, 2003, the Company had terminated or sublet 700,000 square feet and had 600,000 square feet remaining to sublet. The Company has recorded a liability for its sublease loss as of June 30, 2003 of $216 million. At June 30, 2003, the Company had reserved for approximately 53% of the future costs associated with the subleases. The Company expects the remainder of the costs to be covered by income from subletting these properties.

     The financial statement impact of the WTC disaster is shown in the table below:
      (In millions)                           2003
                                              ----
      WTC Expenses                           $  20
      Insurance Recovery                        20
                                             -----
      Pre-tax Impact                         $   -
                                             =====

      Cumulative Insurance Recovery          $ 673
      Cumulative Cash Advances from
       Insurance Companies                    (600)
                                             -----
      Receivable from Insurance Companies
       at July 31, 2003                      $  73
                                             =====

     Future cash advances will largely relate to business interruption costs. The Company expects to record modest additional insurance recoveries in 2003 and 2004 above the current $673 million as it completes the move of its data centers from interim locations to final locations.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting and Reporting Policies" in the Company's 2002 Annual Report on Form 10-K. Three of the Company's more critical accounting policies are those related to the allowance for credit losses, to the valuation of derivatives and securities where quoted market prices are not available, and to the valuation of goodwill and other intangibles.


Allowance for Credit Losses
---------------------------

     The allowance for credit losses represents management's estimate of probable losses inherent in the Company's loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probabilities of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company's internal ratings are consistent with external rating agency default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

     One key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At June 30, 2003, the unallocated allowance was 13% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $41 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $62 million, while if each pass credit were rated one grade worse, the allowance would have increased by $84 million.

     For non pass rated credits, if the loss given default were 10% worse, the allowance would have increased by $34 million, while if the loss given default were 10% better, the allowance would have decreased by $51 million.

     For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have decreased or increased by $21 million, respectively.

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

     To assist in assessing the impact of a change in valuation, at June 30, 2003, approximately $3.2 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $79 million.

Valuation of Goodwill and Other Intangibles
-------------------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,149 million at June 30, 2003) and indefinite-lived intangible assets ($370 million at June 30, 2003) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the acquired assets fair value. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit equals or exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite lived intangible assets are evaluated for impairment at least annually by comparing its fair value to its carrying value.

     Other identifiable intangible assets ($454 million at June 30, 2003) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite lived intangibles or other intangibles which require amortization. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.0 billion of goodwill and intangible assets at June 30, 2003. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $199 million.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $14.3 billion and $14.1 billion on an average basis for the first six months of 2003 and 2002. Stable foreign deposits, primarily from the Company's European based securities servicing business, were $23.8 billion and $24.8 billion at June 30, 2003 and 2002. Savings and other time deposits were $10.1 billion on a year-to-date average basis at June 30, 2003 compared to $9.7 billion at June 30, 2002. A significant reduction in the Company's securities businesses would reduce its access to foreign deposits.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a collateralized line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At June 30, 2003, the amount of dividends the Bank could pay to the Parent and remain in compliance with federal bank regulatory requirements was $390 million. This dividend capacity would increase in the remainder of 2003 to the extent of net income, less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $423 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     The Parent has a line of credit with the Bank, which is subject to limits imposed by federal banking law. At June 30, 2003, the Parent could use the subsidiaries' liquid securities as collateral to allow it to borrow $53 million rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. The Parent had no borrowings from the Bank at June 30, 2003.

     For the quarter ended June 30, 2003, the Parent's quarterly average commercial paper borrowings were $118 million compared with $66 million in 2002. At June 30, 2003, the Parent had cash of $691 million compared with cash of $398 million at December 31, 2002 and $866 million at June 30, 2002. Net of commercial paper outstanding, the Parent's cash position at June 30, 2003 was up $345 million compared with December 31, 2002.

     The Parent has back-up lines of credit of $275 million at financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at June 30, 2003 and June 30, 2002.

     The Parent also has the ability to access the capital markets. At July 31, 2003, the Parent has a shelf registration statement with a capacity of $1,055 million of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of July 31, 2003 were as follows:


                                                       The Bank of
            Parent         Parent       Parent Senior  New York
            Commercial  Subordinated      Long-Term    Long-Term
            Paper       Long-Term Debt     Debt        Deposits     Outlook
            ----------- --------------- -------------  ------------ --------
Standard &
 Poor's        A-1           A              A+             AA-       Stable

Moody's        P-1           A1             Aa3            Aa2     Negative

Fitch          F1+           A+             AA-            AA        Stable

     The Parent's major uses of funds are payment of principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

     The Parent has approximately $410 million of long-term debt that becomes due in 2003 subsequent to June 30, 2003. In addition, at June 30, 2003, the Parent has the option to call $270 million of subordinated debt in 2003 which it will call and refinance if market conditions are favorable. In the second quarter of 2003, the Company redeemed $360 million of debt. In July 2003, the Company called for redemption $50 million of subordinated debt. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at June 30, 2003 and 2002 was 101.19% and 101.58%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Earnings and other operating activities provided $1.0 billion in cash flows through June 30, 2003, compared with $4.0 billion provided by operating activities through June 30, 2002. The sources of cash flows from operations in 2003 and 2002 were principally the result of changes in trading activities and net income.

     In the first six months of 2003, cash used by investing activities was $12.1 billion as compared to cash used by investing activities in the first six months of 2002 of $2.8 billion. In the first six months of 2003 and 2002, cash was used to increase the Company's investment securities portfolio, which is part of an ongoing strategy to shift the Company's asset mix from loans towards highly rated investment securities and short-term liquid assets. In addition, there was a significant increase in federal funds sold and securities purchased under resale agreements. In 2002, the increase in securities was offset by reductions in interest bearing deposits in banks and federal funds sold and securities purchased under resale agreements.

     In the first six months of 2003, cash provided by financing activities was $10.6 billion as compared to cash used by financing activities in the first six months of 2002 of $1.5 billion. Sources of funds in 2003 include deposits, payables to customers and broker-dealers and the issuance of long-term debt and common stock. In 2002 the major use of funds was deposits.

CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and The Bank of New York ("the Bank"), in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of June 30, 2003 and 2002, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets). If a bank holding company or bank fails to qualify as "adequately capitalized", regulatory sanctions and limitations are imposed. The Company's and the Bank's capital ratios are as follows:


                   June 30, 2003           June 30, 2002
                ---------------------  ---------------------               Well       Adequately
                                                              Company   Capitalized   Capitalized
                   Company     Bank       Company     Bank    Targets   Guidelines    Guidelines
                   -------     ----       -------    ------   -------   -----------   -----------
Tier 1*              6.83%     6.91%       7.70%     7.57%     7.75%        6%            4%
Total Capital**     11.07     11.17       11.48     11.17     11.75        10             8
Leverage             5.85      5.90        6.82      6.70      6.50         5            3-5
Tangible Common
  Equity             4.33      5.01        5.41      6.07    5.25-6.00    N.A.           N.A.

* Tier 1 capital consists, generally, of common equity and certain qualifying preferred stock, less goodwill.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.


     The Company's estimated regulatory Tier 1 capital and Total capital ratios were 6.83% and 11.07% at June 30, 2003, compared with 7.92% and 12.72% at March 31, 2003, and 7.70% and 11.48% at June 30, 2002. The
regulatory leverage ratio was 5.85% at June 30, 2003, compared with 6.68% at March 31, 2003, and 6.82% at June 30, 2002. The Company's tangible common equity as a percentage of total assets was 4.33% at June 30, 2003, compared with 5.53% at March 31, 2003, and 5.41% at June 30, 2002. The Company's capital ratios at June 30, 2003 reflect the increased size of the balance sheet as well as an additional $1.3 billion of intangible assets (which are deducted from regulatory capital) related to Pershing. The Company remains well capitalized. Historically, the balance in certain customer accounts at the Company tend to increase at period end compared to daily average balances in those accounts, resulting in distortions in the Company's period-end balance sheets. To minimize these distortions, the Company plans to enter into agreements with certain customers to manage the level of excess balances. In addition, the Company is active in addressing industry settlement issues. The Company expects its capital ratios to return to their targeted ranges over the next year.

The following table presents the components of the Company's risk-based capital at June 30, 2003 and 2002:

 (in millions)                                    2003                2002
                                                  ----                ----

Common Stock                                    $8,113              $6,610
Preferred Stock                                      -                   -
Preferred Trust Securities                       1,150               1,100
Adjustments: Intangibles                        (3,966)             (2,364)
             Securities Valuation Allowance       (214)                (84)
             Merchant Banking Investments           (5)                 (2)
                                                ------              ------
Tier 1 Capital                                   5,078               5,260
                                                ------              ------
Qualifying Unrealized Equity Security Gains          -                   -
Qualifying Subordinated Debt                     2,356               1,996
Qualifying Allowance for Loan Losses               800                 583
                                                ------              ------
Tier 2 Capital                                   3,156               2,579
                                                ------              ------
Total Risk-based Capital                        $8,234              $7,839
                                                ======              ======

Risk-Adjusted Assets                           $74,378             $68,271
                                               =======             =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 2003 and June 30, 2002 are as follows:

                                                                 2003
                                  June 30, 2003                 Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 62,181   $   43    $    -     $   86    $    -
  Swaps                     158,635    1,952       537      2,089       698
  Written Options           119,304        -     1,502          -     1,432
  Purchased Options          63,197      268         -        271         -
Foreign Exchange Contracts:
  Swaps                       2,791        -         -          -         -
  Written Options            16,387        -        96          -        79
  Purchased Options          18,912       73         -        520         -
  Commitments to Purchase
  and Sell Foreign Exchange  63,020      407       456        374       489
Debt Securities                   -    3,488        26      4,360        35
Credit Derivatives            1,801        5         4          6         4
Equity Derivatives                -       16         -         22        17
                                      ------    ------     ------    ------
Total Trading Account                 $6,252    $2,621     $7,728    $2,754
                                      ======    ======     ======    ======


                                                                 2002
                                    June 30, 2002               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 43,100   $   98    $    -    $    81    $    -
  Swaps                     144,429    1,423       811      1,448       881
  Written Options           123,597        -     1,066          -     1,023
  Purchased Options          44,083      188         -        174         -
Foreign Exchange Contracts:
  Swaps                       1,969        -         -          -         -
  Written Options            15,278        -       166          -        83
  Purchased Options          17,611       68         -         79         -
  Commitments to Purchase
  and Sell Foreign Exchange  59,371      825       835        437       463
Debt Securities                   -    3,938       142      4,473        37
Credit Derivatives            2,075        8         1         17         7
Equity Derivatives                -       29        12         27         7
                                      ------    ------    -------    ------
Total Trading Account                 $6,577    $3,033    $ 6,736    $2,501
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


     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(In millions)                  2nd Quarter 2003                Year-to-Date 2003
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   6/30/03
                      --------   --------   --------     -------   -------   -------   -------
Interest rate           $6.4       $3.2      $10.4         $5.6      $2.2     $11.2      $9.7
Foreign Exchange         0.9        0.5        1.9          0.8       0.5       1.9       0.9
Equity                   0.1          -        0.3          0.1         -       0.4       0.3
Credit Derivatives       2.0        1.6        2.8          1.0         -       2.8       1.8
Diversification         (1.9)        NM         NM         (0.6)       NM        NM      (1.2)
Overall Portfolio        7.5        5.1       14.7          6.9       2.0      14.7      11.5


(In millions)                  2nd Quarter 2002                Year-to-Date 2002
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   6/30/02
                      --------   --------   --------     -------   -------   -------   -------
Interest rate           $4.8       $3.5       $6.6         $5.0      $3.4      $9.2      $4.6
Foreign Exchange         1.5        0.7        3.8          1.2       0.6       3.8       0.9
Equity                     -          -        1.1            -         -       1.1       0.8
Credit Derivatives         -          -          -            -         -         -         -
Diversification         (2.1)        NM         NM         (1.8)       NM        NM      (1.8)
Overall Portfolio        4.2        3.0        7.2          4.4       3.0       8.3       4.5



NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


     During the first six months of 2003, interest rate risk generated approximately 75% of average VAR, credit derivatives generated 13% of average VAR, foreign exchange generated 11% of average VAR, and equity generated 1% of average VAR. During the second quarter and first six months of 2003, the daily trading loss did not exceed the calculated VAR amounts on any given day.


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

(In millions)                             2003        %
                                          ----      ----
     +200 bp Ramp vs. Stable Rate       $(12.0)    (0.71)%
     +100 bp Ramp vs. Stable Rate         10.6      0.63
      -25 bp Shock vs. Stable Rate       (13.9)    (0.82)

     These scenarios do not include the strategies that management could employ to limit the impact as interest rate expectations change. The Company's interest rate positioning continues to be relatively neutral to changes in interest rates in either direction with Pershing not having a material impact.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. For example, based on the level of interest rates at June 30, 2003, the Company does not believe it would be able to reduce rates on all its deposit products if there are further declines in interest rates. In addition, if interest rates rise, the Company's portfolio of mortgage related assets would have reduced returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

     The Company earns substantial distribution fee income from investing customer funds in various liquid investments as directed by the customer. Declines in interest rates have reduced the return available to be shared by investors, asset managers and the Company. Further cuts in interest rates may cause a reduction in noninterest income as the returns from these investments are no longer adequate to compensate all of the parties involved in the transaction. The actual impact on the Company will depend on negotiations with the parties engaged in these transactions.

STATISTICAL INFORMATION

                      THE BANK OF NEW YORK COMPANY, INC.
           Average Balances and Rates on a Taxable Equivalent Basis
                             (Dollars in millions)



                                            For the three months              For the three months
                                            ended June 30, 2003               ended June 30, 2002
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 7,049       $  41       2.37%    $ 5,737       $  44      3.03%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       7,931          24       1.20       2,834          12      1.69
Margin Loans                             3,492          21       2.42         449           3      3.01
Loans
 Domestic Offices                       20,281         219       4.34      18,619         240      5.17
 Foreign Offices                        11,964          90       3.01      15,566         132      3.40
                                       -------       -----                -------       -----
   Total Loans                          32,245         309       3.84      34,185         372      4.37
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               209           2       4.16         669           9      5.40
 U.S. Government Agency Obligations      3,019          29       3.84       3,253          45      5.54
 Obligations of States and
  Political Subdivisions                   352           6       7.30         580           9      6.54
 Other Securities                       15,140         140       3.67      10,112         124      4.89
 Trading Securities                      4,346          32       2.95       8,124          68      3.36
                                       -------       -----                -------       -----
   Total Securities                     23,066         209       3.62      22,738         255      4.49
                                       -------       -----                -------       -----
Total Interest-Earning Assets           73,783         604       3.28%     65,943         686      4.18%
                                                     -----                              -----
Allowance for Credit Losses               (826)                              (616)
Cash and Due from Banks                  2,748                              2,726
Other Assets                            15,219                             11,634
                                       -------                            -------
   TOTAL ASSETS                        $90,924                            $79,687
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 7,239       $  17       0.94%    $ 6,405       $  21      1.33%
 Savings                                 9,039          18       0.81       8,171          22      1.10
 Certificates of Deposit
  $100,000 & Over                        4,649          19       1.63       1,252           8      2.50
 Other Time Deposits                     1,350           5       1.55       1,567           9      2.27
 Foreign Offices                        23,827          79       1.32      24,459          98      1.60
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       46,104         138       1.20      41,854         158      1.51
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              1,428           4       1.10       2,299           8      1.47
Payables to Customers and Broker-Dealers 4,289           8       0.80         195           1      0.53
Other Borrowed Funds                       983           5       1.90       4,199          27      2.66
Long-Term Debt                           6,469          42       2.53       5,450          56      4.06
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    59,273         197       1.33%     53,997         250      1.87%
                                                     -----                              -----
Noninterest-Bearing Deposits            12,383                             10,257
Other Liabilities                       11,661                              9,017
Common Shareholders' Equity              7,607                              6,416
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $90,924                            $79,687
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 407       1.95%                  $ 436      2.31%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.22%                             2.65%
                                                                 ====                              ====


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the six months                For the six months
                                            ended June 30, 2003               ended June 30, 2002
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 6,024       $  71       2.38%    $ 5,481       $  79      2.88%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       6,475          39       1.21       3,069          26      1.72
Margin Loans                             1,970          24       2.43         452           6      2.57
Loans
 Domestic Offices                       19,471         433       4.48      18,759         480      5.16
 Foreign Offices                        12,424         186       3.03      15,869         270      3.43
                                       -------       -----                -------       -----
   Total Loans                          31,895         619       3.91      34,628         750      4.37
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               267           5       3.88         736          20      5.37
 U.S. Government Agency Obligations      3,135          63       4.02       3,075          87      5.66
 Obligations of States and
  Political Subdivisions                   367          13       7.07         574          19      6.57
 Other Securities                       14,582         278       3.80       9,322         231      4.96
 Trading Securities                      5,025          76       3.06       8,435         141      3.38
                                       -------       -----                -------       -----
   Total Securities                     23,376         435       3.73      22,142         498      4.51
                                       -------       -----                -------       -----
Total Interest-Earning Assets           69,740       1,188       3.43%     65,772       1,359      4.18%
                                                     -----                              -----
Allowance for Credit Losses               (828)                              (616)
Cash and Due from Banks                  2,780                              2,683
Other Assets                            14,036                             11,809
                                       -------                            -------
   TOTAL ASSETS                        $85,728                            $79,648
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 7,457       $  35       0.96%    $ 6,661       $  44      1.34%
 Savings                                 8,766          38       0.87       8,114          48      1.18
 Certificates of Deposit
  $100,000 & Over                        4,687          39       1.69         877          12      2.74
 Other Time Deposits                     1,311          11       1.68       1,585          19      2.38
 Foreign Offices                        23,847         161       1.36      24,816         195      1.59
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       46,068         284       1.24      42,053         318      1.53
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              1,360           7       1.04       2,203          16      1.47
Payables to Customers and Broker-Dealers 2,219           9       0.80         196           1      0.94
Other Borrowed Funds                       823           5       1.30       4,370          54      2.45
Long-Term Debt                           5,958          80       2.68       5,239         109      4.15
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    56,428         385       1.38%     54,061         498      1.87%
                                                     -----                              -----
Noninterest-Bearing Deposits            11,871                             10,192
Other Liabilities                       10,261                              9,097
Common Shareholders' Equity              7,168                              6,298
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $85,728                            $79,648
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 803       2.05%                  $ 861      2.31%
                                                     =====       ====                   =====      ====
Net Yield on Interest-Earning Assets                             2.32%                             2.64%
                                                                 ====                              ====


FORWARD LOOKING STATEMENTS

The information presented with respect to, among other things, earnings outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, the Company's plans, objectives and strategies for reallocating assets and moving into fee-based businesses, and future loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

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

     Forward looking statements, including the Company's discussions and projections of future results of operations and discussions of future plans contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q, are based on management's current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including disruptions in general economic activity, the economic and other effects of the WTC disaster and the subsequent U.S. military action, lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, the ability to satisfy customer requirements, investor sentiment, variations in management projections, methodologies used by management to evaluate risk or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals and set adequate reserve levels for contingent liabilities, changes in customer credit quality, future changes in interest rates, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company's products and services and future global political, economic, business, market, competitive and regulatory conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

     Forward looking statements speak only as of the date they are made. The Company will not update forward looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward looking statement was made.

Government Monetary Policies
----------------------------

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

                      THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Balance Sheets
               (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                            June 30,          December 31,
                                                              2003                2002
                                                              ----                ----
Assets
------
Cash and Due from Banks                                    $ 4,323             $ 4,748
Interest-Bearing Deposits in Banks                           6,744               5,104
Securities
  Held-to-Maturity (fair value of $375 in 2003                 374                 954
  and $952 in 2002)
  Available-for-Sale                                        20,018              17,346
                                                           -------             -------
    Total Securities                                        20,392              18,300
Trading Assets at Fair Value                                 6,252               7,309
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                   12,076               1,385
Loans (less allowance for credit losses of $824 in 2003
  and $831 in 2002)                                         36,972              30,508
Premises and Equipment                                       1,108                 975
Due from Customers on Acceptances                              191                 351
Accrued Interest Receivable                                    244                 204
Goodwill                                                     3,149               2,497
Intangible Assets                                              824                  78
Other Assets                                                 7,329               6,105
                                                           -------             -------
     Total Assets                                          $99,604             $77,564
                                                           =======             =======
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $16,406             $13,301
 Interest-Bearing
   Domestic Offices                                         21,940              19,997
   Foreign Offices                                          26,309              22,089
                                                           -------             -------
     Total Deposits                                         64,655              55,387
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           1,035                 636
Trading Liabilities                                          2,621               2,800
Payables to Customers and Broker-Dealers                     9,407                 870
Other Borrowed Funds                                           916                 475
Acceptances Outstanding                                        194                 352
Accrued Taxes and Other Expenses                             4,033               4,066
Accrued Interest Payable                                       142                 101
Other Liabilities                                            1,973                 753
Long-Term Debt                                               6,515               5,440
                                                           -------             -------
     Total Liabilities                                      91,491              70,880
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 3,000 shares
  in 2003 and in 2002                                            -                   -
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,038,852,034 shares in 2003 and
  993,697,297 shares in 2002                                 7,791               7,453
 Additional Capital                                          1,564                 847
 Retained Earnings                                           5,053               4,736
 Accumulated Other Comprehensive Income                        158                 134
                                                           -------             -------
                                                            14,566              13,170
 Less: Treasury Stock (265,946,234 shares in 2003
        and 267,240,854 shares in 2002), at cost             6,450               6,483
       Loan to ESOP (485,533 shares in 2003
        and in 2002), at cost                                    3                   3
                                                           -------             -------
     Total Shareholders' Equity                              8,113               6,684
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $99,604             $77,564
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

                      THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Income
                   (In millions, except per share amounts)
                                 (Unaudited)

                                                               For the three        For the six
                                                                months ended        months ended
                                                                  June 30,            June 30,

                                                              2003       2002       2003     2002
                                                              ----       ----       ----     ----
Interest Income
---------------
Loans                                                        $ 330      $ 375       $642     $756
Securities
  Taxable                                                      155        158        315      299
  Exempt from Federal Income Taxes                              13         16         26       32
                                                             -----      -----      -----    -----
                                                               168        174        341      331
Deposits in Banks                                               41         44         71       79
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       24         12         39       26
Trading Assets                                                  32         68         76      141
                                                             -----      -----      -----    -----
    Total Interest Income                                      595        673      1,169    1,333
                                                             -----      -----      -----    -----
Interest Expense
----------------
Deposits                                                       138        158        284      318
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                    4          8          7       16
Other Borrowed Funds                                            13         28         14       55
Long-Term Debt                                                  42         56         80      109
                                                             -----      -----      -----    -----
    Total Interest Expense                                     197        250        385      498
                                                             -----      -----      -----    -----
Net Interest Income                                            398        423        784      835
-------------------
Provision for Credit Losses                                     40         35         80       70
                                                             -----      -----      -----    -----
Net Interest Income After Provision
  for Credit Losses                                            358        388        704      765
                                                             -----      -----      -----    -----
Noninterest Income
------------------
Servicing Fees
 Securities                                                    598        478      1,071      932
 Global Payment Services                                        79         71        156      144
                                                             -----      -----      -----    -----
                                                               677        549      1,227    1,076
Private Client Services and
  Asset Management Fees                                         94         88        184      171
Service Charges and Fees                                        93         93        191      176
Foreign Exchange and Other Trading Activities                   88         72        154      134
Securities Gains                                                 9         25         16       56
Other                                                           35         28         69       60
                                                             -----      -----      -----    -----
    Total Noninterest Income                                   996        855      1,841    1,673
                                                             -----      -----      -----    -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 498        418        921      805
Net Occupancy                                                   64         49        122       98
Furniture and Equipment                                         49         35         85       70
Other                                                          267        194        489      372
Merger and Integration Costs                                    25          -         25        -
                                                             -----      -----      -----    -----
    Total Noninterest Expense                                  903        696      1,642    1,345
                                                             -----      -----      -----    -----
Income Before Income Taxes                                     451        547        903    1,093
Income Taxes                                                   156        186        313      370
                                                             -----      -----      -----    -----
Net Income                                                   $ 295      $ 361      $ 590    $ 723
----------                                                   =====      =====      =====    =====

Per Common Share Data:
----------------------
   Basic Earnings                                            $0.39      $0.50      $0.80    $1.00
   Diluted Earnings                                           0.39       0.50       0.80     0.99
   Cash Dividends Paid                                        0.19       0.19       0.38     0.38
Diluted Shares Outstanding                                     757        729        742      729

------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                       THE BANK OF NEW YORK COMPANY, INC.
           Consolidated Statement of Changes in Shareholders' Equity
                     For the six months ended June 30, 2003
                                   (In millions)
                                    (Unaudited)

Common Stock
Balance, January 1                                                        $ 7,453
  Issuance of Common Stock related to Pershing                                300
  Issuances in Connection with Employee Benefit Plans                          38
                                                                          -------

Balance, June 30                                                            7,791
                                                                          -------

Additional Capital
Balance, January 1                                                            847
  Issuance of Common Stock related to Pershing                                696
  Issuances in Connection with Employee Benefit Plans                          21
                                                                          -------

Balance, June 30                                                            1,564
                                                                          -------

Retained Earnings
Balance, January 1                                                          4,736
  Net Income                                                       $ 590      590
  Cash Dividends on Common Stock                                             (273)
                                                                          -------

Balance, June 30                                                            5,053
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        155
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $30 Million                                   50       50
      Reclassification Adjustment, Net of Taxes of $(21) Million     (27)     (27)
                                                                          -------

Balance, June 30                                                              178
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (47)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(2) Million                                  (5)      (5)
                                                                          -------

Balance, June 30                                                              (52)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                         26
      Net Unrealized Derivative Gains on Cash Flow Hedges,
       Net of Taxes of $5 Million                                      6        6
                                                                   ------  ------

    Balance, June 30                                                           32
                                                                           ------

Total Comprehensive Income                                         $ 614
                                                                   ======
Less Treasury Stock
Balance, January 1                                                          6,483
  Issued                                                                      (48)
  Acquired                                                                     15
                                                                          -------

Balance, June 30                                                            6,450
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              3
                                                                          -------

Balance, June 30                                                                3
                                                                          -------

Total Shareholders' Equity, June 30                                       $ 8,113
                                                                          =======

------------------------------------------------------------------------------------------
Comprehensive Income for the three months ended June 30, 2003 and 2002 was $331 million and
$387 million.
Comprehensive Income for the six months ended June 30, 2003 and 2002 was $614 million and
$675 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                            For the six months
                                                             ended June 30,

                                                             2003       2002
                                                             ----       ----
Operating Activities
Net Income                                                 $  590     $  723
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Losses on Loans and Other Real Estate          80         70
  Depreciation and Amortization                               194         91
  Deferred Income Taxes                                       210        329
  Securities Gains                                            (16)       (56)
  Change in Trading Activities                                891      2,464
  Change in Accruals and Other, Net                          (979)       427
                                                           ------     ------
Net Cash Provided by Operating Activities                     970      4,048
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks               (1,386)      (831)
Change in Margin Loans                                       (249)       (34)
Purchases of Securities Held-to-Maturity                        -        (60)
Paydowns of Securities Held-to-Maturity                       567         51
Maturities of Securities Held-to-Maturity                      10         18
Purchases of Securities Available-for-Sale                (13,273)   (10,353)
Sales of Securities Available-for-Sale                      2,556      2,818
Paydowns of Securities Available-for-Sale                   4,202      1,161
Maturities of Securities Available-for-Sale                 3,880      2,888
Net Principal Disbursed on Loans to Customers              (1,128)      (474)
Sales of Loans and Other Real Estate                          410        205
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                        (6,492)     2,150
Purchases of Premises and Equipment                           (69)      (126)
Acquisitions, Net of Cash Acquired                         (1,769)      (323)
Proceeds from the Sale of Premises and Equipment                2          -
Other, Net                                                    626         66
                                                           ------     ------
Net Cash Used by Investing Activities                     (12,113)    (2,844)
                                                           ------     ------
Financing Activities
Change in Deposits                                          8,856     (1,073)
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           (234)       (69)
Change in Payables to Customers and Broker-Dealers            942       (301)
Change in Other Borrowed Funds                               (803)      (315)
Proceeds from the Issuance of Long-Term Debt                1,811        675
Repayments of Long-Term Debt                                 (804)       (60)
Issuance of Common Stock                                    1,105        128
Treasury Stock Acquired                                       (15)      (235)
Cash Dividends Paid                                          (273)      (275)
                                                           ------     ------
Net Cash Provided (Used) by Financing Activities           10,585     (1,525)
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                       133        (16)
                                                           ------     ------
Change in Cash and Due From Banks                            (425)      (337)
Cash and Due from Banks at Beginning of Period              4,748      3,222
                                                           ------     ------
Cash and Due from Banks at End of Period                   $4,323     $2,885
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  347     $  541
    Income Taxes                                              292         24
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         -          1

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

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995. At that time, as permitted by the standard, the Company elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accounted for the options granted to employees using the intrinsic value method, under which no expense is recognized for stock options because they were granted at the stock price on the grant date and therefore have no intrinsic value.

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

     During the quarter and six months ended June 30, 2003, approximately 18 million options were granted with a weighted average fair value of $5.35 per share. In the second quarter and first six months of 2003, the Company recorded $8 million and $11 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(In millions,                                2nd  Quarter        Year to date
 except per share amounts)                  2003    2002       2003     2002
                                           -----   -----       ----     ----
Reported net income                         $295    $361       $590     $723
Stock based employee compensation costs,
 using prospective method, net of tax          5       -          7        -
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                  (21)    (24)       (40)     (40)
                                            ----    ----       ----     ----
Pro forma net income                        $279    $337       $557     $683
                                            ====    ====       ====     ====

Reported diluted earnings per share        $0.39   $0.50      $0.80    $1.00
Impact on diluted earnings per share       (0.02)  (0.03)     (0.04)   (0.04)
                                           -----   -----      -----    -----
Pro forma diluted earnings per share       $0.37   $0.47      $0.76    $0.96
                                           =====   =====      =====    =====

     The fair value of options granted in 2003 and 2002 were estimated at the grant date using the following weighted average assumptions:

                                  Second Quarter          Year to date
                                 2003        2002         2003     2002
                                 ----        ----         ----     ----
Dividend yield                   3.00%       2.50%        3.00%    2.50%
Expected volatility             33.54       29.71        32.78    29.77
Risk free interest rates         2.22        3.87         2.66     4.36
Expected options lives              5           5            5        5

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This interpretation requires a company that holds a variable interest in an entity to consolidate the entity if the company's interest in the variable interest entities (VIE) is such that the company will absorb a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003 and apply to previously established entities in the third quarter of 2003.

     As of December 31, 2002, the Company had variable interests in 7 securitization trusts, which are discussed in footnote 8 of the Company's 2002 Annual Report. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. FIN 46 may require the Company to consolidate a modest amount of assets currently held off-balance sheet in asset management investment vehicles. If necessary, the Company will attempt to restructure these entities so that consolidation is not required.

     FIN 46 has also raised questions about whether variable interest entities similar to the trusts used to issue trust preferred securities should be treated as a consolidated subsidiary. The Company has $1,150 million of trust preferred securities outstanding. Traditionally, issuer trusts used for issuing trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for "Tier 1" regulatory capital treatment by bank holding companies under Federal Reserve Board rules and regulations. Accordingly, the Company has consolidated its existing issuer trusts in preparing its consolidated financial statements in the past and its outstanding trust preferred securities have been treated as Tier 1 regulatory capital by the Company. This is consistent with the approach taken by similarly situated financial institutions. The industry is currently assessing, in dialogue with its independent accountants and regulators, whether or not the issuer trusts should continue to be consolidated. If the answer is no, the Company would be required to make certain adjustments to its financial statements during the third quarter of 2003 to reflect the deconsolidation. Moreover, if deconsolidation is required under FIN 46, then it is possible that the Federal Reserve Board may conclude that trust preferred securities should no longer be treated as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. In the event of a disallowance, there would be a reduction in the Company's consolidated capital ratios. However, the Company believes that the Bank would remain "well capitalized" under Federal Reserve Board guidelines.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments. This Statement is generally effective after June 30, 2003 and is not expected to have a material impact on the Company's financial statements. The Company does not expect the adoption of this pronouncement to have an impact on its results of operations or financial condition.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of the provisions of this Statement to have a material effect on the Company's operating results or financial position.

     Certain other prior year information has been reclassified to conform its presentation with the 2003 financial statements.

3.  Acquisitions and Dispositions
    -----------------------------

The Company continues to be an active acquirer of securities servicing and asset management businesses.

     During the second quarter of 2003, 3 businesses were acquired for the total cost of $2,013 million, primarily paid in cash. During the first six months of 2003, 5 businesses were acquired for the total cost of $2,045 million, primarily paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to second quarter and first six months of 2003 acquisition transactions was $583 million and $610 million, respectively. The tax deductible portion of goodwill for the second quarter and first six months of 2003 is $583 million and $603 million. All of the goodwill was assigned to the Company's Servicing and Fiduciary Business segment. At June 30, 2003, the Company was liable for potential contingent payments related to acquisitions in the amount of $693 million. During the second quarter and first six months of 2003, the Company paid $5 million and $26 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2003 acquisitions is not material to year to date 2003 net income.

2003
----

     On May 1, 2003, the Company acquired Credit Suisse First Boston's Pershing unit, headquartered in Jersey City, New Jersey. Pershing is a leading global provider of correspondent clearing services and outsourcing solutions for broker-dealers, asset managers and other financial intermediaries. Pershing had 3,677 employees worldwide at 13 locations in the U.S., Europe and Asia on June 30, 2003. The Company paid a purchase price of $2 billion in cash, with the premium to book value of $1.3 billion, which may be adjusted upwards by up to $50 million if certain revenue targets are met in 2003.

     The Company financed the purchase price through settlement of its forward sale of 40 million common shares in exchange for approximately $1 billion.
The remainder of the purchase price was financed using long-term debt.

     The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141,"Business Combinations". The purchase price of $2 billion was allocated as follows: goodwill $0.6 billion, customer relationships $0.4 billion, trademarks $0.4 billion, and other tangible assets $0.6 billion. The results of Pershing are included in the accompanying statement of income for the period from May 1, 2003 through June 30, 2003.

     The Company expects the acquisition to be dilutive to its earnings by approximately $0.02 per share in 2003 (not including dilution of approximately $0.07 per share from a 2003 integration charge associated with the acquisition), and accretive by at least $0.02 to $0.03 per share in 2004.

     In the second quarter 2003, the Company acquired Capital Resource Financial Services, LLC (CRFS), a Chicago-based provider of commission recapture, transition management and third-party services to plan sponsors and investment managers. This acquisition adds new clients in execution services and improves market coverage in the Chicago area/Midwest. It will be folded into BNY Brokerage, part of BNY Securities Group.

     In the second quarter 2003, the Company acquired the corporate trust business of INTRUST Bank, N.A., headquartered in Wichita, Kansas. The transaction involves the transfer of more than 300 bond trust and agency appointments for corporations and municipalities in Kansas and the surrounding states.

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

4.  Goodwill and Intangibles
    ------------------------

Goodwill by segment as of June 30, 2003 is as follows:

                    Servicing
                       and
                    Fiduciary   Corporate   Retail   Financial Consolidated
(In millions)       Businesses   Banking    Banking   Markets     Total
                    ----------  ---------   -------  --------- -----------
Balance as of
June 30, 2003        $3,009        $31       $109       $ -      $3,149
                     ======        ===       ====       ===      ======

     The Company's business segments are tested annually for goodwill impairment. The Company completed its initial evaluation of goodwill for impairment in 2002 and its annual evaluation in 2003 and 2002 and determined that no impairment loss was required.

Intangible Assets
---------------------
                                                                  Weighted
                              Gross                    Net        Average
(In millions)                Carrying  Accumulated   Carrying   Amortization
                              Amount  Amortization    Amount   Period in Years
                             -------- ------------   --------  ---------------
Trade Names                    $370       $ -          $370    Indefinite Life
Other Intangible Assets         497        43           454          16

     The aggregate amortization expense of intangibles was $6 million and $2 million for the quarters ended June 30, 2003 and 2002, respectively. The aggregate amortization expense of intangibles was $9 million and $4 million for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense for the next five years is as follows:

                  For the Year Ended        Amortization
(In millions)        December 31,             Expense
                  ------------------        ------------

                         2003                   $28
                         2004                    35
                         2005                    35
                         2006                    35
                         2007                    35

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

     The Company conducts a quarterly portfolio review to determine the adequacy of its allowance for credit losses. All commercial loans over $1 million are assigned to specific risk categories. Smaller commercial and consumer loans are evaluated on a pooled basis and assigned to specific risk categories. Following this review, senior management of the Company analyzes the results and determines the allowance for credit losses. The Audit and Examining Committee of the Company's Board of Directors, in conjunction with the Risk Committee of the Company's Board of Directors, reviews the allowance at the end of each quarter.

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

     Transactions in the allowance for credit losses are summarized as follows:

                                           Six months ended
                                              June 30,

(In millions)                            2003           2002
                                         ----           ----

Balance, Beginning of Period             $831           $616
  Charge-Offs                             (93)           (76)
  Recoveries                                6              6
                                         ----           ----
  Net Charge-Offs                         (87)           (70)
  Provision                                80             70
                                         ----           ----
Balance, End of Period                   $824           $616
                                         ====           ====

6.  Capital Transactions
    --------------------

     In connection with the acquisition of Pershing on May 1, 2003, the Company settled its forward sale of 40 million common shares in exchange for approximately $1 billion. The Company issued $108 million of subordinated debt in the second quarter of 2003 and $530 million for the first six months of 2003. In April 2003, the Company sold $350 million of 5.95% trust preferred securities and called for redemption its $300 million 7.05% Series D Fund Preferred Securities. At July 31, 2003, the Company has a registration statement with a remaining capacity of approximately $1,055 million of debt, preferred stock, preferred trust securities, or common stock.

7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:

                                          Three Months Ended  Six Months Ended
                                                June 30,           June 30,
(In millions, except per share amounts)
                                             2003    2002         2003    2002
                                             ----    ----         ----    ----

Net Income (1)                               $295    $361         $590    $723
                                             ====    ====         ====    ====
Basic Weighted Average
 Shares Outstanding                           751     722          736     722
Shares Issuable on Exercise of
  Employee Stock Options                        6       7            6       7
                                             ----    ----         ----    ----
Diluted Weighted Average Shares Outstanding   757     729          742     729
                                             ====    ====         ====    ====

Basic Earnings Per Share:                   $0.39   $0.50        $0.80   $1.00
Diluted Earnings Per Share:                  0.39    0.50         0.80    0.99

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

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at June 30, 2003 and December 31, 2002 follows:

Off-Balance-Sheet Credit Risks

                                            June 30,        December 31,
In millions                                   2003              2002
-----------                                ---------        ------------
Lending Commitments                        $ 36,203           $ 40,330
Standby Letters of Credit, net               10,044              9,577
Commercial Letters of Credit                  1,168              1,052
Securities Lending Indemnifications         161,911            138,264
Standby Bond Purchase Agreements              1,531              2,587

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for credit losses allocated to undrawn commitments at June 30, 2003 and December 31, 2002 was $100 million and $117 million.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly rated counterparties. At June 30, 2003 and December 31, 2002, securities lending indemnifications were secured by collateral of $165.1 billion and $142.5 billion.

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

     Standby letters of credit principally support corporate obligations and include $0.6 billion and $0.5 billion that were collateralized with cash and securities at June 30, 2003 and December 31, 2002. At June 30, 2003, approximately $6.9 billion of the standbys will expire within one year, and the balance between one to five years. The allowance for credit losses allocated to letters of credit at June 30, 2003 and December 31, 2002 was $40 million.

     At June 30, 2003, the notional amounts and credit exposures for the Company's credit derivatives swaps were $1,801 million and $4 million, compared to $1,818 million and $6 million at December 31, 2002.

Other

     In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured leasing transactions prior to mid-1999 that the IRS has indicated it intends to challenge. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law and that it should prevail with respect to these challenges. However, a court, other judicial or administrative authority, if presented with the transactions could disagree. The Company intends to defend its position vigorously in accordance with its view of the law controlling these investments.

     The Company has also entered into two investments that produce synthetic fuel from coal byproducts. Section 29 of the Internal Revenue Code provides a tax credit for these types of transactions. Recently the IRS has publicly indicated that it plans to conduct independent research at several leading sponsors of these investments to verify that the chemical changes required to achieve the tax credit are in fact taking place. Both the Company's investments have an ongoing program for testing production in order to verify that the required chemical change occurs, and an independent testing laboratory provides documentation attesting to this result. In addition, both investments were reviewed by the IRS and were issued favorable private letter rulings as to the investments' qualification for Section 29 credit purposes. Accordingly, the Company believes its tax position is proper as it relates to these investments and that it should prevail if challenged.

     The Company currently believes it has adequate tax reserves to cover these and other potential tax exposures the IRS could raise.

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

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

Commission file number 1-6152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of July 31, 2003, The Bank of New York Company, Inc. had
772,585,506 shares of common stock ($7.50 par value) outstanding.

The Bank of New York Company, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.


           Cross-reference                                    Page(s)
----------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of
            June 30, 2003 and December 31, 2002                   43

           Consolidated Statements of Income for
            the three months and six months
            ended June 30, 2003 and 2002                          44

           Consolidated Statement of Changes in
            Shareholders' Equity for the six months
            ended June 30, 2003                                   45

           Consolidated Statement of Cash Flows for the
            six months ended June 30, 2003 and 2002               46

           Notes to Consolidated Financial Statements        47 - 54

           Consolidated Average Balance Sheet
            and Net Interest Analysis                             39

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     2 - 42

Item 3     Quantitative and Qualitative Disclosures
            About Market Risk                                36 - 38

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     Two consolidated shareholder derivative actions were filed (one in United States District Court for the Southern District of New York and one in New York Supreme Court, County of New York) against certain current and former directors and officers of the Company and the Bank. Both actions alleged that the defendants breached their fiduciary duties of due care and loyalty by (i) aggressively pursuing business with Russian banks and other business entities without implementing sufficient safeguards, and (ii) failing to supervise properly those responsible for that business. In addition, the federal complaint included allegations that certain current and former officers of the Bank and the Company participated in an improper scheme to transfer cash from Russia to off-shore accounts. The federal district court dismissed the consolidated federal action in November 2001; the Court of Appeals for the Second Circuit affirmed the district court's dismissal on February 12, 2003, and plaintiffs have not appealed.

     The parties in the state derivative action reached a settlement of the consolidated action providing for payment of $26.5 million by defendants' insurance carriers to the Company and requiring the Company and the Bank to undertake certain prophylactic measures. The state court approved the settlement on April 30, 2003, and that decision is now final.

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

     On May 20, 2003, the Appellate Division, First Department reversed the trial court's denial of the Company and the Bank's motion to dismiss the Complaint, and entered judgment dismissing the complaint as to the Company and the Bank. Plaintiffs have sought leave to appeal to the New York State Court of Appeals. The request is pending.

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

     Although the Company and GMAC are engaged in discussions that could lead to a settlement, it is possible that GMAC will assert sizable claims against the Company if no settlement is reached. The Company believes that either a settlement will be reached soon or GMAC will commence litigation. The Company believes it has meritorious defenses to GMAC's potential claims and that a material purchase price adjustment is not warranted, and would vigorously defend its position if GMAC were to proceed against the Company. The Company has a reserve that it believes is adequate to cover the expected outcome of the case in litigation, based on probabilities of various potential outcomes. The probabilities and outcomes will be reviewed as events unfold, and it may be necessary to make future adjustments to the reserve.

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

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     The Company held its annual meeting on May 13, 2003 at The Bank of New York at 101 Barclay St. in New York, New York. The shareholders:

     (1)  elected thirteen persons to serve as directors of the Company;

     (2) ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for 2004;

     (3) approved a proposal with respect to the Company's 2003 Long-Term Incentive Plan;

     (4)  approved a proposal with respect to the Company's 2004
          Management Incentive Compensation Plan; and

     (5) defeated a shareholder proposal with respect to political contributions.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable. Pursuant to New York law, abstentions and broker non-votes are not counted toward the election of directors.

                                 FOR          AGAINST/WITHHELD     ABSTAINED     BROKER NON-VOTES

(1)  Election of Directors:

     Frank J. Biondi, Jr.        617,282,026      28,705,462
     Nicholas M. Donofrio        625,853,458      20,134,030
     Alan R. Griffith            632,733,819      13,253,669
     Gerald L. Hassell           631,998,438      13,989,050
     Richard J. Kogan            616,264,979      29,722,509
     Michael J. Kowalski         633,250,680      12,736,808
     John A. Luke, Jr.           624,715,135      21,272,353
     John C. Malone              609,836,239      36,151,249
     Paul Myners                 624,766,020      21,221,468
     Catherine A. Rein           625,774,497      20,212,991
     Thomas A. Renyi             628,943,041      17,044,447
     William C. Richardson       625,714,502      20,272,986
     Brian L. Roberts            629,323,190      16,664,298

(2)  Ratification of Auditors    617,797,820      23,133,382        5,056,286

(3)  Approval of Proposal
     With Respect to 2003
     Long-Term Incentive Plan    402,649,864     135,881,379        7,942,349        99,513,896

(4)  Approval of Proposal
     With Respect to 2004
     Management Incentive
     Compensation Plan           589,707,207      46,504,836        9,775,445

(5)  Approval of Shareholder
     Proposal With Respect to
     Political Contributions      25,147,921     481,513,447       39,812,224        99,513,896


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 3(ii) - By-laws of the registrant.

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges for the Three Months and Six Months Ended June 30, 2003 and 2002.

     Exhibit 31 - Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.1 - Certification of Chief Financial Officer pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 - Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  The Company filed the following reports on Form 8-K since
     March 31, 2003:

     On April 1, 2003, the Company filed a Form 8-K Current Report (Item 5 and
7), which report included ten exhibits in connection with the Registration Statement on Form S-3 (File Nos. 333-103003, 333-103003-01, 333-103003-02,
333-103003-03, 333-103003-04) covering the Company's Senior Subordinated Medium-Term Notes, Series F and Senior Medium-Term Notes Series E, issuable under an Indenture, dated as of October 1, 1993 between the Company and J.P.Morgan Trust Company, National Association and an Indenture, dated as of July 18, 1991 between the Company and Deutsche Bank Trust Company Americas, respectively. The exhibits consist of a Distribution Agreement dated June 26, 2002; a Distribution Agreement dated March 28, 2003; Form of the Company's Global Medium Term Fixed Rate Note; Form of the Company's Global Medium Term Floating Rate Note; Officers' Certificate dated June 26, 2002 pursuant to Sections 201 and 301 of the Senior Subordinated Indenture; Officers'

Certificate dated June 26, 2002 pursuant to Sections 201 and 301 of the Senior Indenture; Officers' Certificate dated March 28, 2003 pursuant to Section 301 of the Senior Subordinated Indenture; Officers' Certificate dated March 28, 2003 pursuant to Section 301 of the Senior Indenture; Opinion of counsel as to the legality of the Notes; and Consent of counsel.

     On April 16, 2003, the Company filed a Form 8-K Current report (Item 5, 9 and 12), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2003 contained in the Company's press release dated April 16, 2003 and the Definitive agreement between Credit Suisse First Boston (USA),Inc. and The Bank of New York Company, Inc. for the acquisition of the Pershing unit of Credit Suisse First Boston (USA), Inc.

     On May 2, 2003, the Company filed a Form 8-K Current report (Item 5 and
7), which report included eight exhibits in connection with the issuance by BNY Capital V (the "Trust") of 14,000,000 of its 5.95% Trust Preferred Securities, Series F, which represent beneficial interests in the Trust, in a public offering registered under the Securities Act of 1933, as amended (Registration Statement Nos. 333-103003, 333-103003-1, 333-103003-02, 333-
103003-03, 333-103003-04). The exhibits consist of the Pricing agreement dated April 22, 2003; Letter Agreement dated April 30, 2003; Junior Subordinated Indenture dated December 26, 1996; Specimen of the 5.95% Junior Subordinated Deferrable Interest Debentures, Series F; Amended and Restated Trust Agreement dated April 30, 2003; Specimen of the 5.95% Trust Preferred Securities, Series F, of BNY Capital V; Guarantee Agreement dated April 30, 2003; and Agreement as to Expenses and Liabilities dated April 30, 2003.

     On May 14, 2003, the Company filed a Form 8-K Current report (Item 9), which report included the certifications required by the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350.

     On June 18, 2003, the Company filed a Form 8-K Current report (Item 9), which report included a press release dated June 18, 2003, providing an update with respect to its acquisition of Pershing LLC.

     On July 17, 2003, the Company filed a Form 8-K Current report (Item 5, 7 and 12), which report included unaudited interim financial information and accompanying discussion for the second quarter of 2003 contained in the Company's press release dated July 17, 2003.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: August 13, 2003               By:  /s/ Thomas J. Mastro
                                       ---------------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

   3(ii)       By-laws of the registrant.

   12          Ratio of Earnings to Fixed Charges for the
               Three Months and Six Months Ended June 30, 2003 and 2002.

   31 Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.1        Certification of Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

   32 Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.