Form 10-Q
period 2003-09-30
BANK OF NEW YORK CO INC
filed 2003-11-12
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended September 30, 2003



   The Quarterly Report on Form 10-Q and cross reference index is on page 57.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction                                                 2
          - Overview                                                     2
          - Summary of Results                                           2
          - Pershing                                                     3
          - Consolidated Income Statement Review                         8
          - Business Segments Review                                    12
          - Consolidated Balance Sheet Review                           23
          - World Trade Center Disaster Update                          31
          - Critical Accounting Policies                                32
          - Liquidity                                                   34
          - Capital Resources                                           36
          - Trading Activities                                          38
          - Asset/Liability Management                                  39
          - Statistical Information                                     41
          - Forward Looking Statements                                  43
          - Website Information                                         44

         Consolidated Financial Statements
          - Consolidated Balance Sheets
            September 30, 2003 and December 31, 2002                    45
          - Consolidated Statements of Income
            For the Three Months and Nine Months
            Ended September 30, 2003 and 2002                           46
          - Consolidated Statement of Changes In
            Shareholders' Equity For the Nine
            Months Ended September 30, 2003                             47
          - Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2003 and 2002       48
          - Notes to Consolidated Financial Statements             49 - 56

         Form 10-Q
          - Cover                                                       57
          - Controls and Procedures                                     58
          - Legal Proceedings                                           58
          - Changes in Securities and Use of Proceeds                   59
          - Exhibits and Reports on Form 8-K                            59
          - Signature                                                   60


                        THE BANK OF NEW YORK COMPANY, INC.
                                Financial Highlights
                   (Dollars in millions, except per share amounts)
                                    (Unaudited)

                                       September 30,           June 30,         September 30,
                                           2003                 2003                2002
                                ---------------------     -------------------   ------------
                                Reported    Operating     Reported  Operating     Reported
                                ---------   ---------     --------  ---------   ------------

Quarter
-------
  Net Income                       $ 260       $ 322       $ 295       $ 311      $  79
  Basic EPS                         0.34        0.42        0.39        0.41       0.11
  Diluted EPS                       0.34        0.42        0.39        0.41       0.11
  Cash Dividends Per Share          0.19        0.19        0.19        0.19       0.19
  Return on Average Common
    Shareholders' Equity           12.82%      15.85%      15.56%      16.41%      4.73%
  Return on Average Assets          1.06        1.31        1.30        1.37       0.40
  Efficiency Ratio                  70.7        63.8        64.8        63.0       56.4

Year-To-Date
------------
  Net Income                       $ 850       $ 929       $ 590       $ 607      $ 802
  Basic EPS                         1.14        1.24        0.80        0.82       1.11
  Diluted EPS                       1.13        1.23        0.80        0.82       1.10
  Cash Dividends Per Share          0.57        0.57        0.38        0.38       0.57
  Return on Average Common
    Shareholders' Equity           15.23%      16.63%      16.61%      17.08%     16.74%
  Return on Average Assets          1.27        1.39        1.39        1.43       1.35
  Efficiency Ratio                  65.5        62.4        62.5        61.6       55.0

  Assets                         $95,193                 $99,604                $80,987
  Loans                           37,540                  37,796                 34,242
  Securities                      22,862                  20,392                 18,023
  Deposits - Domestic             35,660                  37,319                 32,964
           - Foreign              23,283                  27,336                 24,005
  Long-Term Debt                   6,298                   6,515                  5,528
  Common Shareholders' Equity      8,223                   8,113                  6,633

  Common Shareholders'
   Equity Per Share              $ 10.63                 $ 10.50                 $ 9.15
  Market Value Per Share
   of Common Stock                 29.11                   28.75                  28.74
  Allowance for Credit Losses
   as a Percent of Loans            2.18%                   2.18%                  1.99%
  Allowance for Credit Losses as
   a Percent of Non-Margin Loans    2.55                    2.50                   2.01
  Tier 1 Capital Ratio              7.08                    6.83                   7.70
  Total Capital Ratio              11.18                   11.07                  11.73
  Leverage Ratio                    5.64                    5.85                   6.77
  Tangible Common Equity Ratio      4.66                    4.33                   5.38

Employees                         22,926                  23,106                 18,905

Assets Under Custody (In trillions)
Total Assets Under Custody          $7.9                    $7.8                   $6.6
Cross-Border Assets                  2.2                     2.2                    1.8
Equity Securities                     32%                     32%                    26%
Fixed Income Securities               68                      68                     74

Assets Under Administration
 (In billions)                       $32                     $27                    $27
Total Assets Under Management
 (In billions)                        85                      83                     71
   Equity Securities                  31%                     32%                    29%
   Fixed Income Securities            22                      23                     26
   Alternative Investments            10                       9                      9
   Liquid Assets                      37                      36                     36



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

SUMMARY OF RESULTS

     The Company's third quarter diluted earnings per share were 34 cents and operating earnings were 42 cents per share, compared with reported earnings of 39 cents per share and operating earnings of 41 cents per share in the second quarter. Third quarter reported results include previously announced merger and integration costs associated with the acquisition of Pershing of 2 cents per share and the cost of the settlement of claims related to the Company's 1999 sale of BNY Financial Corporation to General Motors Acceptance Corporation ("GMAC") of 6 cents per share.

     Net income for the third quarter was $260 million, compared with $79 million or 11 cents per share a year ago, when the Company incurred credit charges and a valuation adjustment on its bank stock portfolio. Year-to-date net income was $850 million, or $1.13 per share, compared to $802 million, or $1.10 per share in 2002.

     The third quarter results showed continued improvement in the Company's primary businesses, including securities servicing and related foreign exchange, and private client services and asset management. The quarter also included a full quarter of results from Pershing, which closed on May 1, 2003. This contributed to record securities servicing fees of $657 million in the third quarter. Noninterest income grew to a new high of 72% of total revenues.

     Excluding Pershing, securities servicing fees increased 1.2% over the second quarter, or 5% annualized, led by global custody, broker-dealer services and mutual fund services. Core noninterest expenses were essentially flat, as reductions in discretionary expenditures offset continued investments in strategic initiatives. Nonperforming assets declined by $49 million, or 11% in the third quarter, while the ratio of the allowance to non-performing assets improved from 188.6% to 210.5%.

     New business wins and the general improvement in market tone assisted the Company in achieving a second consecutive quarter of improving operating earnings, in spite of the normal seasonal slowdown in equity transaction volume. Combining top line growth with solid day-to-day expense control resulted in a restoration of positive operating leverage.

     The Company's program to enhance its credit risk profile advanced well as reflected by the decline in nonperforming assets as well as further reductions in corporate exposures. This quarter also marked the first full reporting period with Pershing, where the Company remains on track to achieve its stated goals for integration costs and synergy benefits.

     Overall, the continued firming of the global capital markets bodes well for the Company's business model. Pershing in particular is well positioned to benefit from the increased level of confidence shown by the retail investor.

PERSHING

Supplemental Financial Information
----------------------------------

     For the quarter and nine months ended September 30, 2003, the Company has prepared information in four categories:

-	Reported results which are in accordance with Generally Accepted
        Accounting Principles (GAAP).
-	Core operating results which exclude the Pershing acquisition.
-	Pershing results which reflect the revenues and expenses since the May 1 acquisition of Pershing but excluding the merger and integration costs.
-	Other non-operating expenses including merger and integration costs related to the Pershing acquisition and the settlement with GMAC.

     The Company believes that providing supplemental non-GAAP financial information is useful to investors in understanding the underlying operational performance of the Company and its businesses and performance trends and, therefore, facilitates comparisons with the performance of other financial service companies. Specifically, the Company believes that the exclusion of the merger and integration costs, and the settlement with GMAC, permits evaluation and a comparison of results for ongoing business operations, and it is on this basis that the Company's management internally assesses performance. Although the Company believes that the non-GAAP financial measures presented in this report enhance investors' understanding of the Company's business and performance, these non-GAAP measures should not be considered an alternative to GAAP. The following is a reconciliation of the Company's financial results for the quarter and nine months ended September 30, 2003:

                      THE BANK OF NEW YORK COMPANY, INC.
                          Supplemental Information
                   (In millions, except per share amounts)
                                 (Unaudited)

                                           Income Statement
                                      Quarter ended September 30
                                             SUPPLEMENTAL                          GAAP
                                 -----------------------------------      -----------------------
                                     Operating                               2003          2002
                                   ------------                            Reported      Reported

                                Core       Pershing (a)     Other(c)       Results       Results
                                ----       --------       -----------      --------      --------

Net Interest Income            $ 387        $  20            $  -            $ 407         $ 418
-------------------
Provision for Credit Losses       40            -               -               40           225
                               -----        -----           -----            -----         -----
Net Interest Income After
    Provision for
      Credit Losses              347           20               -              367           193
                               -----        -----           -----            -----         -----
Noninterest Income
------------------
Servicing Fees
 Securities                      495          162               -              657           480
 Global Payment Services          80            -               -               80            74
                               -----        -----           -----            -----         -----
                                 575          162               -              737           554
Private Client Services and
  Asset Management Fees           97            -               -               97            85
Service Charges and Fees          88            1               -               89            90
Foreign Exchange and Other
  Trading Activities              80           12               -               92            49
Securities Gains                   9            -               -                9          (188)
Other                             35            4               -               39            46
                               -----        -----           -----            -----         -----
    Total Noninterest Income     884          179               -            1,063           636
                               -----        -----           -----            -----         -----
Noninterest Expense
-------------------
Salaries and Employee Benefits   443           90               -              533           397
Net Occupancy                     57           12               -               69            76
Furniture and Equipment           35           15               -               50            32
Clearing                          28           14               -               42            32
Sub-custodian Expenses            18            -               -               18            18
Software                          36            9               -               45            29
Amortization of Intangibles        4            4               -                8             -
Merger and Integration Costs       -            -              23               23             -
Other                            145           28              78              251           122
                               -----        -----           -----            -----         -----
    Total Noninterest Expense    766          172             101            1,039           706
                               -----        -----           -----            -----         -----
Income Before Income Taxes       465           27            (101)             391           123
Income Taxes                     159           11             (39)             131            44
                               -----        -----           -----            -----         -----
Net Income                     $ 306        $  16           $ (62)           $ 260         $  79
----------                     =====        =====           =====            =====         =====

Diluted Earnings Per Share     $0.43       ($0.01)(b)      ($0.08)           $0.34         $0.11


Notes:
    Reported results agree with the Company's Consolidated Statement of Income
(a)	Includes $8 million of net interest costs attributable to the Pershing acquisition financing.
(b)	The ($0.01) dilution is due to changes in shares outstanding attributable to the acquisition.
(c)	Consists of merger and integration costs related to the Pershing acquisition and the settlement with GMAC of $78 million, net of reserves.

                      THE BANK OF NEW YORK COMPANY, INC.
                          Supplemental Information
                   (In millions, except per share amounts)
                                 (Unaudited)

                                           Income Statement
                                      Nine Months ended September 30
                                             SUPPLEMENTAL                          GAAP
                                 -----------------------------------      -----------------------
                                     Operating                               2003          2002
                                   ------------                            Reported      Reported

                                Core       Pershing (a)     Other(c)        Results       Results
                                ----       --------       -----------      --------      --------

Net Interest Income           $1,159        $  31          $    -            $1,190       $1,253
-------------------
Provision for Credit Losses      120            -               -               120          295
                              ------        -----           -----            ------       ------
Net Interest Income After
    Provision for
      Credit Losses            1,039           31               -             1,070          958
                              ------        -----           -----            ------       ------
Noninterest Income
------------------
Servicing Fees
 Securities                    1,457          271               -             1,728        1,411
 Global Payment Services         238            -               -               238          220
                              ------        -----           -----            ------       ------
                               1,695          271               -             1,966        1,631
Private Client Services and
  Asset Management Fees          281            -               -               281          256
Service Charges and Fees         277            1               -               278          264
Foreign Exchange and Other
  Trading Activities             224           22               -               246          183
Securities Gains                  26            -               -                26         (131)
Other                            100            7               -               107          106
                              ------        -----           -----            ------       ------
    Total Noninterest Income   2,603          301               -             2,904        2,309
                              ------        -----           -----            ------       ------
Noninterest Expense
-------------------
Salaries and Employee Benefits 1,305          149               -             1,454        1,202
Net Occupancy                    172           20               -               192          175
Furniture and Equipment          108           26               -               134          101
Clearing                          89           22               -               111           91
Sub-custodian Expenses            53            -               -                53           48
Software                         107           16               -               123           84
Amortization of Intangibles       11            7               -                18            5
Merger and Integration Costs       -            -              48                48            -
Other                            423           47              78               548          345
                              ------        -----           -----            ------       ------
    Total Noninterest Expense  2,268          287             126             2,681        2,051
                              ------        -----           -----            ------       ------
Income Before Income Taxes     1,374           45            (126)            1,293        1,216
Income Taxes                     473           18             (48)              443          414
                              ------        -----           -----            ------       ------
Net Income                    $  901        $  27           $ (78)           $  850       $  802
----------                    ======        =====           =====            ======       ======

Diluted Earnings Per Share     $1.25       ($0.02)(b)      ($0.10)            $1.13        $1.10


Notes:
    Reported results agree with the Company's Consolidated Statement of Income
(a)	Includes $14 million of net interest costs attributable to the Pershing acquisition financing.
(b)	The ($0.02) dilution is due to changes in shares outstanding attributable to the acquisition.
(c)	Consists of merger and integration costs related to the Pershing acquisition and the settlement with GMAC of $78 million, net of reserves.

The following is a supplemental balance sheet showing the impact of the Pershing acquisition.

                      THE BANK OF NEW YORK COMPANY, INC.
                          Supplemental Information
                                (In millions)
                                 (Unaudited)

                                               Balance Sheet
                                            September 30, 2003                      GAAP
                                               SUPPLEMENTAL                       REPORTED
                                 -----------------------------------------   ------------------
                                        Core       Pershing    Elimination
                                    September 30, September 30,  Entries  September 30,  December 31,
                                        2003          2003                     2003         2002
                                        ----          ----       -------       ----         ----
Assets
------
Cash and Due from Banks                $ 3,668     $    62     $     -      $ 3,730      $ 4,748
Interest-Bearing Deposits in Banks       4,873         448           -        5,321        5,104
Securities                              22,845          17           -       22,862       18,300
Trading Assets at Fair Value             6,709         180           -        6,889        7,309
Federal Funds Sold and
  Securities Purchased Under
  Resale Agreements                      2,832       3,851           -        6,683        1,385
Margin Loans                                73       5,399           -        5,472          352
Loans (less allowance for
  credit losses of $817 in 2003
  and $831 in 2002)                     29,358       1,893           -       31,251       30,156
Premises and Equipment                     963         125           -        1,088          975
Due from Customers on Acceptances          233           -           -          233          351
Accrued Interest Receivable                271           8           -          279          204
Investment in/Advances to Pershing       3,542           -      (3,542)
Goodwill & Intangible Assets             2,645       1,327           -        3,972        2,575
Other Assets                             6,256       1,157           -        7,413        6,105
                                       -------     -------     -------      -------      -------
     Total Assets                      $84,268     $14,467     $(3,542)     $95,193      $77,564
                                       =======     =======     =======      =======      =======
Liabilities and Shareholders' Equity
------------------------------------
Deposits                               $58,943     $     -     $     -      $58,943      $55,387
Federal Funds Purchased and
  Securities Sold Under
  Repurchase Agreements                    622         337           -          959          636
Trading Liabilities                      2,779          70           -        2,849        2,800
Payables to Customers and Broker-Dealers 1,419       8,751           -       10,170          870
Other Borrowed Funds                       739       1,755      (1,507)         987          475
Acceptances Outstanding                    235           -           -          235          352
Accrued Taxes and Other Expenses         3,987         112           -        4,099        4,066
Accrued Interest Payable                   122           3           -          125          101
Other Liabilities                          901       1,404           -        2,305          753
Long-Term Debt                           6,298           -           -        6,298        5,440
                                        ------      ------      ------      -------      -------
     Total Liabilities                  76,045      12,432      (1,507)      86,970       70,880
                                        ------      ------      ------      -------      -------

Shareholders' Equity                     8,223       2,035      (2,035)       8,223        6,684
                                       -------     -------     -------      -------      -------
     Total Liabilities and
       Shareholders' Equity            $84,268     $14,467     $(3,542)     $95,193      $77,564
                                       =======     =======     =======      =======      =======

--------------------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

Pershing Integration Plan
-------------------------

     The Company's integration plan related to Pershing has two main priorities. First is the successful conversion of the clients of BNY Clearing and BNY Global Clearing onto the platform of Pershing. Conversions are proceeding on schedule with all domestic clients converted and all international conversions expected to be completed in the fourth quarter except for those clients acquired in the Tilney acquisition. See Notes to Consolidated Financial Statements. As expected, the Company's existing clearing clients have been overwhelmingly supportive of converting to the Pershing platform and the client retention levels will meet the Company's targets.

     The second priority is achieving projected cost and revenue synergies. Synergies were projected to be $22 million in 2003 and $115 million in 2004. The Company is on target for the $22 million of synergies in 2003, which is primarily achieved through cost synergies related to closing the Company's existing clearing operations.

     With respect to Pershing's results, total revenues were $207 million for the quarter, after adjusting net interest income for $8 million of financing costs. Third quarter monthly average revenue was equal to the monthly average in the second quarter despite equity trading volumes being lower in the third quarter. The current run rate is slightly less than the revenue run rate anticipated when the transaction was announced. However, the modest shortfall reflects more optimistic assumptions on trading volumes in the second half of 2003 than has occurred. The operating margin, excluding financing costs and amortization of intangibles, was 19% in the third quarter, which was flat with last quarter.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

     Noninterest income for the third quarter of 2003 was $1,063 million, an increase of 7% sequentially and 67% from a year ago. Noninterest income for the nine months ended September 30, 2003 was $2,904 million, an increase of 26% over the comparable 2002 period. The increases are principally due to the acquisition of Pershing, improved performance in the core businesses, and the absence in 2003 of the negative valuation adjustment in the third quarter of 2002. Pershing's contribution to the Company's noninterest income was $179 million for the quarter and $301 million for the nine months ended September 30, 2003.

                                  3rd       2nd       3rd
                                Quarter   Quarter   Quarter   Year-to-Date
                                -------   -------   -------   ------------
(In millions)                     2003      2003      2002    2003    2002
                                 -----      ----      ----    ----    ----
Servicing Fees
  Securities                    $  657      $598      $480  $1,728  $1,411
  Global Payment Services           80        80        74     238     220
                                ------      ----      ----  ------  ------
                                   737       678       554   1,966   1,631
Private Client Services
 and Asset Management Fees          97        94        85     281     256
Service Charges and Fees            89        92        90     278     264
Foreign Exchange and
 Other Trading Activities           92        88        49     246     183
Securities Gains                     9         9      (188)     26    (131)
Other                               39        35        46     107     106
                                ------      ----      ----  ------  ------
Total Noninterest Income        $1,063      $996      $636  $2,904  $2,309
                                ======      ====      ====  ======  ======

     Securities servicing fees were up 10% sequentially to a record $657 million, primarily reflecting a full quarter's results for Pershing which closed on May 1.

     Excluding Pershing, core securities servicing fees were up 1.2% sequentially, or 5% annualized, despite the seasonal slowdown in equity trading volumes. The primary growth drivers were the Company's investor services and broker-dealer services businesses, which combined were up a healthy 5% sequentially. Within these segments, custody and mutual fund services both grew from new business and the benefit of higher equity prices.

     Government securities clearance and global collateral management continued to generate good growth due to strength in fixed income trading volumes and new business wins in the broker-dealer community.

     Issuer services were roughly flat this quarter, as a pick up in corporate trust fees was offset by lower activity in depositary receipts, evidenced by light capital raising activity in the quarter.

     Execution and clearing services increased overall due to the addition of Pershing for the full quarter, but execution services businesses in particular were negatively impacted by the decrease in equity trading volumes in the quarter.

     Global payment services fees were flat compared with the prior quarter and increased 8% from the third quarter of 2002. Year-over-year growth is attributable to the build-out of multi-currency product capabilities and further penetration of the financial institutions market segment.

     Private client services and asset management fees for the third quarter were up 3% from the prior quarter, and 14% from the third quarter of 2002.
The sequential quarter and year-over-year increases reflect higher equity price levels as well as the continued strong demand for alternative investments from Ivy Asset Management and higher short-term money management fees, partially offset by higher seasonal tax-oriented fees in the second quarter. In addition, the year-over-year comparison also benefited from acquisitions. Total assets under management were $85 billion at September 30, 2003, up from $83 billion at June 30, 2003 and $71 billion a year ago.

     Service charges and fees have remained generally stable. The increase of 5% on a year-to-date basis over 2002 primarily reflects higher fees from loan syndication and underwriting fees.

     Foreign exchange and other trading revenues were up 5% compared with the prior quarter and up $43 million, or 88% from one year ago. The increase from the second quarter was primarily due to Pershing contributing for the full third quarter compared to only two months in the second quarter. Excluding Pershing, foreign exchange remained strong, increasing slightly from the second quarter as higher client activity levels and volatility in September offset the seasonal slowdown in August. Compared to a year ago, the significant increase resulted from increased client-driven foreign exchange and interest rate hedging activity and the Pershing acquisition. For the nine months ended September 30, 2003, foreign exchange and other trading revenues were up 34% over the nine months ended September 30, 2002.

     Securities gains in the third quarter were $9 million, flat with the prior quarter and up significantly from a loss of $188 million a year ago. Year-to-date securities gains were $157 million higher than the prior year period. Both year-to-year comparisons reflected a $210 million equity write-down in the third quarter of 2002.

     Other noninterest income increased $4 million from the second quarter of 2003 and decreased $7 million from the third quarter of 2002. Third quarter 2002 results included a $32 million Empire State Development Corporation ("ESDC") grant covering relocation and other costs.

Net Interest Income
-------------------

                                   3rd         2nd        3rd
                                 Quarter     Quarter    Quarter    Year-to-Date
(Dollars in millions)            -------     -------    -------    ------------
                                  2003        2003       2002      2003     2002
                                  ----        ----       ----      ----     ----
Net Interest Income               $407        $398       $418    $1,190   $1,253
Tax Equivalent Adjustment            9           9         11        27       36
                                  ----        ----       ----    ------   ------
Net Interest Income on a
 Tax Equivalent Basis             $416        $407       $429    $1,217   $1,289
                                  ====        ====       ====    ======   ======
Net Interest Rate
 Spread                           1.87%       1.95%      2.32%     1.99%    2.31%
Net Yield on Interest
 Earning Assets                   2.10        2.22       2.66      2.24     2.65


     Net interest income on a taxable equivalent basis was $416 million in the third quarter of 2003, compared with $407 million in the second quarter of 2003, and $429 million in the third quarter of 2002. The net interest rate spread was 1.87% in the third quarter of 2003, compared with 1.95% in the second quarter of 2003, and 2.32% in the third quarter of 2002. The net yield on interest earning assets was 2.10% in the third quarter of 2003, compared with 2.22% in the second quarter of 2003, and 2.66% in the third quarter of 2002.

     The increase in net interest income from the second quarter of 2003 is primarily due to the full quarter impact of Pershing and modest growth in the Company's investment securities portfolio. This was partially offset by the impact of the Federal Reserve rate reduction in June. The decline in net interest income from the third quarter of 2002 reflects lower reinvestment yields on fixed income securities, planned decreases in loan balances, and the impact of Federal Reserve interest rate reductions in 2002 and 2003, which were partially offset by the Pershing acquisition and higher average balances of investment securities.

     For the first nine months of 2003, net interest income on a taxable equivalent basis amounted to $1,217 million compared with $1,289 million in the first nine months of 2002, reflecting the same factors that affected the comparison with last year's quarter. The year-to-date net interest spread was 1.99% in 2003 compared with 2.31% in 2002, while the net yield on interest earning assets was 2.24% in 2003 and 2.65% in 2002.

     In this report a number of amounts related to net interest income are presented on a "taxable equivalent basis". The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.


Noninterest Expense and Income Taxes
------------------------------------

                                  3rd       2nd       3rd
                                Quarter   Quarter   Quarter   Year-to-date
                                -------   -------   -------   ------------
(In millions)                     2003      2003      2002    2003    2002
                                  ----      ----      ----    ----    ----
Salaries and Employee Benefits  $  443      $439      $397  $1,305  $1,202
Net Occupancy                       57        57        76     172     175
Furniture and Equipment             35        38        32     108     101
Clearing                            28        31        32      89      91
Sub-custodian Expenses              18        19        18      53      48
Software                            36        36        29     107      84
Amortization of Intangibles          4         4         -      11       5
Other                              145       139       122     423     345
                                ------      ----      ----  ------  ------
Total Core                         766       763       706   2,268   2,051

Merger and Integration Costs        23        25         -      48       -
Pershing                           172       115         -     287       -
GMAC Settlement                     78         -         -      78       -
                                ------      ----      ----  ------  ------
Total Noninterest Expense       $1,039      $903      $706  $2,681  $2,051
                                ======      ====      ====  ======  ======

     Noninterest expense for the third quarter of 2003 was $1,039 million, compared with $903 million in the prior quarter. The increase principally reflects the full quarter impact of Pershing and non-operating merger and integration expenses as well as net costs related to the GMAC settlement.

     Core noninterest expense was $766 million, essentially flat with the second quarter of 2003. On a core basis salaries and employee benefits were up only 1% from the second quarter. Core headcount decreased by 180 during the quarter bringing the year-to-date core headcount reductions to 385. Other expense categories also reflected the Company's focus on reducing discretionary spending. The business process reviews the Company has been conducting are also producing results and enabling the Company to absorb the cost of investments important to its future growth, such as technology spending, business continuity planning, quality programs, and marketing and branding initiatives within the overall expense base.

     The increase in core expenses compared with the third quarter and first nine months of 2002 primarily reflects the impact of acquisitions, the inception of stock option expensing in 2003, a lower pension credit, increased technology investments and higher business continuity spending.

     Reflecting the shift in the Company's business mix including the Pershing acquisition, the efficiency ratio, excluding non-operating expenses related to the GMAC settlement and the Pershing's merger and integration costs, increased to 63.8% for the third quarter of 2003, compared with 63.0% in the previous quarter and 56.1% in the third quarter of 2002, excluding the impact of the ESDC grant and the associated sublease expense.

     The effective tax rate for the third quarter of 2003 was 33.4%, compared to 34.6% in the second quarter of 2003, and 35.9% in the third quarter 2002. The effective tax rate for the nine months ended September 30, 2003 was 34.3%, compared with 34.0% for the nine months ended September 30, 2002. The decrease in the effective tax rate reflects the tax benefit on the GMAC settlement and lower state and local taxes.


Credit Loss Provision and Net Charge-Offs
-----------------------------------------

                                  3rd        2nd         3rd
                                Quarter    Quarter     Quarter     Year-to-Date
                                -------    -------     -------     ------------
(In millions)                     2003       2003       2002       2003    2002
                                  ----       ----       ----       ----    ----
Provision                         $ 40       $ 40       $225       $120    $295
                                  ====       ====       ====       ====    ====
Net Charge-offs:
  Commercial                     $ (25)     $ (34)     $(150)    $  (85)  $(197)
  Foreign                          (12)        (7)        (5)       (18)     (5)
  Other                             (4)         -          -        (15)    (14)
  Consumer                          (6)        (5)        (5)       (16)    (14)
                                 ------     ------     ------     -----   ------
     Total                       $ (47)     $ (46)     $(160)     $(134)  $(230)
                                 ======     ======     ======     =====   ======

Other Real Estate Expenses        $  -       $  -       $  -       $  -    $  -

     The provision for credit losses was $40 million in the third quarter of 2003, flat with $40 million in the second quarter of 2003 and down significantly from $225 million in the third quarter of 2002. The larger provision in 2002 was attributable to the deterioration in the loan portfolio particularly in a limited number of borrowers in the telecommunications portfolio. On a year-to-date basis, the provision was $120 million in 2003 compared with $295 million in 2002.

     The allowance for credit losses was $817 million at September 30, 2003, $824 million at June 30, 2003, and $681 million at September 30, 2002. The allowance for credit losses as a percent of non-margin loans was 2.55% at September 30, 2003, compared with 2.50% at June 30, 2003, and 2.01% at September 30, 2002. The ratio of the allowance to nonperforming assets was 210.5% at September 30, 2003, compared with 188.6% at June 30, 2003, and 123.5% at September 30, 2002.

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

     Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate, but related businesses. These are: issuer services, which include corporate trust, depositary receipts and stock transfer; investor services, which include global custody, securities lending and separate account services; broker-dealer services, which include mutual fund services, government securities clearance, collateral management, hedge fund servicing, exchange traded funds and UITs; and execution and clearing services, which include all of the activities in BNY Securities Group including Pershing. This segment also includes customer-related foreign exchange.

     Global payment services facilitates the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

     The Company's strategy is to be a market leader in these businesses and continue to build out its product and service capabilities and add new clients. The Company has completed 51 acquisitions since 1998 in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients' needs.

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

     The Financial Markets segment includes trading of foreign exchange and interest rate risk management products, investing and leasing activities, and treasury services to other business segments. The segment offers a comprehensive array of multi-currency hedging and yield enhancement strategies, and complements the other business segments. The Financial Markets segment centralizes interest rate risk management for the Company.

     There were no major customers from whom revenues were individually material to the Company's performance.

Servicing and Fiduciary Businesses
----------------------------------


(In Millions)
                               3rd        2nd        3rd
                             Quarter    Quarter    Quarter    Year to date
                              2003       2003        2002    2003       2002
                             -------   -------     -------   ----       ----
Net Interest Income           $ 132      $ 120      $ 118   $ 357     $  362
Provision for
  Credit Losses                   -         -           -       -          -
Noninterest Income              904        838        685   2,430      2,035
Noninterest Expense             709        650        488   1,882      1,434
Income Before Taxes             327        308        315     905        963

Average Assets              $21,385    $15,724    $ 8,086 $14,959    $ 8,507
Average Deposits             34,039     33,499     32,008  32,899     30,846
Nonperforming Assets             16         16         16      16         16

(In billions)
Assets Under Custody        $ 7,878    $ 7,787    $ 6,609 $ 7,878    $ 6,609
Assets Under Management          85         83         71      85         71

S&P 500 Index (Period End)      996        975        815     996        815
NASDAQ Index (Period End)     1,787      1,623      1,172   1,787      1,172
NYSE Volume (In billions)      87.3       93.0       99.2   266.9      269.8
NASDAQ Volume (In billions)   110.7      112.5      107.4   312.0      330.3


     The third quarter results showed continued improvement in the Company's primary businesses, including securities servicing and related foreign exchange, and private client services and asset management. The quarter also included a full quarter of results from Pershing, which closed on May 1, 2003. This contributed to record securities servicing fees of $657 million in the third quarter. For the first nine months of 2003, securities servicing fees were $1,728 million, an increase of $317 million from $1,411 million for the first nine months of 2002, principally due to Pershing and other acquisitions. Pershing's securities servicing fees included in the quarter and nine months ended September 30, 2003 were $162 million and $271 million, respectively.

     Earnings were strong in business areas that benefited from rising equity prices in the capital markets during the quarter. At the same time, areas that are dependent on equity trading volumes, particularly execution services businesses, had a more challenging quarter, due to the seasonal declines in trading volumes that normally occur in August. In addition, the depositary receipts business continued to be challenged by the lower level of corporate actions, such as new equity issues and cross-border acquisitions that drive client demand for the Company's services.

     As of September 30, 2003, assets under custody rose to $7.9 trillion, from $7.8 trillion at June 30, 2003 and $6.6 trillion at September 30, 2002. The modest sequential quarter increase in assets under custody reflects higher equity market values as well as net new business converted, however, as nearly two-thirds of the Company's custody assets are in fixed income assets, these were negatively impacted by higher interest rates and this mitigated the impact of new business wins and higher equity prices. Cross-border custody assets were $2.2 trillion at September 30, 2003. The acquisition of Pershing added approximately $557 billion to custody assets at September 30, 2003. Equity securities composed 32% of the assets under custody at September 30, 2003, while fixed income securities were 68%.

     Strong new business momentum in global custody and higher equity prices drove investor services fees higher on both a sequential quarter and year-over-year basis. The higher fees compared to last year were also due to strong performance in securities lending.

     Global issuer services fees were essentially flat on a sequential quarter basis and down from a year ago. Corporate trust fees were up modestly from the second quarter, while depositary receipts (DRs) decreased on a sequential quarter basis due to a lack of equity market activity in August and fewer corporate actions during the quarter. The decline versus a year ago was also related to DRs.

     Broker-dealer services fees also increased significantly both sequentially and year-over-year driven by strong performance in government securities clearance and collateral management services. These businesses continue to benefit from new business wins and higher fixed income transaction volumes. Mutual fund servicing also increased in the third quarter due to higher equity price levels.

     Execution and clearing services fees increased both sequentially and in comparison with last year due to the full quarter impact of Pershing. Execution services decreased sequentially and in comparison with last year due to lower equity market trading volumes. Average daily combined third quarter NYSE and NASDAQ trading volume was down 5% from the second quarter of 2003 and 4% from the third quarter of 2002. Average monthly fees from Pershing remained flat with last quarter despite the lower trading volumes due to relative strength in retail investor activity. Pershing's operating margin, excluding financing costs and amortization of intangibles, was 19% in the third quarter, which was flat with last quarter.

     Global payment services fees were flat compared with the prior quarter and increased 8% from the third quarter of 2002. Year-over-year growth is attributable to the build-out of multi-currency product capabilities and further penetration of the financial institutions market segment.

     Private client services and asset management fees for the third quarter were up 3% from the prior quarter, and 14% from the third quarter of 2002.
The sequential quarter and year-over-year increases reflect higher equity price levels as well as the continued strong demand for alternative investments from Ivy Asset Management and higher short-term money management fees, partially offset by higher seasonal tax-oriented fees in the second quarter. In addition, the year-over-year comparison also benefited from acquisitions. Ivy Asset Management has grown assets under management from $2.4 billion when it was acquired in 2000 to $8 billion at September 30, 2003.

     Assets under management ("AUM") were $85 billion at September 30, 2003, up from $83 billion at June 30, 2003 and $71 billion at September 30, 2002. Assets under administration were $32 billion compared with $27 billion at June 30, 2003 and September 30, 2002. The increase in assets under management since June 30, 2003 reflects growth in the Company's alternative investments business, and a rise in asset values. The increase in AUM since September 30, 2002 reflects acquisitions, growth in the Company's alternative investment business, and a rise in equity market values. Institutional clients represent 66% of AUM while individual clients equal 34%. AUM at September 30, 2003, are 31% invested in equities, 22% in fixed income, 10% in alternative investments and the remainder in liquid assets.

     Client-driven foreign exchange remained robust as September was one of the Company's strongest months ever due to exchange rate movements and increased activity from equity fund managers offsetting the seasonally slow August.

     Net interest income in the Servicing and Fiduciary businesses segment was $132 million for the third quarter of 2003 compared with $120 million for the second quarter of 2003 and $118 million in the third quarter of 2002. The increase in net interest income on a sequential quarter basis is primarily attributable to the full quarter impact of the Pershing acquisition. The increase in net interest income from the third quarter of 2002 is primarily due to the Pershing acquisition partially offset by the decline in interest rates. Net interest income for the nine months ended September 30, 2003 was $357 million compared with $362 million in the first nine months of 2002. The decline in net interest income mainly reflects the Federal Reserve rate cuts in 2003 and 2002, partially offset by the Pershing acquisition. Average assets for the quarter ended September 30, 2003 were $21.4 billion compared with $15.7 billion in the second quarter of 2003 and $8.1 billion in the third quarter of 2002. Average assets for the nine months ended September 30, 2003 were $15.0 billion compared with $8.5 billion in the first nine months of 2002. The increase in assets in 2003 compared with 2002 is attributable to the Pershing acquisition. The third quarter of 2003 average deposits were $34.0 billion compared with $33.5 billion in the second quarter of 2003 and $32.0 billion in the third quarter of 2002. Average deposits for the first nine months of 2003 were $32.9 billion compared with $30.8 billion for the first nine of 2002.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in each of the relevant periods. Nonperforming assets were $16 million in each of the relevant periods.

     Noninterest expense for the third quarter of 2003 was $709 million, compared with $650 million in the second quarter of 2003 and $488 million in the third quarter of 2002. The rise in noninterest expense from the second quarter reflects the full quarter impact of the Pershing acquisition. For the first nine months of 2003, noninterest expense was $1,882 million compared with $1,434 million in 2002. The rise in noninterest expense from 2002 was primarily due to the Pershing acquisition, the Company's continued investment in technology, a reduced pension credit, higher insurance expense, as well as higher volume-related sub-custodian expenses and higher variable compensation related to revenue growth.

Corporate Banking
-----------------


(In Millions)
                               3rd       2nd         3rd
                             Quarter   Quarter     Quarter    Year to date
                              2003       2003        2002    2003      2002
                             -------   -------     -------   ----      ----
Net Interest Income           $  95      $  95      $ 105    $282     $ 319
Provision for
  Credit Losses                  27         30         35      87       105
Noninterest Income               72         86         74     233       216
Noninterest Expense              52         53         52     155       148
Income Before Taxes              88         98         92     273       282

Average Assets              $18,900    $19,858    $22,250 $19,760   $23,029
Average Deposits              6,699      6,583      6,802   6,832     6,904
Nonperforming Assets            368        410        526     368       526
Net Charge-offs                  41         42        155     118       215


   The Corporate Banking segment's net interest income was $95 million in the third quarter of 2003, flat with the second quarter of 2003 and down from $105 million in the third quarter of 2002. On a year-to-date basis, net interest income for 2003 was $282 million compared with $319 million in 2002. The decrease from the year-to-date 2002 periods reflect the continued reduction of average loans outstanding as well as a decline in the value of low cost short-term deposits given the lower interest rate environment. Average assets for the quarter were $18.9 billion compared with $19.9 billion in the second quarter of 2003 and $22.3 billion in the third quarter of last year. Average deposits in the corporate bank were $6.7 billion versus $6.6 billion in the second quarter of 2003 and $6.8 billion in 2002. For the nine months ended September 30, 2003, average assets were $19.8 billion compared to $23.0 billion for the first nine months of 2002. For the first nine months of 2003 and 2002, average deposits were $6.8 billion and $6.9 billion.

     The third quarter 2003 provision for credit losses was $27 million compared with $30 million in the second quarter of 2003 and $35 million last year. On a year-to-date basis, the provision for credit losses was $87 million for 2003 and $105 million for 2002. The lower provision primarily reflects the benefits of the Company's corporate loan exposure reduction program. Net charge-offs in the Corporate Banking segment were $41 million in the third quarter of 2003, $42 million in the second quarter of 2003, and $155 million in the third quarter of 2002. The charge-offs in 2003 primarily relate to loans to corporate borrowers. The charge-offs in 2002 primarily reflects deterioration in the Company's portfolio of telecom credits. Net charge-offs for the first nine months of 2003 were $118 million compared with $215 million in 2002. Nonperforming assets were $368 million at September 30, 2003, down from $410 million at June 30, 2003 and $526 million in the third quarter of 2002. The decrease in nonperforming assets from the third quarter of 2002 primarily reflects reductions in the levels of nonperforming cable and telecom credits.

     Noninterest income was $72 million in the current quarter, compared with $86 million in the second quarter of 2003 and $74 million in the third quarter a year ago. The second quarter of 2003 benefited from unusually high volumes of standby letters of credit and increased capital markets activity. For the first nine months of 2003, noninterest income was $233 million compared with $216 million for the first nine months of 2002.

     Noninterest expense in the third quarter were $52 million, compared with $53 million in the second quarter of 2003 and $52 million in the third quarter of 2002. For the first nine months of 2003, noninterest expense was $155 million compared with $148 million in 2002. The increases over 2002 reflect higher compensation costs due in part to a reduced pension credit.



Retail Banking
--------------


(In Millions)
                               3rd        2nd        3rd
                             Quarter    Quarter    Quarter    Year to date
                              2003       2003        2002    2003       2002
                             -------   -------     -------   ----       ----
Net Interest Income           $ 120      $ 118      $ 121    $354      $ 359
Provision for
  Credit Losses                   5          5          2      14          8
Noninterest Income               30         33         30      92         88
Noninterest Expense              88         90         79     265        238
Income Before Taxes              57         56         70     167        201

Average Assets              $ 5,018    $ 5,329    $ 5,245  $5,242    $ 5,056
Average Noninterest
  Bearing Deposits            4,738      4,565      4,109   4,711      4,040
Average Deposits             14,585     14,252     13,224  14,321     13,161
Nonperforming Assets              4         11          9       4          9
Net Charge-offs                   6          5          5      16         15

Number of Branches              341        341        342     341        342
Total Deposit Accounts
   (In Thousands)             1,170      1,183      1,222   1,170      1,222


     Net interest income in the third quarter of 2003 was $120 million, compared with $118 million in the second quarter of 2003 and $121 million in the third quarter of 2002. Net interest income on a year-to-date basis for 2003 and 2002 was $354 million and $359 million. Net interest income has been essentially flat as spread compression on deposits has been offset by higher levels of noninterest bearing deposits.

     Noninterest income was $30 million for the quarter compared with $33 million on a sequential quarter basis and $30 million last year. Noninterest income for the first nine months of 2003 was $92 million compared with $88 million in the first nine months of 2002. The sequential quarter decline in noninterest income as well as the year-to-date increase from 2002 reflects a gain on the sale of $230 million of mortgage loans in the second quarter of 2003.

     Noninterest expense in the third quarter of 2003 was $88 million, compared with $90 million in the second quarter of 2003 and $79 million last year. Noninterest expense for the first nine months of 2003 was $265 million compared with $238 million in the first nine months of 2002. The year-over-year change reflects a reduced pension credit and higher medical benefit expenses.

     Net charge-offs were $6 million in the third quarter of 2003, compared with $5 million in the second quarter of 2003 and third quarter of 2002. Net charge-offs were $16 million and $15 million for the nine months ending September 30, 2003 and September 30, 2002. Nonperforming assets were $4 million in the third quarter of 2003 compared with $11 million at June 30, 2003 and $9 million at September 30, 2002 reflecting a reduction in the level of nonperforming small business loans.

     Average deposits generated by the Retail Banking segment were $14.6 billion in the third quarter of 2003, compared with $14.3 billion in the second quarter of 2003 and $13.2 billion in the third quarter of 2002. For the first nine months of 2003, average deposits were $14.3 billion as compared to $13.2 billion in the first nine months of 2002. Noninterest bearing deposits were $4.7 billion this quarter, compared with $4.6 billion in the second quarter of 2003 and $4.1 billion in the third quarter of 2002. The increase in total deposits reflects current consumer preferences for the safety of bank deposits versus the volatility of the equity markets as well as the low interest rates offered on other investment choices. Noninterest bearing deposits for the first nine months of 2003 were $4.7 billion compared with $4.0 billion in the first nine months of 2002. Average assets in the retail banking sector were $5.0 billion, compared with $5.3 billion in the second quarter of 2003 and $5.2 billion in the third quarter of 2002. On a year-to-date basis, average assets were $5.2 billion for 2003 and $5.1 billion for 2002.

Financial Markets
-----------------

(In Millions)
                               3rd        2nd        3rd
                             Quarter    Quarter    Quarter    Year to date
                              2003       2003       2002     2003       2002
                             -------   -------     -------   ----       ----
Net Interest Income           $  80      $  80      $  84    $237       $245
Provision for
  Credit Losses                   5          6          5      16         15
Noninterest Income               53         33         37     136        154
Noninterest Expense              26         25         20      75         63
Income Before Taxes             102         82         96     282        321

Average Assets              $47,920    $46,463    $40,850 $46,252    $40,481
Average Deposits              4,355      4,153      1,593   4,473      1,800
Average Investment
   Securities                20,604     18,720     16,798  19,110     14,747
Net Charge-offs                   -          -          -       -          -


     Net interest income for the third quarter was $80 million compared with $80 million on a sequential quarter basis and $84 million a year ago. Net interest income was $237 million in the first nine months of 2003 compared to $245 million in the first nine months of 2002. The declines from 2002 reflect lower reinvestment yields partially offset by an increase in assets, primarily highly-rated mortgage-backed securities. Average third quarter 2003 assets in the Financial Markets segment composed primarily of short-term liquid assets and investment securities were $47.9 billion, up from $46.5 billion on a sequential quarter basis and $40.9 billion last year. Average assets for the first nine months of 2003 were $46.3 billion compared to $40.5 billion for the first nine months of 2002. The increase in assets reflects the Company's continuing strategy to reduce investment in higher risk corporate loans and increase holdings of highly rated, more liquid investment securities.

     Noninterest income was $53 million in the third quarter of 2003, compared with $33 million in the second quarter of 2003 and $37 million in the third quarter of 2002. On a year-to-date basis, noninterest income was $136 million in 2003 and $154 million in 2002. The positive variance versus the second quarter of 2003 reflects higher trading related revenues related both to foreign exchange and fixed income activities as well as improved hedging of foreign currency investments. The decrease versus a year ago was caused by declines in securities gains and structured product fees.

     Net charge-offs were zero in each of the relevant periods. Noninterest expense was essentially flat at $26 million in the third quarter of 2003, compared with $25 million in the second quarter of 2003 but up from $20 million in last year's third quarter. Noninterest expense for the nine months ended September 30, 2003 was $75 million, compared with $63 million for the nine months ended September 30, 2002 reflecting higher compensation costs.

The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.



In Millions
                         Servicing
                            and
For the Quarter Ended    Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2003       Businesses   Banking    Banking   Markets      Items        Total
---------------------    ----------  ---------   -------  ---------  -----------  ------------
(In Millions)
Net Interest Income         $ 132       $ 95      $ 120      $ 80      $ (20)      $  407
Provision for
  Credit Losses                 -         27          5         5          3           40
Noninterest Income            904         72         30        53          4        1,063
Noninterest Expense           709         52         88        26        164        1,039
                            -----       ----      -----      ----      -----       ------
Income Before Taxes         $ 327       $ 88      $  57      $102      $(183)      $  391
                            =====       ====      =====      ====      =====       ======

Contribution Percentage        57%        15%        10%      18%
Average Assets            $21,385    $18,900     $5,018   $47,920    $ 3,930      $97,153



In Millions
                         Servicing
                            and
For the Quarter Ended    Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2003            Businesses   Banking    Banking   Markets      Items        Total
---------------------    ----------  ---------   -------  ---------  -----------  ------------
(In Millions)
Net Interest Income         $ 120       $ 95      $ 118      $ 80      $ (15)       $ 398
Provision for
  Credit Losses                 -         30          5         6         (1)          40
Noninterest Income            838         86         33        33          6          996
Noninterest Expense           650         53         90        25         85          903
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 308       $ 98      $  56      $ 82      $ (93)       $ 451
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        57%        18%        10%       15%
Average Assets            $15,724    $19,858     $5,329   $46,463    $ 3,550      $90,924



In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2002      Businesses   Banking    Banking   Markets      Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income         $ 118       $105      $ 121      $ 84      $ (10)       $ 418
Provision for
  Credit Losses                 -         35          2         5        183          225
Noninterest Income            685         74         30        37       (190)         636
Noninterest Expense           488         52         79        20         67          706
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 315       $ 92      $  70      $ 96      $(450)       $ 123
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        55%        16%        12%       17%
Average Assets            $ 8,086    $22,250     $5,245   $40,850    $ 2,379      $78,810




In Millions
                           Servicing
                              and
For the Nine Months Ended  Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2003         Businesses   Banking    Banking   Markets      Items        Total
-----------------------    ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $  357      $ 282      $ 354     $ 237      $ (40)         $1,190
Provision for
  Credit Losses                 -         87         14        16          3             120
Noninterest Income          2,430        233         92       136         13           2,904
Noninterest Expense         1,882        155        265        75        304           2,681
                           ------      -----      -----     -----      -----          ------
Income Before Taxes        $  905      $ 273      $ 167     $ 282      $(334)         $1,293
                           ======      =====      =====     =====      =====          ======

Contribution Percentage        56%        17%        10%       17%
Average Assets            $14,959    $19,760    $ 5,242   $46,252    $ 3,366         $89,579



In Millions
                           Servicing
                              and
For the Nine Months Ended  Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2002         Businesses   Banking    Banking   Markets      Items        Total
-----------------------    ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income        $  362       $ 319      $ 359      $ 245      $ (32)       $1,253
Provision for
  Credit Losses                 -         105          8         15        167           295
Noninterest Income          2,035         216         88        154       (184)        2,309
Noninterest Expense         1,434         148        238         63        168         2,051
                           ------       -----      -----      -----      -----        ------
Income Before Taxes        $  963       $ 282      $ 201      $ 321      $(551)       $1,216
                           ======       =====      =====      =====      =====        ======

Contribution Percentage        55%         16%        11%        18%
Average Assets            $ 8,507     $23,029    $ 5,056    $40,481    $ 2,293       $79,366

Reconciling Items
-----------------

Description - Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill and intangibles. Reconciling items for noninterest income primarily relate to the sale of certain securities and certain other gains. Reconciling items for noninterest expense primarily reflects corporate overhead as well as amortization of intangibles and severance. In the second and third quarter of 2003, merger and integration costs associated with Pershing and in the third quarter of 2003 the GMAC settlement are also reconciling items. In the third quarter of 2002 the loss on a sublease was also a reconciling item. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.


                                  3rd        2nd      3rd
                                Quarter    Quarter  Quarter    Year to date
(In millions)                     2003       2003     2002     2003     2002
                                -------   -------   -------  ------    -----
Segments' revenue              $ 1,486     $1,403    $1,254  $4,121   $3,778

Adjustments:
   Earnings associated with
      assignment of capital        (33)       (28)      (24)    (81)     (74)
   Securities gains                  -          -      (215)      -     (213)
   Other gains                       4          6        25      13       29
   Taxable equivalent basis and
     other tax-related items        13         13        14      41       42
                                -------    ------    ------  ------   ------
Subtotal-revenue adjustments       (16)        (9)     (200)    (27)    (216)
                                -------    ------    ------  ------   ------

Consolidated revenue            $1,470     $1,394    $1,054  $4,094   $3,562
                                =======    ======    ======  ======   ======

Segments' income before tax    $   574     $  544    $  573  $1,627   $1,767
Adjustments:
     Revenue adjustments (above)   (16)        (9)     (200)    (27)    (216)
     Provision for credit losses
       different than GAAP          (3)         1      (183)     (3)    (167)
     Severance                      (2)        (4)       (1)     (8)     (15)
     Goodwill and
       intangible amortization      (8)        (7)        -     (18)      (4)
     Pershing-related
       integration expenses        (23)       (25)        -     (48)       -
     GMAC settlement               (78)         -         -     (78)       -
     Loss on sublease                -          -       (22)      -      (22)
     Corporate overhead            (53)       (49)      (44)   (152)    (127)
                               -------    -------    ------  ------   ------
Consolidated income
     before tax                $   391     $  451    $  123  $1,293   $1,216
                               =======    =======    ======  ======   ======
Segments' total
     average assets            $93,223    $87,374   $76,431 $86,213  $77,073
Adjustments:
     Goodwill and intangibles    3,930      3,550     2,379   3,366    2,293
                               -------    -------   ------- -------  -------
Consolidated average assets    $97,153    $90,924   $78,810 $89,579  $79,366
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

     The reconciling item for securities gains relates to the Financial Markets business. Other gains in 2002 include a $32 million ESDC grant. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company's taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment.

     The reconciling item for the provision for loan losses primarily relates to Corporate Banking and in 2003 to aircraft leases in Financial Markets. Goodwill and intangible amortization primarily relates to the Securities Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures. Merger and integration charges would be allocated to the Securities and Fiduciary businesses segment. The GMAC settlement would be allocated to Corporate Banking.


CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $95.2 billion at September 30, 2003, compared with $99.6 billion at June 30, 2003, and $77.6 billion at December 31, 2002. The decrease in total assets on a sequential quarter basis reflects lower client deposit levels given a more orderly securities settlement process across the industry relative to the June quarter end. Within the asset composition of the balance sheet, while loans continue to be reduced, average investment securities, largely high quality short duration mortgage-backed securities, were up $2.3 billion, continuing a strategic shift to enhance the liquidity and risk profile of the Company's balance sheet. The increase versus a year ago mainly reflects the Pershing acquisition. Total shareholders' equity was $8.2 billion at September 30, 2003, compared with $8.1 billion at June 30, 2003, and $6.7 billion at December 31, 2002. The major reasons for the increase in shareholders' equity from a year ago are the issuance of approximately $1 billion of common stock to fund the Pershing acquisition and the retention of earnings.

     Return on average common equity on a reported basis for the third quarter of 2003 was 12.82%, compared with 15.56% in the second quarter of 2003, and 4.73% in the third quarter of 2002. On an operating basis, return on average common equity for the third quarter of 2003 was 15.85%, compared with 16.41% in the second quarter of 2003.

     For the first nine months of 2003, the reported return on average common equity was 15.23% compared with 16.74% in 2002 and the return on average assets was 1.27% for the first nine months of 2003 compared with 1.35% in 2002. On an operating basis, return on average common equity was 16.63% and the return on average assets was 1.39% for the first nine months of 2003.

     On a reported basis, return on average assets for the third quarter of 2003 was 1.06%, compared with 1.30% in the second quarter of 2003, and 0.40% in the third quarter of 2002. On an operating basis, return on average assets for the third quarter of 2003 was 1.31%, compared with 1.37% in the second quarter of 2003.

Investment Securities
---------------------

The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

     (In millions)                           09/30/03         12/31/02
                                             --------         --------
     Fixed Income:
      Mortgage-Backed Securities             $18,497          $13,084
      Asset-Backed Securities                     96               37
      Corporate Debt                           1,339            1,112
      Short-Term Money Market Instruments      1,156            1,999
      U.S. Treasury Securities                   456              537
      U.S. Government Agencies                   207              469
      State and Political Subdivisions           306              403
      Emerging Market Debt                       111              114
      Other Foreign Debt                         516              273
                                             -------          -------
     Subtotal Fixed Income                    22,684           18,028

     Equity Securities:
      Money Market Funds                          53               91
      Bank Stocks                                  -               91
      Federal Reserve Bank Stock                  96               66
      Other                                       27               22
                                             -------          -------
     Subtotal Equity Securities                  176              270
                                             -------          -------
     Total Securities                        $22,860          $18,298
                                             =======          =======

     Total investment securities were $22.9 billion at September 30, 2003, compared with $20.4 billion at June 30, 2003, and $18.3 billion at December 31, 2002. Average investment securities were $20.6 billion in the third quarter of 2003, compared with $18.7 billion in the second quarter of 2003 and $16.8 billion in the third quarter of last year. Average investment securities were $19.1 billion in the nine months ended September 30, 2003, compared with $14.7 billion in the nine months ended September 30, 2002. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities which are 97% rated AAA, 1% AA, and 2% A. Since December 31, 2002, the Company has added approximately $5.4 billion of mortgage-backed securities to its investment portfolio. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short average lives. The Company has maintained a duration of approximately 2.3 years on its mortgage portfolio to best match its liabilities and reduce the adverse impact from a rise in interest rates.

     Net unrealized gains for securities available-for-sale were $245 million at September 30, 2003, compared with $338 million at December 31, 2002. As interest rates rise, the Company expects the unrealized gains will decline, which will lower shareholders' equity and adversely impact the Company's tangible common equity ratio.

Loans
-----

     Total loans were $37.5 billion at September 30, 2003, compared with $37.8 billion at June 30, 2003, and $31.3 billion at December 31, 2002. The increase in total loans since year-end 2002 primarily reflects the addition of margin loans from the Pershing acquisition, which were partially offset by a reduction in Corporate exposures. Non-margin loans were $32.1 billion at September 30, 2003, compared with $32.9 billion at June 30, 2003, and $33.8 billion at December 31, 2002. The decrease reflects the Company's strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $37.4 billion in the third quarter of 2003, compared with $35.7 billion in the second quarter of 2003 and $33.7 billion at September 30, 2002. Pershing contributed $6.6 billion to the increase in average loans from September 30, 2002. Excluding Pershing, average loans were $30.8 billion in the third quarter of 2003 and $32.7 billion in the second quarter of 2003.

     The Company has made steady progress in reducing its exposure to higher risk credits and will continue its intensive efforts to do so in the telecom segment as well as throughout the loan portfolio. The Company continued to make progress in its risk reduction efforts during the third quarter. Corporate exposures were reduced by over $1 billion, bringing the total reductions to date to $6.7 billion. Telecom industry exposures were reduced to approximately $0.9 billion at September 30, 2003, down from $1.5 billion at December 31, 2002. The Company's $9 billion corporate exposure reduction program is ahead of schedule with the Company 74% towards its targeted goal with five quarters remaining. The improvement in credit spreads in 2003 and resulting price improvement and greater liquidity in the secondary loan market created favorable conditions for the Company to reduce non-strategic exposure and certain large credits. The following tables provide additional details on the Company's loan exposures and outstandings at September 30, 2003 in comparison to December 31, 2002.


Overall Loan Portfolio

                                       Unfunded     Total             Unfunded     Total
(dollars in billions)          Loans  Commitments  Exposure   Loans  Commitments  Exposure
                              ----------------------------- ------------------------------
                              9/30/03   9/30/03    9/30/03  12/31/02  12/31/02    12/31/02
                              --------  -------    -------  --------  --------    --------

Financial Institutions(4)      $10.7    $21.1       $31.8     $ 6.6     $24.1      $30.7
Corporate(4)                     5.3     21.0        26.3       8.2      23.4       31.6
                               -----    -----       -----     -----     -----       ----
                                16.0     42.1        58.1      14.8      47.5       62.3
                               -----    -----       -----     -----     -----       ----
Consumer & Middle Market         8.0      4.0        12.0       8.0       4.1       12.1
Leasing Financings               5.6      0.1         5.7       5.6       0.1        5.7
Commercial Real Estate           2.4      0.8         3.2       2.5       0.8        3.3
Margin loans                     5.5        -         5.5       0.4         -        0.4
                               -----    -----       -----     -----     -----      -----
Total                          $37.5    $47.0       $84.5     $31.3     $52.5      $83.8
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


Financial Institutions
----------------------

The financial institutions portfolio exposure was $31.8 billion at September 30, 2003 compared to $30.7 billion at December 31, 2002. These exposures are of high quality, with 88% meeting the investment grade criteria of the Company's rating system. The exposures are generally short-term, with 76% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.


(Dollars in billions)
                            09/30/03                                  12/31/02
                  ------------------------------               -----------------------------
                           Unfunded     Total     %Inv  %due            Unfunded     Total
Lending Division   Loans  Commitments  Exposures  Grade <1 Yr  Loans   Commitments Exposures
----------------  ------  -----------  ---------  ----- ------ ------  ----------- ---------
Banks             $ 3.4    $ 3.1       $ 6.5       71%   82%   $2.9      $ 4.5      $ 7.4
Securities
 Industry           2.6      3.5         6.1       93    96     1.3        3.9        5.2
Insurance           0.3      4.8         5.1       96    61     0.4        5.5        5.9
Government          0.1      5.3         5.4       99    57     0.2        5.5        5.7
Asset Managers      3.7      3.4         7.1       86    79     1.2        3.9        5.1
Mortgage Banks      0.4      0.5         0.9       87    78     0.4        0.5        0.9
Endowments          0.2      0.5         0.7       98    87     0.2        0.3        0.5
                  -----    -----       -----      ---   ----   ----      -----      -----
   Total          $10.7    $21.1       $31.8       88%   76%   $6.6      $24.1      $30.7
                  =====    =====       =====      ===   ====   ====      =====      =====

Corporate
---------

     The corporate portfolio exposure declined to $26.3 billion at September 30, 2003 from $31.6 billion at year-end 2002. Approximately 74% of the portfolio is investment grade while 34% of the portfolio matures within one year. In December 2002, the Company announced its intention to reduce its corporate exposure by $9 billion to $24 billion by the end of 2004. Since that time, corporate credit exposures have been reduced by $6.7 billion of the $9 billion target. Reductions have been achieved through loan run-offs and reduced rollover commitments, as well as loans sales which have taken advantage of improved liquidity in the secondary loan market.


(Dollars in billions)
                             09/30/03                                      12/31/02
                  -----------------------------                -----------------------------
                           Unfunded      Total     %Inv  %due            Unfunded    Total
Lending Division   Loans  Commitments  Exposures  Grade <1 Yr  Loans   Commitments Exposures
----------------  ------  -----------  ---------  ----- ------ ------  ----------- ---------

Media             $ 1.5    $ 2.3       $ 3.8       68%   18%   $1.9      $ 2.4       $4.3
Cable               0.7      0.6         1.3       36     4     1.0        0.6        1.6
Telecom             0.3      0.6         0.9       60    29     0.7        0.8        1.5
                  -----    -----       -----       --    --    ----      -----      -----
   Subtotal         2.5      3.5         6.0       59%   17%    3.6        3.8        7.4

Utilities           0.2      2.8         3.0       87    67     0.7        3.0        3.7
Retailing           0.1      2.4         2.5       75    46     0.2        2.6        2.8
Automotive          0.2      2.1         2.3       77    39     0.2        2.6        2.8
Oil & Gas           0.2      1.5         1.7       81    36     0.4        1.7        2.1
Healthcare          0.3      1.4         1.7       84    35     0.4        1.5        1.9
Other*              1.8      7.3         9.1       75    29     2.7        8.2       10.9
                  -----    -----       -----       --    --    ----      -----      -----
   Total          $ 5.3    $21.0       $26.3       74%   34%   $8.2      $23.4      $31.6
                  =====    =====       =====       ==    ==    ====      =====      =====

* Diversified portfolio of industries and geographies


     Media, cable, and telecommunications has been a significant industry specialization of the Company historically. The Company has specifically targeted the telecom portfolio for continued reduction in exposure with a goal of reducing the telecom portfolio below $750 million by December 31, 2004. In the first nine months of 2003, the Company reduced telecom exposure by $0.6 billion. The percentage of investment grade borrowers in the telecom portfolio has increased to 60% from 54% at year-end 2002, due to reductions in lower rated exposures.

     The Company's exposure to the airline industry consists of a $635 million leasing portfolio as well as $48 million of direct lending. The airline leasing portfolio consists of $286 million to major U.S. carriers, $254 million to foreign airlines and $95 million to U.S. regionals. During 2003, the domestic airline industry witnessed structural improvements, including favorable labor developments, continued cost containment, and increased liquidity due to government aid. Notwithstanding the recent improvements, the industry faces sustained challenges from a tepid recovery in air travel, ongoing tension in labor relations, intense domestic competition, future pension funding requirements, and geopolitical uncertainty. Because of these factors, the Company continues to carefully monitor its airline exposure.

Nonperforming Assets
-------------------------

                                                    Change                   Change
                                                  9/30/03 vs.              9/30/03 vs.
(Dollars in millions)         9/30/03    6/30/03   6/30/03     12/31/02     12/31/02
                              --------  --------  --------     --------     --------
Category of Loans:
     Commercial                 $265       $312    $(47)        $321        $(56)
     Foreign                      79         84      (5)          84          (5)
     Other                        44         41       3           34          10
                                ----       ----    ----         ----        ----
  Total Nonperforming Loans      388        437     (49)         439         (51)
Other Real Estate                  -          -       -            1          (1)
                                ----       ----    ----         ----        ----
  Total Nonperforming Assets    $388       $437    $(49)        $440        $(52)
                                ====       ====    =====        ====        ====

Nonperforming Assets Ratio       1.2%       1.3%                 1.4%
Allowance/Nonperforming Loans  210.5      188.6                189.1
Allowance/Nonperforming Assets 210.5      188.6                188.7



     Nonperforming assets declined $49 million during the third quarter to $388 million from $437 million at June 30, 2003. The decrease primarily reflects sales and charge-offs of commercial loans.

     Interest income would have been increased by $4 million and $8 million for the third quarters of 2003 and 2002 if loans on nonaccrual status at September 30, 2003 and 2002 had been performing for the entire period. Interest income would have been increased by $12 million and $15 million for the nine months ended September 30, 2003 and 2002 if loans on nonaccrual status at September 30, 2003 and 2002 had been performing for the entire period.

Impaired Loans
--------------

The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                         September 30  June 30  December 31
(Dollars in millions)                        2003        2003       2002
                                         ------------  -------  -----------

Impaired Loans with an Allowance            $352        $393       $376
Impaired Loans without an Allowance(1)         -           4         27
                                            ----        ----       ----
Total Impaired Loans                        $352        $397       $403
                                            ====        ====       ====
Allowance for Impaired Loans(2)             $150        $189       $167
Average Balance of Impaired Loans
 during the Quarter                         $387        $404       $343
Interest Income Recognized on
 Impaired Loans during the Quarter          $  -        $0.4       $0.1

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                   September 30   June 30   September 30
 (Dollars in millions)                 2003        2003         2002
                                     -------     --------     -------
Total Loans                          $37,540      $37,796     $34,242
Margin Loans                           5,472        4,877         407
Non-Margin Loans                      32,068       32,919      33,835
Allowance                                817          824         681
Allowance for Loan Losses
  As a Percent of Loans                 2.18%        2.18%       1.99%
Allowance for Loan Losses As a
  Percent of Non-Margin Loans           2.55         2.50        2.01

     The allowance for credit losses to total loans was $817 million, or 2.18% of loans at September 30, 2003, compared with $824 million, or 2.18% of loans at June 30, 2003, and $831 million, or 2.65% of loans at December 31, 2002.

     The ratio of the allowance for credit losses to non-margin loans was 2.55% for September 30, 2003, compared with 2.50% for June 30, 2003 and 2.68% at December 31, 2002, reflecting stability in credit quality in the first nine months of 2003. The May 1 acquisition of Pershing added $5.4 billion of secured margin loans to the Company's balance sheet at September 30, 2003.
The Company has rarely suffered a loss on these types of loans and doesn't allocate any of its allowance for credit losses to these loans. The Company believes the ratio of allowance for credit losses to non-margin loans is a more appropriate metric for the allowance for credit losses than the ratio of allowance for loan losses to total loans.

     The ratio of the allowance to nonperforming assets was 210.5% at September 30, 2003, up from 188.6% at June 30, 2003, and 188.7% at December 31, 2002. Included in the Company's allowance for credit losses at September 30, 2003 is an allocated transfer risk reserve related to Argentina of $20 million.

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

     The third element - pass rated credits - is based on the Company's expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower's credit rating, loss given default rating, estimated exposure at default, and maturity. The credit rating is judgmental and is dependent upon the borrower's estimated probability of default. The loss given default incorporates a recovery expectation based on historical experience, collateral, and structure. Borrower and loss given default ratings are reviewed semi-annually at minimum and are periodically mapped to third party rating agency, default and recovery data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. All current consumer loans are included in the pass rated consumer pools.

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

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                              September 30      December 31
                                  2003             2002
                              ------------      -----------

Domestic
     Real Estate                   2%               3%
     Commercial                   75               75
     Consumer                      1                1
Foreign                            9                9
Unallocated                       13               12
                                 ---              ---
                                 100%             100%
                                 ===              ===

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

Deposits
--------

     Total deposits were $58.9 billion at September 30, 2003, compared with $64.7 billion at June 30, 2003 and $55.4 billion at December 31, 2002. The decrease on a sequential quarter basis was primarily due to lower cash balances from securities processing customers. At June 30, 2003, high securities settlement volumes resulted in a higher than normal level of uncompleted trades across the industry, which added to the cash levels in customer accounts. The settlement process across the industry was more orderly at September 30, 2003. Noninterest-bearing deposits were $16.4 billion at September 30, 2003, compared with $13.3 billion at December 31, 2002. Interest-bearing deposits were $42.6 billion at September 30, 2003, compared with $42.1 billion at December 31, 2002.

WORLD TRADE CENTER DISASTER UPDATE

     During the first nine months of 2003, the Company incurred $34 million in expenses associated with interim space, business interruption, and the restoration of facilities, which was offset by an insurance recovery.

     The Company is actively engaged in subletting its interim operating facilities. Through September 30, 2003, the Company had terminated or sublet 1,000,000 square feet and had 300,000 square feet remaining to sublet. The Company has recorded a liability for its sublease loss as of September 30, 2003 of $173 million. At September 30, 2003, the Company had reserved for approximately 57% of the future costs associated with the subleases. The Company expects the remainder of the costs to be covered by income from subletting these properties.

     The financial statement impact of the WTC disaster is shown in the table below:
      (In millions)                           2003
                                              ----
      WTC Expenses                           $  34
      Insurance Recovery                        34
                                             -----
      Pre-tax Impact                         $   -
                                             =====

      Cumulative Insurance Recovery          $ 678
      Cumulative Cash Advances from
       Insurance Companies                    (600)
                                             -----
      Receivable from Insurance Companies
       at September 30, 2003                 $  78
                                             =====

     Future cash advances will largely relate to business interruption costs. The Company expects to record modest additional insurance recoveries in 2003 and 2004 above the current $678 million as it completes the move of its data centers from interim locations to final locations.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting and Reporting Policies" in the Company's 2002 Annual Report on Form 10-K. Three of the Company's more critical accounting policies are those related to the allowance for credit losses, to the valuation of derivatives and securities where quoted market prices are not available, and goodwill and other intangibles.


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

     One key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At September 30, 2003, the unallocated allowance was 13% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $41 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $57 million, while if each pass credit were rated one grade worse, the allowance would have increased by $71 million.

     For non pass rated credits, if the loss given default were 10% worse, the allowance would have increased by $43 million, while if the loss given default were 10% better, the allowance would have decreased by $54 million.

     For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $20 million, respectively.

Valuation of Derivatives and Securities Where Quoted Market Prices Are Not
--------------------------------------------------------------------------
 Available
 ----------

When quoted market prices are not available for derivatives and securities values, such values are determined at fair value, which is defined as the value at which positions could be closed out or sold in a transaction with a willing counterparty over a period of time consistent with the Company's trading or investment strategy. Fair value for these instruments is determined based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Financial models use as their basis independently sourced market parameters including, for example, interest rate yield curves, option volatilities, and currency rates. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by external parties. The Company's valuation process takes into consideration factors such as counterparty credit quality, liquidity and concentration concerns. The Company applies judgement in the application of these factors. In addition, the Company must apply judgment when no external parameters exist. Finally, other factors can affect the Company's estimate of fair value including sharp market dislocations, incorrect model assumptions, and unexpected correlations.

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in the footnote 1 "Summary of Significant Accounting and Reporting Policies" in the Company's 2002 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at September 30, 2003, approximately $2.8 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $69 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,156 million at September 30, 2003) and indefinite-lived intangible assets ($370 million at September 30, 2003) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the acquired assets fair value. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

     Other identifiable intangible assets ($446 million at September 30, 2003) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite lived intangibles or other intangibles which require amortization. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.0 billion of goodwill and intangible assets at September 30, 2003. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $200 million.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $14.9 billion and $13.8 billion on an average basis for the first nine months of 2003 and 2002. Stable foreign deposits, primarily from the Company's European based securities servicing business, were $24.1 billion and $24.3 billion at September 30, 2003 and 2002. Savings and other time deposits were $10.2 billion on a year-to-date average basis at September 30, 2003 compared to $9.7 billion at September 30, 2002. A significant reduction in the Company's securities businesses would reduce its access to foreign deposits.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a collateralized line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At September 30, 2003, the amount of dividends the Bank could pay to the Parent without prior regulatory approval and remain in compliance with federal bank regulatory requirements was $588 million. This dividend capacity would increase in the remainder of 2003 to the extent of net income, less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $382 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     The Parent has a line of credit with the Bank, which is subject to limits imposed by federal banking law. At September 30, 2003, the Parent could use the subsidiaries' liquid securities as collateral to allow it to borrow $39 million rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. The Parent had no borrowings from the Bank at September 30, 2003.

     For the quarter ended September 30, 2003, the Parent's quarterly average commercial paper borrowings were $74 million compared with $88 million in 2002. At September 30, 2003, the Parent had cash of $479 million compared with cash of $691 million at June 30, 2003 and $398 million at December 31, 2002. Net of commercial paper outstanding, the Parent's cash position at September 30, 2003 was up $132 million compared with December 31, 2002.

     The Parent has back-up lines of credit of $275 million at financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at September 30, 2003 and September 30, 2002.

     The Parent also has the ability to access the capital markets. At October 31, 2003, the Parent had a shelf registration statement with a capacity of $782 million of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of October 31, 2003 were as follows:


                                                       The Bank of
            Parent         Parent      Parent Senior   New York
            Commercial  Subordinated     Long-Term     Long-Term
            Paper       Long-Term Debt     Debt        Deposits     Outlook
            ----------  -------------- -------------  ------------  -------
Standard &
 Poor's        A-1           A              A+             AA-       Stable

Moody's        P-1           A1             Aa3            Aa2       Stable

Fitch          F1+           A+             AA-            AA        Stable

     In the third quarter of 2003, Moody's changed the Company's outlook from negative to stable.

     The Parent's major uses of funds are payment of principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

     The Parent has approximately $410 million of long-term debt that becomes due in 2003 subsequent to September 30, 2003 and $300 million of long-term debt that is due in 2004. In addition, at September 30, 2003, the Parent has the option to call $95 million of subordinated debt in 2003 and $175 million in 2004, which it will call and refinance if market conditions are favorable. In the third quarter and first nine months of 2003, the Company redeemed $175 million and $730 million of debt. In October 2003, the Company called for redemption $95 million of subordinated debt. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at September 30, 2003 and 2002 was 101.96% and 99.31%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Earnings and other operating activities provided $1.0 billion in cash flows through September 30, 2003, compared with $1.6 billion provided by operating activities through September 30, 2002. The sources of cash flows from operations in 2003 and 2002 were principally the result of net income.

     In the first nine months of 2003, cash used by investing activities was $7.4 billion as compared to cash provided by investing activities in the first nine months of 2002 of $0.7 billion. In the first nine months of 2003 and 2002, cash was used to increase the Company's investment securities portfolio, which is part of an ongoing strategy to shift the Company's asset mix from loans towards highly rated investment securities and short-term liquid assets. In addition, there was a significant increase in federal funds sold, securities purchased under resale agreements and acquisitions. In 2002, the increase in securities was offset by reductions in interest bearing deposits in banks and federal funds sold and securities purchased under resale agreements.

     In the first nine months of 2003, cash provided by financing activities was $5.4 billion as compared to cash used by financing activities in the first nine months of 2002 of $1.7 billion. Sources of funds in 2003 include deposits, payables to customers and broker-dealers and the issuance of long-term debt and common stock. In 2002 the major use of cash was repayment of other borrowed funds.

CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and The Bank of New York ("the Bank"), in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must, among other things, qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of September 30, 2003 and 2002, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets). If a bank holding company or bank fails to qualify as "adequately capitalized", regulatory sanctions and limitations are imposed. The Company's and the Bank's capital ratios are as follows:


                  September 30, 2003     September 30, 2002
                ---------------------  ---------------------               Well       Adequately
                                                              Company   Capitalized   Capitalized
                   Company     Bank       Company     Bank    Targets   Guidelines    Guidelines
                   -------     ----       -------    ------   -------   -----------   -----------
Tier 1*              7.08%     7.19%       7.70%     7.64%     7.75%        6%            4%
Total Capital**     11.18     11.45       11.73     11.80     11.75        10             8
Leverage             5.64      5.71        6.77      6.70      6.50         5            3-5
Tangible Common
  Equity             4.66      5.43        5.38      6.07    5.25-6.00    N.A.           N.A.

* Tier 1 capital consists, generally, of common equity and certain qualifying preferred stock, less goodwill.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.


     The Company's regulatory Tier 1 capital and Total capital ratios were 7.08% and 11.18% at September 30, 2003, compared with 6.83% and 11.07% at June 30, 2003, and 7.70% and 11.73% at September 30, 2002. The regulatory leverage ratio was 5.64% at September 30, 2003, compared with 5.85% at June 30, 2003, and 6.77% at September 30, 2002. The Company's tangible common equity as a percentage of total assets was 4.66% at September 30, 2003, compared with 4.33% at June 30, 2003, and 5.38% at September 30, 2002. The improvement in the Company's capital ratios versus June 30, 2003 reflects the retention of equity during the quarter as well as the decrease in balance sheet assets. The Company's capital ratios at September 30, 2003 and June 30, 2003 reflect the increased size of the balance sheet as well as an additional $1.3 billion of intangible assets (which are deducted from regulatory capital) related to Pershing. The Company remains well capitalized. Historically, the balances in certain customer accounts at the Company tend to increase at period end compared to daily average balances in those accounts, resulting in distortions in the Company's period-end balance sheets. To minimize these distortions, the Company plans to enter into agreements with certain customers to manage the level of excess balances. In addition, the Company is active in addressing industry settlement issues. The Company expects its capital ratios to return to their targeted ranges.

     See Accounting Changes and New Accounting Pronouncements in the Notes to Consolidated Financial Statements for discussion of possible change in capital treatment of trust preferred securities.

The following table presents the components of the Company's risk-based capital at September 30, 2003 and 2002:

(in millions)                                     2003                2002
                                                  ----                ----

Common Stock                                    $8,223              $6,633
Preferred Stock                                      -                   -
Preferred Trust Securities                       1,150               1,100
Adjustments: Intangibles                        (3,967)             (2,396)
             Securities Valuation Allowance       (161)               (176)
             Merchant Banking Investments           (5)                 (2)
                                                ------              ------
Tier 1 Capital                                   5,240               5,159
                                                ------              ------
Qualifying Unrealized Equity Security Gains          -                   -
Qualifying Subordinated Debt                     2,239               2,053
Qualifying Allowance for Loan Losses               797                 650
                                                ------              ------
Tier 2 Capital                                   3,036               2,703
                                                ------              ------
Total Risk-based Capital                        $8,276              $7,862
                                                ======              ======

Risk-Adjusted Assets                           $74,013             $67,016
                                               =======             =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 2003 and September 30, 2002 are as follows:

                                                                 2003
                               September 30, 2003              Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 74,988   $  122    $    -     $    -    $   41
  Swaps                     174,255    1,737       421      1,668       341
  Written Options           136,286        -     1,465          -     1,314
  Purchased Options          61,330      228         -        205         -
Foreign Exchange Contracts:
  Swaps                       2,973        -         -          -         -
  Written Options            11,939        -        73          -        71
  Purchased Options          15,173       57         -         44         -
  Commitments to Purchase
  and Sell Foreign Exchange  59,797      553       621        342       392
Debt Securities                   -    4,164       257      4,345       162
Credit Derivatives            1,692        5         4          5         7
Equity Derivatives              102       23         8          9         7
                                      ------    ------     ------    ------
Total Trading Account                 $6,889    $2,849     $6,618    $2,335
                                      ======    ======     ======    ======


                                                                 2002
                               September 30, 2002               Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 31,141   $   91    $    -     $  115    $    -
  Swaps                     149,431    1,847       612      2,981     1,281
  Written Options           125,020        -     1,662          -     1,371
  Purchased Options          48,881      272         -        329         -
Foreign Exchange Contracts:
  Swaps                       1,891        -         -          -         -
  Written Options            14,287        -       104          -       141
  Purchased Options          17,145       84         -         87         -
  Commitments to Purchase
  and Sell Foreign Exchange  60,121      441       471        731       743
Debt Securities                   -    6,653       197      6,822       154
Credit Derivatives            1,943       23         8         14        11
Equity Derivatives                -       17         -         17         1
                                      ------    ------    -------    ------
Total Trading Account                 $9,428    $3,054    $11,096    $3,702
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


     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(In millions)                  3rd Quarter 2003                Year-to-Date 2003
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   9/30/03
                      --------   --------   --------     -------   -------   -------   -------
Interest rate           $7.2       $1.9      $13.8         $6.1      $1.9     $13.8      $1.9
Foreign Exchange         0.9        0.6        1.4          0.8       0.5       1.9       1.0
Equity                   0.4        0.1        1.0          0.2         -       1.0       0.6
Credit Derivatives       2.2        2.1        2.3          2.0       1.4       2.8       2.1
Diversification         (1.8)        NM         NM         (1.6)       NM        NM      (0.5)
Overall Portfolio        8.9        5.1       14.7          7.5       3.4      14.7       5.1


(In millions)                  3rd Quarter 2002                Year-to-Date 2002
                      ------------------------------     -------------------------------------
                      Average    Minimum    Maximum      Average   Minimum   Maximum   9/30/02
                      --------   --------   --------     -------   -------   -------   -------
Interest rate           $4.1       $2.6       $5.8         $4.7      $2.6      $9.2      $4.1
Foreign Exchange         1.1        0.6        2.5          1.2       0.6       3.8       0.9
Equity                   0.1          -        0.9            -         -       1.1         -
Credit Derivatives         -          -          -            -         -         -         -
Diversification         (1.4)        NM         NM         (1.7)       NM        NM      (1.2)
Overall Portfolio        3.9        2.5        5.7          4.2       2.5       8.3       3.8


NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


     During the first nine months of 2003, interest rate risk generated approximately 67% of average VAR, credit derivatives generated 22% of average VAR, foreign exchange accounted for 9% of average VAR, and equity generated 2% of average VAR. During the third quarter and first nine months of 2003, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.


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

(Dollars in millions)                   September 30, 2003
                                            $         %
                                          ----      ----
     +200 bp Ramp vs. Stable Rate        $ (17)    (1.04)%
     +100 bp Ramp vs. Stable Rate            -         -
      -25 bp Shock vs. Stable Rate         (11)    (0.67)


     These scenarios do not include the strategies that management could employ to limit the impact as interest rate expectations change. The Company's interest rate positioning continues to be relatively neutral to changes in interest rates in either direction with Pershing not having a material impact.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. For example, based on the level of interest rates at September 30, 2003, the Company does not believe it would be able to reduce rates on all its deposit products if there are further declines in interest rates. In addition, if interest rates rise, the Company's portfolio of mortgage related assets would have reduced returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

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


STATISTICAL INFORMATION

                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                             For the three months              For the three months
                                          ended September 30, 2003          ended September 30, 2002
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 7,085       $  38       2.12%    $ 4,029       $  28       2.76%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       9,200          22       0.96       2,736          11       1.64
Margin Loans                             5,419          31       2.25         434           3       2.84
Loans
 Domestic Offices                       21,409         208       3.86      18,954         237       4.92
 Foreign Offices                        10,571          76       2.85      14,360         122       3.40
                                       -------       -----                -------       -----
   Total Loans                          31,980         284       3.52      33,314         359       4.26
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               313           2       3.00         521           7       5.14
 U.S. Government Agency Obligations      3,464          30       3.44       3,741          47       5.07
 Obligations of States and
  Political Subdivisions                   311           6       7.17         504           8       6.55
 Other Securities                       16,516         144       3.49      12,032         139       4.63
 Trading Securities                      4,357          27       2.47       6,792          58       3.38
                                       -------       -----                -------       -----
   Total Securities                     24,961         209       3.35      23,590         259       4.39
                                       -------       -----                -------       -----
Total Interest-Earning Assets           78,645         584       2.94%     64,103         660       4.09%
                                                     -----                              -----
Allowance for Credit Losses               (822)                              (616)
Cash and Due from Banks                  2,914                              2,601
Other Assets                            16,416                             12,722
                                       -------                            -------
   TOTAL ASSETS                        $97,153                            $78,810
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 7,657       $  13       0.67%    $ 6,661       $  22       1.32%
 Savings                                 9,281          17       0.72       8,144          22       1.07
 Certificates of Deposit
  $100,000 & Over                        3,840          14       1.47       3,322          18       2.14
 Other Time Deposits                     1,183           4       1.49       1,475           8       2.17
 Foreign Offices                        24,452          65       1.06      23,234          95       1.63
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       46,413         113       0.97      42,836         165       1.53
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              1,687           3       0.68       2,040           8       1.51
Other Borrowed Funds                     2,464           6       1.00       1,155           7       2.25
Payables to Customers and Broker-Dealers 5,407          10       0.72         145           1       1.47
Long-Term Debt                           6,310          36       2.27       5,467          50       3.59
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    62,281         168       1.07%     51,643         231       1.77%
                                                     -----                              -----
Noninterest-Bearing Deposits            13,266                             10,792
Other Liabilities                       13,555                              9,760
Common Shareholders' Equity              8,051                              6,615
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $97,153                            $78,810
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 416       1.87%                  $ 429       2.32%
                                                     =====       ====                   =====       ====
Net Yield on Interest-Earning Assets                             2.10%                              2.66%
                                                                 ====                               ====


                             THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the nine months               For the nine months
                                         ended September 30, 2003           ended September 30, 2002
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $ 6,381       $ 109       2.28%    $ 4,992       $ 106       2.85%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       7,394          61       1.11       2,957          38       1.70
Margin Loans                             3,133          54       2.33         446           9       2.66
Loans
 Domestic Offices                       20,124         642       4.27      18,824         716       5.09
 Foreign Offices                        11,799         262       2.97      15,361         392       3.41
                                       -------       -----                -------       -----
   Total Loans                          31,923         904       3.79      34,185       1,108       4.34
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               282           8       3.55         663          26       5.31
 U.S. Government Agency Obligations      3,246          93       3.82       3,299         134       5.43
 Obligations of States and
  Political Subdivisions                   348          19       7.10         550          27       6.57
 Other Securities                       15,234         421       3.69      10,235         370       4.82
 Trading Securities                      4,802         103       2.88       7,882         199       3.38
                                       -------       -----                -------       -----
   Total Securities                     23,912         644       3.59      22,629         756       4.46
                                       -------       -----                -------       -----
Total Interest-Earning Assets           72,743       1,772       3.26%     65,209       2,017       4.14%
                                                     -----                              -----
Allowance for Credit Losses               (826)                              (616)
Cash and Due from Banks                  2,825                              2,656
Other Assets                            14,837                             12,117
                                       -------                            -------
   TOTAL ASSETS                        $89,579                            $79,366
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 7,493       $  48       0.86%    $ 6,661       $  66       1.33%
 Savings                                 8,971          54       0.81       8,124          70       1.15
 Certificates of Deposit
  $100,000 & Over                        4,402          54       1.62       1,701          30       2.35
 Other Time Deposits                     1,268          16       1.62       1,548          27       2.32
 Foreign Offices                        24,051         225       1.25      24,283         291       1.60
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       46,185         397       1.15      42,317         484       1.53
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              1,470          10       0.90       2,148          24       1.48
Other Borrowed Funds                     1,510          13       1.17       3,286          60       2.43
Payables to Customers and Broker-Dealers 3,160          19       0.79         179           1       1.07
Long-Term Debt                           6,077         116       2.54       5,316         159       3.96
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    58,402         555       1.27%     53,246         728       1.83%
                                                     -----                              -----
Noninterest-Bearing Deposits            12,341                             10,394
Other Liabilities                       11,370                              9,321
Common Shareholders' Equity              7,466                              6,405
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $89,579                            $79,366
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                           $1,217       1.99%                 $1,289       2.31%
                                                    ======       ====                  ======       ====
Net Yield on Interest-Earning Assets                             2.24%                              2.65%
                                                                 ====                               ====

FORWARD LOOKING STATEMENTS

The information presented with respect to, among other things, earnings outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, the Company's plans, objectives and strategies for reallocating assets and moving further into fee-based businesses, and future loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

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

     Forward looking statements, including the Company's discussions and projections of future results of operations and discussions of future plans contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q, are based on management's current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements could be affected by a number of factors that the Company is necessarily unable to predict with accuracy, including disruptions in general economic activity, the economic and other effects of the WTC disaster and subsequent U.S. military actions, lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, the ability to satisfy customer requirements, investor sentiment, variations in management projections, methodologies used by management to evaluate risk or market forecasts and the actions that management could take in response to these changes, management's ability to achieve efficiency goals and set adequate reserve levels for contingent liabilities, changes in customer credit quality, future changes in interest rates, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, domestic and foreign legislation, regulation and investigation, competition, credit, market and operating risk, and loan demand, as well as the pace of recovery of the domestic economy, market demand for the Company's products and services and future global political, economic, business, market, competitive and regulatory conditions. This is not an exhaustive list and as a result of variations in any of these factors actual results may differ materially from any forward looking statements.

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


WEBSITE INFORMATION

The Company makes available, on its website: www.bankofny.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the Company's earnings releases and management conference calls and presentations are available through the website.

                      THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Balance Sheets
               (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                           September 30,      December 31,
                                                              2003                2002
                                                              ----                ----

Assets
------
Cash and Due from Banks                                    $ 3,730             $ 4,748
Interest-Bearing Deposits in Banks                           5,321               5,104
Securities
  Held-to-Maturity (fair value of $268 in 2003
  and $952 in 2002)                                            270                 954
  Available-for-Sale                                        22,592              17,346
                                                           -------             -------
    Total Securities                                        22,862              18,300
Trading Assets at Fair Value                                 6,889               7,309
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                    6,683               1,385
Loans (less allowance for credit losses of $817 in 2003
  and $831 in 2002)                                         36,723              30,508
Premises and Equipment                                       1,088                 975
Due from Customers on Acceptances                              233                 351
Accrued Interest Receivable                                    279                 204
Goodwill                                                     3,156               2,497
Intangible Assets                                              816                  78
Other Assets                                                 7,413               6,105
                                                           -------             -------
     Total Assets                                          $95,193             $77,564
                                                           =======             =======
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $16,385             $13,301
 Interest-Bearing
   Domestic Offices                                         19,874              19,997
   Foreign Offices                                          22,684              22,089
                                                           -------             -------
     Total Deposits                                         58,943              55,387
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                             959                 636
Trading Liabilities                                          2,849               2,800
Payables to Customers and Broker-Dealers                    10,170                 870
Other Borrowed Funds                                           987                 475
Acceptances Outstanding                                        235                 352
Accrued Taxes and Other Expenses                             4,099               4,066
Accrued Interest Payable                                       125                 101
Other Liabilities                                            2,305                 753
Long-Term Debt                                               6,298               5,440
                                                           -------             -------
     Total Liabilities                                      86,970              70,880
                                                           -------             -------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 3,000 shares
  in 2003 and in 2002                                            -                   -
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,039,086,738 shares in 2003 and
  993,697,297 shares in 2002                                 7,793               7,453
 Additional Capital                                          1,594                 847
 Retained Earnings                                           5,168               4,736
 Accumulated Other Comprehensive Income                        105                 134
                                                           -------             -------
                                                            14,660              13,170
 Less: Treasury Stock (265,248,941 shares in 2003
        and 267,240,854 shares in 2002), at cost             6,434               6,483
       Loan to ESOP (485,533 shares in 2003
        and in 2002), at cost                                    3                   3
                                                           -------             -------
     Total Shareholders' Equity                              8,223               6,684
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $95,193             $77,564
                                                           =======             =======
----------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

                      THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Income
                   (In millions, except per share amounts)
                                 (Unaudited)
                                                               For the three        For the nine
                                                                months ended        months ended
                                                                September 30,       September 30,
                                                              2003       2002       2003    2002
                                                              ----       ----       ----    ----

Interest Income
---------------
Loans                                                       $  284      $ 359      $ 904  $1,108
Margin loans                                                    31          3         54       9
Securities
  Taxable                                                      162        175        477     474
  Exempt from Federal Income Taxes                              11         15         37      47
                                                            ------      -----     ------  ------
                                                               173        190        514     521
Deposits in Banks                                               38         28        109     106
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       22         11         61      38
Trading Assets                                                  27         58        103     199
                                                            ------      -----     ------  ------
    Total Interest Income                                      575        649      1,745   1,981
                                                            ------      -----     ------  ------
Interest Expense
----------------
Deposits                                                       113        165        397     484
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                    3          8         10      24
Other Borrowed Funds                                             6          7         13      60
Customer Payables                                               10          1         19       1
Long-Term Debt                                                  36         50        116     159
                                                            ------      -----     ------  ------
    Total Interest Expense                                     168        231        555     728
                                                            ------      -----     ------  ------
Net Interest Income                                            407        418      1,190   1,253
-------------------
Provision for Credit Losses                                     40        225        120     295
                                                            ------      -----     ------  ------
Net Interest Income After Provision
  for Credit Losses                                            367        193      1,070     958
                                                            ------      -----     ------  ------
Noninterest Income
------------------
Servicing Fees
 Securities                                                    657        480      1,728   1,411
 Global Payment Services                                        80         74        238     220
                                                            ------      -----     ------  ------
                                                               737        554      1,966   1,631
Private Client Services and Asset Management Fees               97         85        281     256
Service Charges and Fees                                        89         90        278     264
Foreign Exchange and Other Trading Activities                   92         49        246     183
Securities Gains                                                 9       (188)        26    (131)
Other                                                           39         46        107     106
                                                            ------      -----     ------  ------
    Total Noninterest Income                                 1,063        636      2,904   2,309
                                                            ------      -----     ------  ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 533        397      1,454   1,202
Net Occupancy                                                   69         76        192     175
Furniture and Equipment                                         50         32        134     101
Other                                                          364        201        853     573
Merger and Integration Costs                                    23          -         48       -
                                                            ------      -----     ------  ------
    Total Noninterest Expense                                1,039        706      2,681   2,051
                                                            ------      -----     ------  ------
Income Before Income Taxes                                     391        123      1,293   1,216
Income Taxes                                                   131         44        443     414
                                                            ------      -----     ------  ------
Net Income                                                  $  260      $  79     $  850  $  802
----------                                                  ======      =====     ======  ======
Per Common Share Data:
----------------------
   Basic Earnings                                            $0.34      $0.11      $1.14   $1.11
   Diluted Earnings                                           0.34       0.11       1.13    1.10
   Cash Dividends Paid                                        0.19       0.19       0.57    0.57
Diluted Shares Outstanding                                     774        727        753     729
-------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                       THE BANK OF NEW YORK COMPANY, INC.
           Consolidated Statement of Changes in Shareholders' Equity
                  For the nine months ended September 30, 2003
                                   (In millions)
                                    (Unaudited)

Common Stock
Balance, January 1                                                        $ 7,453
  Issuance of Common Stock related to Pershing                                300
  Issuances in Connection with Employee Benefit Plans                          40
                                                                          -------

Balance, September 30                                                       7,793
                                                                          -------

Additional Capital
Balance, January 1                                                            847
  Issuance of Common Stock related to Pershing                                696
  Issuances in Connection with Employee Benefit Plans                          51
                                                                          -------

Balance, September 30                                                       1,594
                                                                          -------

Retained Earnings
Balance, January 1                                                          4,736
  Net Income                                                       $ 850      850
  Cash Dividends on Common Stock                                             (418)
                                                                          -------

Balance, September 30                                                       5,168
                                                                          -------

Accumulated Other Comprehensive Income

    Securities Valuation Allowance
    Balance, January 1                                                        155
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of ($43) Million                                (55)     (55)
      Reclassification Adjustment, Net of Taxes of $22 Million        29       29
                                                                          -------

Balance, September 30                                                         129
                                                                          -------

    Foreign Currency Items
    Balance, January 1                                                        (47)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(7) Million                                  (4)      (4)
                                                                          -------

Balance, September 30                                                         (51)
                                                                          -------

    Unrealized Derivative Gains
    Balance, January 1                                                         26
      Net Unrealized Derivative Gains on Cash Flow Hedges,
        Net of Taxes of $- Million                                     1        1
                                                                   ------  ------

    Balance, September 30                                                      27
                                                                           ------

Total Comprehensive Income                                         $ 821
                                                                   ======
Less Treasury Stock
Balance, January 1                                                          6,483
  Issued                                                                      (66)
  Acquired                                                                     17
                                                                          -------

Balance, September 30                                                       6,434
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              3
                                                                          -------

Balance, September 30                                                           3
                                                                          -------

Total Shareholders' Equity, September 30                                  $ 8,223
                                                                          =======

------------------------------------------------------------------------------------------
Comprehensive Income for the three months ended September 30, 2003 and 2002 was $207 million and
$170 million.
Comprehensive Income for the nine months ended September 30, 2003 and 2002 was $821 million and
$845 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                           For the nine months
                                                           ended September 30,

                                                             2003       2002
                                                             ----       ----
Operating Activities
Net Income                                                 $  850     $  802
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Losses on Loans and Other Real Estate         120        295
  Depreciation and Amortization                               307        147
  Deferred Income Taxes                                       314        195
  Securities Gains                                            (26)       131
  Change in Trading Activities                                501       (295)
  Change in Accruals and Other, Net                        (1,086)       333
                                                           ------     ------
Net Cash Provided by Operating Activities                     980      1,608
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks                  (16)     2,537
Change in Margin Loans                                       (734)        45
Purchases of Securities Held-to-Maturity                        -        (60)
Paydowns of Securities Held-to-Maturity                       670        107
Maturities of Securities Held-to-Maturity                      10         18
Purchases of Securities Available-for-Sale                (22,408)   (15,433)
Sales of Securities Available-for-Sale                      5,047      4,471
Paydowns of Securities Available-for-Sale                   7,406      2,182
Maturities of Securities Available-for-Sale                 4,642      3,632
Net Principal Received (Disbursed) on Loans to Customers     (434)     1,370
Sales of Loans and Other Real Estate                          542        244
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                        (1,100)     2,385
Purchases of Premises and Equipment                           (98)      (165)
Acquisitions, Net of Cash Acquired                         (1,773)      (348)
Proceeds from the Sale of Premises and Equipment                7          1
Other, Net                                                    826       (267)
                                                           ------     ------
Net Cash (Used) Provided by Investing Activities           (7,413)       719
                                                           ------     ------
Financing Activities
Change in Deposits                                          2,961        417
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           (310)      (500)
Change in Payables to Customers and Broker-Dealers          1,689       (220)
Change in Other Borrowed Funds                               (530)    (1,195)
Proceeds from the Issuance of Long-Term Debt                1,915      1,325
Repayments of Long-Term Debt                               (1,029)    (1,005)
Issuance of Common Stock                                    1,153        163
Treasury Stock Acquired                                       (17)      (280)
Cash Dividends Paid                                          (418)      (412)
                                                           ------     ------
Net Cash Provided (Used) by Financing Activities            5,414     (1,707)
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                         1        (89)
                                                           ------     ------
Change in Cash and Due From Banks                          (1,018)       531
Cash and Due from Banks at Beginning of Period              4,748      3,222
                                                           ------     ------
Cash and Due from Banks at End of Period                   $3,730     $3,753
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $  531     $  702
    Income Taxes                                              386        222
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         -          1

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

     On January 1, 2003, the Company adopted the fair value method of accounting for its options under SFAS 123 as amended by SFAS 148 "Accounting for Stock-Based Compensation- Transition and Disclosure". SFAS 148 permits three different methods of adopting fair value: (1) the prospective method,
(2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after January 1, 2003 are expensed while all options granted prior to January 1, 2003 are accounted for under APB 25 using the intrinsic value method. Consistent with industry practice, the Company elected the prospective method of adopting fair value accounting.

     For the nine months ended September 30, 2003, approximately 18 million options were granted. In the first nine months of 2003, the Company recorded $19 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(In millions,                                3rd Quarter         Year-to-date
 except per share amounts)                  2003    2002        2003     2002
                                           -----   -----        ----     ----
Reported net income                         $260    $ 79        $850     $802
Stock based employee compensation costs,
 using prospective method, net of tax          6       -          13        -
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                  (22)    (24)        (62)     (64)
                                            ----    ----        ----     ----
Pro forma net income                        $244    $ 55        $801     $738
                                            ====    ====        ====     ====

Reported diluted earnings per share        $0.34   $0.11       $1.13    $1.10
Impact on diluted earnings per share       (0.02)  (0.03)      (0.05)   (0.08)
                                           -----   -----       -----    -----
Pro forma diluted earnings per share       $0.32   $0.08       $1.08    $1.02
                                           =====   =====       =====    =====

     The fair value of options granted in 2003 and 2002 were estimated at the grant date using the following weighted average assumptions:

                                   Third Quarter          Year to date
                                 2003        2002         2003     2002
                                 ----        ----         ----     ----
Dividend yield                   3.00%       3.00%        3.00%    3.00%
Expected volatility             33.92       30.40        32.79    29.78
Risk free interest rates         3.25        3.12         3.49     4.35
Expected options lives              5           5            5        5

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

     On October 1, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions." This standard eliminates specialized accounting guidance related to certain acquisitions. The adoption of this pronouncement did not have an impact on the Company's results of operations or financial condition.

     On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments. The adoption of SFAS 149 did not have an impact on the Company's results of operations or financial condition.

     On July 1, 2003, the Company adopted SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The provisions of this SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's results of operations or financial condition.

     On January 1, 2003, the Company adopted FASB Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in footnote 8. The adoption of FIN 45 did not have an impact on the Company's results of operations or financial condition.

     On February 1, 2003, the Company adopted FASB Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities". This interpretation requires a company that holds a variable interest in an entity to consolidate the entity if the company's interest in the variable interest entities (VIE) is such that the company will absorb a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003 and apply to previously established entities effective October 1, 2003.

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

     FIN 46 has also raised questions about whether variable interest entities similar to the trusts used to issue trust preferred securities should be treated as a consolidated subsidiary. The Company has $1,150 million of trust preferred securities outstanding. Traditionally, issuer trusts used for issuing trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for "Tier 1" regulatory capital treatment by bank holding companies under Federal Reserve Board rules and regulations. Accordingly, the Company has consolidated its existing issuer trusts in preparing its consolidated financial statements in the past and its outstanding trust preferred securities have been treated as Tier 1 regulatory capital by the Company. This is consistent with the approach taken by similarly situated financial institutions. The industry is currently assessing, in dialogue with its independent accountants and regulators, whether or not the issuer trusts should continue to be consolidated. If the answer is no, the Company would be required to make certain adjustments to its financial statements during the fourth quarter of 2003 to reflect the deconsolidation. Moreover, if deconsolidation is required under FIN 46, then it is possible that the Federal Reserve Board may conclude that trust preferred securities should no longer be treated as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. In the event of a disallowance, there would be a reduction in the Company's consolidated capital ratios. However, the Company believes that the Bank would remain "well capitalized" under Federal Reserve Board guidelines.

     Certain other prior year information has been reclassified to conform its presentation with the 2003 financial statements.

3.  Acquisitions and Dispositions
    -----------------------------

The Company continues to be an active acquirer of securities servicing and asset management businesses.

     During the third quarter of 2003, there were no businesses acquired. During the first nine months of 2003, 5 businesses were acquired for the total cost of $2,045 million, primarily paid in cash. The principal acquisition was Pershing. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to third quarter and first nine months of 2003 acquisition transactions was zero and $622 million, respectively. The tax deductible portion of goodwill for the third quarter and first nine months of 2003 is zero and $614 million. All of the goodwill was assigned to the Company's Servicing and Fiduciary Business segment. At September 30, 2003, the Company was liable for potential contingent payments related to acquisitions in the amount of $693 million. During the third quarter and first nine months of 2003, the Company paid zero and $26 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2003 acquisitions is not material to year to date 2003 net income.

2003
----

     On May 1, 2003, the Company acquired Credit Suisse First Boston's Pershing unit, headquartered in Jersey City, New Jersey. Pershing is a leading global provider of correspondent clearing services and outsourcing solutions for broker-dealers, asset managers and other financial intermediaries. Pershing had approximately 3,677 employees worldwide at 13 locations in the U.S., Europe and Asia on June 30, 2003. The Company paid a purchase price of $2 billion in cash, with the premium to book value of $1.3 billion, which may be adjusted upwards by $50 million if certain revenue targets are met in 2003.

     The Company financed the purchase price through settlement of its forward sale of 40 million common shares in exchange for approximately $1 billion.
The remainder of the purchase price was financed using long-term debt.

     The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141,"Business Combinations". The purchase price of $2 billion was allocated as follows: goodwill $0.6 billion, customer relationships $0.4 billion, trademarks $0.4 billion, and other tangible assets $0.6 billion. The results of Pershing are included in the accompanying statement of income for the period from May 1, 2003 through September 30, 2003.

     The Company expects the acquisition to be dilutive to its earnings by approximately $0.02 per share in 2003 (not including dilution in 2003 of approximately $0.07 per share from merger and integration charges associated with the acquisition), and accretive by $0.02 to $0.03 per share in 2004.

     In the second quarter 2003, the Company acquired Capital Resource Financial Services, LLC (CRFS), a Chicago-based provider of commission recapture, transition management and third-party services to plan sponsors and investment managers. This acquisition added new clients in execution services and improves market coverage in the Chicago area/Midwest. It was folded into BNY Brokerage, part of BNY Securities Group.

     In the second quarter 2003, the Company acquired the corporate trust business of INTRUST Bank, N.A., headquartered in Wichita, Kansas. The transaction involves the transfer of more than 300 bond trust and agency appointments for corporations and municipalities in Kansas and the surrounding states.

     Two other transactions announced in 2002 closed in early 2003. In January 2003, the Company acquired the back-office clearance and settlement capabilities of Tilney Investment Management through the acquisition of certain assets. This acquisition based in Liverpool, England, expanded the Company's United Kingdom correspondent clearing capability.

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

4.  Goodwill and Intangibles
    ------------------------

Goodwill by segment as of September 30, 2003 is as follows:

                    Servicing
                       and
                    Fiduciary   Corporate   Retail   Financial Consolidated
(In millions)       Businesses   Banking    Banking   Markets     Total
                    ----------  ---------   -------  --------- -----------
Balance as of
September 30, 2003   $3,016        $31       $109       $ -      $3,156
                     ======        ===       ====       ===      ======

     The Company's business segments are tested annually for goodwill impairment.

Intangible Assets
---------------------
                                                                  Weighted
                              Gross                    Net        Average
(In millions)                Carrying  Accumulated   Carrying   Amortization
                              Amount  Amortization    Amount   Period in Years
                             -------- ------------   --------  ---------------
Trade Names                    $370       $ -          $370    Indefinite Life
Other Intangible Assets         497       (51)          446          16

     The aggregate amortization expense of intangibles was $8 million and $0.4 million for the quarters ended September 30, 2003 and 2002, respectively. The aggregate amortization expense of intangibles was $18 million and $5 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization expense for the next five years is as follows:

                  For the Year Ended        Amortization
(In millions)        December 31,             Expense
                 ----------------------   ----------------
                         2003                   $27
                         2004                    33
                         2005                    33
                         2006                    33
                         2007                    33

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

     Transactions in the allowance for credit losses are summarized as follows:

                                           Nine months ended
                                             September 30,

(In millions)                            2003           2002
                                         ----           ----

Balance, Beginning of Period             $831           $616
  Charge-Offs                            (147)          (242)
  Recoveries                               13             12
                                         ----           ----
  Net Charge-Offs                        (134)          (230)
  Provision                               120            295
                                         ----           ----
Balance, End of Period                   $817           $681
                                         ====           ====

6.  Capital Transactions
    --------------------

     In connection with the acquisition of Pershing on May 1, 2003, the Company settled its forward sale of 40 million common shares in exchange for approximately $1 billion. The Company issued $54 million of subordinated debt in the third quarter of 2003 and $584 million for the first nine months of 2003. In April 2003, the Company sold $350 million of 5.95% trust preferred securities and called for redemption its $300 million 7.05% Series D Trust Preferred Securities. At October 31, 2003, the Company has a registration statement with a remaining capacity of approximately $782 million of debt, preferred stock, preferred trust securities, or common stock.

7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:

                                         Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
(In millions, except per share amounts)
                                             2003    2002         2003    2002
                                             ----    ----         ----    ----

Net Income (1)                               $260    $ 79         $850    $802
                                             ====    ====         ====    ====
Basic Weighted Average
 Shares Outstanding                           766     721          746     722
Shares Issuable on Exercise of
  Employee Stock Options                        8       6            7       7
                                             ----    ----         ----    ----
Diluted Weighted Average Shares Outstanding   774     727          753     729
                                             ====    ====         ====    ====

Basic Earnings Per Share:                   $0.34   $0.11        $1.14   $1.11
Diluted Earnings Per Share:                  0.34    0.11         1.13    1.10

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

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at September 30, 2003 and December 31, 2002 follows:

Off-Balance-Sheet Credit Risks
------------------------------

                                           September 30,     December 31,
In millions                                   2003               2002
-----------                                ------------      ------------
Lending Commitments                        $ 35,824           $ 40,330
Standby Letters of Credit, net                9,654              9,577
Commercial Letters of Credit                  1,050              1,052
Securities Lending Indemnifications         175,330            138,264
Standby Bond Purchase Agreements              1,507              2,587

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for credit losses allocated to undrawn commitments at September 30, 2003 and December 31, 2002 was $89 million and $117 million.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly rated counterparties. At September 30, 2003 and December 31, 2002, securities lending indemnifications were secured by collateral of $183.9 billion and $142.5 billion.

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

     Standby letters of credit principally support corporate obligations and include $0.8 billion and $0.5 billion that were collateralized with cash and securities on September 30, 2003 and December 31, 2002. At September 30, 2003, approximately $6.7 billion of the standbys will expire within one year, and the balance between one to five years. The allowance for credit losses allocated to letters of credit at September 30, 2003 and December 31, 2002 were $38 million and $40 million.

     At September 30, 2003, the notional amounts and credit exposures for the Company's credit derivatives swaps were $1,692 million and $4 million, compared to $1,818 million and $6 million at December 31, 2002.

Other
-----

     In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured leasing transactions prior to mid-1999 that the IRS has indicated it intends to challenge. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law and that it should prevail with respect to these challenges. However, a court or other judicial or administrative authority, if presented with the transactions, could disagree. The Company intends to defend its position vigorously in accordance with its view of the law controlling these investments. The IRS recently issued internal guidance reiterating its intent to challenge these transactions, but, at the same time, also indicated that it may consider settlement discussions with taxpayers. It is not known at this time whether the IRS would consider settling on terms that would be acceptable to the Company.

     The Company has also entered into two investments that produce synthetic fuel from coal byproducts. Section 29 of the Internal Revenue Code provides a tax credit for these types of transactions. Earlier this year, the IRS has publicly indicated that it planned to conduct independent research at several leading sponsors of these investments to verify that the chemical changes required to achieve the tax credit are in fact taking place. Both the Company's investments have an ongoing program for testing production in order to verify that the required chemical change occurs, and an independent testing laboratory provides documentation attesting to this result. In addition, both investments were reviewed by the IRS and were issued favorable private letter rulings as to the investments' qualification for Section 29 credit purposes. In October, however, the IRS announced that it had completed its review and concluded that the test procedures and results are scientifically valid if applied in a consistent and unbiased manner. As a result, the IRS will resume issuing private letter rulings on the same basis as the rulings issued in respect of the Company's investments. The Company believes its tax position is proper as it relates to these investments and that it should prevail if challenged.

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

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

Commission file number 1-6152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of October 31, 2003, The Bank of New York Company, Inc. had
773,582,157 shares of common stock ($7.50 par value) outstanding.

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


           Cross-reference                                    Page(s)
----------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of
            September 30, 2003 and December 31, 2002              45

           Consolidated Statements of Income for
            the three months and nine months
            ended September 30, 2003 and 2002                     46

           Consolidated Statement of Changes in
            Shareholders' Equity for the nine months
            Ended September 30, 2003                              47

           Consolidated Statement of Cash Flows for the
            nine months ended September 30, 2003 and 2002         48

           Notes to Consolidated Financial Statements        49 - 56

           Consolidated Average Balance Sheet
            and Net Interest Analysis                             41

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     2 - 44

Item 3     Quantitative and Qualitative Disclosures
            About Market Risk                                38 - 40

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     On May 20, 2003, the Appellate Division, First Department reversed the trial court's denial of the Company and the Bank's motion to dismiss the Complaint, and entered judgment dismissing the complaint as to the Company and the Bank. Plaintiffs have sought leave to appeal to the New York State Court of Appeals. On September 16, 2003, that request was denied.

     The Company does not expect that any of the foregoing civil actions will have a material impact on the Company's consolidated financial statements.

     On September 29, 2003, the Company announced that it had agreed to a settlement regarding GMAC's claims relating to the Company's 1999 sale to GMAC of BNY Financial Corporation, the Company's factoring and asset-based finance business. The settlement resolved claims between the parties with a payment of $110 million by the Company to GMAC. After accounting for a previously established reserve for this matter, the net impact of the settlement was approximately 6 cents per fully diluted share, recorded by the Company as a non-operating charge in the third quarter of 2003. The Bank of New York sold BNY Financial Corporation to GMAC for $1.8 billion in cash in 1999.

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

     The Company is broadly involved with the mutual fund industry, and various governmental and self-regulatory agencies have sought information from it in connection with investigations relating to that industry.

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

ITEM 2.  Changes in Securities and Use of Proceeds

     Shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

     (a) On June 16, 2003, 9,600 shares of common stock were issued to serving non-employee directors as part of their annual retainer.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 10 - Severance Agreement dated August 20, 2003.

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges for the Three Months and Nine Months Ended September 30, 2003 and 2002.

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

(b)  The Company filed the following reports on Form 8-K since
     June 30, 2003:

     On July 17, 2003, the Company filed a Form 8-K Current report (Item 5, 7 and 12), which report included unaudited interim financial information and accompanying discussion for the second quarter of 2003 contained in the Company's press release dated July 17, 2003.

     On October 22, 2003, the Company filed a Form 8-K Current report (Item 5, 7 and 12), which report included unaudited interim financial information and accompanying discussion for the third quarter of 2003 contained in the Company's press release dated October 22, 2003.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: November 12, 2003                By:  /s/ Thomas J. Mastro
                                       -------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

   10          Severance Agreement dated August 20, 2003.

   12          Ratio of Earnings to Fixed Charges for the
               Three Months and Nine Months Ended September 30, 2003 and 2002.

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