Form 10-K
period 2003-12-31
BANK OF NEW YORK CO INC
filed 2004-03-10
CIK 9626

THE BANK OF NEW YORK COMPANY, INC.

FINANCIAL REVIEW

SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)

	2003* Reported	2002 Reported	2001** Reported	2000 Reported	1999*** Reported

Revenue (tax equivalent basis)	$6,371	$5,805	$7,251	$7,576	$7,141
Net Interest Income	1,609	1,665	1,681	1,757	1,589
Noninterest Income	4,006	3,143	3,571	3,145	3,516
Provision for Credit Losses	155	685	375	105	135
Noninterest Expense	3,698	2,751	2,819	2,546	2,130
Net Income	1,157	902	1,343	1,429	1,739
Net Income Available to Common Shareholders	1,157	902	1,343	1,429	1,739
Return on Average Assets	1.27%	1.13%	1.64%	1.85%	2.60%
Return on Average Common Shareholders’ Equity	15.12	13.96	21.58	26.08	34.00
Common Dividend Payout Ratio	48.83	60.78	39.21	33.87	25.03
Efficiency Ratio	65.8	55.3	54.8	52.5	42.8
Per Common Share
Basic Earnings	$1.54	$1.25	$1.84	$1.95	$2.31
Diluted Earnings	1.52	1.24	1.81	1.92	2.27
Cash Dividends Paid	0.76	0.76	0.72	0.66	0.58
Market Value at Year-End	33.12	23.96	40.80	55.19	40.00
Averages
Securities	$24,531	$23,036	$18,559	$15,764	$7,545
Loans	35,623	34,305	38,770	39,262	38,881
Total Assets	91,314	79,655	81,700	77,241	66,777
Deposits	58,615	53,795	56,278	54,755	46,564
Long-Term Debt	6,103	5,338	4,609	4,384	3,793
Common Shareholders’ Equity	7,654	6,465	6,224	5,479	5,113
At Year-End
Allowance for Credit Losses as a Percent of Total Loans	2.28%	2.65%	1.72%	1.70%	1.58%
Allowance for Credit Losses as a Percent of Non-Margin Loans	2.72	2.68	1.75	1.71	1.59
Allowance for Loan Losses as a Percent of Total Loans	1.89	2.09	1.16	0.82	0.72
Allowance for Loan Losses as a Percent of Non-Margin Loans	2.26	2.12	1.18	0.83	0.72
Tier 1 Capital Ratio	7.44	7.58	8.11	8.60	7.51
Total Capital Ratio	11.49	11.96	11.57	12.92	11.67
Leverage Ratio	5.82	6.48	6.70	7.49	7.20
Common Equity to Assets Ratio	9.12	8.60	7.80	7.98	6.88
Total Equity to Assets Ratio	9.12	8.60	7.80	7.98	6.88
Common Shares Outstanding (In millions)	775.192	725.971	729.500	739.926	738.770
Employees	22,901	19,437	19,181	18,861	17,735
Assets Under Custody (In trillions)
Total Assets Under Custody	$8.3	$6.8	$6.9	$7.0	$6.3
Equity Securities	34%	26%	36%	42%	41%
Fixed Income Securities	66	74	64	58	59
Cross-Border Assets Under Custody	$2.3	$1.9	$1.9	$2.0	$1.8
Assets Under Administration (In billions)	32	28	33	36	30
Total Assets Under Management (In billions)	89	76	67	66	60
Equity Securities	34%	29%	36%	44%	50%
Fixed Income Securities	22	25	19	20	22
Alternative Investments	10	8	7	5	—
Liquid Assets	34	38	38	31	28

*	The 2003 reported results reflect $96 million of merger and integration costs associated with the Pershing acquisition as well as a $78 million expense related to the settlement of a claim by General Motors Acceptance Corporation (“GMAC”) related to the 1999 sale of BNY Financial Corporation (“BNYFC”).
**	The 2001 reported results reflect the estimated $242 million impact of the World Trade Center disaster, the related $175 million initial insurance recovery, see “World Trade Center Disaster”, and the $190 million special provision on the accelerated disposition of emerging telecommunications loans.
***	The 1999 reported results reflect the $1,020 million gain on the sale of BNYFC, as well as the $124 million liquidity charge related to the sale of loans.

All amounts in the above notes are pre-tax.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Introduction

The Bank of New York Company, Inc.’s (the “Company”) actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading “Forward Looking Statements and Factors That Could Affect Future Results.” When used in this report, the words “estimate,” “forecast,” “project,” “anticipate,” “expect,” “intend,” “believe,” “plan,” “goal,” “should,” “may,” “strategy,” and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

Overview

The Bank of New York Company, Inc. (NYSE: BK) is a global leader in securities servicing for investors, financial intermediaries and issuers. The Company plays an integral role in the infrastructure of the capital markets, servicing securities in more than 100 markets worldwide. The Company provides services based on leading technology for global corporations, financial institutions, asset managers, governments, non-profit organizations, and individuals. Its principal subsidiary, The Bank of New York, founded in 1784, is the oldest bank in the United States and has a distinguished history of serving clients around the world through its five primary businesses: Securities Servicing and Global Payment Services, Private Client Services and Asset Management, Corporate Banking, Global Market Services, and Retail Banking.

The Company has executed a consistent strategy over the past decade by focusing on highly scalable, fee-based securities servicing and fiduciary businesses, with top 3 market share in most of its major product lines. The Company distinguishes itself competitively by offering the broadest array of products and services around the investment lifecycle. These include: advisory and asset management services to support the investment decision; extensive trade execution, clearance and settlement capabilities; custody, securities lending, accounting and administrative services for investment portfolios; and sophisticated risk and performance measurement tools for analyzing portfolios. The Company also provides services for issuers of both equity and debt securities. By providing integrated solutions for clients’ needs, the Company strives to be the preferred partner in helping its clients succeed in the world’s rapidly evolving financial markets.

The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. The Company believes the extent to which it is able to invest in technology is a key long-term competitive advantage.

The Company also actively pursues strategic acquisitions to expand product offerings and increase market share in its scale businesses. The Company has made over 80 acquisitions since 1995, almost exclusively in its securities servicing and fiduciary businesses. The acquisition of Pershing in 2003 for $2 billion was the largest of these acquisitions.

As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited its slower growth traditional banking businesses over the past decade. The Company’s more significant actions include selling its credit card business in 1997 and its factoring business in 1999, and most recently, significantly reducing non-financial corporate credit exposures by 44% from December 31, 2000 to December 31, 2003. Capital generated by these actions has been reallocated to the Company’s higher growth businesses.

The Company’s business model is well positioned to benefit from a number of long-term secular trends. These include the growth of worldwide financial assets, globalization of investment activity, structural market changes, and increased outsourcing. These trends benefit the Company by driving higher levels of financial asset trading volume and other transactional activity, as well as higher asset price levels and growth in client assets, all factors by which the Company prices its services. In addition, international markets offer excellent growth opportunities.

In 2003, the market environment was mixed, with the equities markets weaker than expected but with the fixed income markets remaining strong. After reaching a low point in the first quarter of 2003, equity price levels and trading volumes began to rebound in the second quarter. However while equity prices continued to grow throughout the year, as evidenced by a 26% increase in the S&P 500 for 2003, trading levels declined slightly, and resulting full year combined share volumes for NYSE and NASDAQ were down 2.5%. Fixed income debt issuance in the private and public sectors, as well as trading volumes, were strong throughout 2003.

Given this environment, the Company’s equity-linked businesses did not meet expectations, while the fixed-income linked businesses met or exceeded expectations. For the investor services businesses, which service both fixed income and equity assets, the impact of the environment was relatively neutral. Broker-dealer services, which primarily services government securities, benefited from strong trading levels. Execution and clearing services was negatively impacted by the equity trading environment. In issuer services, corporate trust benefited from strong debt issuance, while depositary receipts continued to be negatively impacted by low levels of both foreign equity issuance and cross-border merger and acquisition activity. The Company’s asset management business was positively impacted by higher equity prices.

The Company’s business model was also unfavorably impacted by the low interest rate environment in 2003, which contributed to compression in the net yield on interest earning assets. The Company’s business lines generate a significant level of low or no cost deposits, which are invested at lower spreads when rates are low. In addition, the Company has been reducing its corporate loans as part of its strategy to improve its earning risk profile, which further reduces net interest income. The Company continued to take action to offset these factors, by growing its portfolio of very high quality investment securities and by aggressively repricing its funded debt.

The difficult equity market and low rate environment have made it challenging for the Company to achieve positive operating leverage (a rate of revenue growth in excess of the rate of expense growth), an integral component of its business model. Other factors adversely impacting operating leverage include increased expense for heightened business continuity requirements following the World Trade Center disaster (“WTC disaster”), rising insurance and medical costs, a lower level of credits from the Company’s over-funded pension plan and the implementation of stock option expensing. With the improving environment over the course of 2003, absorption of the aforementioned factors into the expense base and continued focus on expense control, the Company was able to achieve positive operating leverage on a sequential quarter basis for each of the last two quarters of 2003.

For 2004, the Company based its budget planning process on expectations for continued gradual improvement in the equity market environment, with asset price levels and trading volumes both growing, albeit at rates below the average expected growth rates for a full business cycle. The Company also expects continued strength in fixed income markets, driven by U.S. government, asset-backed, and municipal financing needs.

Summary of Results

The Company’s main strategic accomplishments in 2003 include the successful integration of the May 1, 2003 acquisition of Credit Suisse First Boston’s Pershing unit (“Pershing”), as well as a significant improvement in its credit risk profile. Other achievements include: continued strong results in winning new business and introducing new products; protecting long-term investment spending for technology, business continuity, quality and branding programs; and achieving positive operating leverage in the second half of 2003.

For the year 2003, the Company reported net income of $1,157 million or $1.52 per diluted share, compared with $902 million or $1.24 per diluted share in 2002 and $1,343 million or $1.81 per diluted share in 2001. On May 1, 2003, the Company acquired Pershing, a leading global provider of clearing services and outsourcing solutions for broker-dealers, asset managers and financial intermediaries. Results for 2003 include pre-tax merger and integration costs of $96 million, or 8 cents per share, related to the acquisition and integration of Pershing, and a 7 cents per share loss related to the settlement of claims related to the Company’s 1999 sale of BNY

Financial Corporation to the General Motors Acceptance Corporation (“GMAC”). Excluding these items, operating earnings were $1,266 million, or $1.67 per share, which includes a Pershing-related operating dilution of 2 cents per share.

In 2003, reported return on average common equity was 15.12% compared with 13.96% in 2002 and 21.58% in 2001, while reported return on average assets was 1.27% in 2003 compared with 1.13% in 2002 and 1.64% in 2001. On an operating basis, return on average common equity in 2003 was 16.55% while return on average assets was 1.39%.

Securities servicing fees in 2003 were $2,412 million, an increase of $516 million from $1,896 million in 2002, principally due to the Pershing acquisition and growth in investor and broker-dealer services. Global payment services fees increased 6% for the full year, which is attributable to improved multi-currency funds transfer product capabilities and new business wins. For the year 2003, private client services and asset management fees were up 12% reflecting higher equity price levels as well as strong growth at Ivy Asset Management, Inc. (“Ivy”). In addition, the year-over-year comparison also benefited from the full year impact of several 2002 acquisitions. Foreign exchange and other trading revenues were up 40% over 2002 resulting from increased client-driven foreign exchange, interest rate hedging activity, and the Pershing acquisition. Year-end assets under custody were $8.3 trillion, including $2.3 trillion of cross-border custody assets. Gains and losses on securities investments were a gain of $35 million in 2003, compared with a loss of $118 million in 2002 primarily reflecting a $210 million equity write-down in 2002. The provision for credit losses was $155 million down from $685 million in 2002, when the Company provided for problem exposures in the airline and telecom industries. Although expenses increased significantly due to the Pershing acquisition, stock option expensing, a lower pension credit, technology investment, and business continuity, the Company was able to attain positive leverage in the second half of the year.

In 2002, securities servicing fees were $1,896 million, a 7% increase compared with $1,775 million in 2001 reflecting acquisitions and the benefit of well-diversified businesses. Global payment services fees increased 2% for the full year, because of higher funds transfer volumes and increased multi-currency activity from existing clients, as well as the addition of new clients, which offset continued weakness in global trade services. For the year 2002, private client services and asset management fees were up 9% from the previous year, reflecting several acquisitions and core growth in alternative investments and retail investment products. Ivy’s assets under management increased 30% on a year-over-year basis. Foreign exchange and other trading revenues decreased 31% in 2002 due to a significant decrease in volatility in the currency markets and reduced client activity in the second half of 2002. Other trading was negatively impacted by a fall off in client interest rate hedging activities. Year-end assets under custody were $6.8 trillion, including $1.9 trillion of cross-border custody assets. Gains and losses on securities were a loss of $118 million in 2002, compared with a gain of $154 million in 2001 primarily reflecting impairment of equity securities.

In 2001, securities servicing fees were $1,775 million, compared with $1,681 in 2000. Areas leading the increase for the year included execution services, corporate trust, broker-dealer services, and global liquidity services. New business growth in cash management drove global payment services fees to $291 million reflecting continued success of CA$H-Register PlusR, the Company’s internet-based electronic banking service. Foreign exchange and other trading revenues were $338 million, reflecting a strong demand for interest rate risk management products driven by declining interest rates and higher volatility in 2001. Private client services and asset management fees were $314 million because strength in alternate investments and short-term money market product lines offset lower asset price levels.

In 2001, the WTC disaster resulted in a disruption of the markets, including payment and securities processing, which affected both the Company and other market participants. The Company estimates the WTC disaster reduced net interest income by $45 million and noninterest revenue by $29 million in 2001. Noninterest income also included an insurance recovery of $175 million in 2001. In addition, the Company recorded WTC disaster-related noninterest expenses of $168 million in 2001. These expenses primarily related to the repair of damaged facilities, overtime and other staff costs, replacement equipment, replacement furniture and fixtures, and costs associated with interim space.

Pershing

Supplemental Financial Information

For the year ended December 31, 2003, the Company has prepared information in four categories:

•	Reported results which are in accordance with Generally Accepted Accounting Principles (GAAP).

•	Core operating results which exclude the Pershing acquisition.

•	Pershing results which reflect the revenues and expenses since the May 1 acquisition of Pershing but excluding the merger and integration costs.

•	Other non-operating expenses including merger and integration costs related to the Pershing acquisition and the settlement with GMAC.

The Company believes that providing supplemental non-GAAP financial information is useful to investors in understanding the underlying operational performance of the Company and its businesses and performance trends and, therefore, facilitates comparisons with the performance of other financial service companies. Specifically, the Company believes that the exclusion of the merger and integration costs, and the settlement with GMAC, permits evaluation and a comparison of results for ongoing business operations, and it is on this basis that the Company’s management internally assesses performance. Although the Company believes that the non-GAAP financial measures presented in this report enhance investors’ understanding of the Company’s business and performance, these non-GAAP measures should not be considered an alternative to GAAP. The following is a reconciliation of the Company’s financial results for the year ended December 31, 2003:

THE BANK OF NEW YORK COMPANY, INC.

Supplemental Information

(In millions, except per share amounts)

(Unaudited)

	Income Statement Year ended December 31 SUPPLEMENTAL				GAAP
	Operating			Other(c)	2003 Reported Results	2002 Reported Results
	Core	Pershing(a)
Net Interest Income	$1,556	$53		$—	$1,609	$1,665
Provision for Credit Losses	155	—		—	155	685

Net Interest Income After Provision for Credit Losses	1,401	53		—	1,454	980

Noninterest Income
Servicing Fees
Securities	1,968	444		—	2,412	1,896
Global Payment Services	314	—		—	314	296

	2,282	444		—	2,726	2,192
Private Client Services and Asset Management Fees	384	—		—	384	344
Service Charges and Fees	373	2		—	375	357
Foreign Exchange and Other Trading Activities	292	35		—	327	234
Securities Gains	35	—		—	35	(118)
Other	147	12		—	159	134

Total Noninterest Income	3,513	493		—	4,006	3,143

Noninterest Expense
Salaries and Employee Benefits	1,765	237		—	2,002	1,581
Net Occupancy	228	33		—	261	230
Furniture and Equipment	144	41		—	185	138
Clearing	116	38		—	154	124
Sub-custodian Expenses	74	—		—	74	70
Software	144	26		—	170	115
Communications	81	11		—	92	65
Amortization of Intangibles	13	12		—	25	8
Merger and Integration Costs	—	—		96	96	—
Other	491	70		78	639	420

Total Noninterest Expense	3,056	468		174	3,698	2,751

Income Before Income Taxes	1,858	78		(174)	1,762	1,372
Income Taxes	637	33		(65)	605	470

Net Income	$1,221	$45		$(109)	$1,157	$902

Diluted Earnings Per Share	$1.69	$(0.02	)(b)	$(0.15)	$1.52	$1.24

Notes:

Reported results agree with the Company’s Consolidated Statement of Income

(a)	Includes $22 million of net interest costs attributable to the Pershing acquisition financing.
(b)	The $0.02 dilution is due to changes in shares outstanding attributable to the acquisition.
(c)	Consists of merger and integration costs related to the Pershing acquisition of $96 million and the settlement with GMAC of $78 million, net of reserves.

The following are supplemental balance sheets showing the impact of the Pershing acquisition.

THE BANK OF NEW YORK COMPANY, INC.

Supplemental Information

(In millions)

(Unaudited)

	Balance Sheet December 31, 2003 SUPPLEMENTAL			GAAP REPORTED
	Core December 31, 2003	Pershing December 31, 2003	Elimination Entries	December 31, 2003	December 31, 2002
Assets
Cash and Due from Banks	$3,754	$89	$—	$3,843	$4,748
Interest-Bearing Deposits in Banks	6,781	1,505	—	8,286	5,104
Securities	22,864	39	—	22,903	18,300
Trading Assets at Fair Value	5,239	167	—	5,406	7,309
Federal Funds Sold and Securities Purchased Under Resale Agreements	1,167	3,662	—	4,829	1,385
Margin Loans	—	5,712	—	5,712	352
Loans (less allowance for loan losses of $668 in 2003 and $656 in 2002)	26,870	2,033	—	28,903	30,332
Premises and Equipment	1,275	123	—	1,398	1,192
Due from Customers on Acceptances	170	—	—	170	351
Accrued Interest Receivable	204	10	—	214	204
Investment in/Advances to Pershing	3,741	—	(3,741)
Goodwill & Intangible Assets	2,737	1,355	—	4,092	2,575
Other Assets	5,132	1,509	—	6,641	5,888

Total Assets	$79,934	$16,204	$(3,741)	$92,397	$77,740

Liabilities and Shareholders’ Equity
Deposits	$56,406	$—	$—	$56,406	$55,387
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	667	372	—	1,039	636
Trading Liabilities	2,463	56	—	2,519	2,800
Payables to Customers and Broker-Dealers	229	9,963	—	10,192	870
Other Borrowed Funds	390	2,185	(1,741)	834	475
Acceptances Outstanding	172	—	—	172	352
Accrued Taxes and Other Expenses	4,089	167	—	4,256	4,066
Accrued Interest Payable	79	3	—	82	101
Other Liabilities (including allowance for lending-related commitments of $136 in 2003 and $175 in 2002)	890	1,458	—	2,348	929
Long-Term Debt	6,121	—	—	6,121	5,440

Total Liabilities	71,506	14,204	(1,741)	83,969	71,056

Shareholders’ Equity	8,428	2,000	(2,000)	8,428	6,684

Total Liabilities and Shareholders’ Equity	$79,934	$16,204	$(3,741)	$92,397	$77,740

Note: The reported balance sheets at December 31, 2003 and 2002 have been derived from the audited financial statements at those dates.

Although the Company believes that the non-GAAP financial measures presented in this report enhance investors’ understanding of the Company’s business and performance, these non-GAAP measures should not be considered an alternative to GAAP.

Pershing Results and Integration Update

Pershing produced $222 million of revenues in the fourth quarter of 2003, after adjusting for $8 million of financing costs. This revenue run rate met the targeted levels projected when the transaction was first announced in January of 2003. Pershing’s operating margin, excluding financing costs and the amortization of intangibles, was 20% in the fourth quarter of 2003, up from 19% in the third quarter, as retail investor activity rose modestly in the fourth quarter.

For the year 2003, which represents eight months of Company ownership since May 1st, Pershing recorded $546 million of total revenues and $468 million of noninterest expenses. Pershing’s key metrics such as daily average billable trades, margin debit balances, customer accounts and money fund and mutual fund balances all trended higher during the last six months of the year.

The Company recorded $48 million in merger and integration costs associated with the acquisition in the fourth quarter, slightly higher than projected due to additional lease restructuring opportunities in London. For the year 2003, the Company recorded a total of $96 million of merger and integration costs, equal to approximately 8 cents of EPS. The Company does not expect to take any additional merger and integration charges in 2004.

The Company’s integration plan for Pershing initially focused principally on the successful conversion of the clients of BNY Clearing and BNY Global Clearing onto Pershing’s systems and technology platform. All of these conversions have been completed and the Company’s targets were met.

With the client conversions completed, the Company is now focused on realizing the cost and revenue synergies from the integration. In 2003, synergies of $24 million were achieved in the latter part of the year, primarily related to closure of the Company’s existing clearing operations. For 2004, the anticipated cost synergies of $90 million are on track and the Company expects to attain additional synergies from cross-selling of between $15-25 million. Pershing offers the Company a highly complementary client base that provides natural two-way cross-selling opportunities. Longer-term, as the market share leader, Pershing expects to continue to benefit from industry consolidation and its asset gathering initiatives. In addition, market expansion opportunities include leveraging the Company’s relationships in the registered investment advisor market, with institutional brokerage firms and with international clients.

Recent Developments

In January of 2004, the Company sold 20% of its investment in Wing Hang Bank Limited (“Wing Hang”), a Hong Kong based bank. The sale was part of the Company’s continuing plan to focus on the securities servicing business and reduce capital invested in non-strategic areas. The Company continues to own approximately 20% of Wing Hang’s outstanding shares which are accounted for on the equity method.

Consolidated Income Statement Review

Noninterest Income

	2003		2002	2001
	Reported	Core	Reported	Reported
(In millions)
Noninterest Income
Servicing Fees
Securities	$2,412	$1,968	$1,896	$1,775
Global Payment Services	314	314	296	291

	2,726	2,282	2,192	2,066
Private Client Services and Asset Management Fees	384	384	344	314
Service Charges and Fees	375	373	357	352
Foreign Exchange and Other Trading Activities	327	292	234	338
Securities Gains/(Losses)	35	35	(118)	154
Other	159	147	134	347

	4,006	3,513	3,143	3,571
Pershing	—	493	—	—

Total Noninterest Income	$4,006	$4,006	$3,143	$3,571

Noninterest income is provided by a wide range of securities servicing, global payment services, private client services and asset management, trading activities and other fee-based services. Revenues from these activities were $4,006 million in 2003, compared with $3,143 million in 2002, and $3,571 million in 2001. As a percentage of revenues, total noninterest income was 71% in 2003, compared with 65% in 2002 and 68% in 2001. The increase in 2003 primarily reflects $493 million related to the Pershing acquisition, improved performance in the core businesses, and the absence of the negative valuation adjustment in 2003. In 2001, a WTC disaster-related insurance recovery of $175 million was included in other income, while the Company estimates the WTC disaster reduced noninterest income by $29 million(1).

Securities servicing fees were $2,412 million, $1,896 million, and $1,775 million, in 2003, 2002, and 2001. The 27% increase in securities servicing fees from 2002 reflects the Pershing acquisition, and improved performance in the core businesses. Excluding Pershing, core growth was 4% mainly due to improved performance in investor services as well as continued strength in broker-dealer services. In 2002, the 7% increase in securities servicing fees reflects acquisitions and the benefit of well-diversified businesses across markets, products, client segments, and geography.

Global payment services fees, principally funds transfer, cash management, and trade services, were $314 million in 2003, $296 million in 2002, and $291 million in 2001. The 2003 increase from 2002 is attributable to improved multi-currency funds transfer product capabilities and new business wins. The 2002 increase in global payment services fees from 2001 reflects higher funds transfer volumes and increased multi-currency activity from existing clients, as well as the addition of new clients. This offset continued weakness in global trade services.

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

Private client services and asset management fees were $384 million in 2003, $344 million in 2002, and $314 million in 2001. The 12% increase from 2002 reflects higher equity price levels, strong growth at Ivy, and the full year impact of several 2002 acquisitions. Ivy, a fund of funds hedge fund manager, continues to attract new assets at a rapid pace. Ivy ended 2003 with $9.1 billion of assets under management, up 42% for the year. The 9% increase in fees in 2002 from 2001 reflects several acquisitions and core growth in alternative investments and retail investment products.

Service charges and fees were $375 million in 2003, compared with $357 million in 2002, and $352 million in 2001. The increase in 2003 from 2002 was driven by higher loan syndication fees and bond underwriting fees reflecting active fixed income markets. The increase in 2002 from 2001 relates to increased fees charged to customers in lieu of customer deposits.

Foreign exchange and other trading revenues were $327 million in 2003, $234 million in 2002, and $338 million in 2001. The 40% increase in 2003 from the prior year resulted from increased client-driven foreign exchange, interest rate hedging activity, and the Pershing acquisition. Pershing contributed $35 million to other trading revenue for the year ended December 31, 2003. In 2003, on a core basis foreign exchange and other trading was up 25%, reflecting more volatile currency markets and more active cross-border investors. Interest rate hedging was driven by record levels of fixed income issuance as well as higher mortgage originations. The 31% decrease in 2002 from 2001 reflects a significant decrease in volatility in the currency markets and reduced client activity in the second half of 2002. Other trading was negatively impacted by a fall off in client interest rate hedging activities and a reduction in seasonal arbitrage opportunities arising from the securities lending area.

Securities gains were $35 million in 2003, compared with a $118 million loss in 2002, and a $154 million gain in 2001. In 2002, the loss included a $210 million equity writedown that precipitated the liquidation of the Company’s bank stock portfolio. 2003 results reflect the Company’s reduction in its equity investing activities, as more than half of these gains arose from repositioning actions in its fixed income securities portfolio.

Other noninterest income was $159 million in 2003, $134 million in 2002, and $347 million in 2001. In addition, net gains on loan sales, sale of lease residuals, and adjustments to the value of lease residuals in 2003 were $13 million. In 2002, other income includes a $32 million Empire State Development Corporation (“ESDC”) grant. The ESDC grant covered relocation and other costs associated with the Company’s previously announced decision to return to downtown Manhattan and to move 1,500 employees to a new facility in Brooklyn. In 2001, other income includes a $175 million insurance recovery related to the WTC disaster and a $43 million gain on the sale of the Company’s interest in New York Cash Exchange (“NYCE”).

Net Interest Income

	2003		2002	2001
	Reported	Core	Reported	Reported
(Dollars in millions)
Net Interest Income	$1,609	$1,556	$1,665	$1,681
Tax Equivalent Adjustment	35	33	49	60

	1,644	1,589	1,714	1,741
Pershing	—	55	—	—

Net Interest Income on a Tax Equivalent Basis	$1,644	$1,644	$1,714	$1,741

Net Interest Rate Spread	1.97%	2.11%	2.30%	1.89%
Net Yield on Interest Earning Assets	2.22	2.36	2.62	2.57

For 2003, net interest income on a taxable equivalent basis amounted to $1,644 million compared with $1,714 million in 2002. On a core basis, net interest income declined 7%. The decline in net interest income on a core basis in 2003 reflects planned decreases in loan balances, particularly focused on higher yielding loans, lower reinvestment yields on the investment securities portfolio, and the impact of Federal Reserve interest rate reductions in 2003 partially offset by higher average balances of investment securities. Average earning assets were $74.2 billion compared with $65.4 billion in 2002. Average earning assets excluding Pershing were $65.4 billion in 2003. Average loans were $35.6 billion in 2003 compared with $34.3 billion in 2002. Average securities were $24.5 billion in 2003, up from $23.0 billion in 2002. The Company added approximately $5.6 billion of highly-rated mortgage-backed securities to its portfolio in 2003. The net interest rate spread was 1.97% in 2003 compared with 2.30% in 2002, while the net yield on interest earning assets was 2.22% in 2003 and 2.62% in 2002.

In 2002, net interest income on a taxable equivalent basis amounted to $1,714 million compared with $1,741 million in 2001. Average earning assets were $65.4 billion compared with $67.7 billion in 2001. Average loans were $34.3 billion in 2002 compared with $38.8 billion in 2001. The impact of the WTC disaster in 2001 increased average earning assets and loans by $3.9 billion. Average securities were $23.0 billion in 2002, up from $18.6 billion in 2001. The Company added approximately $6.2 billion of highly-rated mortgage-backed securities to its portfolio in 2002. The decline in net interest income reflects the decline in average earning assets. The net interest rate spread was 2.30% in 2002 compared with 1.89% in 2001, while the net yield on interest earning assets was 2.62% in 2002 and 2.57% in 2001. The increase in the spread is attributable to increased holdings of investment securities. The increase in the yield is attributable to increased holdings of investment securities partially offset by the decreased value of demand deposits in a lower interest rate environment.

For 2001, net interest income on a taxable equivalent basis declined to $1,741 million reflecting several factors. The WTC disaster resulted in a disruption of markets, including payment and securities processing, which affected both the Company and other market participants. In addition, significant levels of liquidity were injected into the markets immediately following the disaster. These factors resulted in excess liquidity which could not be invested and unsettled trades at the Company, causing an estimated $45 million drop in net interest income and a temporary expansion of the Company’s balance sheet. The decline also reflected the Company’s strategy to shift the mix of its assets away from loans to highly-rated investment securities and short-term liquid assets and the lower value of free funds in a declining interest rate environment.

In this report a number of amounts related to net interest income are presented on a “taxable equivalent basis.” The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

Provision for Credit Losses

The provision for credit losses was $155 million in 2003 compared with $685 million in 2002 and $375 million in 2001. The decline in the provision in 2003 compared with 2002 was due to an improvement in asset quality as nonperforming loans declined to $349 million from $440 million in 2002. The reduction in the provision is also attributable to the decline in corporate credit exposure. The Company expects the provision in 2004 to be less than charge-offs given the improving economic conditions evident in the first quarter of 2004. The larger provision in 2002 compared with 2001 was attributable to the deterioration in the loan portfolio particularly in aircraft leasing and in a limited number of borrowers in the telecommunications portfolio.

Noninterest Expense

	2003		2002 Reported	2001 Reported
	Reported	Core
(In millions)
Salaries and Employee Benefits	$2,002	$1,765	$1,581	$1,593
Net Occupancy	261	228	230	233
Furniture and Equipment	185	144	138	178
Clearing	154	116	124	61
Sub-custodian Expenses	74	74	70	62
Software	170	144	115	90
Communications	92	81	65	86
Amortization of Goodwill and Intangibles	25	13	8	112
Merger and Acquisition Costs	96	—	—	—
Other	639	491	420	404

	3,698	3,056	2,751	2,819
Merger and Integration Costs	—	96	—	—
Pershing	—	468	—	—
GMAC Settlement	—	78	—	—

Total Noninterest Expense	$3,698	$3,698	$2,751	$2,819

Total noninterest expense was $3,698 million in 2003, $2,751 million in 2002, and $2,819 million in 2001. The increase in expenses primarily reflects the Pershing acquisition. Pershing noninterest expense was $468 million in 2003. In addition, 2003 noninterest expenses included merger and acquisition costs relating to Pershing of $96 million.

Core expense increased due to the full year impact of 2002’s acquisitions, the inception of stock option expensing in 2003, a lower pension credit, increased technology investments, and higher business continuity spending.

Adjusting for higher expenses in 2001 due to the impact of the WTC disaster of $168 million and higher goodwill and intangibles amortization of $104 million compared to 2002, noninterest expenses increased by $204 million, or 8%, in 2002 primarily related to acquisitions and higher spending for technology, and business continuity planning.

Salaries and employee benefits were $2,002 million in 2003 compared with $1,581 million in 2002. The increase in salary and employee benefits reflects the Pershing acquisition as well as stock options expensing and a lower pension credit. The number of employees at December 31, 2003 was 22,901, up from 19,437 at the start of the year reflecting the addition of approximately 3,700 employees through the Pershing acquisition. Excluding Pershing, the number of employees declined by 275 reflecting strict cost control. Pershing salaries and employee benefits expense were $237 million in 2003. Severance expense (excluding Pershing) was $9 million in 2003 and $19 million in 2002.

Net occupancy and furniture and fixture expenses were $446 million in 2003 compared with $368 million in 2002 and $411 million in 2001. In 2002, the Company recorded $22 million in one-time occupancy expenses to reflect the estimated lease termination cost of a rented facility in Manhattan. In 2002, higher business continuity-related expenses resulted in increased occupancy and depreciation expense. In 2001, WTC disaster related expenses increased net occupancy expense by $38 million and furniture and equipment expense by $55 million.

Core clearing expenses were $116 million in 2003 compared with $124 million in 2002 and $61 million in 2001. The decrease in 2003 reflects a decline in volume in 2003 in the Company core clearing and execution business. Sub-custodian expenses increased 6% in 2003 to $74 million, reflecting higher international volumes and the Company’s continued expansion of its global sub-custodian network to over 100 markets.

Core software expenses increased by $29 million to $144 million in 2003, reflecting the Company’s continued investment in technology capabilities supporting its servicing activities.

Amortization of goodwill and intangibles increased to $25 million in 2003 from $8 million in 2002 due principally to the Pershing acquisition, which added $12 million in intangibles amortization. In 2002, the Company adopted a new accounting pronouncement which no longer requires the amortization of goodwill. As a result, amortization of goodwill and intangibles declined to $8 million in 2002 from $112 million in 2001.

Other expenses in 2003 were $639 million compared with $420 million in 2002 and $404 million in 2001. In 2003, other expenses included $78 million related to the GMAC settlement and $96 million of merger and integration charges. Pershing and other acquisitions also contributed to the increase. The year 2001 included $41 million related to the WTC disaster. The adjusted 2002 increase of $36 million, or 8%, is largely tied to acquisitions.

Technology expenditures were $844 million or 15% of total revenues in 2003, compared with $644 million in 2002 and $588 million in 2001. The continued growth in technology expense reflects the incorporation of Pershing and smaller acquisitions, as well as the importance that technology development holds for the Company’s competitive positioning. The Company made sizable investments in expanded business continuity configurations in 2002 and 2003.

In 2003, the Company settled GMAC’s claims relating to the Company’s 1999 sale to GMAC of BNY Financial Corporation, the Company’s factoring and asset-based finance business. The settlement resolved claims between the parties with a payment of $110 million by the Company to GMAC. After accounting for a previously established reserve for this matter, the net impact of the settlement was approximately $78 million, or 7 cents per fully diluted share. The Company sold BNY Financial Corporation to GMAC for $1.8 billion in cash in 1999.

The Company has a number of programs to control expense growth. These programs include day-to-day profitability programs, reengineering processes, and moving jobs to lower cost environs. Day-to-day profitability programs focus on strict control of headcount and discretionary expenses, as well as enhanced vendor management. Core staffing was reduced by 275 in 2003 largely through attrition, without incurring sizable severance charges. Reengineering will focus on business process reviews throughout the Company. In 2003, reengineering resulted in cost savings in corporate trust, stock transfer, and technology. The Company is engaged in a multi-year effort to move jobs to lower cost areas. In 2004, the Company will continue to move jobs to upstate New York and Florida. Internationally, the Company is moving positions from London to Liverpool. The Company will also be moving 250 positions to India to further leverage Pershing’s technology operation in that country.

The Company adopted fair value accounting for stock compensation in 2003 using the prospective method. Commencing January 1, 2003, all stock options grants are fair valued and expensed over the vesting period. The Company’s grants of stock options typically vest over two to four years. The impact on pre-tax income was $24 million, resulting in a 2 cents earnings per share decline in 2003. The impact of expensing options in 2004 is expected to be 4 cents per share and 6 cents per share in 2005.

The Company has three defined benefit pension plans in the U.S. and six overseas. The U.S. plans account for 86% of the projected benefit obligation. Pension credits were $39 million, $95 million, and $98 million in 2003, 2002 and 2001. In addition to its pension plans, the Company also has an Employee Stock Ownership Plan (“ESOP”) which may provide additional benefits to certain employees. Upon retirement, covered employees are entitled to the higher of their benefit under the ESOP or the defined benefit plan. If the benefit is higher under the defined benefit plan, the employees’ ESOP account is contributed to the pension plan.

A number of key assumption and measurement date values determine pension expense. For the Company’s U.S. plans, the key elements are the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and the price used to value stock in the ESOP. Since 2001, these key elements have varied as follows:

	2004	2003	2002	2001
Long-Term Rate of Return on Plan Assets	8.75%	9.00%	10.50%	10.50%
Discount Rate	6.25	6.50	7.25	8.25
Market-Related Value of Plan Assets (in millions)(1)	$1,523	$1,483	$1,449	$1,309
ESOP Stock Price(1)	$27.88	$33.30	$42.58	$50.30
Net U.S Pension Credit		$46	$100	$100
All other Pension Expense		(7)	(5)	(2)

Total Pension Credit		$39	$95	$98

(1)	Actuarially smoothed data. See “Summary of Significant Accounting and Reporting Policies” Footnote.

In 2004, as a result of the decline in the long-term rate of return, the discount rate, and the ESOP stock price partially offset by a higher market-related value of plan assets, the pre-tax U.S. pension credit is expected to decline by $9 million.

The annual impact of hypothetical changes in the key elements on the pension credit are shown in the tables below.

	Decrease in Pension Credit		2004 Base	Increase in Pension Credit
(Dollars in millions)
Long-Term Rate of Return on Plan Assets	7.75%	8.25%	8.75%	9.25%	9.75%
Change in Pension Credit	($18.3)	($9.1)	—	$9.6	$19.1

Discount Rate	5.75%	6.00%	6.25%	6.50%	6.75%
Change in Pension Credit	($3.9)	($1.9)	—	$2.0	$4.0

Market-Related Value of Plan Assets	-20%	-10%	$1,523	+10%	+20%
Change in Pension Credit	($52.3)	($24.3)	—	$13.3	$27.7

ESOP Stock Price	$17.88	$22.88	$27.88	$32.88	$37.88
Change in Pension Credit	($18.3)	($7.3)	—	$4.9	$10.5

Income Taxes

The Company’s consolidated effective tax rates for 2003, 2002, and 2001 were 34.3%, 34.3%, and 34.7%. The decline in the effective tax rate in 2002 reflects increased levels of tax credit from synthetic fuels and low income housing investments offset by higher state and local taxes.

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

Description of Business Segments

The results of individual business segments exclude unusual items such as the GMAC settlement and the Pershing related merger and integration costs in 2003, and the impact of the WTC disaster in 2001, which are included with reconciling amounts.

The Company reports data for the four business segments: Servicing and Fiduciary, Corporate Banking, Retail Banking, and Financial Markets.

The Servicing and Fiduciary businesses segment comprises the Company’s core services, including securities servicing, global payment services, and private client services and asset management. These businesses all share certain favorable attributes: they are well diversified and fee-based; the Company serves the role of an intermediary rather than principal, thereby limiting risk and generating more stable earnings streams; and the businesses are scalable, which result in higher margins as revenues grow. Long-term trends that favor these businesses include the growth of financial assets worldwide, the globalization of investment activity, heightened demand for financial servicing outsourcing, and continuing structural changes in financial markets.

Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate, but related businesses. Issuer services includes corporate trust, depositary receipts and stock transfer. Investor services includes global fund services, global custody, securities lending, global liquidity services and outsourcing. Broker-dealer services includes government securities clearance and collateral management. Execution and clearing services includes in the execution area institutional agency brokerage, electronic trading, transition management services, and independent research. Through Pershing, the clearing part of the business provides clearing, execution, financing, and custody for introducing brokers/dealers. The Servicing and Fiduciary segment also includes customer-related foreign exchange.

In Issuer Services, the Company’s ADR business has over 1,400 programs representing 65 countries. As a trustee, the Company provides diverse services for corporate, municipal, mortgage-backed, asset-backed, derivative and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $1 trillion in outstanding debt securities. The Company is the third largest stock transfer agent representing over 1,950 publicly traded companies with over 19 million shareholder accounts.

In investor services, the Company is the second largest custodian with $8.3 trillion of assets at December 31, 2003. The Company is the second largest mutual fund custodian with $1.2 trillion in assets. The Company is the largest U.K. custodian. The Company services over 25% of total exchange traded fund industry assets. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts.

The Company’s broker-dealer services business clears over 50% of U.S. Government securities. With over $750 billion in tri-party balances worldwide, the Company is the world’s largest collateral management agent.

The Company’s execution and clearing services business is the largest global institutional agency brokerage organization. In addition, it is the world’s largest institutional elective broker for global execution. The Company provides execution and clearing services in over 80 global markets, clearing over 600,000 trades daily. The Company has 26 seats on the New York Stock Exchange. Pershing services over 1,100 introducing brokers and registered investment advisors who employ approximately 100,000 investment professionals.

Global payment services facilitates the flow of funds between the Company’s customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

The Company’s strategy is to be a market leader in these businesses and continue to build out its product and service capabilities and add new clients. The Company has completed 53 acquisitions since 1998 in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients’ needs.

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

Corporate Banking coordinates delivery of all of the Company’s services to customers through its global relationship managers. The two main client bases served are financial institution clients and corporate clients. The Company’s strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.

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

There were no major customers from whom revenues were individually material to the Company’s performance.

Business Review

Servicing and Fiduciary Businesses

	2003	2002	2001
(In millions)
Net Interest Income	$495	$494	$588
Provision for Credit Losses	—	—	—
Noninterest Income	3,372	2,728	2,651
Noninterest Expense	2,618	1,933	1,765
Income Before Taxes	1,249	1,289	1,474
Average Assets	16,918	8,333	8,961
Average Deposits	33,304	31,171	32,982
Nonperforming Assets	9	16	—
Assets Under Custody (In billions)
Total Assets Under Custody	8,297	6,775	6,865
Equity Securities	34%	26%	36%
Fixed Income Securities	66	74	64
Cross-Border Assets	$2,323	$1,897	$1,922
Assets Under Administration (In billions)	32	28	33
Assets Under Management (In billions)
Total Assets Under Management	89	76	67
Equity Securities	34%	29%	36%
Fixed Income Securities	22	25	19
Alternative Investments	10	8	7
Liquid Assets	34	38	38
S&P 500 Index	1,112	880	1,148
NASDAQ Index	2,003	1,336	1,950
NYSE Volume (In billions)	352.4	363.1	307.5
NASDAQ Volume (In billions)	424.6	433.8	471.2

The S&P 500 Index was up 26% for the year, with average daily price levels off 3% from 2002. Performance for the NASDAQ Index was also strong, increasing 50% for the year, with average daily prices up by 7%. Combined NYSE and NASDAQ volume was down 2.5% during the year. As the Company’s business model is more volume than price sensitive, this created a drag on the Company’s equity-linked businesses. An offsetting positive was an increase in average fixed-income trading volume of 19%.

Global merger and acquisition activity was particularly weak, with volume down approximately 9% from 2002. Equity issuance proceeds were up only 1%.

The Company continued to expand its servicing and fiduciary businesses in 2003 principally through acquisitions and internal product development. The most significant acquisition in 2003 was the purchase of Pershing which significantly expanded the Company’s clearing business. In 2003, the Company also made acquisitions to expand its execution and clearing business product line as well as expand its corporate trust customer base through the acquisition of Fifth Third Bank’s corporate trust business.

With respect to the financial results, noninterest income was $3,372 million in 2003 compared with $2,728 million in 2002 and $2,651 million in 2001. The financial performance of the Servicing and Fiduciary businesses segment in 2003 reflects increased revenue in the Company’s core businesses, including securities servicing and related foreign exchange, and private client services and asset management. In 2003, securities servicing fees were $2,412 million, an increase of $516 million over 2002, principally due to the Pershing acquisition and growth in investor and broker-dealer services. Securities servicing fees from Pershing were $444 million in 2003. On a core basis, securities servicing fees were up 4% over 2002.

Investor services fees were $853 million, up modestly from 2002. Both custody and securities lending were up in 2003, more than offsetting the loss of revenue from an outsourcing client that terminated its relationship with the Company in 2002.

Broker-dealer services fees reached $152 million in 2003, as strong performance in global clearance and collateral management services drove growth over 2002. These businesses benefited from new business wins and higher fixed income transaction volumes.

Global issuer services fees were $522 million, essentially flat with 2002. Strength in corporate trust was offset by a decline in ADRs. The improvement in corporate trust reflects the strong fixed income issuance in 2003.

Execution and clearing services fees were up significantly over 2002 to $885 million reflecting the Pershing acquisition. On a core basis, execution and clearing services declined in 2003 reflecting the decrease in overall equity transaction volumes as well as pricing pressures.

The 7% securities servicing revenue increase in 2002 over 2001 reflects acquisitions and the benefit of a well-diversified business model which held its own in spite of a difficult market environment. The Company’s fixed income and cash-linked businesses, namely corporate trust, broker-dealer services, and global liquidity services all performed well, as did execution services given market share gains. The Company’s equity-linked businesses, in particular ADRs, were weaker as a result of the environment. Excluding acquisitions, core securities servicing revenues contracted 3% in 2002.

At December 31, 2003, assets under custody rose to $8.3 trillion, including $2.3 trillion of cross-border assets, from $6.8 trillion in 2002 reflecting the Pershing acquisition. The increase in assets under custody reflects rising equity prices, new business wins, and the Pershing acquisition which added $633 million to custody assets in 2003. Equity securities composed 34% of the assets under custody at December 31, 2003 while fixed income securities were 66%. The percentage of assets under custody invested in equity securities increased to 34% from 26% in 2002 reflecting rising equity prices as well as a rotation of customer assets into equities. Assets under custody in 2003 consisted of assets related to the custody business of $4.6 trillion, mutual funds of $1.2 trillion, broker-dealer services assets of $1.9 trillion, and all other assets of $0.6 trillion. In 2002, weak markets resulted in assets under custody declining slightly to $6.8 trillion in 2002 from $6.9 trillion in 2001.

Global payment services fees in 2003 were $314 million compared with $296 million in 2002 and $291 million in 2001. Year-over-year growth is attributable to the build-out of multi-currency product capabilities and further penetration of the financial institutions market segment. In 2002, the increased revenues reflect higher funds transfer volumes and increased multi-currency activity from existing clients, as well as the addition of new clients. This offset continued weakness in global trade services. In both 2003 and 2002, clients paid for more services with fees rather than leaving compensating balances in a low rate environment.

Private client services and asset management revenues grew to $384 million in 2003, up from $344 million in 2002 and $314 million in 2001. In 2003, the increase reflects higher equity price levels as well as the continued demand for alternative investments from the Company’s Ivy Asset Management subsidiary. In addition, 2003 also benefited from the full year impact of acquisitions made in 2002. In 2002, the increase reflects acquisitions, as well as continued strong flows into alternate investment funds offered by the Ivy partially offset by lower asset price levels. Excluding acquisitions, core growth was approximately 2% in 2002.

Asset under management (“AUM”) were $89 billion at December 31, 2003 compared with $76 billion at December 31, 2002, while assets under administration were $32 billion compared with $28 billion at December 31, 2002. The increase in assets under management reflects growth in the Company’s alternative investments business and a rise in equity market values. Institutional clients represent 67% of AUM while individual clients equal 33%. AUM at December 31, 2003, are 34% invested in equities, 22% in fixed income, 10% in alternative investments, with the remaining amount in liquid assets.

In 2003, noninterest income attributable to foreign exchange and other trading activities was $150 million up from $107 million in 2002. The increase reflects more robust client-related foreign exchange revenues due to exchange rate movements, increased activity from equity fund managers, and the Pershing acquisition.

Net interest income in the Servicing and Fiduciary businesses segment was $495 million for 2003 compared with $494 million in 2002 and $588 million in 2001. The slight increase in net interest income in 2003 from 2002 is primarily attributable to the Pershing acquisition, partially offset by the impact of the decline in interest rates. The decline in 2002 from 2001 is primarily attributable to the decline in interest rates, which caused compression on the spread made from securities servicing deposits. Average assets for 2003 were $16.9 billion compared with $8.3 billion in 2002 and $9.0 billion in 2001. The increase in assets in 2003 from 2002 is attributable to the Pershing acquisition, which added $8.8 billion to average assets since acquisition on May 1, 2003. Average deposits in the Servicing and Fiduciary segment were $33.3 billion versus $31.2 billion in 2002 and $33.0 billion in 2001.

Net charge-offs in the Servicing and Fiduciary businesses segment were $7 million in 2003, and zero in 2002 and 2001. Nonperforming assets were $9 million compared with $16 million in 2002 and zero in 2001.

Noninterest expense increased by 35% in 2003 to $2,618 million compared with $1,933 million in 2002 and $1,765 million in 2001. The rise in noninterest expense in 2003 is attributable to Pershing and other acquisitions, the Company’s continued investment in technology, a reduced pension credit, the expensing of stock options, higher volume-related sub-custodian expenses, and higher variable compensation related to revenue growth. The rise in noninterest expense in 2002 is attributable to acquisitions, as well as the Company’s continued investment in technology and business continuity planning.

Corporate Banking

	2003	2002	2001
(In millions)
Net Interest Income	$376	$422	$491
Provision for Credit Losses	113	139	124
Noninterest Income	308	283	299
Noninterest Expense	210	194	217
Income Before Taxes	361	372	449
Average Assets	19,489	22,669	26,865
Average Deposits	6,634	7,047	7,691
Nonperforming Assets	327	414	214
Net Charge-offs	148	324	356

The Corporate Banking segment coordinates all banking and credit-related services to customers through its global relationship managers. The two main client bases served are financial institution clients and corporate clients. The Company’s strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.

Over the past several years, however, the Company has been seeking to improve its overall risk profile by reducing its credit exposures by eliminating non-strategic exposures, cutting back large individual exposures and avoiding outsized industry concentrations. Since 2000, the Company has reduced credit exposure to its corporate client base by $19.2 billion, or 44%. In 2002, the Company set a goal of reducing corporate credit exposure to $24 billion by December 31, 2004. The Company has nearly attained this goal a year ahead of schedule, with only $0.5 billion reduction remaining.

The Corporate Banking segment’s net interest income was $376 million in 2003 compared with $422 million in 2002 and $491 million in 2001. The decrease in 2003 and 2002 reflects the continued reduction of average loans outstanding, a reduction in loan credit spread as the Company improves its risk profile, and a decline in both the volume and value of low cost short-term deposits. Average assets for 2003 were $19.5 billion compared with $22.7 billion in 2002 and $26.9 billion in 2001. Average deposits in the corporate bank were $6.6 billion versus $7.0 billion in 2002 and $7.7 billion in 2001.

The provision for credit losses, which is assessed on a long-term credit cycle basis (see “Business Segment Accounting Principles”), was $113 million in 2003 compared with $139 million and $124 million in 2002 and 2001. The decrease in 2003 principally reflects the benefits of the Company’s corporate loan exposure reduction program.

Net charge-offs in the Corporate Banking segment were $148 million, $324 million, and $356 million in 2003, 2002, and 2001. The charge-offs in 2003 primarily relate to loans to corporate borrowers. The charge-offs in 2002 primarily relate to an internet backbone company, a large retailer and several telcom credits. Nonperforming assets were $327 million, $414 million, and $214 million in 2003, 2002 and 2001. The decrease in nonperforming assets in 2003 primarily reflects reductions in the levels of nonperforming cable and telecom credits.

The increase in noninterest income to $308 million in the current year was due to higher capital markets fees, as syndication and underwriting fees increased reflecting robust loan and debt markets. In 2003, the Company was the co-manager on 181 underwritings, up from 143 in 2002 and 2001. In 2003, fixed income trading also increased reflecting higher levels of activity in the secondary fixed income markets. Loan commitment fees declined in 2003.

The decrease in noninterest income in 2002 to $283 million from $299 million in 2001 was principally related to lower capital markets fees, as loan syndication volumes were down.

The increase in noninterest expense in 2003 was due in part to a reduced pension credit, commencement of stock option expensing, and an increase in incentive compensation tied to revenues. The decrease in noninterest expense in 2002 versus 2001 was due to lower compensation costs tied to the decrease in revenues.

Retail Banking

	2003	2002	2001
(In millions)
Net Interest Income	$477	$474	$493
Provision for Credit Losses	19	12	8
Noninterest Income	120	118	115
Noninterest Expense	349	319	312
Income Before Taxes	229	261	288
Average Assets	5,368	5,108	4,522
Average Noninterest-Bearing Deposits	4,772	3,900	3,948
Average Deposits	14,432	13,020	12,694
Nonperforming Assets	13	10	8
Net Charge-offs	21	20	15
Number of Branches	341	341	345
Total Deposit Accounts (In thousands)	1,163	1,207	1,248
Number of ATMs	378	371	370

The Retail Banking segment provides the Company with a stable source of core deposits. Continued investment has expanded the products offered through the retail branch system. The branch banking system is focused on the suburban Tri-State metropolitan area.

Net interest income in the Retail Banking sector was $477 million in 2003, compared with $474 million in 2002 and $493 million in 2001. Net interest income in the branch banking network in 2003 increased slightly as spread compression on deposits has been offset by growth in the loan portfolio. Net interest income in the branch banking network in 2002 was adversely impacted by the decrease in the value of noninterest-bearing sources of funds in a lower interest rate environment. Average deposits generated by the Retail Banking segment were $14.4 billion in 2003 compared with $13.0 billion in 2002 and $12.7 billion in 2001. Average noninterest-bearing deposits were $4.8 billion in 2003, compared with $3.9 billion in 2002 and 2001. Average assets in the retail banking sector were $5.4 billion, compared with $5.1 billion in 2002, and $4.5 billion in 2001.

Noninterest income was $120 million in 2003 compared with $118 million in 2002 and $115 million in 2001, as revenues have been relatively stable.

Noninterest expense was $349 million in 2003, compared with $319 million in 2002, and $312 million in 2001. The increase in noninterest expense in 2003 was due to a decreased pension credit, commencement of stock option expensing, and increased occupancy, legal, and advertising expenses.

Net charge-offs were $21 million, $20 million, and $15 million in 2003, 2002, and 2001. Nonperforming assets were $13 million in 2003 compared with $10 million in 2002 and $8 million in 2001, reflecting the significant growth that has occurred in the Company’s small business loan portfolio over the last few years.

Financial Markets

	2003	2002	2001
(In millions)
Net Interest Income	$322	$327	$232
Provision for Credit Losses	21	20	4
Noninterest Income	177	194	297
Noninterest Expense	103	85	69
Income Before Taxes	375	416	456
Average Assets	46,019	41,187	35,343
Average Deposits	4,245	2,558	52
Average Investment Securities	19,926	15,381	10,122
Net Charge-offs/(Recoveries)	5	127	4

Net interest income was $322 million in 2003, compared with $327 million in 2002, and $232 million in 2001. The decrease in 2003 reflects lower reinvestment yields on the investment securities portfolio partially offset by an increase in assets, primarily highly-rated mortgage-backed securities. The increase in 2002 reflects lower funding costs and an increase in assets, primarily highly-rated mortgage-backed securities. Average assets in the Financial Markets segment were $46.0 billion, up from $41.2 billion in 2002 and $35.3 billion in 2001. The increase in assets reflects the Company’s continuing strategy to reduce investment in higher risk corporate loans and increase holdings of highly rated, more liquid investment securities.

The provision for credit losses, which is assessed on a long-term credit cycle basis (see “Business Segment Accounting Principles”), was $21 million in 2003 compared with $20 million in 2002 and $4 million in 2001. The increase in 2003 and 2002 principally reflects a higher expected loss rate for the leasing portfolio, in light of deterioration in the value of aircraft collateral. Net charge-offs were $5 million, $127 million, and $4 million in 2003, 2002, and 2001, respectively. The increase in charge-offs in 2002 versus 2001 primarily reflects the Company’s charge-off of $125 million of its $130 million leasing exposure to United Airlines.

Noninterest income was $177 million in 2003, compared with $194 million in 2002, and $297 million in 2001. The decrease in noninterest income in 2003 from 2002 reflects declines in equity securities gains partially offset by higher foreign exchange and interest rate derivative trading. The decrease in noninterest income in 2002 from 2001 reflects lower equity securities gains, less client-related interest rate hedging, and a decline in gains from the Company’s equity arbitrage business.

Noninterest expense increased in 2003 due to higher compensation costs, including a lower pension credit and the commencement of stock option expensing. Noninterest expense increased in 2002 due to increased technology expenditures associated primarily with the interest rate derivatives business.

The consolidating schedule below shows the contribution of the Company’s segments to its overall profitability.

For the Year Ended December 31, 2003	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
(In millions)
Net Interest Income	$495	$376	$477	$322	$(61)	$1,609
Provision for Credit Losses	—	113	19	21	2	155
Noninterest Income	3,372	308	120	177	29	4,006
Noninterest Expense	2,618	210	349	103	418	3,698

Income Before Taxes	$1,249	$361	$229	$375	$(452)	$1,762

Contribution Percentage	56%	16%	11%	17%
Average Assets	$16,918	$19,489	$5,368	$46,019	$3,520	$91,314

For the Year Ended December 31, 2002	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
Net Interest Income	$494	$422	$474	$327	$(52)	$1,665
Provision for Credit Losses	—	139	12	20	514	685
Noninterest Income	2,728	283	118	194	(180)	3,143
Noninterest Expense	1,933	194	319	85	220	2,751

Income Before Taxes	$1,289	$372	$261	$416	$(966)	$1,372

Contribution Percentage	55%	16%	11%	18%
Average Assets	$8,333	$22,669	$5,108	$41,187	$2,358	$79,655

For the Year Ended December 31, 2001	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
Net Interest Income	$588	$491	$493	$232	$(123)	$1,681
Provision for Credit Losses	—	124	8	4	239	375
Noninterest Income	2,651	299	115	297	209	3,571
Noninterest Expense	1,765	217	312	69	456	2,819

Income Before Taxes	$1,474	$449	$288	$456	$(609)	$2,058

Contribution Percentage	55%	17%	11%	17%
Average Assets	$8,961	$26,865	$4,522	$35,343	$6,009	$81,700

Reconciling Items

Description—Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital and the funding of goodwill and intangibles. Reconciling items for noninterest income primarily relate to the ESDC grant in 2002, the sale of NYCE in 2001, and the sale of certain securities and other gains. Reconciling items for noninterest expense primarily reflects corporate overhead as well as amortization of intangibles and severance. In 2003, merger and integration costs associated with Pershing and the GMAC settlement are also reconciling items. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company’s recorded provision. The impact of the WTC disaster is a reconciling item in 2001. The Company’s approach to acquisitions is highly centralized and controlled by senior management. Accordingly, the resulting goodwill and other intangible assets are reconciling items for average assets. The related amortization is a reconciling item for noninterest expense.

	2003	2002	2001
(In millions)
Segments’ revenue	$5,647	$5,040	$5,166
Adjustments:
Earnings associated with assignment of capital	(110)	(108)	(129)
Securities gains	5	(214)	(6)
Other gains	24	34	67
WTC disaster	—	—	102
Taxable equivalent basis and other tax-related items	49	56	52

Subtotal–revenue adjustments	(32)	(232)	86

Consolidated revenue	$5,615	$4,808	$5,252

Segments’ income before tax	$2,214	$2,338	$2,667
Adjustments:
Revenue adjustments (above)	(32)	(232)	86
Provision for credit losses different than GAAP	(2)	(514)	(239)
Severance costs	(9)	(19)	—
Goodwill and intangibles amortization	(25)	(7)	(108)
WTC disaster	—	—	(168)
Pershing integration expenses	(96)	—	—
GMAC settlement	(78)	—	—
Corporate overhead	(210)	(194)	(180)

Consolidated income before tax	$1,762	$1,372	$2,058

Segments’ total average assets	$87,794	$77,297	$75,691
Adjustments:
Goodwill and Intangibles	3,520	2,358	2,094
WTC disaster	—	—	3,915

Consolidated average assets	$91,314	$79,655	$81,700

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

The reconciling item for securities gains relates to the Financial Markets business. Other gains include gains on the sales of certain loan and lease assets in 2003, a $32 million ESDC grant in 2002, and a $43 million gain on the sale of the Company’s interest in the New York Cash Exchange in 2001. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company’s taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment.

The reconciling item for the provision for credit losses primarily relates to Corporate Banking, although in 2002, approximately $200 million relate to Financial Markets. Severance costs primarily relate to the Servicing and Fiduciary segment, the Corporate Banking segment, and to staff areas that cut across all business lines. Goodwill and intangible amortization primarily relates to the Servicing and Fiduciary segment. The GMAC settlement would be allocated to the Corporate Banking segment. Pershing integration expenses are attributable to the Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures. The WTC disaster in 2001 affected all sectors. The Company does not believe it is meaningful to allocate the disaster impact due to the wide scope of the disaster, the interrelationships of the various effects, and its unprecedented nature.

Foreign Operations

The Company’s foreign activities consist of securities servicing, global payment services, trust and banking services provided to customers domiciled outside of the United States, principally in Europe and Asia. The Company operates through subsidiaries, branches, and representative offices in 33 countries with operation centers in the United Kingdom, Continental Europe and Asia. International clients accounted for 21% of revenue and 13% of net income in 2003. The Company has approximately 3,500 employees in Europe and 1,200 in Asia. The Company provides execution, clearing and settlement services in 65 countries and institutional trade execution services in over 80 markets including 42 emerging markets. One third of custody assets are domiciled outside the United States. Foreign revenue, income before income taxes, net income and assets from foreign operations is shown in the table below.

	2003				2002				2001
Geographic Data	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets
(In millions)
Domestic	$4,446	$1,531	$1,006	$66,329	$3,791	$1,072	$705	$52,621	$4,140	$1,741	$1,137	$52,442
Europe	888	107	70	18,105	800	178	117	18,509	945	278	181	21,137
Asia	177	76	50	5,316	117	64	42	3,670	86	18	12	3,822
Other	104	48	31	2,647	100	58	38	2,940	81	21	13	3,624

Total	$5,615	$1,762	$1,157	$92,397	$4,808	$1,372	$902	$77,740	$5,252	$2,058	$1,343	$81,025

In 2003, revenues from Europe were $888 million, compared with $800 million in 2002 and $945 million in 2001. The increase in 2003 reflects the Pershing acquisition. The decrease in 2002 compared with 2001 reflects decreases in net interest income, due to a shift in assets from Europe to Asia, foreign exchange trading, and equity arbitrage trading. Revenues from Asia were $177 million in 2003, compared with $117 million and $86 million in 2002 and 2001, respectively. The increases in 2003 and 2002 were primarily due to a shift in interest earning assets from Europe to Asia. Net income from Europe was $70 million in 2003, compared with $117 million and $181 million in 2002 and 2001. Net income from Asia was $50 million in 2003, compared with $42 million and $12 million in 2002 and 2001, respectively. Net income comparisons in Europe and Asia were driven by the same factors affecting revenue. In addition, in 2003, net income in Europe was adversely impacted by the strength of the Euro and Sterling versus the dollar.

Foreign Assets

Foreign assets are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government’s regulations. In addition, the Company’s foreign assets may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. At December 31, 2003, the Company had cross-border exposure of more than 1% of its total assets in Germany totaling $2.5 billion, in the United Kingdom totaling $1.9 billion, in Belgium totaling $1.1 billion, and in Netherlands totaling $1.1 billion. Assets in Germany consisted of $2.0 billion attributable to banks and other financial institutions, $169 million attributable to public sector entities, and $377 million attributable to commercial, industrial and other companies. Assets in United Kingdom consisted of $1.0 billion attributable to banks and other financial institutions, and $885 million attributable to commercial, industrial and other companies. Assets in Belgium consisted of $815 million attributable to banks and other financial institutions, $217 million attributable to public sector entities, and $108 million attributable to commercial, industrial and other companies. Assets in Netherlands consisted of $719 million attributable to banks and other financial institutions and $359 million attributable to commercial, industrial and other companies. At December 31, 2003, the Company had cross-border exposure of more than .75% but less than 1% of its total assets in France totaling $915 million.

Consolidated Balance Sheet Review

The Company’s assets were $92.4 billion at December 31, 2003, up from $77.7 billion in the prior year. The increase in 2003 from 2002 reflects $14.5 billion in assets related to Pershing. Investment securities as a percent of the Company’s year-end assets increased to 25% in 2003 compared with 24% in 2002. Excluding margin loans, loans as a percent of assets declined to 31% of assets in 2003 versus 39% in 2002. These changes reflect the Company’s continuing strategy to reduce its asset investment in higher risk corporate loans and to increase its investment in highly-rated investment securities, thereby improving both its credit and liquidity profile.

Investment Securities

Total investment securities were $22.9 billion in 2003 compared with $18.3 billion in 2002 and $12.9 billion in 2001. The increases in 2003 and 2002 from 2001 were primarily due to growth in the Company’s portfolio of highly rated mortgage-backed securities. In 2003 and 2002, the Company added approximately $5.6 billion and $6.2 billion of mortgage-backed securities to its investment portfolio. Average investment securities were $19.9 billion in 2003 compared with $15.4 billion in 2002 and $10.1 billion in 2001.

The increase in securities was primarily due to growth in the Company’s portfolio of highly rated mortgage-backed securities which are 96% rated AAA, 1% AA, and 3% A. Mortgage-backed securities increased to $18.7 billion in 2003 from $13.1 billion in 2002. The primary risk in these securities is interest rate sensitivity. The Company seeks to reduce interest rate risk by investing in securities that convert to floating within three to five years or by investing in traunches of mortgage-backed securities that have rapid repayment characteristics. See “Asset Liability Management”. The Company has maintained a duration of approximately 2.0 years on its mortgage portfolio to best match its liabilities and reduce the adverse impact from a rise in interest rates.

Corporate debt securities decreased to $1.3 billion at December 31, 2003 from $1.8 billion in 2002. The primary risk in corporate debt securities is credit risk, since the securities are generally either floating rate or swapped to floating rate. Almost all of the corporate securities are investment grade. Included in these securities are $0.8 billion of investment grade securities that are guaranteed by highly rated financial institutions.

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

The table below shows the distribution of the Company’s securities portfolio:

Investment Securities (at Fair Value)

	12/31/03	12/31/02
(In millions)
Fixed Income:
Mortgage-Backed Securities	$18,703	$13,121
Asset-Backed Securities	20	—
Corporate Debt	1,326	1,786
Short-Term Money Market Instruments	917	1,135
U.S. Treasury Securities	505	537
U.S. Government Agencies	241	469
State and Political Subdivisions	251	403
Emerging Market Debt	109	114
Other Foreign Debt	518	271

Subtotal Fixed Income	22,590	17,836
Equity Securities:
Money Market Funds	200	291
Bank Stocks	—	91
Federal Reserve Bank Stock	96	66
Other	12	14

Subtotal Equity Securities	308	462

Total Securities	$22,898	$18,298

Net unrealized gains for securities available-for-sale were $201 million at December 31, 2003, compared with $338 million at December 31, 2002. As interest rates rise, the Company expects the unrealized gains will decline, which will lower shareholders’ equity and adversely impact the Company’s tangible common equity ratio.

The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company’s securities portfolio at December 31, 2003.

	U.S. Government		U.S. Government Agency		States and Political Subdivisions		Other Bonds, Notes and Debentures		Mortgage/ Asset-Backed and Equity Securities
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield	Total
(Dollars in millions)
Securities Held-to-Maturity
One Year or Less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—
Over 1 through 5 Years	—	—	—	—	—	—	—	—	—	—	—
Over 5 through 10 Years	—	—	—	—	—	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—	118	6.33	—	—	118
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	143	4.82	143

	$—	—%	$—	—%	$—	—%	$118	6.33%	$143	4.82%	$261

Securities Available- for-Sale
One Year or Less	$252	1.12%	$201	3.58%	$39	3.07%	$1,444	3.49%	$—	—%	$1,936
Over 1 through 5 Years	151	3.32	40	2.71	58	5.48	510	3.92	—	—	759
Over 5 through 10 Years	58	4.48	—	—	76	5.33	34	6.73	—	—	168
Over 10 years	44	2.37	—	—	78	5.70	773	4.02	—	—	895
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	18,556	3.73	18,556
Asset-Backed Securities	—	—	—	—	—	—	—	—	20	1.60	20
Equity Securities	—	—	—	—	—	—	—	—	308	0.79	308

	$505	2.27%	$241	3.44%	$251	5.13%	$2,761	3.76%	$18,884	3.68%	$22,642

*	Yields are based upon the amortized cost of securities.

The Company also has equity investments categorized as other assets (bracketed amounts indicate carrying values). Included in other assets are strategic investments related to servicing ($65 million), venture capital investments ($430 million), minority interests in various non-consolidated subsidiaries ($239 million), tax advantaged low-income housing ($210 million) and other equity investments ($19 million).

The largest minority interest is Wing Hang with a fair value of $439 million (book value of $220 million) at December 31, 2003. An agreement with certain other shareholders of Wing Hang prohibits the sale of this interest without their permission. The Company received dividends from Wing Hang of $17.2 million, $11.5 million, and $11.5 million in 2003, 2002, and 2001. See “Recent Developments” regarding the Company’s sale of a portion of the Company’s interest in Wing Hang.

Venture capital activities consist of investments in private equity funds, mezzanine financings, and direct equity investments. The carrying and fair value of the Company’s venture capital investments was $430 million at December 31, 2003, consisting of investments in private equity funds of $333 million, direct equity of $22 million, mezzanine financings of $47 million and leveraged bond funds of $28 million. Fair values for private equity funds are generally based upon information provided by fund sponsors and the Company’s knowledge of the underlying portfolio while mezzanine financing and direct equity investments are based upon Company models.

At December 31, 2003, the Company had $111 million of principal investment commitments to private equity funds and partnerships compared with $180 million at December 31, 2002. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. If unused, the commitments expire as follows:

Commitments
(In millions)
2004	$31
2005	23
2006	51
2007	6

Total	$111

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

Loans

	December 31,			Annual Average
	Total	Non-Margin	Margin	Total	Non-Margin	Margin
(In billions)
2003	$35.3	$29.6	$5.7	$35.6	$31.8	$3.8
2002	31.3	30.9	0.4	34.3	33.9	0.4
2001	35.7	35.2	0.5	38.8	38.2	0.6

Total loans were $35.3 billion at December 31, 2003, compared with $31.3 billion in 2002. Average loans were $35.6 billion in 2003, compared with $34.3 billion in 2002. The increase in 2003 versus 2002 reflects the addition of margin loans from the Pershing acquisition, which were $5.7 billion at year-end, an increase in financial institutions loans of $2.6 billion, partially offset by the Company’s continued reduction of corporate loans of $4.2 billion. The reduction in corporate loans reflects the Company’s $9 billion corporate exposure reduction program announced in the fourth quarter of 2002, as it reallocates capital towards its fee-based businesses.

The table below shows trends in the loans outstanding at year end over the last five years based on a product analysis.

	2003	2002	2001	2000	1999
(In millions)
Domestic
Commercial and Industrial Loans(1)	$6,611	$10,612	$11,633	$13,785	$14,386
Real Estate Loans
Construction and Land Development	304	480	434	357	275
Other, Principally Commercial Mortgages	2,335	2,420	2,501	2,664	2,771
Collateralized by Residential Properties	3,739	3,416	3,050	3,049	2,999
Banks and Other Financial Institutions	1,320	1,292	2,075	2,014	1,788
Loans for Purchasing or Carrying Securities	4,221	1,720	3,581	2,480	3,731
Lease Financings	3,727	3,529	3,576	3,092	2,870
Less: Unearned Income on Lease Financings	(1,063)	(944)	(1,026)	(880)	(880)
Consumer Loans	1,429	1,669	1,782	1,774	1,592
Margin loans	5,712	352	452	217	134
Other	431	238	427	448	606

Total Domestic	28,766	24,784	28,485	29,000	30,272

Foreign
Commercial and Industrial Loans	1,305	1,780	2,390	3,023	3,446
Banks and Other Financial Institutions	2,045	1,624	2,060	1,761	1,703
Lease Financings	6,026	6,062	5,271	4,827	3,483
Less: Unearned Income on Lease Financings	(2,960)	(3,124)	(2,810)	(2,520)	(1,550)
Government and Official Institutions	93	205	224	134	153
Other	8	9	127	36	40

Total Foreign	6,517	6,556	7,262	7,261	7,275

Less: Allowance for Loan Losses	(668)	(656)	(415)	(298)	(270)

Net Loans	$34,615	$30,684	$35,332	$35,963	$37,277

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

The role of credit has shifted to one that complements the Company’s other services instead of as a lead product. Credit solidifies customer relations and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship. The Company’s credit risk management objectives are: (1) to eliminate non-strategic exposures, (2) to increase granularity in the portfolio by cutting back large individual borrower exposures, (3) to restructure the portfolio to avoid outsized industry concentrations, and (4) to reduce exposures to non-investment grade counterparties. The goal of these objectives is to reduce volatility in the Company’s credit provisioning and earnings. The Company regularly culls its loan portfolio of credit exposures that no longer meet risk/return criteria, including an assessment of overall relationship profitability. In 2002, the Company announced its intention to reduce corporate exposures to $24 billion by the end of 2004.

Noteworthy actions by the Company to reduce credit exposure in 2003 include:

•	The Company has substantially attained its corporate exposure goal for the end of 2004. Corporate exposures were reduced by $7.1 billion in 2003 and an additional $500 million reduction is needed to reach the Company’s $24 billion target. In 2002 and 2001, credit commitments and loans outstanding to corporate clients were reduced by $7.9 billion and $4.3 billion.

•	The Company created strict limits on exposure, economic capital, and expected loss for each of its lending divisions. These limits have resulted in lower industry and individual borrower concentrations. The Company reduced industry concentration in areas such as telecom, retailing, and automotive. The largest single corporate industry exposure is now media at 4%.

•	The Company continually reviews the size of individual positions and adjusts them relative to their risk characteristics and return on capital.

•	The Company continued to eliminate non-strategic exposures that do not meet yield or cross-sell criteria.

At December 31, 2003, total exposures were $82.5 billion, a decrease of 13% from $94.5 billion at December 31, 2000, with most of this reduction coming from large corporate exposures, which are down over 44%. Excluding margin loans, total exposures were down 8% from 2002.

The Company’s largest absolute risk is lending to financial institutions and corporates, which make up 67% of the total and was down 11% in 2003. The consumer and middle market portfolio and the leasing portfolio grew slightly. Commercial real estate has declined slightly in 2003. The business unit components of the loan portfolio are detailed below.

Loan Portfolio

	12/31/03		12/31/02		12/31/01		12/31/00
	Loans	Exposure	Loans	Exposure	Loans	Exposure	Loans	Exposure
(In billions)
Financial Institutions(1)	$9.2	$31.0	$6.6	$30.7	$9.5	$32.2	$8.4	$30.7
Corporate(1)	4.0	24.5	8.2	31.6	10.4	39.4	12.7	43.7

	13.2	55.5	14.8	62.3	19.9	71.6	21.1	74.4

Consumer & Middle Market	8.2	12.3	8.0	12.1	7.9	12.1	8.0	12.3
Lease Financings	5.8	5.8	5.6	5.7	5.0	5.1	4.4	4.4
Commercial Real Estate	2.4	3.2	2.5	3.3	2.4	3.6	2.6	3.2
Margin Loans	5.7	5.7	0.4	0.4	0.5	0.5	0.2	0.2

Total	$35.3	$82.5	$31.3	$83.8	$35.7	$92.9	$36.3	$94.5

(1)	In 2003, the Company reclassified $0.9 billion of exposures from Corporate to Financial Institutions to better reflect the underlying nature of the credit. Prior periods have been restated.

Of the credits in the financial institutions and corporate segments with a rating equivalent to non-investment grade at December 31, 2003, 40% of these credits mature in less than one year.

Financial Institutions

The financial institutions portfolio exposure was up slightly from $30.7 billion in 2000 to $31.0 billion at year-end 2003. The financial institutions exposure fluctuates day to day based on the financing needs of the Company’s broker-dealer customers and overdrafts relating to security settlements. These exposures are generally high quality, with 89% meeting the investment grade criteria of the Company’s rating system. The exposures are short-term with 74% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

	12/31/03			% Inv Grade	% due <1 Yr	12/31/02			12/31/01
Lending Division	Loans	Unfunded Commitments	Total Exposures			Loans	Unfunded Commitments	Total Exposures	Loans	Unfunded Commitments
(Dollars in billions)
Banks	$2.6	$3.1	$5.7	75%	80%	$2.9	$4.5	$7.4	$3.5	$4.1
Securities Industry	1.9	3.5	5.4	90	95	1.3	3.9	5.2	2.9	3.8
Insurance	0.3	5.0	5.3	96	57	0.4	5.5	5.9	0.4	5.6
Government	0.2	5.6	5.8	99	56	0.2	5.5	5.7	0.2	4.2
Asset Managers	3.6	3.5	7.1	86	80	1.2	3.9	5.1	2.0	4.1
Mortgage Banks	0.4	0.5	0.9	88	76	0.4	0.5	0.9	0.5	0.6
Endowments	0.2	0.6	0.8	97	77	0.2	0.3	0.5	—	0.3

Total	$9.2	$21.8	$31.0	89%	74%	$6.6	$24.1	$30.7	$9.5	$22.7

Corporate

The corporate portfolio exposure declined to $24.5 billion at December 31, 2003 from $43.7 billion at year-end 2000. Approximately 74% of the portfolio is investment grade based on the Company’s rating system. On average, 34% of the portfolio matures each year. In 2002, the Company announced it intends to reduce its corporate exposure by $9 billion to $24 billion by the end of 2004. At December 31, 2003, this portfolio had been reduced by $8.5 billion of the $9 billion target. Reductions have been achieved through loan run-offs and reduced rollover commitments. In addition, the Company took advantage of the liquidity in capital markets and sold certain non-strategic exposures in the secondary loan market. The combination of these actions reduced industry concentration in areas such as telecom, retailing, and automotive.

	12/31/03			% Inv Grade	% due <1 Yr	12/31/02			12/31/01
Lending Division	Loans	Unfunded Commitments	Total Exposures			Loans	Unfunded Commitments	Total Exposure	Loans	Unfunded Commitments
(Dollars in billions)
Media	$0.9	$2.3	$3.2	68%	15%	$1.9	$2.4	$4.3	$2.1	$3.1
Cable	0.7	0.7	1.4	37	5	1.0	0.6	1.6	0.9	0.8
Telecom	0.3	0.6	0.9	52	34	0.7	0.8	1.5	1.1	1.6

Subtotal	1.9	3.6	5.5			3.6	3.8	7.4	4.1	5.5
Energy	0.4	4.2	4.6	86	51	1.1	4.7	5.8	1.2	6.4
Retailing	0.1	2.3	2.4	78	47	0.2	2.6	2.8	0.3	3.0
Automotive	0.1	2.1	2.2	75	43	0.2	2.6	2.8	0.3	2.6
Healthcare	0.2	1.3	1.5	87	32	0.4	1.5	1.9	0.6	1.4
Other*	1.3	7.0	8.3	75	31	2.7	8.2	10.9	3.9	10.1

Total	$4.0	$20.5	$24.5	74%	34%	$8.2	$23.4	$31.6	$10.4	$29.0

*	Diversified portfolio of industries and geographies

Media, Cable, and Telecommunications Portfolio

Media, cable, and telecommunications have historically been a significant industry specialization of the Company. Consistent with its risk management strategy, the Company took advantage of strong market liquidity to reduce exposure by 26% during the year. At year-end 2003, telecom exposure was $875 million, of which 52% was investment grade. The Company has targeted the portfolio for continued reduction in exposure in 2004. The Company plans to reduce its telecom exposure to $750 million by December 31, 2004.

At December 31, 2003, cable exposure decreased to $1.4 billion compared with $1.6 billion at December 31, 2002. The current cable exposure is 85% to U.S. operations and is 37% investment grade. The non-investment grade portfolio is 100% secured by the borrower’s assets and/or stock of its subsidiaries.

Other Corporate Risks

Included in the Company’s corporate exposures are energy and airline exposures. At December 31, 2003, the Company’s energy exposure consisting of the oil and gas and utilities industries was $4.6 billion. The portfolio is largely unfunded and over 86% is investment grade. The Company has minimal exposure to pure merchant energy companies and is not a project finance lender.

The Company’s exposure to the airline industry at December 31, 2003 is $48 million. Subsequent to year-end, the Company sold $25 million of this exposure. The remaining exposure includes $5 million of senior secured exposure and $18 million to a regional airline with good liquidity. The Company also has exposures to aircraft manufacturers totaling $233 million at December 31, 2003. In addition, the Company’s exposure to the airline industry is primarily through its leasing portfolio discussed under “Lease Financings”.

Consumer and Middle Market

The Company’s consumer loan exposure is concentrated in the tri-state region and consists primarily of loans secured by real estate and small business loans, as well as unsecured closed end and open end loans to individual consumers. These loans are originated through the Company’s Private Client Services and Retail Banking businesses. The Company’s middle market loan portfolio is very granular, with an average loan size of less than $2.5 million. It consists of loans to midsize companies, and focuses on users of cash management, trade finance, capital markets, and private client services.

Lease Financings

The Company utilizes the leasing portfolio as part of its tax cash flow management strategy. This portfolio has generated attractive risk-adjusted returns. Counterparties in the leasing transactions are generally highly rated. The leasing portfolio consists of non-airline exposures of $5.1 billion and $614 million of airline exposures.

The non-airline portion of the leasing portfolio consists of $5.1 billion of exposures backed by well-diversified assets, primarily large-ticket transportation equipment. The largest component is rail, consisting of both passenger and freight trains. Assets are both domestic and foreign-based, with primary concentrations in the United States and European countries. Excluding airline leasing, counterparty rating equivalents are as follows: 45% of the counterparties are AA or better, 30% are single A, 17% are BBB and only 8% non-investment grade. The non-investment grade exposures represent secured equipment leases and have shorter maturities than the rest of the portfolio.

The airline leasing portfolio consists of $278 million to major U.S. carriers, $227 million to foreign airlines and $95 million to U.S. regionals. The Company also has a $14 million real estate lease exposure to a foreign airline. During 2003, the domestic airline industry witnessed structural improvements, including favorable labor developments, continued cost containment, and increased liquidity due to government aid. Notwithstanding the recent improvements, the industry faces sustained challenges from a tepid recovery in air travel, ongoing tension in labor relations, intense domestic competition, future pension funding requirements, and geopolitical uncertainty. Because of these factors, the Company continues to carefully monitor its airline exposure. In 2002, the Company recorded a $225 million provision for its airline exposure and charged-off $125 million of its $130 million exposure to a bankrupt airline.

Commercial Real Estate

The Company’s commercial real estate loan portfolio totaled $3.2 billion of exposure at December 31, 2003. The Company maintains a disciplined approach to underwriting, focused on low loan-to-value, mature, cash-flow generating properties. Over 83% of the portfolio is secured by mortgages on properties predominantly located in the tri-state region. The portfolio is diverse by project type with approximately 31% secured by residential buildings, approximately 29% secured by office buildings, approximately 13% is secured by retail buildings, approximately 7% represent unsecured loans to real estate investment trusts (REIT’s), and approximately 20% fall into other categories.

The Company avoids speculative development loans and concentrates its activities largely within its retail branch network footprint. Real estate credit facilities are focused on experienced owners and utilize moderate leverage based on existing cash flows.

International Loans

The Company is active in the international markets, particularly in areas associated with securities servicing and trade finance. Excluding leasing, these activities result in outstandings to foreign institutions of $3.5 billion and $3.6 billion at December 31, 2003 and 2002.

At December 31, 2003, the Company’s emerging markets exposures consisted of $53 million in medium-term loans, $1,123 million in short-term loans, primarily trade related, and $226 million in investments, primarily Wing Hang. In addition, the Company has $118 million of debt securities of emerging market countries, including $117 million of bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Emerging market countries where the Company has exposure include Argentina, Brazil, Bulgaria, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, Honduras, Indonesia, Iraq, Jamaica, Kazakhstan, Malaysia, Mexico, Morocco, Panama, Peru, Philippines, Russia, Thailand, Ukraine, Uruguay, Venezuela, and Vietnam.

Further details of the Company’s outstandings are detailed under “Loans”.

Accelerated Loan Disposition Program

In 2001, the Company created an accelerated loan disposition program for 24 emerging market telecommunications companies exposures and one energy trading credit totaling $758 million with related outstandings of $488 million. In the third quarter of 2002, the Company added five impaired telecommunications credits into the accelerated loan disposition program. As of December 31, 2003, the Company has substantially completed its accelerated loan disposition program.

Nonperforming Assets

Nonperforming assets decreased by $91 million to $349 million at December 31, 2003. The decrease in nonperforming assets during 2003 is primarily attributable to sales and charge-offs of commercial loans. See “Loans” in the footnotes to the Company’s Consolidated Financial Statements.

Activity in Nonperforming Assets

Year ended December 31	2003	2002
(In millions)
Balance at beginning of year	$440	$222
Additions	314	931
Charge-offs	(139)	(450)
Paydowns/Sales	(266)	(250)
Other	—	(13)

Balance at end of period	$349	$440

Based on recently improving economic and credit trends, the Company expects nonperforming loans to decline in 2004.

The following table shows the distribution of nonperforming assets at the end of each of the last five years:

	2003	2002	2001	2000	1999
(Dollars in millions)
Category of Loans:
Domestic:
Other Commercial	$219	$321	$138	$113	$53
Regional Commercial	51	34	18	28	30
Foreign	79	84	64	48	63

Total Nonperforming Loans	349	439	220	189	146
Other Real Estate	—	1	2	4	12

Total Nonperforming Assets	$349	$440	$222	$193	$158

Nonperforming Asset Ratio	1.2%	1.4%	0.6%	0.5%	0.4%
Allowance for Loan Losses/ Nonperforming Loans	191.2	149.2	188.7	157.3	185.2
Allowance for Loan Losses/ Nonperforming Assets	191.2	148.9	187.0	154.4	171.2
Allowance for Credit Losses/ Nonperforming Loans	230.2	189.1	280.0	325.6	407.7
Allowance for Credit Losses/ Nonperforming Assets	230.2	188.7	277.6	319.6	376.9

The Company adopts new accounting policies as they become accepted as a best practice or required by generally accepted accounting principles. Accordingly, at December 31, 2003, the Company split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and standby letters of credit. This resulted in a decrease in the allowance for loan losses of $136 million and a corresponding increase in other liabilities (which includes the allowance for lending-related commitments). Prior period balance sheets have been restated. To aid in the comparison of the Company’s results with other companies that have not yet adopted this practice, the Company provides various credit ratios based both on the allowance for credit losses and the allowance for loan losses.

Significant nonperforming assets at December 31, 2003 include $109 million of exposure to the operating subsidiaries of a major cable company, $61 million of emerging markets exposure, $57 million to retailers, and $18 million to a Korean financial services company.

Past Due 90 Days or More and Still Accruing Interest

	2003	2002	2001	2000	1999
(In millions)
Domestic:
Consumer	$14	$3	$3	$3	$3
Commercial	6	18	11	23	13

	20	21	14	26	16
Foreign:
Banks	—	5	—	—	3

	$20	$26	$14	$26	$19

Activity in Allowance for Credit Losses

The following table details changes in the Company’s allowance for credit losses for the last five years.

	2003	2002	2001	2000	1999
(Dollars in millions)
Loans Outstanding, December 31,	$35,283	$31,340	$35,747	$36,261	$37,547
Average Loans Outstanding	35,623	34,305	38,770	39,262	38,881

Allowance for Credit Losses
Balance, January 1
Domestic	$653	$508	$491	$485	$498
Foreign	79	43	67	71	69
Unallocated	99	65	58	39	69

Total, January 1	831	616	616	595	636

Allocations(1)	—	—	—	—	(39)
Charge-Offs
Domestic
Commercial	(152)	(442)	(356)	(88)	(104)
Real Estate	—	—	—	—	(5)
Consumer	(20)	(19)	(15)	(9)	(8)
Foreign	(26)	(23)	(17)	(3)	(37)

Total	(198)	(484)	(388)	(100)	(154)

Recoveries
Domestic
Commercial	12	8	5	11	10
Real Estate	—	2	—	1	2
Consumer	3	2	3	3	4
Foreign	1	2	5	1	1

Total	16	14	13	16	17
Net Charge-Offs	(182)	(470)	(375)	(84)	(137)

Provision	155	685	375	105	135
Balance, December 31,
Domestic	621	653	508	491	485
Foreign	70	79	43	67	71
Unallocated	113	99	65	58	39

Total, December 31,	$804	$831	$616	$616	$595

Allowance for Loan Losses	$668	$656	$415	$298	$270
Allowance for Lending-Related Commitments	136	175	201	318	325

Ratios
Net Charge-Offs to Average Loans Outstanding	0.51%	1.37%	0.97%	0.21%	0.35%

Net Charge-Offs to Total Allowance for Credit Losses	22.64%	56.56%	60.88%	13.64%	23.03%

Total Allowance for Credit Losses to Year-End Loans Outstanding	2.28%	2.65%	1.72%	1.70%	1.58%

Allowance for Loan Losses to Year-End Loans Outstanding	1.89%	2.09%	1.16%	0.82%	0.72%

(1)	In 1999, $39 million was allocated to BNYFC loans sold.

Net charge-offs were $182 million in 2003, $470 million in 2002, and $375 million in 2001. Net charge-offs decreased in 2003 primarily due to improvement in asset quality. Net charge-offs increased in 2002 primarily due to aircraft leasing exposure to a bankrupt airline, as well as to an internet services provider and to a large retailer. In 2001, net charge-offs increased due to emerging telecommunications companies loans and an energy trading company loan.

The provision for credit losses was $155 million in 2003, compared with $685 million in 2002 and $375 million in 2001. The decrease in the provision primarily reflects improved asset quality, a reduction in nonperforming loans, and a reduction in corporate credit exposures. The increase in the provision in 2002 primarily reflects losses on aircraft leases to United Airlines, as well as to other domestic carriers and exposures to telecom and cable credits.

Allowance

	At December 31,
	2003	2002
(Dollars in millions)
Margin Loans	$5,712	$352
Non-Margin Loans	29,571	30,988
Total Loans	35,283	31,340
Allowance for Loan Losses	668	656
Allowance for Lending-Related Commitments	136	175
Total Allowance for Credit Losses	804	831
Allowance for Credit Losses As a Percent of Total Loans	2.28%	2.65%
Allowance for Credit Losses As a Percent of Non-Margin Loans	2.72	2.68
Allowance for Loan Losses As a Percent of Total Loans	1.89	2.09
Allowance for Loan Losses As a Percent of Non-Margin Loans	2.26	2.12

The total allowance for credit losses was $804 million and $831 million at year-end 2003 and 2002. The ratio of the total allowance for credit losses to year-end non-margin loans was 2.72% and 2.68% at December 31, 2003 and 2002, reflecting improved credit quality in 2003. The May 1 acquisition of Pershing added $5.7 billion of secured margin loans to the Company’s balance sheet at December 31, 2003. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these loans. The Company believes that ratios that use non-margin loans are more appropriate measures of credit risk than those that use total loans.

Loans at December 31, 2003 were $35.3 billion compared with $31.3 billion at the prior year-end. Average non-margin loans decreased to $31.8 billion in 2003 from $33.9 billion in 2002. The decrease in the total allowance for credit losses in 2003 primarily reflects improved asset quality, including a reduction in nonperforming loans, and a reduction in corporate credit exposures. At December 31, 2003, the Company’s allowance included an allocated transfer risk reserve related to Argentina of $24 million.

The Company’s allowance at year-end equated to approximately 2.3 times the average charge-offs and the average net charge-offs for the last three years. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level.

The allowance for loan losses and the allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits (nonaccrual commercial credits over $1 million), (2) an allowance for higher risk rated credits, (3) an allowance for pass rated credits, and (4) an unallocated allowance based on general economic conditions and risk factors in the Company’s individual markets.

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

In 2003, the allowance for higher risk credits and the unallocated allowance increased. This was more than offset by a decline in the allowance for impaired credits and pass rated credits. The increase in the allowance for higher risk credits reflects the increase in the probability of default and the higher losses expected in the event of default for these loans. The increase in the unallocated allowance is attributable to management’s judgment that losses in the event of default will continue to be more severe than historical averages and the potential impact of geopolitical issues on the portfolio. The decrease in the allowance for impaired credits is a result of the reduction in the amount of impaired loans. The decrease in the allowance for pass rated credits reflects the decline in the loan portfolio as well as a shift in the loan portfolio towards less risky borrowers.

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

	2003	2002	2001	2000	1999
Domestic
Real Estate	2%	3%	6%	3%	4%
Commercial	74	75	75	76	78
Consumer	1	1	1	1	—
Foreign	9	9	7	11	12
Unallocated	14	12	11	9	6

	100%	100%	100%	100%	100%

Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The following table shows the maturity structure of the Company’s commercial loan portfolio at December 31, 2003.

	1 Year or Less	Over 1 Year Through 5 Years	Over 5 Years	Total
(In millions)
Domestic
Real Estate, Excluding Loans Collateralized by 1-4 Family Residential Properties	$310	$1,273	$1,056	$2,639
Commercial and Industrial Loans	2,437	3,270	902	6,609
Loans for Purchasing or Carrying Securities	4,134	87	—	4,221
Margin Loans	5,712	—	—	5,712
Other, Excluding Loans to Individuals and those Collateralized by 1-4 Family Residential Properties	1,287	454	10	1,751

	13,880	5,084	1,968	20,932
Foreign	2,408	868	171	3,447

Total	$16,288	$5,952	$2,139	$24,379

Loans with:
Predetermined Interest Rates	$2,713	$771	$687	$4,171
Floating Interest Rates	13,575	5,181	1,452	20,208

Total	$16,288	$5,952	$2,139	$24,379

Deposits

Total deposits were $56.4 billion in 2003, compared with $55.4 billion in 2002 and $55.7 billion in 2001. The increase was primarily due to higher deposits from the Company’s securities servicing customers. Noninterest-bearing deposits were $14.8 billion in 2003 compared with $13.3 billion in 2002 and $12.6 billion in 2001. Interest-bearing deposits were $41.6 billion in 2003 compared with $42.1 billion in 2002 and $43.1 billion in 2001.

The aggregate amount of deposits by foreign customers in domestic offices was $4.1 billion, $4.1 billion, and $6.2 billion at December 31, 2003, 2002, and 2001.

The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 2003.

	Certificates of Deposits	Other Time Deposits	Total
(In millions)
3 Months or Less	$2,619	$3,750	$6,369
Over 3 Through 6 Months	346	—	346
Over 6 Through 12 Months	867	—	867
Over 12 Months	127	—	127

Total	$3,959	$3,750	$7,709

The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds

Federal funds purchased and securities sold under repurchase agreements were $1,039 million in 2003, compared with $636 million in 2002 and $1,756 million in 2001. Other borrowed funds were $834 million in 2003, compared with $475 million in 2002 and $2,104 million in 2001. The increase in 2003 was due primarily to the Pershing acquisition. The decrease at December 31, 2002 was due primarily to a decline in customer demand for credit at December 31, 2002 and therefore a reduced need for funding. Average balances in 2001 were higher due to the WTC disaster.

Information related to other borrowed funds in 2003, 2002, and 2001 is presented in the table below.

	2003		2002		2001
	Amount	Average Rate	Amount	Average Rate	Amount		Average Rate
(Dollars in millions)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
At December 31	$1,039	0.69%	$636	0.73%	$1,756		0.86%
Average During Year	1,542	0.85	2,018	1.43	3,183	*	3.24	*
Maximum Month-End Balance During Year	2,436	0.75	5,593	1.91	5,719		2.38
Other
At December 31	$834	1.15%	$475	1.23%	$2,104		2.82%
Average During Year	1,654	1.26	2,701	2.40	1,896	*	8.62	*
Maximum Month-End Balance During Year	1,415	0.95	5,116	1.61	2,942		2.60

*	The WTC disaster increased average federal funds purchased and securities sold under repurchase agreement by $593 million and decreased the average rate by 39 basis points. Also, average other borrowings was increased by $244 million and the average rate decreased by 305 basis points due to the WTC disaster.

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

Following the disaster, the Company leased 1.3 million square feet of temporary space for these employees to relocate to on an interim basis. The terms of these leases run from 1 to 18 years. In 2002, the Company substantially completed the reoccupation of its facilities disabled by the WTC disaster.

The Company is actively engaged in subletting its interim operating facilities. Through December 31, 2003, the Company had terminated or sublet 1 million square feet and had 300,000 square feet remaining to sublet. The Company’s estimate of its sublease loss as of December 31, 2003 was $162 million. At December 31, 2003, the Company had reserved for approximately 54% of the future costs associated with the subleases. The Company expects the remainder of the costs to be covered by income from subletting these properties.

The financial statement impact of the WTC disaster is shown in the table below:

	2003	2002	2001
(In millions)
WTC Expenses and 2001 Lost Revenues	$32	$469	$242
Insurance Recovery	32	469	175

Pre-tax Impact	$—	$—	$(67)

Cumulative Insurance Recovery	$676	$644	$175
Cumulative Cash Advances from Insurance Companies	(600)	(275)	(125)

Receivable from Insurance Companies at December 31,	$76	$369	$50

In January 2004, the Company received an advance of $78 million. Future cash advances will largely relate to business interruption costs. The Company expects to record additional insurance recoveries in 2004 as it completes the move of its data centers from interim locations.

Critical Accounting Policies

The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements under “Summary of Significant Accounting and Reporting Policies”. Three of the Company’s more critical accounting policies are those related to the allowance for credit losses, to the valuation of derivatives and securities where quoted market prices are not available, and to goodwill and other intangibles. In addition to the “Summary of Significant Accounting and Reporting Policies” footnote, further information on policies related to the allowance for credit losses can be found under “Asset Quality and Allowance for Credit Losses” in the MD&A. Further information on the valuation of derivatives and securities where quoted market prices are not available can be found under “Market Risk Management” and “Trading Activities and Risk Management” in the MD&A section and in “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements. Further information on goodwill and intangible assets can be found in “Goodwill and Intangibles” in the Notes to Consolidated Financial Statements.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company’s internal rating are generally consistent with external rating agency default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

The Company’s unallocated allowance is established based upon the following factors:

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

One key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At December 31, 2003, the unallocated allowance was 14% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $40 million, respectively.

The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $49 million, while if each pass credit were rated one grade worse, the allowance would have increased by $67 million.

For higher risk rated credits, if the loss given default were 10% worse, the allowance would have increased by $42 million, while if the loss given default were 10% better, the allowance would have decreased by $39 million.

For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $22 million, respectively.

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

To assist in assessing the impact of a change in valuation, at December 31, 2003, approximately $2.3 billion of the Company’s portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $58 million.

Goodwill and Other Intangibles

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,276 million at December 31, 2003) and indefinite-lived intangible assets ($370 million at December 31, 2003) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the acquired assets fair value. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite lived intangible assets are evaluated for impairment at least annually by comparing its fair value to its carrying value.

Other identifiable intangible assets ($446 million at December 31, 2003) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite lived intangibles or other intangibles which require amortization. See “Goodwill and Intangibles” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.1 billion of goodwill and intangible assets at December 31, 2003. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $205 million.

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

On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposit greater than $100,000, federal funds purchased and other borrowings were $14.8 billion and $14.0 billion on an average basis in 2003 and 2002. Average foreign deposits, primarily from the Company’s European based securities servicing business, were $24.1 billion compared with $24.2 billion in 2002. Domestic savings and other time deposits were $10.3 billion on an average basis compared to $9.7 billion in 2002. Average payables to customers and broker-dealers rose to $3.9 billion from $0.2 billion and long-term debt increased to $6.1 billion from $5.3 billion reflecting the Pershing acquisition.

The Company has entered into several modest securitization transactions. See “Securitizations” in the Notes to the Consolidated Financial Statements. These transactions have not had a significant impact on the Company’s liquidity or capital.

The Parent’s cash position was $434 million and $398 million at December 31, 2003 and 2002. The majority of these funds were deposited with the Bank of New York (“The Bank”). The Company’s policy is to maintain sufficient cash for the Parent to be able to satisfy its obligations for one year without the need to access the capital markets or take a dividend from the Bank.

The Parent has five major sources of liquidity: dividends from its subsidiaries, a line of credit with The Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

At December 31, 2003, The Bank could pay dividends of approximately $693 million to the Parent without the need for regulatory waiver. This dividend capacity will increase in the remainder of 2004 to the extent of the Bank’s net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $326 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

The Company has a $300 million line of credit with The Bank, which is subject to limits imposed by federal banking law. At December 31, 2003, the Parent could use the subsidiaries’ liquid securities as collateral to allow it to borrow $63 million from the Bank rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. There were no borrowings at December 31, 2003.

Restrictions on the ability of the Company to obtain funds from its subsidiaries are discussed in more detail in the “Company Financial Information” in the Notes to the Consolidated Financial Statements.

In 2003 and 2002, the Parent’s average commercial paper borrowings were $107 million. Commercial paper outstandings were $73 million and $136 million at December 31, 2003 and 2002. At December 31, 2003, the Parent had cash of $434 million compared with cash of $398 million at December 31, 2002. Net of commercial paper outstanding, the Parent’s cash position at December 31, 2003 was up $99 million compared with December 31, 2002.

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

The Company also has the ability to access the capital markets. Access to the capital markets is partially dependent on the Company’s credit ratings, which as of February 29, 2004 were as follows:

	Parent Commercial Paper	Parent Subordinated Long-Term Debt	Parent Senior Long-Term Debt	The Bank of New York Long-Term Deposits	Outlook
Standard & Poor’s	A-1	A	A+	AA-	Stable
Moody’s	P-1	A1	Aa3	Aa2	Stable
Fitch	F1+	A+	AA-	AA	Stable

In 2003, Moody’s changed the Company’s outlook from negative to stable.

The Parent’s major uses of funds are payment of principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

The Parent has $300 million of long-term debt that becomes due in 2004. In addition, the Parent has the option to call $175 million of subordinated debt in 2004 which it will call and refinance if market conditions are favorable. As of February 29, 2004, the Company has not called any of this debt. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

The Company has $200 million of preferred trust securities that are callable in 2004. These securities qualify as Tier 1 Capital. The Company has not yet decided if it will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If the Company calls the preferred trust securities, it expects to replace them with new preferred trust securities or senior or subordinated debt. See discussion of qualification of preferred trust securities as capital in “Accounting Changes and New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

Double leverage is the ratio of investment in subsidiaries divided by the Company’s consolidated equity plus preferred trust securities. The Company’s double leverage ratio at December 31, 2003 and 2002 was 100.24% and 99.84%. The Company’s target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company’s ability to invest in its subsidiaries to expand its businesses.

The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

Earnings and other operating activities provided $3.8 billion in cash flows in 2003, compared with $3.4 billion provided in 2002, and $5.1 billion provided in 2001. The changes in cash flows from operations in 2003, 2002 and 2001 were principally the result of changes in trading activities.

In 2003, cash used by investing activities was $6.5 billion as compared to $3.2 billion provided by investing activities in 2002 and $6.5 billion used by investing activities in 2001. In 2003, 2002, and 2001, cash was used to increase the Company’s investment securities portfolio, which is part of an ongoing strategy to shift the Company’s asset mix from loans towards highly-rated investment securities and short-term liquid assets. Interest bearing deposits were a use of funds in 2003 and 2001, while they provided cash in 2002. Federal Funds Sold and Securities Purchased Under Resale Agreements declined as a source of funds in 2003. Cash payments for acquisitions, principally as a result of the Pershing transaction, increased significantly in 2003 compared with 2002 and 2001.

In 2003, cash provided by financing activities was $1.8 billion as compared to $4.9 billion used by financing activities in 2002 and $1.3 billion provided by financing activities in 2001. In 2003, the Company issued common stock and long term debt to fund the Pershing acquisition as well as repay maturing long term debt. In 2002 and 2001, financing activities used cash to buy back the Company’s common shares and pay dividends. In

2002, the Company increased the issuance of long-term debt compared to 2001 to pay back maturing issues. Federal funds purchased and securities sold under repurchase agreements were a net use of funds in 2002 and a net source of funds in 2001. In 2002 compared with 2001, the reduced size of the Company’s balance sheet enabled it to borrow less through deposits and other borrowings.

Commitments and Obligations

The Company has contractual obligations to make fixed and determinable payments to third parties as indicated in the table below. The table excludes certain obligations such as trade payables and trading liabilities, where the obligation is short-term or subject to valuation based on market factors.

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
(In millions)
Deposits Without a Stated Maturity	$29,422	$29,422	$—	$—	$—
Term Deposits	26,984	26,280	362	342	—
Federal Funds Borrowed and Securities Sold Under Repurchase Agreements	1,039	1,039	—	—	—
Payables to Customer and Broker Dealers	10,192	10,192	—	—	—
Other Borrowed Funds	834	834	—	—	—
Long-Term Debt(1)	10,488	580	832	2,200	6,876
Operating Leases	1,105	151	266	185	503
Operating Leases-WTC Disaster Related	187	19	38	39	91
Unfunded Pension and Post Retirement Benefits	154	13	29	32	80

Total Contractual Cash Obligations	$80,405	$68,530	$1,527	$2,798	$7,550

(1)	Including Interest

In the aftermath of the WTC disaster, the Company leased interim space for employees to use until their regular workplaces become available. In 2002, the Company returned to its facilities and began the process of subletting the interim space. (See “World Trade Center Disaster Update.”)

The Company has entered into fixed and determinable commitments as indicated in the table below:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
(In millions)
Lending Commitments	$35,576	$15,464	$3,461	$6,817	$9,834
Standby Letters Of Credit	10,168	7,167	2,534	413	54
Commercial Letters Of Credit	1,013	967	38	8	—
Securities Lending Indemnifications	173,974	173,974	—	—	—
Contingent Acquisitions Payments	620	189	430	1	—
Investment Commitments(1)	852	155	322	121	254
Purchase Obligations	171	65	95	11	—

Total Commitments	$222,374	$197,981	$6,880	$7,371	10,142

(1)	Includes venture capital, community reinvestment act, and other investment-related commitments. Commitments to venture capital limited partnerships may extend beyond expiration period shown to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements required by regulation to be discussed in this section are limited to guarantees, retained or contingent interests, certain derivative instruments related to the Company’s common stock, and obligations arising out of unconsolidated variable interest entities. For the Company, these items include certain credit guarantees and securizations. Guarantees include lending-related guarantees issued as part of the Company’s corporate banking business and securities lending indemnifications issued as part of the Company’s servicing and fiduciary businesses.

The Company has issued guarantees as indicated in the table below:

Guarantees	Notional	Typical Revenue Based on Notional (Basis Points)
(In millions)
Corporate Banking
Standby Letters of Credit	$10,168	6-136
Commercial Letters of Credit	1,013	28-81
Credit Derivatives	560	25-35
Securities Lending Indemnifications	173,974	4-6

The Company expects many of these guarantees to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction including collateral if any. Advances under securities lending indemnifications would be secured by collateral.

The Company provides services to 9 QSPEs as of December 31, 2003. All of the Company’s securitizations are QSPEs as defined by SFAS 140 which by design are passive investment vehicles, and are therefore not consolidated by the Company.

The Company entered into a $150 million Asset-Backed Commercial Paper Securitization to hold highly rated low-risk medium-term customer obligations in a capital efficient manner. The Company has a $299 million Money Fund Securitization and seven Municipal Bond Securitizations, totaling $92 million where the objective is to achieve a favorable after-tax risk-adjusted investment return.

The impact of these transactions on the Company’s fully diluted earnings per share is less than 1 cent. Furthermore, if these transactions were consolidated on the balance sheet, there would have been virtually no impact on the Company’s liquidity, and the Tier 1 and Total Capital ratios at December 31, 2003 would have been 7.41% and 11.46%, respectively vs. 7.44% and 11.49% as reported.

Capital Resources

Shareholders’ equity was $8,428 million at December 31, 2003, compared with $6,684 million at December 31, 2002 and $6,317 million at December 31, 2001. During 2003, the Company retained $594 million of earnings. In connection with the acquisition of Pershing, the Company sold 40 million common shares for $996 million. The Company also issued $400 million of institutional subordinated notes and $239 million of retail medium-term subordinated notes qualifying as Tier 2 capital, increasing long-term debt to $6,121 million from $5,440 million. In addition, the Company issued $1,281 million of senior debt. The increased long-term debt replaces subordinated debt ceasing to qualify as Tier 2 capital, $525 million of higher rate debt that the Company called during 2003, $710 million of debt that matured in 2003, and provided some of the funding for the Pershing acquisition. In January 2004, the Company declared a quarterly common stock dividend of 19 cents per share. The Company has a shelf registration with a remaining capacity of $654 million of debt, preferred stock, preferred trust securities, or common stock at December 31, 2003.

The Company called its $300 million 7.05% Series D Trust Preferred securities effective June 1, 2003. The Company issued $350 million 5.95% Series F Trust Preferred securities in April 2003. These securities mature on May 1, 2033 and are callable starting May 1, 2008.

In 2002, the Company retained $353 million of earnings, issued $800 million of institutional subordinated notes and $75 million of retail medium-term subordinated notes qualifying as Tier 2 capital, increasing long-term debt to $5,440 million from $4,976 million. In addition, the Company issued $1,000 million of senior debt. The increased long-term debt replaces subordinated debt ceasing to qualify as Tier 2 capital, $350 million of higher rate debt that the Company called during 2002, and $900 million of debt that matured in 2002. The Company also repurchased 9.9 million common shares for $246 million, an average price of $24.97.

In 2001, the Company retained $817 million of earnings. In addition, the Company issued $175 million of medium-term notes and $460 million of senior debt, increasing long-term debt to $4,976 million from $4,536 million. The increased long-term debt replaced subordinated debt ceasing to qualify as Tier 2 capital. The Company also repurchased 19 million common shares for $854 million.

Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of December 31, 2003 and 2002, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

	December 31, 2003		December 31, 2002		Company Targets	Well Capitalized Guidelines	Adequately Capitalized Guidelines
	Company	Bank	Company	Bank
Tier 1*	7.44%	7.44%	7.58%	7.44%	7.75%	6%	4%
Total Capital**	11.49	11.80	11.96	11.88	11.75	10	8
Leverage	5.82	5.79	6.48	6.30	6.50	5	3-5
Tangible Common Equity	4.91	5.61	5.47	6.11	5.25-6.00	N.A.	N.A.

*	Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.
**	Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

If a bank holding company or bank fails to qualify as “adequately capitalized”, regulatory sanctions and limitations are imposed.

The Company’s capital ratios declined as a result of the Pershing acquisition. As a result, the Company significantly reduced its repurchase of common stock. The Company expects to attain its target capital ratios in the third quarter of 2004 and begin repurchasing its common stock.

At December 31, 2003, the amounts of capital by which the Company and the Bank exceed the well capitalized guidelines are as follows:

	Company	Bank
(In millions)
Tier 1 Capital	$1,040	$1,010
Total Capital	1,075	1,260
Leverage	750	710

The following table presents the components of the Company’s risk-based capital at December 31, 2003 and 2002:

	2003	2002
(In millions)
Common Stock	$8,428	$6,684
Preferred Trust Securities	1,150	1,100
Adjustments:
Intangibles	(4,086)	(2,568)
Securities Valuation Allowance	(125)	(185)
Merchant Banking Investments	(5)	(3)

Tier 1 Capital	5,362	5,028

Qualifying Unrealized Equity Security Gains	—	—
Qualifying Subordinated Debt	2,140	2,102
Qualifying Allowance for Loan Losses	780	802

Tier 2 Capital	2,920	2,904

Total Risk-based Capital	$8,282	$7,932

The following table presents the components of the Company’s risk-adjusted assets at December 31, 2003 and 2002:

	2003		2002
	Balance sheet/ notional amount	Risk adjusted balance	Balance sheet/ notional amount	Risk adjusted balance
(In millions)
Assets
Cash, Due From Banks and Interest-Bearing Deposits in Banks	$12,129	$1,996	$9,852	$1,278
Securities	22,903	6,473	18,300	5,609
Trading Assets	5,406	—	7,309	—
Fed Funds Sold and Securities Purchased Under Resale Agreements	4,829	31	1,385	110
Loans	35,283	31,610	31,340	28,365
Allowance for Loan Losses	(668)	—	(656)	—
Other Assets	12,515	8,397	10,210	7,747

Total Assets	$92,397	$48,507	$77,740	$43,109

Off-Balance Sheet Exposures
Commitments to Extend Credit	$37,243	10,505	$41,787	$11,144
Securities Lending Indemnifications	173,974	594	138,264	400
Standby Letters of Credit and Other Guarantees	12,394	9,871	11,924	9,420
Interest Rate Contracts	484,046	1,172	349,722	1,187
Foreign Exchange Contracts	76,231	628	73,335	542

Total Off-Balance Sheet Exposures	$783,888	22,770	$615,032	$22,693

Market Risk Equivalent Assets		823		532
Allocated Transfer Risk Reserve		(24)		(29)

Risk Adjusted Assets		$72,076		$66,305

The U.S. federal bank regulatory agencies’ risk capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors of the major industrialized countries that develop broad policy guidelines with respect to bank supervisory policies. In January 2001, the BIS released a proposal to replace the existing accord with a new capital accord (“New Accord”) that would set capital requirements for operational risk and refine the existing capital requirements for credit risk. Operational risk would be defined as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. The BIS proposal outlines several alternatives for capital assessment of operational risks. The Company expects its regulators will require it to adopt the advanced approach. The BIS has stated that its objective is to finalize the New Accord by the middle of 2004, and for member countries to implement it by the end of 2006. The ultimate timing and specific content of the New Accord are uncertain. The Company expects, however, that the New Accord incorporating operational risk will eventually be adopted and implemented by the U.S. federal bank regulatory agencies.

The Company has participated in three quantitative impact studies with banking regulators to assess the impact of the New Accord. Based on the results of the Third Quantitative Impact Study which used June 30, 2003 data, the Company does not currently believe the New Accord will have a significant impact on its capital position.

Risk Management

The major risks to which the Company is exposed are credit, market and operational risk. Risk management and oversight begins with the Board of Directors and two key Board committees: the Audit and Examining committee and the Risk Committee. The Risk Committee meets on a regular basis to review the Company’s risks, policies, and risk management activities. The delegation of policy formulation and day-to-day oversight is to the Company’s Chief Risk Policy Officer, who, together with the Chief Auditor and Chief Compliance Officer help ensure an effective risk management structure.

The Company’s risk management framework is designed to:

•	Ensure risks are identified, monitored, reported, and priced properly;

•	Define and communicate the types and amount of risks to take;

•	Communicate to the appropriate level within the Company the type and amount of risk taken;

•	Maintain a risk management organization that is independent of the risk taking activities; and

•	Promote a strong risk management culture that encourages a focus on risk-adjusted performance

Credit Risk Management

Credit risk is the possible loss the Company would suffer if any of its borrowers or other counterparties were to default on their obligations to the Company. Credit risk arises primarily from lending, trading, and securities processing activities. To balance the value of its activities with the credit risk incurred in pursuing them, the Company sets and monitors internal credit limits for activities that entail credit risk, most often on the size of the exposure and the maximum maturity of credit extended. For credit exposures, driven by changing market rates and prices, exposure measures include an add-on for such potential changes.

The Company’s credit approval system of credit officers and credit committees regularly reviews these limits by monitoring the condition of the Company’s borrowers and the scope of their activity. Further, the Credit Risk Review Area regularly examines the credit portfolio.

Credit risk itself is measured in two basic ways. First, the Company projects a statistically expected credit loss, used to help determine the appropriate loan loss reserve and to measure customer profitability. Expected loss considers three basic components: the estimated size of the exposure whenever default might occur, the probability of default before maturity, and the severity of the loss the Company would incur, commonly called “loss given default.” For corporate banking, where most of the Company’s credit risk is created, unfunded commitments are assigned a usage given default percentage. Borrowers/Counterparties are assigned ratings by risk managers independent of the risk taking function on an 18-grade scale, which translates to a scaled probability of default. Finally, transactions are assigned loss-given-default ratings (on a 12-grade scale) that reflect the effects of guarantees, collateral, and relative seniority of position.

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

Credit risk is intrinsic to much of the banking business and necessary to its smooth functioning. However, the Company seeks to limit both on and off-balance sheet credit risk through prudent underwriting and the use of capital only where risk-adjusted returns warrant. The Company seeks to further reduce risk and improve its portfolio diversification through syndications, asset sales, credit enhancements, credit derivatives, and active collateralization and netting agreements. In addition, the Company has an independent Credit Risk Review group made up of experienced loan review officers who perform timely reviews of the loan files and credit rating assigned to the loans.

Market Risk Management

Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, such as loans, securities, deposits, and other borrowings. The Company’s market risks are primarily interest rate and foreign exchange risk and, to a lesser extent, credit risk.

The Company’s market risk governance structure includes two committees comprised of senior executives who review market risk activities, risk measurement methodologies, and risk limits; approve new products; and provide direction for the Company’s market risk profile. The Asset/Liability Management Committee oversees the market risk management process for interest rate risk related to asset/liability management activities. The Market Risk Management Committee oversees the market risk management process for trading activities including foreign exchange risk. Both committees are supported by a comprehensive risk management process that is designed to help identify, measure, and manage market risk, as discussed under “Trading Activities and Risk Management” and “Asset/Liability Management” below and in “Fair Value of Financial Instruments” in the Notes to the Company’s Consolidated Financial Statements.

The information presented that follows with respect to market risk is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include adverse changes in market conditions, the timing of such changes and the actions that management could take in response to these changes as well as the additional factors discussed under “Forward Looking Statements and Factors That Could Affect Future Results”.

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

The following table indicates the calculated VAR amounts for the trading portfolio for the years ending December 31, 2003 and 2002.

	2003				2002
Market Risk	Average	Minimum	Maximum	12/31/03	Average	Minimum	Maximum	12/31/02
(In millions)
Interest Rate	$5.9	$2.0	$13.8	$4.7	$4.6	$2.1	$9.2	$3.5
Foreign Exchange	0.9	0.5	2.5	0.8	1.1	0.5	3.8	0.6
Equity	0.4	—	1.9	0.7	0.3	—	8.9	—
Credit Derivatives	2.1	1.4	2.8	2.2	—	—	—	—
Diversification	(1.5)	NM	NM	(0.6)	(1.7)	NM	NM	(1.2)
Overall Portfolio	7.8	3.4	14.7	7.8	4.3	2.5	9.5	2.9

NM—Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the year 2003, interest rate risk generated 63% of average VAR, credit derivatives generated 23% of average VAR, foreign exchange accounted for 10% of average VAR, and equity generated 4% of average VAR. During 2003, the Company’s daily trading loss did not exceeded the Company’s calculated VAR amounts on any given day.

In 2003, equity VAR reflects the acquisition of Pershing and the start-up of the Company’s equity derivatives business. In 2003, credit derivative VAR reflects the purchase of credit derivatives related to the Company’s loan positions.

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

	December 31, 2003
	(In millions)%
+200 bp Ramp vs. Stable Rate	$(8.5)	(0.50)%
+100 bp Ramp vs. Stable Rate	3.0	0.18
-25 bp Shock vs. Stable Rate	(14.1)	(0.83)

The 100+ basis point ramp scenario assumes a parallel shift up of 25 basis points in each quarter of 2004, while the 200+ ramp scenario assumes a 50 basis point per quarter increase. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The above table relies on certain critical assumptions including depositors behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company’s assets. For example, based on the level of interest rates at December 31, 2003, the Company does not believe it would be able to reduce rates on all its deposit products if there are further declines in interest rates. In addition, if interest rates decline, the Company’s portfolio of mortgage-related assets would have reduced returns if the borrowers pay off their mortgages earlier than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

The Company earns substantial distribution fee income from investing customer funds in various liquid investments as directed by the customer. Declines in interest rates have reduced the return available to be shared by investors, asset managers, and the Company. As a result, further cuts in interest rates may cause a reduction in noninterest income.

The Company also projects future cash flows from its assets and liabilities over a long-term horizon and then discounts these cash flows using the same assumptions noted above. The aggregation of these discounted cash flows is the Economic Value of Equity (“EVE”). The following table shows how the EVE would change in response to changes in interest rates:

Rate Change Basis Points	Estimated Change in EVE December 31, 2003 (In millions)
+200	$(294)
+100	(109)
-25	(38)

These results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The asymmetrical accounting treatment of the impact of a change in interest rates on the Company’s balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the Company’s fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company’s shareholders equity, thereby affecting the tangible common equity (“TCE”) ratio. Under current accounting rules, there is no corresponding change on the Company’s fixed liabilities, even though economically these liabilities are more valuable as rates rise.

The Company projects the impact of this change using the same interest rate ramp up assumptions described earlier and comparing the projected mark-to-market on the investment securities portfolio at December 31, 2003 under the higher rate environments versus a stable rate scenario. The table below shows the impact of a change in interest rates on the TCE ratio:

Rate Change Basis Points	TCE ratio change December 31, 2003 (In basis points)
+200	(58)
+100	(28)

These results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

To manage foreign exchange risk, the Company funds foreign currency-denominated assets with liability instruments denominated in the same currency. The Company utilizes various foreign exchange contracts if a liability denominated in the same currency is not available or desired, and to minimize the earnings impact of translation gains or losses created by investments in overseas markets. The foreign exchange risk related to the interest rate spread on foreign currency-denominated asset/liability positions is managed as part of the Company’s trading activities. The Company uses forward foreign exchange contracts to protect the value of its net investment in foreign operations. At December 31, 2003, net investments in foreign operations approximated $1,402 million and were spread across 12 foreign currencies.

Operational Risk

Overview

Operational risk is the risk of loss resulting from inadequate or failed internal processes, human factors and systems, or from external events.

In providing securities servicing, global payment services, asset management, and traditional banking and trust services, the Company is exposed to operational risk. Operational risk may result from, but is not limited to, errors related to transaction processing, breaches of the internal control system and compliance requirements, and the risk of fraud by employees or persons outside the corporation or business interruption due to system failures or other events. The risk of loss from operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and/or regulatory requirements. As discussed in “Certain Regulatory Considerations”, the Company is subject to a very comprehensive regulatory scheme.

In the event of an operational event, the Company could suffer financial loss, face regulatory or law enforcement action and/or suffer damage to its reputation.

To address this risk the Company maintains comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment. These controls have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the business environment and markets in which it operates, the nature of its businesses and considering factors such as competition and regulation. The Company’s internal auditors monitor and test the overall effectiveness of the internal control and financial reporting systems on an ongoing basis.

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

Operational Risk Management

The Company has established operational risk management as an independent risk discipline. The Operational Risk Management (“ORM”) group reports to the Chief Risk Policy Officer. The organizational framework for operational risk is based upon a strong risk culture that incorporates both governance and risk management activities comprising:

•	Board Oversight and Governance—The Company has established a Risk Committee of the Board that approves and oversee the Company’s operational risk management strategy in addition to credit and market risk. The Committee meets regularly to review and approve operational risk management initiatives, discuss key risk issues, and review the effectiveness of the risk management systems.

•	Business Line Accountability—Business managers are responsible for maintaining an effective system of internal controls commensurate with their risk profiles and in accordance with Company policies and procedures.

•	ORM group—The ORM group is responsible for developing risk management policies and tools for assessing, monitoring, and measuring operational risk for the Company. The primary objectives of the ORM group are to promote effective risk management, create incentives for generating continuous improvement in controls, optimize capital, and improve shareholder value.

Key elements of the operational risk management function include systems to measure, monitor, and allocate economic capital to the business units for operational risks.

Internal Audit

The Company’s internal audit function employs over 190 professionals globally. The group reports directly to the Audit & Examining Committee of the Company. Internal Audit utilizes a risk based approach to its audit approach covering the risks in the operational, compliance, regulatory, technology, fraud, processing and other key risks areas of the Company. Internal Audit has unrestricted access to the Company and are regular participants in all key committees of the Company. In addition, Internal Audit has established an active monitoring program to ensure that the risk based audit program is continually being enhanced for current issues and events.

Business Continuity

The Company has prepared for events that could damage the Company’s physical facilities, cause delay or disruptions to operational functions, including telecommunications networks, or impair the Company’s clients, vendors, and counterparties. Key elements of the Company’s business continuity strategies are business diversification, split operations, data center reconfiguration, and telecommunications planning.

The Company has established multiple geographically diverse locations for its funds transfer and broker-dealer service operations, which have full functionality to assure uninterrupted processing. The Company’s mutual fund accounting and custody, securities operation, securities lending, corporate trust, master trust, UIT, stock transfer, and treasury have common functionality in multiple sites designed to facilitate recovery within 24 hours. In addition, the Company has back-up recovery positions outside downtown Manhattan for over 5,000 employees.

The Company is developing additional geographic diversity outside of Manhattan. The Company plans to open a new leased Brooklyn operation center that will have a capacity for 1,500 full-time staff plus 750 contingency staff in the second half of 2004. In 2004, the Company plans to continue moving additional personnel to growth centers in Florida and upstate New York. The Company has also negotiated the lease for a new data center site in Western New Jersey. This data center will become operational in 2004.

The Company mirrors 100% of its critical production data to a recovery data center. In addition, the Company has made modifications to its data center configurations, and plans to further develop its data center resiliency by acquiring additional data center property to enhance the Company’s diversification.

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

In May 2003, the Federal Reserve published the Interagency Paper, “Sound Practices to Strengthen the Resilience of the U.S. Financial System”. The purpose of the document was to define the guidelines for the financial services industry and other interested parties regarding “best practices” related to business continuity planning. Significant areas impacting the Company include the proximity of production to contingency sites for technology processing and business operations, technology recovery, recovery timeframes, regional diversification, definition of critical functions in financial services, and timetables for implementing best practices.

The Company is committed to meeting or exceeding all of the final requirements. The Company has made significant progress to meeting all of the requirements and the remaining requirements will be phased in over a number of years. The Company has already invested heavily in its business continuity planning configurations. It is unclear at this point what the future expense impact will be for meeting the remainder of these expanded requirements.

Although the Company is committed to meeting both best practices and regulatory requirements, geopolitical uncertainties and other external factors will continue to create risk that cannot always be identified and anticipated. In addition, although the Company attempts, in a number of ways, to deal with operational risks created by its vendors, the Company cannot assure that its vendors’ business contingency operations are sufficient.

Statistical Information

Average Balances and Rates on a Taxable Equivalent Basis (Dollars in millions)

	2003				2002				2001***
	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate
Assets
Interest-Bearing Deposits in Banks (Primarily Foreign)	$6,690	$150		2.24%	$4,809	$133		2.76%	$6,105	$252		4.13%
Federal Funds Sold and Securities Purchased Under Resale Agreements	7,326	79		1.07	3,225	51		1.60	4,260	159		3.72
Margin Loans	3,795	86		2.27	434	12		2.73	612	32		5.23
Loans
Domestic Offices
Other Consumer	4,069	223		5.47	4,010	259		6.47	3,708	300		8.09
Commercial	16,389	632		3.86	14,975	689		4.60	16,582	925		5.58
Foreign Offices	11,370	332		2.93	14,886	505		3.38	17,868	1,016		5.68

Non-Margin Loans	31,828	1,187	*	3.73	33,871	1,453	*	4.27	38,158	2,241	*	5.87

Securities
U.S. Government Obligations	3,839	139		3.61	4,012	208		5.18	3,939	238		6.04
Obligations of States and Political Subdivisions	329	23		6.94	520	34		6.57	654	49		7.48
Other Securities,
Domestic Offices	14,673	529		3.60	9,983	468		4.69	4,785	269		5.62
Foreign Offices	1,085	42		3.91	866	37		4.31	744	39		5.29

Total Other Securities	15,758	571		3.63	10,849	505		4.66	5,529	308		5.58

Trading Securities
Domestic Offices	587	15		2.55	266	6		2.29	633	30		4.81
Foreign Offices	4,018	115		2.85	7,389	254		3.43	7,804	371		4.76

Total Trading Securities	4,605	130		2.81	7,655	260		3.39	8,437	401		4.76

Total Securities	24,531	863		3.52	23,036	1,007		4.37	18,559	996		5.37

Total Interest-Earning Assets	74,170	$2,365		3.19%	65,375	$2,656		4.06%	67,694	$3,680		5.44%

Allowance for Credit Losses	(825)				(631)				(612)
Cash and Due from Banks	2,834				2,675				3,289
Other Assets	15,135				12,236				11,329

Total Assets	$91,314				$79,655				$81,700

Assets Attributable to Foreign Offices**	28.65%				38.43%				42.83%

Taxable equivalent adjustments were $35 million in 2003, $49 million in 2002, and $60 million in 2001 and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

*	Includes fees of $88 million in 2003, $96 million in 2002, and $117 million in 2001. Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.
**	Includes Cayman Islands branch office.
***	2001 reported average balances include the impact of the WTC disaster estimated to be $3.9 billion affecting loans and short-term deposits.

Average Balances and Rates on a Taxable Equivalent Basis (Dollars in millions)

	2003			2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Domestic Offices
Money Market Rate Accounts	$7,381	$60	0.82%	$6,857	$87	1.27%	$6,750	$199	2.95%
Savings	9,014	71	0.78	8,154	90	1.11	7,632	156	2.05
Certificates of Deposit of $100,000 or More	4,179	65	1.56	2,393	52	2.17	446	21	4.79
Other Time Deposits	1,257	20	1.55	1,508	34	2.25	1,884	79	4.18

Total Domestic Offices	21,831	216	0.99	18,912	263	1.39	16,712	455	2.73

Foreign Offices
Banks in Foreign Countries	5,765	56	0.98	6,242	96	1.54	8,303	244	2.93
Government & Official Institutions	422	8	1.92	727	14	1.88	1,103	39	3.58
Other Time and Saving	17,927	227	1.26	17,241	271	1.57	18,516	654	3.53

Total Foreign Offices	24,114	291	1.21	24,210	381	1.57	27,922	937	3.35

Total Interest-Bearing Deposits	45,945	507	1.10	43,122	644	1.49	44,634	1,392	3.12

Federal Funds Purchased and Securities Sold Under Repurchase Agreements	1,542	13	0.85	2,018	29	1.43	3,183	103	3.24
Other Borrowed Funds
Domestic Offices	1,377	20	1.46	1,228	26	2.15	1,749	160	9.16
Foreign Offices	277	1	0.24	1,473	39	2.61	147	3	2.19

Total Other Borrowed Funds	1,654	21	1.26	2,701	65	2.40	1,896	163	8.62
Payables to Customers and Broker-Dealers	3,945	30	0.75	176	2	0.98	308	4	1.35
Long-Term Debt	6,103	150	2.45	5,338	202	3.79	4,609	277	6.00

Total Interest-Bearing Liabilities	59,189	721	1.22%	53,355	942	1.76%	54,630	1,939	3.55%

Noninterest-Bearing Deposits (Primarily Domestic)	12,670			10,673			11,644
Other Liabilities	11,801			9,162			9,201
Common Shareholders’ Equity	7,654			6,465			6,225

Total Liabilities and Shareholders’ Equity	$91,314			$79,655			$81,700

Net Interest Earnings and Interest Rate Spread		$1,644	1.97%		$1,714	2.30%		$1,741	1.89%

Net Yield on Interest-Earning Assets			2.22%			2.62%			2.57%

Liabilities Attributable to Foreign Offices	28.37%			34.22%			36.67%

Rate/Volume Analysis on a Taxable Equivalent Basis (In millions)

	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) due to change in:		Total Increase (Decrease)	Increase (Decrease) due to change in:		Total Increase (Decrease)
	Average Balance	Average Rate		Average Balance	Average Rate
Interest Income
Interest-Bearing Deposits in Banks	$45	$(28)	$17	$(46)	$(73)	$(119)
Federal Funds Sold and Securities Purchased Under Resale Agreements	48	(20)	28	(33)	(75)	(108)
Margin Loans	77	(3)	74	2	(22)	(20)
Loans
Domestic Offices
Other Consumer	4	(40)	(36)	23	(64)	(41)
Commercial	61	(118)	(57)	(93)	(143)	(236)
Foreign Offices	(110)	(63)	(173)	(149)	(362)	(511)

Non-Margin Loans	(45)	(221)	(266)	(219)	(569)	(788)
Securities
U.S. Government Obligations	(9)	(60)	(69)	4	(34)	(30)
Obligations of States and Political Subdivisions	(12)	1	(11)	(9)	(6)	(15)
Other Securities
Domestic Offices	186	(125)	61	250	(51)	199
Foreign Offices	9	(4)	5	6	(8)	(2)

Total Other Securities	195	(129)	66	256	(59)	197

Trading Securities
Domestic Offices	8	1	9	(12)	(12)	(24)
Foreign Offices	(101)	(38)	(139)	(19)	(98)	(117)

Total Trading Securities	(93)	(37)	(130)	(31)	(110)	(141)

Total Securities	81	(225)	(144)	220	(209)	11

Total Interest Income	206	(497)	(291)	(76)	(948)	(1,024)

Interest Expense
Interest-Bearing Deposits
Domestic Offices
Money Market Rate Accounts	6	(33)	(27)	3	(115)	(112)
Savings	9	(28)	(19)	10	(76)	(66)
Certificate of Deposits of $100,000 or More	31	(18)	13	48	(17)	31
Other Time Deposits	(5)	(9)	(14)	(14)	(31)	(45)

Total Domestic Offices	41	(88)	(47)	47	(239)	(192)

Foreign Offices
Banks in Foreign Countries	(7)	(33)	(40)	(51)	(97)	(148)
Government and Official Institutions	(6)	—	(6)	(11)	(14)	(25)
Other Time and Savings	11	(55)	(44)	(42)	(341)	(383)

Total Foreign Offices	(2)	(88)	(90)	(104)	(452)	(556)

Total Interest-Bearing Deposits	39	(176)	(137)	(57)	(691)	(748)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(6)	(10)	(16)	(29)	(45)	(74)
Other Borrowed Funds
Domestic Offices	3	(9)	(6)	(14)	(120)	(134)
Foreign Offices	(18)	(20)	(38)	35	1	36

Total Other Borrowed Funds	(15)	(29)	(44)	21	(119)	(98)

Payables to Customers and Broker-Dealers	28	—	28	(1)	(1)	(2)
Long-Term Debt	26	(78)	(52)	39	(114)	(75)

Total Interest Expense	72	(293)	(221)	(27)	(970)	(997)

Change in Net Interest Income	$134	$(204)	$(70)	$(49)	$22	$(27)

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Unaudited Quarterly Data

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Dollars in millions, except per share amounts)
Total Revenue (tax equivalent basis)	$1,694	$1,647	$1,600	$1,429	$1,471	$1,296	$1,541	$1,492
Interest Income	584	575	595	576	628	649	673	662
Interest Expense	166	168	197	190	215	231	250	250

Net Interest Income	418	407	398	386	413	418	423	412

Provision for Credit Losses	35	40	40	40	390	225	35	35
Noninterest Income	1,102	1,063	996	844	833	636	855	817
Noninterest Expense	1,016	1,039	903	739	700	706	696	648

Income Before Income Taxes	469	391	451	451	156	123	547	546
Income Taxes	162	131	156	156	56	44	186	184

Net Income	$307	$260	$295	$295	$100	$79	$361	$362

Per Common Share Data:
Basic Earnings	$0.40	$0.34	$0.39	$0.41	$0.14	$0.11	$0.50	$0.50
Diluted Earnings	0.40	0.34	0.39	0.41	0.14	0.11	0.50	0.50
Cash Dividend	0.19	0.19	0.19	0.19	0.19	0.19	0.19	0.19
Stock Price
High	33.28	31.45	30.27	27.23	30.35	35.50	41.30	45.35
Low	29.25	28.48	21.01	19.98	20.85	27.79	32.71	36.62
Ratios:
Return on Average Common Shareholders’ Equity	14.81%	12.82%	15.56%	17.80%	5.99%	4.73%	22.59%	23.76%
Return on Average Assets	1.26	1.06	1.30	1.49	0.49	0.40	1.82	1.84

The Company’s securities that are listed on the New York Stock Exchange (NYSE) are Common Stock, Preferred Stock Purchase Rights, 5.95% Preferred Trust Securities Series F, and 6.88% Preferred Trust Securities Series E. The NYSE symbol for the Company’s Common Stock is BK. All of the Company’s other securities are not currently listed. The Company had 26,951 common shareholders of record at February 29, 2004.

The following table discloses the Company’s repurchases of the Company’s common stock made during the fourth quarter of 2003.

Month	Total Number of Shares Acquired	Average Price Per Share	Maximum Shares That May be Repurchased
October 1-31	1,661	$31.15	16,666,974
November 1-30	8,443	31.10	16,658,531
December 1-31	27,241	31.89	16,631,290

All shares were repurchased through the Company’s stock repurchase programs which were announced on December 11, 2001 and November 12, 2002. Each plan permits the repurchase of 16 million shares. Shares repurchased in the fourth quarter result from transaction with employee benefit plans.

Long-Term Financial Goals and Factors That May Affect Them

The Company has several long-term financial goals by which it manages its business and measures its performance. The following goals were recently presented at the Company’s analyst meeting: 1) achieve earnings per share growth of 12%+; 2) achieve a return on equity (ROE) of 18%-20%; and 3) generate at least 2% of targeted EPS growth through operating leverage. The goals are periodically updated to reflect changes in business developments.

The Company’s ability to achieve these goals will be affected by the factors discussed under “Forward Looking Statements and Factors That Could Affect Future Results” as well as the factors discussed below.

Global and regional economic conditions—Economic conditions in the United States and other regions of the world will impact the level of business activity which, in turn, affects the Company’s financial results. Moreover, the economic environment directly impacts the creditworthiness of companies and consumers, affecting the Company’s lending activities. Stresses on credit quality can lead to increased credit costs and a higher amount of nonperforming assets and related charge-offs and provisioning.

Global capital markets activity and asset levels—The Company’s businesses benefit from increases in the volume of financial market transactions worldwide. Corporate actions, cross-border investing, global mergers and acquisitions activity, new debt and equity issuances, and secondary trading volumes all contribute to revenues through the Company’s business mix. Asset price levels are also important, in particular to the Company’s asset management, global funds services, and global custody businesses.

Continuation of favorable global trends—The Company’s businesses benefit from certain global trends, such as the growth of financial assets, creation of new securities, financial services industry consolidation, rapid technological change, globalization of investment activities, structural changes to financial markets, shortened settlement cycles, straight-through processing requirements, and increased demand for outsourcing. These long-term trends all increase the demand for the Company’s products and services around the world. However, in the near term, uncertainty surrounding the potential legislative and regulatory changes under consideration in the securities industry involving soft dollars, directed brokerage, and distribution relationships could have an adverse effect on the Company.

Pricing/competition—Future prices that the Company is able to obtain for its products may increase or decrease from current levels depending upon demand for its products, its competitors’ activities, and the introduction of new products into the marketplace. The current capital markets environment is characterized by uneven growth across sectors, intense competition, and a general lack of pricing power. In addition, clients throughout the industry continue to expect improvements in products and services, which require investments by the Company that are not always recovered through price increases.

Interest rates—The levels of market interest rates, the shape of the yield curve and the direction of interest rate changes all affect net interest income that the Company earns in many different businesses.

Volatility of currency markets—The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. While most of the Company’s foreign exchange revenue is derived from its securities servicing client base, activity levels are generally higher when there is more volatility. Therefore, the Company benefits from currency volatility.

Acquisitions/joint ventures—An integral part of the Company’s overall growth strategy is to make focused acquisitions. Since 1998, the Company has completed 53 acquisitions, particularly in its securities servicing and asset management businesses. In addition, the Company enters into strategic joint ventures around the globe. While the level of transactions has been fairly consistent, acquisition activity by its very nature is not predictable.

Technology—Many of the Company’s products and services depend on processing large volumes of information. The Company’s technology platforms provide global capabilities and scale. However, the Company must continue to execute its technology strategy and deliver on its commitments to its clients. The Company has expended approximately $3 billion over the past five years in technology to establish and maintain a leadership position. Rapid technological change, lower-cost alternatives or competitive pressures, as well as the ongoing significant investments and technical expertise required all pose risks to the Company’s future revenues from products and services that rely upon technology.

Regulatory changes—The Company is subject to regulation by many different governmental agencies in the U.S. and abroad, including the Board of Governors of the Federal Reserve System, the New York State Banking Department, the Federal Deposit Insurance Corporation, the Financial Services Authority in the United

Kingdom, and to a comprehensive statutory regulatory regime. Failure to comply with these regulations could have a material effect on the Company’s business and financial condition; failure to maintain the status of “well-capitalized”, “well managed”, and a satisfactory Community Reinvestment Act rating, in particular, would affect the Company’s status as a financial holding company and eligibility for streamlined review process for acquisition proposals. In addition, failure to maintain the status of “well-capitalized” could affect the confidence of the Company’s clients and would adversely affect its business.

Access to liquidity—If the Company should experience limited access to the funds markets, arising from a loss of confidence of debt purchasers or counterparties in the funds markets in general or the Company in particular, this would adversely affect the Company.

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

Tax law changes—The U.S. Treasury and Internal Revenue Service have taken increasingly aggressive positions against certain corporate investment programs that either reduce or defer taxes. The Company believes that its historic investments have been carefully structured to comply with then current tax law, and received external legal and tax advice confirming the Company’s treatment of the investments. Going forward, there may be fewer opportunities to participate in lease investing, tax credit programs and similar transactions that have benefited the Company in the past. This may adversely impact the Company’s net interest income and effective tax rate.

Acts of terrorism—Acts of terrorism could have a significant impact on the Company’s business and operations. While the Company has in place business continuity and disaster recovery plans, acts of terrorism could still damage the Company’s facilities and disrupt or delay normal operations, and have a similar impact on the Company’s clients, suppliers, and counterparties. Acts of terrorism could also negatively impact the purchase of the Company’s products and services to the extent they resulted in reduced capital markets activity or lower asset price levels.

Glossary

Alternative investments: Usually refers to investments in hedge funds. Many hedge funds pursue strategies that are uncommon relative to mutual funds. Examples of alternative investment strategies are: long-short equity, event driven, statistical arbitrage, fixed income arbitrage, convertible arbitrage, short bias, global macro, and equity market neutral.

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

Depositary receipts (“DR”): A negotiable U.S. security that generally represents a non-U.S. company’s publicly traded equity. Although typically denominated in U.S. dollars, depositary receipts can also be denominated in Euros. Depositary receipts are eligible to trade on all U.S. stock exchanges and many European stock exchanges. American depositary receipts (“ADR”) trade only in the U.S.

Economic Value of Equity (“EVE”): An aggregation of discounted future cash flows of assets and liabilities over a long-term horizon.

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

Granularity refers to the amount of concentration in the credit portfolio due to large individual exposures. One measure of granularity is the amount of economic capital an exposure uses. As the average economic capital per exposure declines, the portfolio is considered to be more granular.

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

Non-qualifying stock options are employee stock options that do not meet the IRS criteria for incentive stock options and trigger a tax when they are exercised. Gains realized on the exercise of non-qualifying options are taxed as ordinary income in the year in which the options are exercised.

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

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share amounts)	2003	2002
Assets
Cash and Due from Banks	$3,843	$4,748
Interest-Bearing Deposits in Banks	8,286	5,104
Securities
Held-to-Maturity (fair value of $256 in 2003 and $952 in 2002)	261	954
Available-for-Sale	22,642	17,346

Total Securities	22,903	18,300
Trading Assets	5,406	7,309
Federal Funds Sold and Securities Purchased Under Resale Agreements	4,829	1,385
Loans (less allowance for loan losses of $668 in 2003 and $656 in 2002)	34,615	30,684
Premises and Equipment	1,398	1,192
Due from Customers on Acceptances	170	351
Accrued Interest Receivable	214	204
Goodwill	3,276	2,497
Intangible Assets	816	78
Other Assets	6,641	5,888

Total Assets	$92,397	$77,740

Liabilities and Shareholders’ Equity
Deposits
Noninterest-Bearing (principally domestic offices)	$14,789	$13,301
Interest-Bearing
Domestic Offices	19,282	19,997
Foreign Offices	22,335	22,089

Total Deposits	56,406	55,387
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	1,039	636
Trading Liabilities	2,519	2,800
Payables to Customers and Broker-Dealers	10,192	870
Other Borrowed Funds	834	475
Acceptances Outstanding	172	352
Accrued Taxes and Other Expenses	4,256	4,066
Accrued Interest Payable	82	101
Other Liabilities (including allowance for lending-related commitments of $136 in 2003 and $175 in 2002)	2,348	929
Long-Term Debt	6,121	5,440

Total Liabilities	83,969	71,056

Shareholders’ Equity
Class A Preferred Stock-par value $2.00 per share, authorized 5,000,000 shares, outstanding 3,000 shares in 2003 and 3,000 shares in 2002	—	—
Common Stock-par value $7.50 per share, authorized 2,400,000,000 shares, issued 1,039,968,482 shares in 2003 and 993,697,297 shares in 2002	7,800	7,453
Additional Capital	1,647	847
Retained Earnings	5,330	4,736
Accumulated Other Comprehensive Income	72	134

	14,849	13,170
Less: Treasury Stock (264,649,827 shares in 2003 and 267,240,854 shares in 2002), at cost	6,420	6,483
Loan to ESOP (126,960 shares in 2003 and 485,533 shares in 2002), at cost	1	3

Total Shareholders’ Equity	8,428	6,684

Total Liabilities and Shareholders’ Equity	$92,397	$77,740

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)	For the years ended December 31,
	2003	2002	2001
Interest Income
Loans	$1,187	$1,452	$2,239
Margin Loans	86	12	32
Securities
Taxable	651	639	463
Exempt from Federal Income Taxes	48	61	74

	699	700	537
Deposits in Banks	150	133	252
Federal Funds Sold and Securities Purchased Under Resale Agreements	79	51	159
Trading Assets	129	259	401

Total Interest Income	2,330	2,607	3,620

Interest Expense
Deposits	507	644	1,392
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	13	29	103
Other Borrowed Funds	21	65	163
Customer Payables	30	2	4
Long-Term Debt	150	202	277

Total Interest Expense	721	942	1,939

Net Interest Income	1,609	1,665	1,681
Provision for Credit Losses	155	685	375

Net Interest Income After Provision for Credit Losses	1,454	980	1,306

Noninterest Income
Servicing Fees
Securities	2,412	1,896	1,775
Global Payment Services	314	296	291

	2,726	2,192	2,066
Private Client Services and Asset Management Fees	384	344	314
Service Charges and Fees	375	357	352
Foreign Exchange and Other Trading Activities	327	234	338
Securities Gains	35	(118)	154
Other	159	134	347

Total Noninterest Income	4,006	3,143	3,571

Noninterest Expense
Salaries and Employee Benefits	2,002	1,581	1,593
Net Occupancy	261	230	233
Furniture and Equipment	185	138	178
Clearing	154	124	61
Sub-custodian Expenses	74	70	62
Software	170	115	90
Communications	92	65	86
Amortization of Intangibles	25	8	112
Merger and Integration Costs	96	—	—
Other	639	420	404

Total Noninterest Expense	3,698	2,751	2,819

Income Before Income Taxes	1,762	1,372	2,058
Income Taxes	605	470	715

Net Income	$1,157	$902	$1,343

Per Common Share:
Basic Earnings	$1.54	$1.25	$1.84
Diluted Earnings	1.52	1.24	1.81
Cash Dividends Paid	0.76	0.76	0.72
Diluted Shares	759	728	741

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,
(In millions)	2003		2002		2001
Preferred Stock
Balance, January 1		$—		$—		$1
Conversion of Preferred Stock		—		—		(1)

Balance, December 31		—		—		—

Common Stock
Balance, January 1		7,453		7,431		7,391
Common Stock Issued in Connection with Pershing Acquisition (Shares: 40,000,000 in 2003)		300		—		—
Common Stock Issued in Connection with Employee Benefit Plans (shares: 6,271,185 in 2003, 2,924,196 in 2002, and 5,244,626 in 2001)		47		22		40

Balance, December 31		7,800		7,453		7,431

Additional Capital
Balance, January 1		847		741		521
Common Stock Issued in Connection with Pershing Acquisition		696		—		—
Common Stock issued in Connection with Employee Benefit Plans		104		106		220

Balance, December 31		1,647		847		741

Retained Earnings
Balance, January 1		4,736		4,383		3,566
Net Income	$1,157	1,157	$902	902	$1,343	1,343
Cash Dividends on Common Stock		(563)		(549)		(526)

Balance, December 31		5,330		4,736		4,383
Accumulated Other Comprehensive Income
Securities Valuation Allowance
Balance, January 1		155		114		244
Change in Fair Value of Securities Available-for-Sale, Net of Taxes of ($68) in 2003, $84 in 2002, and $11 in 2001	(90)	(90)	106	106	20	20
Reclassification Adjustment, Net of Taxes of ($23) in 2003, $40 in 2002, and $81 in 2001	31	31	(65)	(65)	(150)	(150)

Balance, December 31		96		155		114
Foreign Currency Items
Balance, January 1		(47)		(46)		(37)
Foreign Currency Translation Adjustment, Net of Taxes of ($13) in 2003, ($10) in 2002, and ($6) in 2001	(1)	(1)	(1)	(1)	(9)	(9)

Balance, December 31		(48)		(47)		(46)

Unrealized Derivative Gains
Balance, January 1	—	26	—	12	—	—
Cumulative Effect of Change in Accounting Principle, Net of Taxes $7 in 2001	—	—	—	—	10	10
Net Unrealized Derivative Gains on Cash Flow Hedges, Net of Taxes ($3) in 2003, $13 in 2002 and $1 in 2001	(2)	(2)	14	14	1	1
Reclassification of Earnings, Net of Taxes $0.5 in 2001	—	—	—	—	1	1

Balance, December 31		24		26		12

Total Comprehensive Income	$1,095		$956		$1,216

Less Treasury Stock
Balance, January 1		6,483		6,312		5,526
Issued (shares: 3,321,995 in 2003, 3,070,005 in 2002, and 2,875,393 in 2001)		(81)		(75)		(68)
Acquired (shares: 730,968 in 2003, 9,861,332 in 2002, and 18,864,888 in 2001)		18		246		854

Balance, December 31		6,420		6,483		6,312

Less Loan to ESOP
Balance, January 1		3		6		8
Released (shares: 358,573 in 2003, 338,227 in 2002, and 319,129 in 2001)		(2)		(3)		(2)

Balance, December 31		1		3		6

Total Shareholders’ Equity, December 31		$8,428		$6,684		$6,317

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In millions)	2003	2002	2001
Operating Activities
Net Income	$1,157	$902	$1,343
Adjustments to Determine Net Cash Attributable to Operating Activities:
Provision for Credit Losses and Losses on Other Real Estate	155	685	377
Depreciation and Amortization	430	232	284
Deferred Income Taxes	428	96	453
Securities Gains (Losses)	(35)	118	(154)
Change in Trading Activities	1,961	1,959	3,872
Change in Accruals and Other, Net	(284)	(619)	(1,072)

Net Cash Provided by Operating Activities	3,812	3,373	5,103

Investing Activities
Change in Interest-Bearing Deposits in Banks	(2,689)	1,978	(1,392)
Change in Margin Loans	(973)	101	(235)
Purchases of Securities Held-to-Maturity	(27)	(60)	(10)
Paydowns of Securities Held-to-Maturity	706	289	—
Maturities of Securities Held-to-Maturity	10	18	20
Purchases of Securities Available-for-Sale	(28,034)	(21,095)	(12,866)
Sales of Securities Available-for-Sale	7,397	6,846	4,212
Paydowns of Securities Available-for-Sale	9,375	4,026	138
Maturities of Securities Available-for-Sale	5,812	4,574	2,804
Net Principal Received on Loans to Customers	1,367	4,027	669
Sales of Loans and Other Real Estate	953	348	338
Change in Federal Funds Sold and Securities Purchased Under Resale Agreements	754	3,410	1,002
Purchases of Premises and Equipment	(129)	(208)	(165)
Acquisitions, Net of Cash Acquired	(1,844)	(511)	(614)
Proceeds from the Sale of Premises and Equipment	11	1	5
Other, Net	808	(581)	(415)

Net Cash (Used) Provided by Investing Activities	(6,503)	3,163	(6,509)

Financing Activities
Change in Deposits	(201)	(1,462)	(244)
Change in Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(229)	(1,120)	648
Change in Payables to Customers and Broker-Dealers	1,702	(297)	267
Change in Other Borrowed Funds	(814)	(1,674)	1,314
Proceeds from the Issuance of Long-Term Debt	2,276	1,875	560
Repayments of Long-Term Debt	(1,534)	(1,650)	(165)
Issuance of Common Stock	1,230	206	328
Treasury Stock Acquired	(18)	(246)	(854)
Cash Dividends Paid	(563)	(549)	(526)

Net Cash Provided (Used) by Financing Activities	1,849	(4,917)	1,328

Effect of Exchange Rate Changes on Cash	(63)	(93)	175

Change in Cash and Due From Banks	(905)	1,526	97
Cash and Due from Banks at Beginning of Year	4,748	3,222	3,125

Cash and Due from Banks at End of Year	$3,843	$4,748	$3,222

Supplemental Disclosure of Cash Flow Information Cash Paid During the Year for:
Interest	$739	$939	$1,973
Income Taxes	449	328	227
Noncash Investing Activity (Primarily Foreclosure of Real Estate)	—	1	1

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending-related commitments, goodwill and intangibles, pension and postretirement obligations, and the fair value of financial instruments. Actual results could differ from these estimates.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Qualified special-purpose entities (QSPEs) are not consolidated. Revenue is recognized when earned based on contractual terms, or as transactions or services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as other assets. The Company’s most significant equity method investment is a 25.1% investment in Wing Hang, with a carrying value of $220 million. In January 2004, the Company sold a portion of its Wing Hang investment reducing its ownership to 20.2% with a carrying value of $177 million.

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

The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is determined by one of the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral.

At December 31, 2003, the Company split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and standby letters of credit. This resulted in a decrease in the allowance for loan losses of $136 million and a corresponding increase in other liabilities (which includes the allowance for lending-related commitments). Prior period balance sheets have been restated.

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

Leveraged Leases

Significant assumptions involving cash flows, residual values and income tax rates affect the level of revenue associated with leases. Gains and losses on residual values of leased equipment sold are included in other income. Considering the nature of these leases and the number of significant assumptions, there is risk associated with the income recognition on these leases should any of the assumptions change materially in future periods.

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

For the years ended December 31, 2003, 2002, and 2001, the Company recorded ineffectiveness of $0.7 million, $1.2 million and $1.5 million related to fair value and cash flow hedges in other income. The Company recorded a debit of $2 million in 2003, a credit of $14 million in 2002, and a credit of $1 million in 2001 to other comprehensive income arising from the change in value of cash flow hedges.

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

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement. For owned and capitalized assets, estimated useful lives range from 3 to 50 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful life. For internal-use computer software, the Company capitalizes qualifying costs incurred during the application development stage. The resulting asset is amortized using the straight-line method over the expected life, which is generally 5 years. All other costs incurred in connection with an internal-use software project are expensed as incurred.

Goodwill and other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002 as further discussed in Note 4. SFAS 142 requires that goodwill no longer be amortized ratably into the income statement over an estimated life, but rather is to be tested at least annually for impairment. All other intangible assets which have finite useful lives are amortized over those periods, which range from 3 to 18 years.

Stock Options

On January 1, 2003, the Company adopted the fair value method of accounting for its options under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 permits three different methods of adopting fair value: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after January 1, 2003 are expensed while all options granted prior to January 1, 2003 are accounted for under APB 25 using the intrinsic value method. Consistent with industry practice, the Company elected the prospective method of adopting fair value accounting. See footnote “Stock Option Plans” for more information regarding stock options.

The retroactive restatement method requires the Company’s financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company’s net income and earnings per share as if the retroactive restatement method had been adopted.

	2003	2002	2001
(In millions, except per share amounts)
Reported net income	$1,157	$902	$1,343
Stock based employee compensation costs, using prospective method, net of tax	16	—	—
Stock based employee compensation costs, using retroactive restatement method, net of tax	(81)	(87)	(67)

Pro forma net income	$1,092	$815	$1,276

Reported diluted earnings per share	$1.52	$1.24	$1.81
Impact on diluted earnings per share	(0.07)	(0.11)	(0.08)

Pro forma diluted earnings per share	$1.45	$1.13	$1.73

The fair value of options granted in 2003, 2002, and 2001 were estimated at the grant date using the following weighted average assumptions:

	2003	2002	2001
Dividend yield	3.0%	2.5%	3.0%
Expected volatility	31	30	28
Risk free interest rate	2.82	4.35	4.83
Expected option lives	5	5	5

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

2. Accounting Changes and New Accounting Pronouncements

See footnote 4 regarding the impact of Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets”.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this pronouncement did not have an impact on the Company’s results of operations or financial condition.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard had no impact on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe that adoption of this new standard had a significant impact on its financial condition or results of operations.

On October 1, 2002, the Company adopted SFAS No. 147 “Acquisitions of Certain Financial Institutions.” This standard eliminates specialized accounting guidance related to certain acquisitions. The adoption of this pronouncement did not have an impact on the Company’s results of operations or financial condition.

On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments. The adoption of SFAS 149 did not have an impact on the Company’s results of operations or financial condition.

On July 1, 2003, the Company adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The provisions of this SFAS 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective after June 30, 2003. The adoption of SFAS 150 did not have an impact on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in the footnote “Commitments and Contingent Liabilities”. The adoption of FIN 45 did not have an impact on the Company’s results of operations or financial condition.

On February 1, 2003, the Company adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. This interpretation requires a company that holds a variable interest in an entity to consolidate the entity if the company’s interest in the variable interest entities (VIE) is such that the company will absorb a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. Various amendments to FIN 46 delayed the effective date for certain previously established entities until the first quarter of 2004. The adoption of FIN 46 did not have a significant impact on the Company’s results of operations or financial condition.

As of December 31, 2003, the Company had variable interests in 9 securitization trusts. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. See Footnote “Securitizations”.

The most significant impact of FIN 46 was to require that the trusts used to issue trust preferred securities be deconsolidated. As a result, the trust preferred securities no longer represent a minority interest. Under regulatory capital rules, minority interests count as Tier 1 Capital. The Company has $1,150 million of trust preferred securities outstanding. It is possible that the Federal Reserve Board may conclude that trust preferred securities should no longer be treated as Tier 1 regulatory capital or determine, prospectively, that trust preferred securities issued after a designated date not qualify as Tier 1. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under Federal Reserve Board guidelines.

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

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to the Company’s postretirement benefit plans do not reflect the effects of the Act. The Company is currently assessing the provisions of FSP 106-1 and the Act and is unable to estimate their impact on the Company’s consolidated financial statements.

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

At December 31, 2003, the Company was liable for potential contingent payments related to acquisitions in the amount of $620 million. During 2003, the Company paid or accrued $60 million for contingent payments related to acquisitions made in prior years, and $6 million of potential contingent payments lapsed.

2004

In February 2004, the Company acquired the corporate trust business of The Bank of Hawaii. The transaction includes 80 bond trust and agency agreements representing approximately $3 billion of principal debt outstanding to BNY Western Trust Company.

2003

During 2003, six businesses were acquired for a total cost of $2,126 million, primarily paid in cash. Potential contingent payments related to 2003 acquisitions are $56 million. Goodwill related to 2003 acquisition transactions was $716 million. The tax-deductible portion of goodwill is $709 million. All of the goodwill was assigned to the Company’s Servicing and Fiduciary Business segment. The pro forma effect of the 2003 acquisitions other than Pershing is not material to the 2003 results. The revenue impact is included in the “Business Segments Review”. Pershing is discussed below.

In January 2003, the Company acquired the back-office clearance and settlement capabilities of Tilney Investment Management through the acquisition of certain assets. This acquisition based in Liverpool, England, expanded the Company’s United Kingdom correspondent clearing capability.

In February 2003, the Company acquired the assets of International Fund Administration Ltd. (IFA), a Bermuda-based, alternative investment fund administrator. IFA offers service solutions for alternative investments, including hedge funds, and will offer services to funds domiciled in Bermuda, Cayman Islands, Ireland, Jersey, Luxembourg and the United States.

In April 2003, the Company acquired Capital Resource Financial Services, LLC (CRFS), a Chicago-based provider of commission recapture, transition management and third-party services to plan sponsors and investment managers. This acquisition added new clients in execution services and improves market coverage in the Chicago area/Midwest. It was folded into BNY Brokerage, part of BNY Securities Group.

On May 1, 2003, the Company acquired Credit Suisse First Boston’s Pershing unit, headquartered in Jersey City, New Jersey. Pershing is a leading global provider of correspondent clearing services and outsourcing solutions for broker-dealers, asset managers and other financial intermediaries. At acquisition, Pershing had approximately 3,700 employees worldwide at 13 locations in the U.S., Europe and Asia. The Company paid a purchase price of $2 billion in cash, with the premium to book value of $1.3 billion.

The Company financed the purchase price through settlement of its forward sale of 40 million common shares in exchange for approximately $1 billion. The remainder of the purchase price was financed using long-term debt.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The purchase price of $2 billion was allocated as follows: goodwill $0.6 billion, customer relationships $0.4 billion, trademarks $0.4 billion, and other tangible assets $0.6 billion. The results of Pershing are included in the accompanying statement of income for the period from May 1, 2003 through December 31, 2003.

The acquisition was dilutive to the Company’s 2003 earnings by approximately $0.02 per share (not including dilution in 2003 of approximately $0.08 per share from merger and integration charges associated with the acquisition), and the Company expects the acquisition to be accretive by at least $0.03 per share in 2004.

In June 2003, the Company acquired the corporate trust business of INTRUST Bank, N.A., headquartered in Wichita, Kansas. The transaction involved the transfer of more than 300 bond trust and agency appointments for corporations and municipalities in Kansas and the surrounding states.

In December 2003, the Company acquired Fifth Third Bank’s corporate trust business located in Cincinnati, Ohio. The transaction involved the acquisition of approximately 5,000 bond trustee and agency appointments representing $45 billion of principal debt outstanding for nearly 4,000 clients.

2002

During 2002, ten businesses were acquired for a total cost of $498 million, primarily paid in cash. Potential contingent payments related to 2002 acquisitions are $487 million. Goodwill related to 2002 acquisition transactions was $359 million. The tax-deductible portion of goodwill is $165 million. All of the goodwill was assigned to the Company’s Servicing and Fiduciary Business segment.

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

In July 2002, the Company acquired the correspondent clearing business of Weiss, Peck & Greer, LLC. In September 2002, the Company and ING, a global financial institution of Dutch origin, announced a global arrangement to outsource ING’s international cash equities clearance and settlements operations in London, New York, Hong Kong and Singapore to the Company.

In February 2002, the Company acquired the Core International ADR and Domestic Equity Index institutional investment management businesses of Axe-Houghton Associates, Inc. based in Rye Brook, New York. In May 2002, the Company acquired Gannet Welsh & Kotler, Inc, a privately-held asset management firm based in Boston, Massachusetts. In June 2002, the Company acquired Beacon Fiduciary Advisors, a privately-held asset management firm based in Chestnut Hill, Massachusetts.

In August 2002, the Company acquired the Structured Investment Vehicle management business of Quadrant Capital Limited based in London, England. In October 2002, the Company acquired Lockwood Financial Group Inc. based in Malvern, Pennsylvania.

2001

During 2001, nine businesses were acquired for a total cost of $647 million, primarily paid in cash. Goodwill related to 2001 acquisition transactions was $452 million, substantially all of which is deductible for tax purposes. All of the goodwill was assigned to the Company’s Servicing and Fiduciary Business segment.

The details of the 2001 acquisitions are as follows:

•	The correspondent clearing business of Schroder & Co, Inc. from Salomon Smith Barney Inc.

•	The corporate trust businesses of Summit Bancorp, U.S. Trust Corporation, and Central Trust Bank and the indenture trust business of The Trust Company of the Bank of Montreal.

•	The institutional custody and administration business of NatWest Bank, a unit of the Royal Bank of Scotland.

•	Greenwich Advisory Associates, Inc., a privately-held investment advisory firm.

•	Certain assets of MAVRICC Management Systems, Inc., a leading provider of employee stock plan and equity-based compensation plan services.

•	Westminster Research Associates, Inc., a leading provider of independent research products and services to the investment community.

4. Goodwill and Intangibles

Effective January 1, 2002, a new accounting standard requires the Company to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effect follows:

	2001	Basic EPS	Diluted EPS
(In millions, except per share amounts)
Net Income	$1,343	$1.84	$1.81
Add: Goodwill Amortization, Net of Tax	73	0.10	0.10

Adjusted Net Income	$1,416	$1.94	$1.91

Goodwill by segment for the year ended December 31, 2003 is as follows:

Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Consolidated Total
(In millions)
$3,136	$31	$109	$—	$3,276

The Company’s business segments are tested annually for goodwill impairment. No impairment loss was recorded in 2003 or 2002.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
(In millions)
Trade Names	$370	$—	$370	Indefinite Life
Customer Relationships	461	(39)	422	17
Other Intangible Assets	43	(19)	24	7

The aggregate amortization expense of intangibles and goodwill was $25 million, $8 million and $112 million for 2003, 2002, and 2001. Estimated amortization expense for the next five years is as follows:

For the year ended December 31,	Amortization Expense
(In millions)
2004	$33
2005	33
2006	33
2007	32
2008	30

5. Securities

The following table sets forth the amortized cost and the fair values of securities at the end of the last two years:

	2003
	Amortized Cost	Gross Unrealized		Fair Value	Unrealized Losses over 1 Year	# of Issues in Unrealized Losses
		Gains	Losses
(In millions)
Securities Held-to-Maturity:
Mortgage-Backed Securities	$143	$4	$—	$147	$—	—
Emerging Markets	118	—	9	109	9	1

Total Securities Held-to-Maturity	261	4	9	256	9	1

Securities Available-for-Sale:
US Government Obligations	499	6	—	505	—	—
US Government Agency Obligations	240	1	—	241	—	—
Obligations of States and Political Subdivisions	235	16	—	251	—	—
Other Debt Securities	2,733	29	1	2,761	1	8
Mortgage-Backed Securities	18,406	167	17	18,556	—	—
Asset-Backed Securities	20	—	—	20	—	—
Equity Securities	308	—	—	308	—	—

Total Securities Available-for-Sale	22,441	219	18	22,642	1	8

Total Securities	$22,702	$223	$27	$22,898	$10	9

With the exception of emerging market securities, almost all other unrealized losses are attributable to changes in interest rates on investment grade securities. Included in the emerging market securities are $117 million of Philippine bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. The Company believes that all of its unrealized losses are temporary in nature.

	2002
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
(In millions)
Securities Held-to-Maturity:
Mortgage-Backed Securities	$827	$11	$—	$838
Emerging Markets	127	—	13	114

Total Securities Held-to-Maturity	954	11	13	952

Securities Available-for-Sale:
US Government Obligations	529	8	—	537
US Government Agency Obligations	465	4	—	469
Obligations of States and Political Subdivisions	384	19	—	403
Other Debt Securities	3,155	37	—	3,192
Mortgage-Backed Securities	11,992	292	1	12,283
Emerging Markets	2	—	2	—
Equity Securities	481	—	19	462

Total Securities Available-for-Sale	17,008	360	22	17,346

Total Securities	$17,962	$371	$35	$18,298

The amortized cost and fair values of securities at December 31, 2003, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In millions)
Due in One Year or Less	$—	$—	$1,934	$1,936
Due After One Year Through Five Years	—	—	749	759
Due After Five Years Through Ten Years	—	—	158	168
Due After Ten Years	118	109	866	895
Mortgage-Backed Securities	143	147	18,406	18,556
Asset-Backed Securities	—	—	20	20
Equity Securities	—	—	308	308

Total	$261	$256	$22,441	$22,642

Realized gross gains on the sale of securities available-for-sale were $42 million and $163 million in 2003 and 2002. There were $35 million of realized gross losses in 2003 and $232 million of realized gross losses in 2002.

At December 31, 2003, assets amounting to $17.3 billion were pledged primarily for potential borrowing at the Federal Reserve Discount Window. The significant components of pledged assets were as follows: $12.8 billion were securities, $4.4 billion were loans, and the remaining $0.1 billion were primarily trading assets. Included in these pledged assets were securities available-for-sale of $1,056 million which were pledged as collateral for actual borrowings. The lenders in these borrowings have the right to repledge or sell these securities. The Company obtains securities under resale, securities borrowed and custody agreements on terms which permit it to repledge or resell the securities to others. As of December 31, 2003, the market value of the securities received that can be sold or repledged was $4.1 billion. The Company routinely re-pledges or lends these securities to third parties. As of December 31, 2003, the market value of collateral repledged and sold was $504 million.

6. Loans

The Company’s loan distribution and industry concentrations of credit risk at December 31, 2003 and 2002 are incorporated by reference from “Loans” in the Management’s Discussion and Analysis Section of this report. The Company’s retail, community, and regional commercial banking operations in the New York metropolitan area create a significant geographic concentration.

In the ordinary course of business, the Company and its banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Company and to certain entities to which these individuals are related. The aggregate dollar amount of these loans was $475 million, $1,037 million, and $684 million at December 31, 2003, 2002, and 2001. These loans are primarily with related entities under revolving lines of credit. During 2003, these loans averaged $765 million, and ranged from $469 million to $1,044 million. A total of $11 million of these loans have been classified by the Company as nonperforming, while $43 million have been classified as potential problem loans. In addition, $4 million owed in connection with a foreign exchange transaction is past due.

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

	2003	2002
(In millions)
Commercial	$7,916	$12,392
Real Estate	6,378	6,316
Consumer Loans	1,429	1,669
Lease Financings	5,730	5,523
Banks and Other Financial Institutions	3,365	2,916
Loans for Purchasing or Carrying Securities	4,221	1,720
Margin Loans	5,712	352
Government and Official Institutions	93	205
Other	439	247
Less: Allowance for Loan Losses	(668)	(656)

Total	$34,615	$30,684

Transactions in the allowance for credit losses, which represents the allowance for loan losses plus the allowance for lending-related commitments are summarized as follows:

	2003	2002	2001
(In millions)
Balance, January 1	$831	$616	$616
Charge-Offs	(198)	(484)	(388)
Recoveries	16	14	13

Net Charge-Offs	(182)	(470)	(375)
Provision	155	685	375

Balance, December 31	$804	$831	$616

Allowance for Loan Losses	$668	$656	$415
Allowance for Lending-Related Commitments	136	175	201

The table below sets forth information about the Company’s nonperforming assets and impaired loans at December 31:

	2003	2002	2001
(In millions)
Domestic Nonperforming Loans	$270	$355	$156
Foreign Nonperforming Loans	79	84	64

Total Nonperforming Loans	349	439	220
Other Real Estate	—	1	2

Total Nonperforming Assets	$349	$440	$222

Impaired Loans with an Allowance	$287	$376	$147
Impaired Loans without an Allowance(1)	41	27	40

Total Impaired Loans	$328	$403	$187

Allowance for Impaired Loans(2)	$106	$167	$42
Average Balance of Impaired Loans during the Year	394	279	210
Interest Income Recognized on Impaired Loans during the Year	2	1	3

(1)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2)	The allowance for impaired loans is included in the Company’s allowance for loan losses.

At December 31, 2003, commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans.

Interest income recognized on total nonaccrual and reduced rate loans exceeded reversals by $1 million in 2003, $2 million in 2002, and $1 million in 2001. Interest income would have been increased by $12 million, $14 million, and $9 million if loans on nonaccrual status at December 31, 2003, 2002, and 2001 had been performing for the entire year. Interest income received on foreign nonperforming loans equaled reversals in 2003, 2002, and 2001. If foreign loans on nonaccrual status at December 31, 2003, 2002, and 2001 had been performing for the entire year, interest income would have been increased by $1 million in 2003 and 2002, and would not have been affected in 2001. Writedowns of and expenses related to other real estate included in noninterest expense were zero in 2003 and 2002, and $2 million in 2001.

7. Long-Term Debt

The following is a summary of the contractual maturity of long-term debt at December 31, 2003 and totals for 2002:

	2003				2002
	Under 5 Years(1)	After 5 Years Through 10 Years	After 10 Years	Total	Total
(In millions)
Senior Debt
Fixed Rate	$1,224	$207	$—	$1,431	$999
Floating Rate	849	10	31	890	191
Subordinated Debt(2)	448	1,245	921	2,614	3,150
Junior Subordinated Debt(2)	—	—	1,186	1,186	1,100

Total	$2,521	$1,462	$2,138	$6,121	$5,440

(1)	The under five years category above includes $300 million of fixed rate subordinated debt that is repayable in 2004.
(2)	Fixed rate

At December 31, 2003, subordinated debt aggregating $609 million is redeemable at the option of the Company as follows: $175 million in 2004; $93 million in 2005; $234 million in 2006 and $107 million after 2006. The Company has $250 million of subordinated debt that is fixed at 4.25% until 2007 when it becomes variable. The Company has the option to call this debt at that time. The Company has $400 million of subordinated debt that is fixed at 3.40% until 2008 when it becomes variable. The Company has the option to call this debt at that time.

	2003	2002
Weighted Average Interest Rate
Fixed Rate Senior Debt	3.88%	4.26%
Floating Rate Senior Debt	1.14	1.69
Fixed Rate Subordinated Debt	5.65	6.17
Preferred Trust Securities	7.12	7.47

	From	To
Range of Fixed Interest Rates at December 31, 2003
Senior Debt	2.20%	5.20%
Subordinated Debt	3.40	8.50
Junior Subordinated Debt	5.95	7.97

Exposure to interest rate movements is reduced by interest rate swap agreements. As a result of these agreements, the effective interest rates differ from those stated.

Wholly owned subsidiaries of the Company (the “Trusts”) have issued cumulative Company-Obligated Mandatory Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures (“Preferred Trust Securities”). The sole assets of each trust are junior subordinated deferrable interest debentures of the Company, whose maturities and interest rates match the Preferred Trust Securities. The Company’s obligations under the agreements that relate to the Preferred Trust Securities, the Trusts and the debentures constitute a full and unconditional guarantee by the Company of the Trusts’ obligations under the Preferred Trust Securities.

The following table sets forth a summary of the Junior Subordinated Debt issued by the Company as of December 31, 2003:

Preferred Trust Securities

	Amount	Interest Rate	Assets of Trust(1)	Due Date	Call Date	Call Price
(Dollars in millions)
BNY Institutional Capital Trust A	$300	7.78%	$309	2026	2006	103.89%
BNY Capital I	300	7.97	309	2026	2006	103.99
BNY Capital IV	200	6.88	206	2028	2004	Par
BNY Capital V	350	5.95	362	2033	2008	Par

	$1,150		$1,186

(1)	Junior Subordinated Debt

The Company has the option to shorten the maturity of BNY Capital IV to 2013 or extend the maturity to 2047.

The Company redeemed $300 million of preferred trust securities in 2003 replacing them with BNY Capital V.

8. Securitizations

The Company currently provides services to 9 QSPEs as of December 31, 2003. All of the Company’s securitizations are QSPEs as defined in Statement of Financial Accounting Standards No. 140, which by design are passive investment vehicles. Total rate of return swaps entered into in connection with the securitization transactions are recorded in the trading account at fair value with the gain or loss included in net income.

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

The Company provides liquidity and credit enhancement to the commercial paper securitization program through total rate of return swaps. The swaps are constructed to allow reset dates to occur at the maturity of any beneficial interest issued to fund an asset purchase. To the extent there is a liquidity issue impacting the paying ability of the underlying assets or if the underlying assets undergo a credit default, the swaps ensure the timely payments to the beneficial interest holder. Under the terms of the swaps, the Company pays the funding cost of the program plus the expenses and receives the return on the assets.

The $150 million of program assets at December 31, 2003 consist of 67% rated AAA and 33% rated AA2. The authorized size of the program is $5 billion. The Company has not recognized any gain on the sale of assets to this program due to the short time period between the origination or purchase of the transferred assets and their sale to the program. The purpose of the securitization is to hold highly rated low-risk medium-term customer obligations in a capital efficient manner.

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

Municipal Bond Securitizations

The Company also sponsored $92 million of municipal bond securitizations for which no gain was recognized. The municipal bonds that were transferred were weekly variable rate demand bonds that are designed to trade at par. Therefore, the book value of the bonds was equal to par and they were sold at par, resulting in no gain or loss on sale. All of the bonds in the program are credit enhanced by a third party letter of credit provider rated at least A3/BBB. The Company provides additional liquidity and credit enhancement through total rate of return swaps, letters of credit, and/or, standby bond purchase agreements. The program’s purpose is to achieve a favorable after-tax risk-adjusted investment return.

Impact of Programs

The impact of these securitizations on the Company’s fully diluted earnings per share is less than 1 cent. Furthermore, if these transactions were consolidated on the balance sheet, there would have been virtually no impact on the Company’s liquidity, and the Tier 1 and Total Capital ratios at December 31, 2003 would have been 7.41% and 11.46%, respectively vs. 7.44% and 11.49% as reported.

9. Shareholders’ Equity

In January 2003, the Company entered into forward sale agreements to sell 40 million shares of its common stock at an initial forward price of $25.11. In connection with the acquisition of Pershing on May 1, 2003, the Company settled its forward sale of 40 million common shares in exchange for approximately $1 billion.

In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at December 31, 2003 and 2002.

Every outstanding share of Common Stock also represents one right (a “Right”) under the Company’s preferred stock purchase rights plan (the “Rights Plan”). The Rights Plan provides that on the tenth business day after the earlier of (i) the announcement by the Company that any person (an “Acquiring Person”) has become the beneficial owner of 20% of the Company’s Common Stock, or (ii) a person commencing a tender or exchange offer which would result in such person becoming an Acquiring Person, the Rights held by the Acquiring Person become void and each other Right trades separately from the Common Stock and entitles the holder to purchase $125 in market value of the Company’s Common Stock for $62.50. Alternatively, the board could distribute, without charge, one share of Company Common Stock or a fraction of a share of a new series of Preferred Stock, in exchange for each non-voided Right. If there is a merger or other business combination between the Company and an Acquiring Person, each Right would entitle the holder to purchase $125 in market value of the Acquiring Person’s common Stock for $62.50. The Exercise Price of $125 will be adjusted to prevent dilution. The Rights are redeemable for $0.05 per Right until they become exercisable. If not exercised or redeemed, the Rights expire at the close of business on January 13, 2014.

At December 31, 2003, the Company had reserved for issuance approximately 75 million common shares pursuant to the terms of employee benefit plans.

Basic and diluted earnings per share are calculated as follows:

	2003	2002	2001
(In millions, except per share amounts)
Net Income(1)	$1,157	$902	$1,343
Basic Weighted Average Shares Outstanding	752	721	731
Shares Issuable upon Conversion:
Employee Stock Options	7	7	10

Diluted Weighted Average Shares Outstanding	759	728	741

Basic Earnings per Share	$1.54	$1.25	$1.84
Diluted Earnings per Share	$1.52	$1.24	$1.81

(1)	Net Income, net income available to common shareholders and diluted net income are the same for all years presented.

10. Stock Option Plans

The Company’s stock option plans (“the Option Plans”) provide for the issuance of stock options at fair market value at the date of grant to officers and employees of the Company and its subsidiaries. At December 31, 2003, under the Option Plans, the Company may issue 39,104,111 new options. In addition, the Company may reissue any options cancelled under its 1999 and 2003 Long-Term Incentive Plans. Generally, each option granted under the Option Plans is exercisable between one and ten years from the date of grant.

A summary of the status of the Company’s Option Plans as of December 31, 2003, 2002, and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	51,425,347	$37.52	39,301,433	$34.90	33,493,020	$27.78
Granted	18,041,155	23.12	14,363,892	42.32	9,797,300	53.71
Exercised	(1,949,374)	10.24	(1,610,550)	14.03	(3,631,368)	19.07
Canceled	(1,332,117)	34.98	(629,428)	43.00	(357,519)	44.64

Outstanding at End of Year	66,185,011	34.44	51,425,347	37.52	39,301,433	34.90

Options Exercisable	36,444,541	36.47	27,874,156	31.22	20,584,688	24.67
Weighted Average Fair Value of Options Granted During the Year	$4.84		$10.49		$12.40

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 4 to 8	1,033,595	0.9 Years	$7.28	1,033,595	$7.28
11 to 18	4,323,826	2.7	15.30	4,323,826	15.30
20 to 26	17,450,383	9.1	23.07	18,128	21.53
26 to 31	4,914,392	4.2	27.54	4,755,724	27.49
31 to 43	26,597,115	6.7	39.49	19,258,078	38.66
43 to 57	11,865,700	7.3	52.04	7,055,190	53.82

4 to 57	66,185,011	6.9	34.44	36,444,541	36.47

11. Income Taxes

Income taxes included in the consolidated statements of income consist of the following:

	2003			2002			2001
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
(In millions)
Federal	$65	$328	$393	$160	$(27)	$133	$12	$373	$385
Foreign	104	—	104	199	—	199	169	—	169
State and Local	8	100	108	15	123	138	59	102	161

Income Taxes	$177	$428	$605	$374	$96	$470	$240	$475	$715

The components of income before taxes are as follows:

	2003	2002	2001
(In millions)
Domestic	$1,639	$1,243	$1,838
Foreign	123	129	220

Income Before Taxes	$1,762	$1,372	$2,058

The Company’s net deferred tax liability (included in accrued taxes) at December 31 consisted of the following:

	2003	2002	2001
(In millions)
Lease Financings	$3,181	$3,052	$2,956
Depreciation and Amortization	394	283	294
Pension	382	358	311
Discount on Money Market Investment	125	128	130
Securities Valuation	125	182	102
Credit Losses on Loans	(334)	(345)	(363)
Tax Credit Carryovers	(235)	(252)	(4)
Liabilities not Deducted for Tax	(133)	(100)	(106)
Other Assets	(324)	(311)	(293)
Other Liabilities	69	58	137

Net Deferred Tax Liability	$3,250	$3,053	$3,164

The Company has recorded foreign tax credit carryovers of $155 million, a portion of which begin to expire in 2006. In addition, the Company has recorded a $62 million AMT carryover which does not expire and a $35 million state NOL carryover which begins to expire in 2022. The Company has not recorded a valuation allowance because it expects to realize all of its deferred tax assets including these carryovers.

The statutory federal income tax rate is reconciled to the Company’s effective income tax rate below:

	2003	2002	2001
Federal Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, Net of Federal Income Tax Benefit	3.8	6.3	4.9
Nondeductible Expenses	0.2	0.2	0.4
Credit for Synthetic Fuel and Low-Income Housing Investments	(1.2)	(3.9)	(1.2)
Tax-Exempt Income	(1.8)	(2.8)	(2.0)
Foreign Operations	(0.1)	(0.4)	(0.8)
Leveraged Lease Portfolio	(0.3)	(0.3)	(0.2)
Other—Net	(1.3)	0.2	(1.4)

Effective Rate	34.3%	34.3%	34.7%

12. Employee Benefit Plans

The Company has defined benefit and contribution retirement plans covering substantially all full-time and eligible part-time employees and also provides health care benefits for certain retired employees.

	Pension Benefits		Healthcare Benefits
	2003	2002	2003	2002
(In millions)
Change in Benefit Obligation
Obligation at Beginning of Period	$(770)	$(562)	$(154)	$(120)
Acquisition and Other Changes	(45)	—	—	—
Service Cost	(43)	(27)	(1)	(1)
Interest Cost	(49)	(39)	(10)	(8)
Employee Contributions	—	—	—	(4)
Actuarial Gain (Loss)	(101)	(196)	(16)	(35)
Benefits Paid	49	54	11	14

Obligation at End of Period	(959)	(770)	(170)	(154)

Change in Plan Assets
Fair Value at Beginning of Period	1,093	1,253	52	56
Acquisition and Other Changes	34	—	—	—
Actual Return on Plan Assets	176	(112)	7	(4)
Net Dispositions	—	—	—	—
Employer Contributions	12	6	—	—
Employee Contributions	1	—	—	—
Benefit Payments	(49)	(54)	—	—

Fair Value at End of Period	1,267	1,093	59	52

Funded Status	308	323	(111)	(102)
Unrecognized Net Transition (Asset) Obligation	—	—	49	55
Unrecognized Prior Service Cost	2	(1)	—	—
Unrecognized Net (Gain)/Loss	527	467	70	56

Prepaid Benefit Cost	$837	$789	$8	$9

Amounts recognized in the Company’s balance sheet at September 30, 2003 and 2002 consist of:

	Pension Benefits		Healthcare Benefits
	2003	2002	2003	2002
(In millions)
Prepaid Benefit Cost	$863	$805	$8	$9
Accrued Benefit Cost	(26)	(16)	—	—

	$837	$789	$8	$9

The accumulated benefit obligation for all defined benefit plans was $777 million at September 30, 2003 and for U.S. plans only was $548 million at September 30, 2002. Plans based in the U.S. comprise 92% of the total fair value of plan assets at September 30, 2003.

	Pension Benefits		Healthcare Benefits
	2003	2002	2003	2002
(Dollars in millions)
Market-Related Value of Plan Assets at Beginning of Period	$1,547	$1,509	$70	$71
Weighted Average Assumptions Discount Rate	6.15%	6.50%	6.00%	6.75%
Expected Rate of Return on Plan Assets	8.60	9.0	8.3	8.3
Rate of Compensation Increase	3.75	4.5

The Company’s pension benefit plans where the accumulated benefit obligation is in excess of plan assets are as follows:

December 31, 2003
(In millions)
Projected Benefit Obligation	$139
Accumulated Benefit Obligation	116
Fair Value of Plan Assets	59

The Company uses September 30 as the measurement date for plan assets and obligations.

	Pension Benefits			Healthcare Benefits
	2003	2002	2001	2003	2002	2001
(Dollars in millions)
Net Periodic Cost (Income):
Service Cost	$43	$27	$19	$1	$1	$1
Interest Cost	49	39	35	10	8	9
Expected Return on Asset	(134)	(153)	(140)	(6)	(6)	(6)
Other	3	(8)	(12)	7	6	5

Net Periodic Cost (Income)	$(39)	$(95)	$(98)	$12	$9	$9

The expected long-term rate of return on plan assets is set based on a variety of facts and circumstances. Factors considered include forecasts for returns in the equity and fixed income market over the next year, as well as historical returns for these markets. The Company also considers forecasts for growth in the U.S. and global economy, as well as current and forward interest rates. Finally, the Company evaluates changes in the composition of plan assets during the past year and expected changes during the year.

The Company’s investment objective for its U.S. plan is to maximize total return while maintaining a broadly diversified plan. Equities are the main holding including Company common stock as well as private equities. The Company has committed to fund additional private equities, which, when the commitments are drawn upon, will bring the Company’s actual allocation for private equities closer to its target. Alternative investments and fixed income securities provide diversification and lower the volatility of returns.

The Company’s pension assets were invested as follows at September 30:

	Actual Allocation		Target Allocation
	2002	2003
Equities	59%	64%	60%
Fixed Income	28	26	30
Alternative Investment	5	5	5
Private Equities	1	1	5
Cash	7	4	—

Total Plan Assets	100%	100%	100%

Included in the plan assets above were 4.2 million shares of the Company’s common stock with a fair value of $124 million and $122 million at September 30, 2003 and 2002. Assets of the postretirement health care plan are invested in an insurance contract. See “Noninterest Expense” in the unaudited Management’s Discussion and Analysis (MD&A) section of this report for additional discussion of pension plans.

The Company estimates that the contributions it will make in 2004 to fund its pension plans will be $16 million.

The following table shows the expected future benefit payments for the next 10 years:

Year	Pension Benefits	Healthcare Benefits
(In millions)
2004	$27	$12
2005	30	13
2006	33	14
2007	37	14
2008	41	14
2009-2013	284	70

	$452	$137

The assumed health care cost trend rate used in determining benefit expense for 2003 is 8% decreasing to 5% in 2009 and thereafter. The health care cost trend rate is assumed to decline at a uniform, gradual rate until 2009. This pattern is consistent with various economic models that project a decreasing growth rate of health care expenses over time, since health care expense growth cannot outpace gross national product (“GNP”) growth indefinitely. Further, the growth rate assumed in 2009 bears a reasonable relationship to the discount rate. An increase in the health care cost trend rate of one percentage point for each year would increase the benefit obligation by 9.6% and the sum of the service and interest costs by 10.4%. A decrease in this rate of one percentage point for each year would decrease the benefit obligation by 8.3% and the sum of the service and interest costs by 8.9%.

The Company has an Employee Stock Ownership Plan (“ESOP”) covering certain domestic full-time employees with more than one year of service. The ESOP works in conjunction with the Company’s defined benefit pension plan. Employees are entitled to the higher of their benefit under the ESOP or the defined benefit pension plan. If the benefit under the pension plan is higher, the employee’s share of the ESOP is contributed to the pension plan. Contributions are made equal to required principal and interest payments on borrowings by the ESOP. At September 30, 2003, the ESOP owned 11.6 million shares of the Company’s stock. The fair value of ESOP assets were $340 million and $345 million at September 30, 2003 and 2002. Contributions were approximately $1.9 million in 2003, $1.4 million in 2002 and $1 million in 2001. ESOP related expense was $10 million, $12 million, and $14 million in 2003, 2002, and 2001.

The Company has defined contribution plans, excluding the ESOP, for which it recognized a cost of $48 million in 2003, $41 million in 2002, and $81 million in 2001.

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

Under the first and more significant of these limitations, at December 31, 2003, the Bank could declare dividends of approximately $693 million in 2004 plus net profits earned in the remainder of 2004.

The Federal Reserve Board can also prohibit a dividend if payment would constitute an unsafe or unsound banking practice. The Federal Reserve Board generally considers that a bank’s dividends should not exceed earnings from continuing operations.

The Company’s capital ratios and discussion of related regulatory requirements are incorporated by reference from the “Capital Resources” section of Management’s Discussion & Analysis.

The Federal Reserve Act limits and requires collateral for extensions of credit by the Company’s insured subsidiary banks to the Company and certain of its non-bank affiliates. Also, there are restrictions on the amounts of investments by such banks in stock and other securities of the Company and such affiliates, and restrictions on the acceptance of their securities as collateral for loans by such banks. Extensions of credit by the banks to each of the Company and such affiliates are limited to 10% of such bank’s regulatory capital, and in the aggregate for the Company and all such affiliates to 20%, and collateral must be between 100% and 130% of the amount of the credit, depending on the type of collateral.

The insured subsidiary banks of the Company are required to maintain reserve balances with Federal Reserve Banks under the Federal Reserve Act and Regulation D. Required balances averaged $96 million and $106 million for the years 2003 and 2002.

The Company’s condensed financial statements are as follows:

Balance Sheets

	December 31,
(In millions)	2003	2002
Assets
Cash and Due from Banks	$434	$398
Securities	7	7
Loans	41	29
Investment in and Advances to Subsidiaries and Associated Companies
Banks	11,458	9,581
Other	4,840	4,369

	16,298	13,950
Other Assets	361	385

Total Assets	$17,141	$14,769

Liabilities and Shareholders’ Equity
Other Borrowed Funds	$73	$136
Due to Non-Bank Subsidiaries	2,262	3,275
Due to Bank Subsidiaries	—	—
Other Liabilities	298	365
Long-Term Debt	6,080	4,309

Total Liabilities	8,713	8,085

Shareholders’ Equity*
Preferred	—	—
Common	8,428	6,684

Total Liabilities and Shareholders’ Equity	$17,141	$14,769

*	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income

	For the years ended December 31,
(In millions)	2003	2002	2001
Operating Income
Dividends from Subsidiaries
Banks	$188	$887	$1,102
Other	230	141	368
Interest from Subsidiaries
Banks	149	170	126
Other	81	43	45
Other	21	11	245

Total	669	1,252	1,886

Operating Expenses
Interest (including $98 in 2003, $135 in 2002, and $189 in 2001 to Subsidiaries)	172	239	364
Other	22	19	17

Total	194	258	381

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	475	994	1,505
Income Tax (Benefit)/Expense	(16)	21	35

Income Before Equity in Undistributed Earnings of Subsidiaries	491	973	1,470

Equity in Undistributed Earnings of Subsidiaries
Banks	780	(57)	(56)
Other	(114)	(14)	(71)

Total	666	(71)	(127)

Net Income	$1,157	$902	$1,343

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2003	2002	2001
Operating Activities
Net Income	$1,157	$902	$1,343
Adjustments to Determine Net Cash Attributable to Operating Activities:
Amortization	15	13	16
Equity in Undistributed Earnings of Subsidiaries	(666)	71	127
Securities Gains	—	11	8
Change in Interest Receivable	—	2	4
Change in Interest Payable	2	6	(3)
Change in Taxes Payable	(73)	130	108
Other, Net	(108)	121	(154)

Net Cash Provided by Operating Activities	327	1,256	1,449

Investing Activities
Purchases of Securities	(49)	(68)	(11)
Sales of Securities	—	68	—
Maturities of Securities	49	—	10
Change in Loans	(11)	(9)	(8)
Acquisition of, Investment in, and Advances to Subsidiaries	(1,737)	(437)	(1,261)
Other, Net	10	(5)	—

Net Cash Used by Investing Activities	(1,738)	(451)	(1,270)

Financing Activities
Change in Other Borrowed Funds	(63)	(554)	380
Proceeds from the Issuance of Long-Term Debt	1,916	1,875	560
Repayments of Long-Term Debt	(1,234)	(1,250)	(165)
Change in Advances from Subsidiaries	179	38	137
Issuance of Common Stock	1,230	206	328
Treasury Stock Acquired	(18)	(246)	(854)
Cash Dividends Paid	(563)	(549)	(526)

Net Cash Provided (Used) by Financing Activities	1,447	(480)	(140)

Change in Cash and Due from Banks	36	325	39
Cash and Due from Banks at Beginning of Year	398	73	34

Cash and Due from Banks at End of Year	$434	$398	$73

Supplemental Disclosure of Cash Flow Information Cash Paid During the Year for:
Interest	$168	$236	$368
Income Taxes	96	186	39

14. Other Noninterest Income and Expense

In 2003, 2002, and 2001, other noninterest income included $32 million, $469 million, and $175 million respectively, of insurance recoveries. These were offset by an equal amount of expenses related to the WTC disaster in 2003 and 2002, while in 2001 expense and lost revenue associated with the WTC disaster were $242 million.

Other noninterest income includes equity in earnings of unconsolidated subsidiaries of $33 million, $36 million, and $37 million in 2003, 2002, and 2001.

15. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods-see Note 1. The following disclosure discusses these instruments on a uniform basis—fair value. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions used by the Company are discount rates ranging principally from 0.9% to 6% at December 31, 2003 and 1% to 6% at December 31, 2002. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In millions)
Assets
Securities	$23,866	$24,079	$19,194	$19,217
Trading Assets	5,406	5,406	7,309	7,309
Loans and Commitments	28,885	29,397	25,161	25,677
Derivatives Used for ALM	225	272	310	364
Other Financial Assets	17,656	17,656	11,866	11,866

Total Financial Assets	76,038	$76,810	63,840	$64,433

Non-Financial Assets	16,359		13,900

Total Assets	$92,397		$77,740

Liabilities
Noninterest-Bearing Deposits	$14,789	$14,789	$13,301	$13,301
Interest-Bearing Deposits	41,617	41,628	42,086	42,108
Payables to Customers and Broker-Dealers	10,192	10,192	870	870
Borrowings	1,854	1,854	1,087	1,087
Long-Term Debt	6,121	6,406	5,440	5,679
Trading Liabilities	2,519	2,519	2,800	2,800
Derivatives Used for ALM	101	106	125	148

Total Financial Liabilities	77,193	$77,494	65,709	$65,993

Non-Financial Liabilities	6,776		5,347

Total Liabilities	$83,969		$71,056

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/loss) of the derivatives that were linked to these items:

	Carrying Amount	Notional Amount	Unrealized
			Gain	(Loss)
(In millions)
At December 31, 2003
Loans	$455	$423	$—	$(33)
Securities Held-for-Sale	983	932	42	(38)
Deposits	1,111	1,110	3	(6)
Long-Term Debt	4,094	3,945	228	(29)

At December 31, 2002
Loans	$527	$469	$—	$(60)
Securities Held-for-Sale	1,221	1,139	50	(81)
Deposits	587	585	4	(3)
Long-Term Debt	3,728	3,456	311	(3)

The following table illustrates the notional amount, remaining contracts outstanding, and weighted average rates for derivative hedging contracts:

	Total 12/31/03	Remaining Contracts Outstanding at December 31,
		2004	2005	2006	2007	2008
(Dollars in millions)
Receive Fixed Interest Rate Swaps:
Notional Amount	$4,655	$3,845	$3,845	$3,620	$3,320	$3,020
Weighted Average Rate	5.61%	5.92%	5.92%	6.16%	6.24%	6.49%
Pay Fixed Interest Rate Swaps:
Notional Amount	$1,541	$854	$774	$728	$441	$393
Weighted Average Rate	4.21%	5.87%	5.79%	5.78%	6.29%	6.31%
Pay Fixed Credit Default Swaps:
Notional Amount	$214	$214	$214	$—	$—	$—
Weighted Average Rate	0.93%	0.93%	0.93%	—%	—%	—%
Forward LIBOR Rate(1)	1.15%	2.38%	3.80%	4.61%	5.24%	5.60%

(1)	The forward LIBOR rate shown above reflects the implied forward yield curve for that index at December 31, 2003. However, actual repricings for ALM interest rate swaps are generally based on 3 month LIBOR.

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

The Company uses forward foreign exchange contracts to protect the value of its investments in foreign subsidiaries. The after-tax effects are shown in the cumulative translation adjustment included in shareholders’ equity. At December 31, 2003 and 2002, $1,133 million and $909 million in notional amount of foreign exchange contracts, with fair values of $(38) million and $(23) million, hedged corresponding amounts of foreign investments. These foreign exchange contracts had a maturity of less than 6 months at December 31, 2003.

Deferred net gains or losses on ALM derivative financial instruments at December 31, 2003 and 2002 were $10 million credit and $25 million credit, respectively.

Net interest income increased by $130 million in 2003, $109 million in 2002, and $50 million in 2001 as a result of ALM derivative financial instruments.

A discussion of the credit, market, and liquidity risks inherent in financial instruments is presented under “Liquidity”, “Market Risk Management”, “Trading Activities and Risk Management”, and “Asset/Liability Management” in the unaudited MD&A section of this report and in the “Trading Activities” and “Commitments and Contingent Liabilities” Notes to the Consolidated Financial Statements.

16. Trading Activities

The following table shows the fair value of the Company’s financial instruments that are held for trading purposes:

	2003				2002
	Assets		Liabilities		Assets		Liabilities
Trading Account	12/31	Average	12/31	Average	12/31	Average	12/31	Average
(In millions)
Interest Rate Contracts:
Futures and Forward Contracts	$51	$45	$—	$—	$112	$72	$—	$—
Swaps	1,601	1,873	247	567	1,834	1,663	682	873
Written Options	—	—	1,324	1,355	—	—	1,508	1,185
Purchased Options	208	223	—	—	285	220	—	—
Foreign Exchange Contracts:
Written Options	—	—	55	19	—	—	78	82
Purchased Options	41	58	—	—	66	82	—	—
Commitments to Purchase and Sell Foreign Exchange	630	276	740	353	472	439	528	465
Debt Securities	2,837	4,602	125	79	4,516	7,620	1	21
Credit Derivatives	3	5	5	6	7	15	3	13
Equities	35	33	23	18	17	27	—	10

Total Trading Account	$5,406	$7,115	$2,519	$2,397	$7,309	$10,138	$2,800	$2,649

Other noninterest income included the following income related to trading activities:

	2003	2002	2001
(In millions)
Foreign Exchange	$193	$165	$206
Interest Rate Contracts	41	19	63
Debt Securities	74	52	49
Credit Derivatives	(7)	(5)	3
Equities	26	3	17

	$327	$234	$338

Foreign exchange includes income from purchasing and selling foreign exchange, futures, and options. Interest rate contracts reflect results from futures and forward contracts, interest rate swaps, foreign currency swaps, and options. Debt and other securities primarily reflect income from debt securities. Credit derivatives include revenue from credit default swaps. Equities include income from equity securities and equity derivatives.

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

A summary of the notional amount of the Company’s off-balance-sheet credit transactions, net of participations, at December 31, 2003 and 2002 follows:

Off-Balance-sheet Credit Risks

	2003	2002
(In millions)
Lending Commitments	$35,576	$40,330
Standby Letters of Credit	10,168	9,577
Commercial Letters of Credit	1,013	1,052
Securities Lending Indemnifications	173,974	138,264

The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at December 31, 2003 and 2002 was $136 million and $175 million.

In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At December 31, 2003 and 2002, securities lending indemnifications were secured by collateral of $177.1 billion and $142.5 billion.

Standby letters of credit principally support corporate obligations and include $0.7 billion and $0.5 billion that were collateralized with cash and securities at December 31, 2003 and 2002. At December 31, 2003, approximately $7.2 billion of the standbys will expire within one year, and the balance between one to five years.

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

At December 31, 2003, approximately $170 billion of interest rate contracts will mature within one year, $235 billion between one and five years, and the balance after five years. At December 31, 2003, approximately $69 billion of foreign exchange contracts will mature within one year and $7 billion between one and five years. Derivative financial instruments with a carrying value of $8 million were on nonperforming status at year-end 2003.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk the Company assumes whenever it engages in a derivative contract.

A summary of the notional amount and credit exposure of the Company’s derivative financial instruments at December 31, 2003 and 2002 follows:

	Notional Amount		Credit Exposure
	2003	2002	2003	2002
(In millions)
Interest Rate Contracts:
Futures and Forward Contracts	$84,033	$40,805	$—	$—
Swaps	181,271	146,165	5,469	6,291
Written Options	144,785	112,676	4	4
Purchased Options	73,957	50,076	1,198	1,467

Foreign Exchange Contracts:
Swaps	2,943	2,146	174	67
Written Options	9,703	9,999	—	11
Purchased Options	11,112	12,441	187	191
Commitments to Purchase and Sell Foreign Exchange	52,474	48,749	1,067	763

Equity Derivatives:
Futures and Forwards	13	—	—	—
Written Options	90	—	—	—
Purchased Options	99	—	12	—

Credit Derivatives:
Swaps	—	1,818	—	6
Beneficiary	853	—	—	—
Guarantor	560	—	3	—

			8,114	8,800
Effect of Master Netting Agreements			(6,316)	(6,594)

Total Credit Exposure			$1,798	$2,206

Operating Leases

Net rent expense for premises and equipment was $154 million in 2003, $131 million in 2002, and $165 million in 2001.

At December 31, 2003, the Company was obligated under various noncancelable lease agreements, some of which provide for additional rents based upon real estate taxes, insurance, and maintenance and for various renewal options. The minimum rental commitments under noncancelable operating leases for premises and equipment having a term of more than one year from December 31, 2003 are as follows:

	Years ending December 31,
	Operating Leases	WTC	Total
(In millions)
2004	$151	$19	$170
2005	139	19	158
2006	127	19	146
2007	97	20	117
2008	88	19	107
Thereafter	503	91	594

Total Minimum Lease Payments	$1,105	$187	$1,292

In the aftermath of the WTC disaster, the Company leased temporary space for employees to use until their regular workplaces became available. In 2002, the Company returned to its facilities and is seeking to sublet the interim space. At December 31, 2003, the Company has recorded a liability for its sublease loss of $162 million.

Other

In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured leasing transactions prior to mid-1999 that the IRS has challenged. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law and that it should prevail with respect to such challenge. However, a court or other judicial or administrative authority, if presented with the transactions, could disagree. The Company intends to defend its position vigorously in accordance with its view of the law controlling these investments. The IRS has recently indicated that it may consider settlement with taxpayers in such cases, but it is not known whether settlements could be reached that would be acceptable to the Company.

The Company has also entered into two investments that produce synthetic fuel from coal byproducts. Section 29 of the Internal Revenue Code provides a tax credit for these types of transactions. In early 2003, the IRS publicly indicated that it planned to conduct independent research at several leading sponsors of these investments to verify that the chemical changes required to achieve the tax credit are in fact taking place. Both the Company’s investments have an ongoing program for testing production in order to verify that the required chemical change occurs, and an independent testing laboratory provides documentation attesting to this result. In addition, both investments were reviewed by the IRS and were issued favorable private letter rulings as to the investments’ qualification for Section 29 credit purposes. In October, however, the IRS announced that it had completed its review and concluded that the test procedures and results are scientifically valid if applied in a consistent and unbiased manner. As a result, the IRS has since resumed issuing private letter rulings on the same basis as the rulings issued in respect of the Company’s investments. The Company believes its tax position is proper as it relates to these investments and that it should prevail if challenged.

The Company currently believes it has adequate tax reserves to cover these and other potential tax exposures the IRS could raise.

In the ordinary course of business, there are various legal claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company’s consolidated financial statements. See “Legal Proceedings” under Part I, Item 3 for further details.

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

THE BANK OF NEW YORK COMPANY, INC.

We have audited the accompanying consolidated balance sheets of The Bank of New York Company, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank of New York Company, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

NEW YORK, NEW YORK

January 30, 2004

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2003

Commission file number 1-6152

THE BANK OF NEW YORK COMPANY, INC.

New York

(State or other jurisdiction of incorporation or organization)

I.R.S. Employer Identification No. 13-2614959

Address: One Wall Street

New York, New York 10286

Telephone: (212) 495-1784

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $7.50 par value*

Preferred Stock Purchase Rights*

6.88% Preferred Trust Securities, Series E*

5.95 Preferred Trust Securities, Series F*

Securities registered pursuant to Section 12(g) of the Act:

Class A, 7.75% Cumulative Convertible Preferred Stock

7.97% Capital Securities, Series B

As of February 29, 2004, The Bank of New York Company, Inc. had 775,698,318 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates on February 29, 2004 was $25,598,044,494.

The Bank of New York Company, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption “Forward-Looking Statements and Factors That Could Affect Future Results” are incorporated in the Form 10-K.

*	Registered on New York Stock Exchange

The following sections of the Annual Report set forth in the cross-reference index are incorporated in Form 10-K.

	Cross-reference	Page(s)
PART I
Item 1	Business	2 - 65
Item 2	Properties	109
Item 3	Legal Proceedings	110
Item 4	Submission of Matters to a Vote of Security Holders	109
PART II
Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	60
Item 6	Selected Financial Data	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2 - 65
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	51 - 54
Item 8	Financial Statements and Supplementary Data	66 - 101
	Quarterly Data	60
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109
Item 9A	Controls and Procedures	114
PART III
Item 10	Directors and Executive Officers of the Registrant	111,115
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*
PART IV
Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	116

*	Proxy Statement for the annual meeting of shareholders to be held April 13, 2004 (other than information included in the proxy statement pursuant to Item 402 (i), (k) and (l) of Regulation S-K) is incorporated herein by reference.

Certain Regulatory Considerations

General

The Company is a bank holding company subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 (“BHC Act”) and has qualified and elected to be treated as a financial holding company (a “FHC”) under the BHC Act. The Company is also subject to regulation by the New York State Banking Department. Under the BHC Act, bank holding companies that are not FHCs are generally limited to engaging in the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.

A bank holding company, such as the Company, each of whose depository institution subsidiaries is “well capitalized” and “well managed” under applicable law and regulation may elect to be a FHC and engage in a broader range of activities than those traditionally permissible for U.S. bank holding companies. In order for a FHC to commence any new activity permissible for FHCs and to acquire any company engaged in any new activities permissible for FHCs, each insured depository institution of the FHC must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act.

Under the BHC Act, a FHC may, without the prior approval of the Federal Reserve Board, engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Department of the Treasury) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and lending activities. Under the new merchant banking provisions of the BHC Act, qualifying FHCs may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that the FHC makes the investment for a limited duration and does not routinely manage the company.

A FHC that does not continue to meet all of the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies or to continue such activities.

Both federal and state laws extensively regulate various aspects of the banking business, such as permissible loans, investments and activities, and impose reserve requirements. These regulations are intended primarily for the protection of depositors rather than the Company’s stockholders.

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

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its banks and to commit resources to support its banks, including in circumstances where it might not do so absent such policy. In addition, any loans by the Company to its banks would be subordinate in right of payment to depositors and to certain other indebtedness of its banks.

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

Federal and state laws impose approval requirements for mergers and acquisitions involving commercial banks or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of any class of the voting shares or all or substantially all of the assets of a commercial bank or bank holding company. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act, and the effectiveness of the subject organizations in combating money laundering activities.

Capital Adequacy

The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the Total Capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries (including preferred trust securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses. Not more than 25% of qualifying Tier 1 Capital may consist of preferred trust securities.

In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 Capital to average total assets) guidelines for bank holding companies and banks. The Federal Reserve Board’s guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Moreover, as discussed above, the Company’s bank subsidiaries must be “well capitalized” for the Company to maintain its FHC status. At December 31, 2003, the Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which it revised in December 2003 (“FIN 46”). FIN 46 significantly changes how companies determine whether they must consolidate an entity depending on whether the entity is a variable interest entity. Traditionally, trusts used for issuing preferred trust securities have been consolidated by their parent companies and preferred trust securities have been eligible for treatment as Tier 1 Capital by bank holding companies under Federal Reserve Board rules and regulations. Under FIN 46, however, such trusts may constitute variable interest entities that must be deconsolidated by their parent companies. In July 2003, the Federal Reserve Board indicated in a supervisory letter that preferred trust securities would continue to be treated as Tier 1 Capital until notice is given to the contrary and that it would review the regulatory implications of any accounting treatment changes and would provide further guidance if necessary or warranted. At this time, the Company cannot predict whether the Federal Reserve Board’s review will result in any changes in the capital treatment of its preferred trust securities. See “Accounting Changes and New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements regarding the adoption of FIN 46.

See “Capital Resources” in the “MD&A” section for a discussion of the BIS proposal to change the risk-based capital guidelines.

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) among other things, requires federal banking regulators to take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

Under applicable regulations, an FDIC-insured bank is deemed to be: (i) well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; (ii) adequately capitalized if it maintains a Leverage Ratio of at least 4% (or a Leverage Ratio of at least 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio of 4% and a Total Capital Ratio of at least 8% and is not defined to be well capitalized; (iii) undercapitalized if it has a Leverage Ratio of less than 4% (or a Leverage Ratio that is less than 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio less than 4% or a Total Capital Ratio of less than 8% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; (iv) significantly undercapitalized if it has a Leverage Ratio of less than 3%, a Tier 1 Capital Ratio less than 3% or a Total Capital Ratio of less than 6% and it does not meet the definition of critically undercapitalized; and (v) critically undercapitalized if it maintains a level of tangible equity capital less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

A depository institution that is not well capitalized is subject to certain limitations on brokered deposits. In addition, as indicated above, if a depository institution is not well capitalized, its parent holding company cannot become, and, subject to a capital restoration plan, cannot remain, a FHC.

The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve and to growth limitations, and are required to submit a capital restoration plan. For a capital restoration plan to be acceptable, any holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it became undercapitalized or the amount of the capital deficiency at the time it fails to comply with the plan. In the event of the holding company’s bankruptcy, such guarantee would take priority over claims of its general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

In the future, the assessment rate applicable to the Company will be determined in part by the risk assessment classification assigned by the FDIC and in part by the BIF assessment adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF are to be assessed at a rate between 0 cents and 27 cents per $100 of deposits.

In recent years, the Company’s U.S. bank subsidiaries and other well capitalized and well managed banks have not paid premiums for FDIC insurance due to favorable loss experience and a healthy reserve ratio in the BIF. However, such well capitalized and well managed banks may be required to pay premiums on deposit insurance in the future. The outcome of legislative and regulatory initiatives, the BIF loss experience and other factors will determine the amount of such premiums.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.54 cents per $100 of deposits.

Depositor Preference

The FDIA provides for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

Cross Guarantee Liability of FDIC-Insured Bank Subsidiaries

A financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses incurred by, or reasonably expected to be incurred by, the FDIC resulting from the insolvency of the failed institution or from providing assistance to the failing institution, even if this causes the affiliated institution also to become insolvent. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary’s cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

Restrictions on Transfer of Funds

Restrictions on the transfer of funds to the Company and subsidiary bank dividend limitations are discussed in Footnote 13 to the Consolidated Financial Statements.

Privacy

The Gramm-Leach-Bliley Act (“GLB Act”) modified laws related to financial privacy. The GLB Act financial privacy provisions generally prohibit a financial institution, including the Company, from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. The GLB Act permits states to adopt more restrictive privacy laws. A number of state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission, and other state legislatures are considering similar laws. These laws may make it more difficult for the Company to share customer information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.

USA Patriot Act

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as the Company’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Treasury is expected to issue or finalize a number of additional regulations which will further clarify the USA Patriot Act’s requirements.

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

Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including credit to low and moderate income individuals and geographies. Should the Company or its bank subsidiaries fail to serve adequately the community, potential penalties may include regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Legislative Initiatives

Various legislative initiatives are from time to time introduced in Congress. The Company cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 2003.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no events which require disclosure under Item 304 of Regulation S-K.

Properties

At December 31, 2003 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York City; various locations in New Jersey and Connecticut; Harrison, New York; Newark, Delaware; Brussels, Belgium; London, England; Liverpool, England; Edinburg, Scotland; Bombay, India; Orlando, Florida; Syracuse, New York; and Utica, New York. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations. See “World Trade Center Disaster” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report for a discussion of the impact of the World Trade Center disaster on the Company’s properties.

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

As previously disclosed, the U.S. Attorney’s Office for the Eastern District of New York (the “Office”) is conducting an investigation of an alleged fraudulent scheme by RW Professional Leasing Services Corp. (“RW”), a former customer of a Long Island branch of the Company’s principal banking subsidiary, The Bank of New York (the “Bank”). The Bank has been notified that it and certain of its employees are subjects of the ongoing investigation. Criminal charges have been filed against RW, certain of its principals and other individuals including a former employee who had served as a branch manager of the Bank. The Bank is cooperating fully in the investigation.

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

Executive Officers

Thomas A. Renyi

Mr. Renyi, 58, has served as Chairman and Chief Executive Officer of The Bank of New York Company, Inc. and The Bank of New York since 1998.

Alan R. Griffith

Mr. Griffith, 62, has served as Vice Chairman of The Bank of New York Company, Inc, and The Bank of New York since 1997.

Gerald L. Hassell

Mr. Hassell, 52, has served as President of The Bank of New York Company, Inc. and The Bank Of New York since 1998.

Bruce W. Van Saun

Mr. Van Saun, 46, has served as Senior Executive Vice President of The Bank of New York Company, Inc. and Chief Financial Officer of The Bank of New York Company, Inc. and The Bank of New York since 1998.

Robert J. Mueller

Mr. Mueller, 62, has served as Senior Executive Vice President of The Bank of New York Company, Inc. and The Bank of New York since 2000. From 1998 to 2000, Mr. Mueller was Senior Executive Vice President of the Asset Based Lending Sector of The Bank of New York.

J. Michael Shepherd

Mr. Shepherd, 48, has served as Executive Vice President, General Counsel and Secretary of The Bank of New York Company, Inc. and Executive Vice President and General Counsel of The Bank of New York since 2001. Prior to joining The Bank of New York Company, Inc. Mr. Shepherd was a Partner in the law firm of Brobeck, Phleger and Harrison, LLP.

Thomas J. Mastro

Mr. Mastro, 54, has served as Comptroller of The Bank of New York Company, Inc. and The Bank of New York since 1999. From 1998 to 1999, Mr. Mastro was a Senior Vice President of The Bank of New York.

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

Forward Looking Statements and Factors That Could Affect Future Results

The information presented with respect to, among other things, earnings and revenue outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, the Company’s plans, objectives and strategies for reallocating assets and moving further into fee-based businesses, and future loan losses, is forward looking information. Forward looking statements are the Company’s current estimates or expectations of future events or future results.

The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words “estimate,” “forecast,” “project,” “anticipate,” “target,” “expect,” “intend,” “think,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

Forward looking statements, including the Company’s discussions and projections of future results of operations and discussions of future plans contained in Management’s Discussion and Analysis and elsewhere in this Form 10-K, are based on management’s current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward looking statements could be affected by a number of factors, some of which by their nature are dynamic and subject to rapid and possibly abrupt changes which the Company is necessarily unable to predict with accuracy, including:

General business and economic conditions—Disruptions in general economic activity in the United States or abroad, to the Company’s operational functions or to financial market settlement functions. The economic and other effects of the continuing threat of terrorist activity following the WTC disaster and subsequent U.S. military actions. Changes in customer credit quality, future changes in interest rates, inflation, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, competition, credit, market and operating risk, and loan demand. The pace of recovery of the domestic economy, technological change in our industry, market demand for the Company’s products and services, the savings rate of individuals and future global political, economic, business and market conditions. Variations in management projections, methodologies used by management to set adequate reserve levels for contingent liabilities, evaluate risk or market forecasts and the actions that management could take in response to these changes.

Acquisitions—Lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, entering new and unfamiliar markets, incurring undiscovered liabilities, incorrectly valuing acquisition candidates, the ability to satisfy customer requirements, retain customers and realize the growth opportunities of acquired businesses and management’s ability to achieve efficiency goals.

Competition—Increased competition from other domestic and international banks and financial service companies such as trading firms, broker dealers and asset managers as well as from unregulated financial services organizations. Rapid technological changes require significant and ongoing investments in technology to develop competitive new products and services or adopt new technologies.

Dependence on fee based business—Revenues reflect changes in the volume of financial transactions in the United States and abroad, the level of capital market activity affects processing revenues, changes in asset values affect fees which are based on the value of assets under custody and management, the level of cross-border investing, investor sentiment, the level of debt issuance and currency exchange rate volatility all impact our revenues.

Reputational and legal risk—Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal and regulatory requirements, financial reporting irregularities involving other large and well known companies and regulatory investigations of the mutual fund industry could affect our ability to attract and retain customers maintain access to the capital markets or result in suits, enforcement actions, fines and penalties.

Legislative and Regulatory Environment—Changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance and response costs and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into the Company’s businesses.

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

Website Information

The Company makes available, on its website: www.bankofny.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the Company’s earnings releases and management conference calls and presentation are available through the website.

Code of Ethics

The Company has adopted a code of ethics which it refers to as its Code of Conduct. The Code of Conduct applies to the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Comptroller, herein referred to as the “Specified Officers.” The Code of Conduct also applies to all other employees of the Company and its subsidiaries, as well as to directors of the Company. The Code of Conduct is posted on the Company’s website http://www.bankofny.com and is also available in print to any shareholder who requests it. Requests should be sent to The Bank of New York Company, Inc., Office of the Secretary, One Wall Street, NY, NY 10286. The Company intends to disclose on its website any amendments to or waiver of the Code of Conduct relating to executive officers (including the Specified Officers) or its directors.

Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in New York, New York, on the 9th day of March, 2004.

THE BANK OF NEW YORK COMPANY, INC.

By:	/s/ THOMAS J. MASTRO

Thomas J. Mastro
Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March, 2004.

Name	Title

/s/ THOMAS A. RENYI Thomas A. Renyi	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director

/s/ GERALD L. HASSELL Gerald L. Hassell	President and Director

/s/ ALAN R. GRIFFITH Alan R. Griffith	Vice Chairman and Director

/s/ BRUCE W. VAN SAUN Bruce W. Van Saun	Senior Executive Vice President And Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS J. MASTRO Thomas J. Mastro	Comptroller (Principal Accounting Officer)

/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director

/s/ NICHOLAS M. DONOFRIO Nicholas M. Donofrio	Director

/s/ RICHARD J. KOGAN Richard J. Kogan	Director

/s/ MICHAEL J. KOWALSKI Michael J. Kowalski	Director

/s/ JOHN A. LUKE, JR. John A. Luke, Jr.	Director

/s/ JOHN C. MALONE John C. Malone	Director

/s/ PAUL MYNERS Paul Myners	Director

/s/ ROBERT C. POZEN Robert C. Pozen	Director

/s/ CATHERINE A. REIN Catherine A. Rein	Director

/s/ WILLIAM C. RICHARDSON William C. Richardson	Director

/s/ BRIAN L. ROBERTS Brian L. Roberts	Director

/s/ SAMUEL C. SCOTT III Samuel C. Scott III	Director

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statement Filed	Page(s)
The Bank of New York Company, Inc. Consolidated Financial Statements	66 - 69
Notes to Consolidated Financial Statements	70 -101
Report of Independent Accountants	102

Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

The exhibits filed as part of the 2003 Form 10-K are accessible at no cost on the Company’s Website at www.bankofny.com or through the United States Securities and Exchange Commission’s Website at www.sec.gov. Printed copies of the exhibits may be obtained by shareholders of record for $0.15 per page by writing to Patricia Bicket, Secretary, The Bank of New York, One Wall Street, New York, NY 10286.

Since September 30, 2003, the Company has filed the following Current Reports on Form 8-K:

October 22, 2003: Unaudited interim financial information and accompanying discussion for the third quarter of 2003.

January 21, 2004: Unaudited interim financial information and accompanying discussion for the fourth quarter of 2003.

January 28, 2004: Projections and earnings estimates presented to financial analysts on January 26, 2004.

The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

Exhibit No.
3	(a)	The By-Laws of The Bank of New York Company, Inc. as amended through May 13, 2003 incorporated by reference to Exhibit 3(a) to Form 10-Q for June 30, 2003.

(b	)	Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated May 8, 2001, incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-3 filed June 7, 2001 (File No. 333-62516, 333-62516-01, 333-62516-02, 333-62516-03 and 333-62516-04).

4	(a)	None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

(b	)	Amended and Restated Rights Agreement, including form of Preferred Stock Purchase Right, dated as of January 13, 2004 between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to Form 8-A/A dated January 13, 2004.

*10	(a)	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(m) to Form 10-K for the year 1993.

*	(b)	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements.

*	(c)	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements.

*	(d)	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(r) to Form 10-K for the year 1994.

Exhibit No.

*	(e)	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements.

*	(f)	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(d) to Form 10-K for the year 1996.

*	(g)	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1996.

*	(h)	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements.

*	(i)	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements.

*	(j)	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(a) to Form 10-K for the year 1997.

*	(k)	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(oo) to Form 10-K for the year 1998.

*	(l)	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation, incorporated by reference to Exhibit 10(gg) to Form 10-K for the year 1999.

*	(m)	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(f) to Form 10-Q for September 30, 2000.

*	(n)	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(jjj) to Form 10-K for the year 2000.

*	(o)	Amendment Number 14 dated June 28, 2002 to the Trust Agreement related to executive compensation agreements.

*	(p)	Amendment Number 15 dated June 30, 2003 to the Trust Agreement related to executive compensation agreements.

*	(q)	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to executive compensation agreements.

*	(r)	Compensation Agreement dated April 17, 1997, incorporated by reference to Exhibit 10(g) to Form 10-K for the year 1997.

*	(s)	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990, incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1990.

*	(t)	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan, incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1993.

*	(u)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995, incorporated by reference to Exhibit 10(l) to Form 10-K for the year 1997.

Exhibit No.

*	(v)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002.

*	(w)	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(d) to Form 10-K for the year 1993.

*	(x)	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for the year 1994.

*	(y)	Amendment dated November 14, 1995 to The Bank of New Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1995.

*	(z)	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(kk) to Form 10-K for the year 1999.

*	(aa)	1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to Form 10-K for the year 1993.

*	(bb)	Amendment dated January 12, 1999 to the 1994 Management Incentive Compensation Plan of The Bank of New York Company, Inc, incorporated by reference to exhibit 10(r) to Form 10-K for the year 1998.

*	(cc)	1988 Long-Term Incentive Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(f) to Form 10-K for the year 1992.

*	(dd)	Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to Form 10-K for the year 1994.

*	(ee)	The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(m) to Form 10-K for the year 1992.

*	(ff)	Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(l) to Form 10-K for the year 1994.

*	(gg)	Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to Form 10-K for the year 1996.

*	(hh)	Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(h) to Form 10-K for the year 1996.

*	(ii)	Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1996.

*	(jj)	Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc incorporated by reference to Exhibit 10(z) to Form 10-K for the year 1998.

*	(kk)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(a) to Form 10-Q for September 30, 2000.

*	(ll)	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(aa) to Form 10-K for the year 1998.

*	(mm)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(b) to Form 10-Q for September 30, 2000.

*	(nn)	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(n) to Form 10-K for the year 1992.

*	(oo)	Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(k) to Form 10-K for the year 1993.

Exhibit No.

*	(pp)	Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(o) to Form 10-K for the year 1994.

*	(qq)	Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to Form 10-K for the year 1996.

*	(rr)	Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1996.

*	(ss)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(e) to Form 10-Q for September 30, 2000.

*	(tt)	Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company, incorporated by reference to Exhibit 10(v) to Form 10-K for the year 1994.

*	(uu)	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(s) to Form 10-K for the year 1993.

*	(vv)	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to Form 10-K for the year 1994.

*	(ww)	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to Form 10-K for the year 1996.

*	(xx)	Amendment to Deferred Compensation Plan for Non-Employee Directors Of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(d) to Form 10-Q for September 30, 2000.

*	(yy)	Amendment dated November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors Of The Bank of New York Company, Inc.

*	(zz)	Enhanced Severance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(yy) to Form 10-K for the year 1999.

*	(aaa)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(g) to Form 10-Q for September 30, 2000.

*	(bbb)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(h) to Form 10-Q for September 30, 2000.

*	(ccc)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(i) to Form 10-Q for September 30, 2000.

*	(ddd)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(j) to Form 10-Q for September 30, 2000.

*	(eee)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(k) to Form 10-Q for September 30, 2000.

*	(fff)	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(ggg) to Form 10-K for the year 2000.

Exhibit No.

*	(ggg)	Employee Severance Agreement dated January 22, 2001 for an executive officer of the Company incorporated by reference to Exhibit 10(hhh) to Form 10-K for the year 2000.

*	(hhh)	Employee Severance Agreement dated July 8, 2003 for an executive officer of the Company incorporated by reference to Exhibit 10 to Form 10-Q for September 30, 2003.

*	(iii)	Description of Remuneration Agreement dated December 13, 2000 between the Company and an executive officer of the Company incorporated by reference to Exhibit 10(iii) to Form 10-K for the year 2000.

12		Statement—Re: Computation of Earnings to Fixed Charges Ratios

21		Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP

31	(a)	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a Management Contract or Compensatory Plan or Arrangement