Form 10-Q
period 2004-03-31
BANK OF NEW YORK CO INC
filed 2004-05-07
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended March 31, 2004



   The Quarterly Report on Form 10-Q and cross reference index is on page 52.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS


         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction                                                 2
          - Overview                                                     2
          - Summary of Results                                           3
          - Other First Quarter Developments                             5
          - Consolidated Income Statement Review                         6
          - Business Segments Review                                    10
          - Consolidated Balance Sheet Review                           20
          - Critical Accounting Policies                                28
          - Liquidity                                                   30
          - Capital Resources                                           32
          - Trading Activities                                          34
          - Asset/Liability Management                                  35
          - Statistical Information                                     37
          - Forward Looking Statements and
              Factors That Could Affect Future Results                  38
          - Website Information                                         39

         Consolidated Financial Statements
          - Consolidated Balance Sheets
            March 31, 2004 and December 31, 2003                        40
          - Consolidated Statements of Income
            For the Three Months Ended March 31, 2004 and 2003          41
          - Consolidated Statement of Changes In
            Shareholders' Equity for the Three
            Months Ended March 31, 2004                                 42
          - Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 2004 and 2003          43
          - Notes to Consolidated Financial Statements                  44

         Form 10-Q
          - Cover                                                       52
          - Controls and Procedures                                     53
          - Legal Proceedings                                           53
          - Changes in Securities, Use of Proceeds and
              Issuer Purchases of Equity Securities                     54
          - Exhibits and Reports on Form 8-K                            54
          - Signature                                                   55


                          THE BANK OF NEW YORK COMPANY, INC.
                                Financial Highlights
                   (Dollars in millions, except per share amounts)
                                    (Unaudited)

                                    March 31,        December 31,    March 31,
                                      2004              2003           2003
                                  ------------      -------------   ----------
  Revenue (tax equivalent basis)     $1,677            $1,694         $1,429
  Net Income                            364               307            295
  Basic EPS                            0.47              0.40           0.41
  Diluted EPS                          0.47              0.40           0.41
  Cash Dividends Per Share             0.19              0.19           0.19

  Return on Average Common
    Shareholders' Equity              17.17%            14.81%         17.80%
  Return on Average Assets             1.47              1.26           1.49

  Efficiency Ratio                     68.9              66.9           60.0

  Assets                            $92,652           $92,397        $79,710
  Loans                              36,070            35,283         31,573
  Securities                         24,083            22,903         19,599
  Deposits - Domestic                33,639            33,730         33,280
           - Foreign                 22,443            22,676         23,664
  Long-Term Debt                      6,276             6,121          5,685
  Common Shareholders' Equity         8,760             8,428          6,874

  Common Shareholders'
   Equity Per Share                  $11.27            $10.85         $ 9.41
  Market Value Per Share
   of Common Stock                    31.50             33.12          20.50

  Allowance for Credit Losses
   as a Percent of Total Loans         2.19%             2.28%          2.63%
  Allowance for Credit Losses as
   a Percent of Non-Margin Loans       2.64              2.72           2.67
  Allowance for Loan Losses as
   a Percent of Total Loans            1.75              1.89           2.12
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans       2.11              2.26           2.14

  Tier 1 Capital Ratio                 7.52              7.44           7.92
  Total Capital Ratio                 11.57             11.49          12.72
  Leverage Ratio                       5.83              5.82           6.68
  Tangible Common Equity Ratio         5.22              4.91           5.52

  Employees                          22,820            22,901         19,491

  Assets Under Custody (In trillions)
  Total Assets Under Custody           $8.6              $8.3           $6.8
   Equity Securities                     33%               34%            25%
   Fixed Income Securities               67                66             75
  Cross-Border Assets Under Custody    $2.4              $2.3           $1.9

  Assets Under Administration
   (In billions)                         33                32             27

  Assets Under Management (In billions)
  Total Assets Under Management          92                89             76
   Equity Securities                     36%               34%            29%
   Fixed Income Securities               22                22             24
   Alternative Investments               13                10              9
   Liquid Assets                         29                34             38



Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

INTRODUCTION

The Bank of New York Company, Inc.'s (the "Company") actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading "Forward Looking Statements and Factors That Could Affect Future Results." When used in this report, the words "estimate," "forecast," "project," "anticipate," "expect," "intend," "believe," "plan," "goal," "should," "may," "strategy," and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

OVERVIEW

     The Bank of New York Company, Inc. (NYSE: BK) is a global leader in securities servicing for investors, financial intermediaries and issuers. The Company plays an integral role in the infrastructure of the capital markets, servicing securities in more than 100 markets worldwide. The Company provides services based on leading technology for global financial institutions, asset managers, governments, non-profit organizations, corporations, and individuals. Its principal subsidiary, The Bank of New York, founded in 1784, is the oldest bank in the United States and has a distinguished history of serving clients around the world through its five primary businesses:
Securities Servicing and Global Payment Services, Private Client Services and Asset Management, Corporate Banking, Global Market Services, and Retail Banking.

      The Company has executed a consistent strategy over the past decade by focusing on highly scalable, fee-based securities servicing and fiduciary businesses, with top 3 market share in most of its major product lines. The Company distinguishes itself competitively by offering the broadest array of products and services around the investment lifecycle. These include: advisory and asset management services to support the investment decision; extensive trade execution, clearance and settlement capabilities; custody, securities lending, accounting and administrative services for investment portfolios; and sophisticated risk and performance measurement tools for analyzing portfolios. The Company also provides services for issuers of both equity and debt securities. By providing integrated solutions for clients' needs, the Company strives to be the preferred partner in helping its clients succeed in the world's rapidly evolving financial markets.

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

      As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited its slower growth traditional banking businesses over the past decade. The Company's more significant actions include selling its credit card business in 1997 and its factoring business in 1999, and most recently, significantly reducing non-financial corporate credit exposures by 44% from December 31, 2000 to December 31, 2003. Capital generated by these actions has been reallocated to the Company's higher growth businesses.

      The Company's business model is well positioned to benefit from a number of long-term secular trends. These include the growth of worldwide financial assets, globalization of investment activity, structural market changes, and increased outsourcing. These trends benefit the Company by driving higher levels of financial asset trading volume and other transactional activity, as well as higher asset price levels and growth in client assets, all factors by which the Company prices its services. In addition, international markets offer excellent growth opportunities.

     The start of the year exceeded the Company's expectations in several respects. Trading volumes were strong, particularly for equities in January, and remained at healthy levels throughout the quarter. As of March 31, 2004, assets under custody rose to $8.6 trillion, from $8.3 trillion at December 31, 2003 and $6.8 trillion at March 31, 2003. The sequential quarter increase in assets under custody primarily reflects new business wins. Cross-border custody assets were $2.4 trillion at March 31, 2004. Equity securities composed 33% of the assets under custody at March 31, 2004, while fixed income securities were 67%. Cross-border investing and currency volatility picked up significantly. While equity price levels ended flat for the quarter, average daily prices were up sequentially. Average daily combined first quarter NYSE and NASDAQ trading volume increased 13% from the fourth quarter of 2003 and 27% from the first quarter of 2003. The S&P 500 index rose 1% during the quarter while the NASDAQ index was flat. These better business conditions supported strong results in the Company's securities servicing businesses, led by the investor services and execution and clearing businesses. Higher volumes and average equity values benefited investor services on a global basis, while Pershing responded well to strengthening retail investor activity.

     The Company's asset management business continued to perform well, responding to growing institutional investor interest in alternative investments. In addition, record foreign exchange results benefited from currency volatility and increased cross-border investing.

     The actions the Company has taken over the past several years with respect to reducing risk in the credit portfolio, through absolute reductions and greater granularity, are now generating tangible results. In addition, the strengthening economy has helped the financial condition of corporate borrowers, leading to improved risk ratings in the Company's loan portfolio. Credit spreads have also tightened, allowing the Company to liquidate impaired credits or reduce the allowance allocated to these credits. These factors led to a reduced provision for credit losses in the quarter.

     The Company continued to focus on improving productivity, which resulted in positive operating leverage for the third consecutive quarter while also maintaining strategic spending priorities.


SUMMARY OF RESULTS

     The Company reported first quarter net income of $364 million and diluted earnings per share of 47 cents compared with net income of $295 million and diluted earnings per share of 41 cents in the first quarter of 2003. In the fourth quarter of 2003, the Company reported net income of $307 million and diluted earnings per share of 40 cents, which included 4 cents of merger and integration costs associated with the acquisition of Pershing.

     The Company achieved solid organic growth in earnings this quarter reflecting strength in nearly all major business lines. In particular, the investor services and execution and clearing businesses benefited from improving market conditions, higher global equity trading volumes and increased activity by retail investors. Greater cross-border investing activity and exchange rate volatility also drove foreign exchange revenues to historically high levels. In addition, proactive management of the Company's expense base resulted in the third consecutive quarter of positive operating leverage.

     The Company's credit risk reduction program continues to deliver tangible results. These efforts, combined with the stronger economy, have led to significant improvement in the Company's asset quality metrics and a lower quarterly loan loss provision. The Company expects credit costs to remain at lower levels through the remainder of the year.

     Looking ahead, the sustainability of the improving market fundamentals will be key for the balance of 2004. In addition, debates over market structure as well as increased regulatory rules and oversight in industries the Company serves have not abated and will not for the foreseeable future. The Company is confident, however, that the breadth of its business model enables the Company to benefit as the market evolves, and positions the Company to meet its long-term financial goals.

     First quarter highlights include record securities servicing fees of $716 million, an increase of $32 million, or 5%, over the fourth quarter of 2003. Investor services, execution and clearing, and broker-dealer services were strong during the quarter benefiting from active equity markets and the conversion of new business wins. Foreign exchange and other trading increased sequentially by $25 million, or 31%, due to higher exchange rate volatility and significantly increased cross-border investment flows. Private client services and asset management fees increased sequentially by $5 million, or 5%, principally due to continued strong performance by Ivy Asset Management ("Ivy"), the Company's fund of funds hedge fund manager. Nonperforming assets and charge-offs continued to decline, reflecting continued improvement in credit quality. As a result of this and other factors, the Company lowered its provision for credit losses from $35 million in the fourth quarter to $12 million in the first quarter of 2004.

     Reflecting this strong first quarter performance and expectations for the future, the Company's Board of Directors increased the dividend for the Company's common stock by 5.3% to 20 cents per quarter (80 cents on an annual basis) on April 13, 2004.

OTHER FIRST QUARTER DEVELOPMENTS

     During the first quarter, the Company recorded several gains and charges that in the aggregate did not influence reported earnings per share. These items are described in the following table:

(In millions)
                           Income
                          Statement         Pre-tax         After-Tax
Item                       Caption          Income    Tax    Income
----                    ------------        -------   ---   ---------
SFAS 13 cumulative      Net Interest
 lease adjustment          Income           $(145)   $113    $(32)

Severance                Salaries and
                       Employee Benefits      (10)      4      (6)

Lease terminations      Net Occupancy          (8)      3      (5)

Gain on sale of
 Wing Hang              Other Income           48     (21)     27

Gain on sponsor          Securities
 fund investments           Gains              19      (7)     12
                                            -----    ----    ----
Total                                       $ (96)   $ 92    $ (4)
                                            =====    ====    ====

     The first item relates to an after-tax charge of $32 million resulting from a cumulative adjustment to the leasing portfolio, which was triggered under Statement of Financial Accounting Standards No. 13 "Accounting for Leases" ("SFAS 13") by the combination of a reduction in state and local taxes and a restructuring of the lease portfolio completed this quarter. The SFAS 13 adjustment impacts the timing of lease income reported by the Company, and resulted in a reduction in net interest income of $145 million, offset by tax benefits of $113 million. The Company estimates that the reduction in state and local taxes will reduce its overall effective tax rate by approximately 1% prospectively to 34.25% for the balance of the year.

     The Company also took several actions in the first quarter which were associated with its long-term cost reduction initiatives. These actions included an after-tax severance charge of $6 million related to staff reductions tied to job relocations and a $5 million after-tax charge for terminating high cost leases associated with staff redeployments.

     Offsetting these charges were a $27 million after-tax gain on the previously reported sale of a portion of the Company's interest in Wing Hang Bank Limited ("Wing Hang"), a Hong Kong based bank, which was recorded in other income, and $19 million ($12 million after-tax) of higher than anticipated securities gains in the quarter resulting from realized gains on sponsor fund investments in Kinkos, Inc., Bristol West Holdings, Inc., Willis Group Holdings, Ltd., and True Temper Sports, Inc.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

                                  1st       4th       1st
                                Quarter   Quarter   Quarter
                                -------   -------   -------
(In millions)                     2004      2003      2003
                                  ----      ----      ----
Servicing Fees
  Securities                    $  716    $  684      $474
  Global Payment Services           79        76        78
                                ------    ------      ----
                                   795       760       552
Private Client Services
 and Asset Management Fees         108       103        90
Service Charges and Fees            96        97        97
Foreign Exchange and
 Other Trading Activities          106        81        65
Securities Gains                    33         9         7
Other                               92        52        33
                                ------    ------      ----
Total Noninterest Income        $1,230    $1,102      $844
                                ======    ======      ====

     Noninterest income for the first quarter of 2004 was $1,230 million, an increase of 12% sequentially and 46% from a year ago. Excluding the previously mentioned gains on sale of Wing Hang and sponsor fund investments, the sequential quarter increase in noninterest income was 6%.

     Securities servicing fees were a record $716 million in the first quarter, an increase of $32 million, or 5%, from the fourth quarter.

     Execution and clearing services fees increased $13 million sequentially, or 4%, to $303 million in the first quarter. These businesses benefited from higher equity trading volumes in the first quarter although equity price levels were essentially flat by the end of the quarter. This increased level of market activity more than offset an anticipated decline in soft-dollar related execution activities. Pershing also benefited from strong retail investor activity, especially in January, which contributed to increased billable trades.

     Investor services fees recorded a strong quarter, increasing 8% sequentially as a result of higher transaction volumes and average asset price levels, the conversion of new business wins and favorable exchange rates. Investor services include custody, global fund services, securities lending, global liquidity services and outsourcing. As of March 31, 2004, assets under custody rose to $8.6 trillion, from $8.3 trillion at December 31, 2003 and $6.8 trillion at March 31, 2003.

     Issuer services fees were up slightly from the fourth quarter, reflecting a solid quarter in corporate trust and stock transfer, offset by a modest decline in depositary receipts. While there was increased interest in cross-border investing during the quarter, reflected in the 21% growth in DR share trading compared to the fourth quarter of 2003, there were fewer corporate actions in the quarter.

     Broker-dealer services fees increased $2 million, or 4%, on a sequential quarter basis, as a result of continued strong performance in global collateral management services and securities clearance. Expanded use of the Company's tri-party repo product by clients to fund their activities drove revenue growth during the quarter.

     Global payment services fees were up $3 million, or 4%, compared with the prior quarter and up $1 million from the first quarter of 2003, resulting from higher volumes and improved pricing.

     Private client services and asset management fees for the first quarter were up 5% from the prior quarter and 20% from the first quarter of 2003. The sequential quarter increase reflects continued strong growth at Ivy Asset Management and new business wins. The increase from 2003 reflects the same factors involved in the sequential quarter increase as well as higher equity price levels. Total assets under management were $92 billion at March 31, 2004, up from $89 billion at December 31, 2003 and $76 billion a year ago.

     Service charges and fees were down marginally from the prior quarter and one year ago, as higher service and transaction fees were offset by lower capital market fees.

     Foreign exchange and other trading revenues increased $25 million from the prior quarter and $41 million, or 63%, from one year ago. The strong performance this quarter in foreign exchange reflects higher levels of client activity, resulting from several factors including hedging against currency volatility, renewed interest in cross-border investing, and asset reallocations into equities. The increase from a year ago was also positively impacted by the acquisition of Pershing and new business wins.

     Securities gains in the first quarter were $33 million, up from both the prior quarter and a year ago primarily due to the realization of significant gains in the Company's private equity portfolio, which included $19 million in realized gains on four sponsor fund investments.

     Other noninterest income was $92 million, compared with $52 million in the prior quarter and $33 million in the first quarter of 2003. In January 2004, the Company sold 20% of its investment in Wing Hang, which generated a pre-tax gain of $48 million. The sale was part of the Company's continuing plan to reduce capital invested in non-strategic areas. The Company continues to own approximately 20% of Wing Hang's outstanding shares, which are accounted for on the equity method.

Net Interest Income
-------------------

(Dollars in millions)              1st       1st        4th       1st
                                 Quarter   Quarter    Quarter   Quarter
                                  2004      2004       2003      2003
                                --------   ------    --------  --------
                                Reported   Core**    Reported  Reported
                                --------   ------    --------  --------
Net Interest Income               $268      $413       $418      $386
Tax Equivalent Adjustment*           6         6          8         9
                                  ----      ----       ----      ----
Net Interest Income on a
 Tax Equivalent Basis             $274      $419       $426      $395
                                  ====      ====       ====      ====
Net Interest Rate Spread          1.13%     1.85%      1.92%     2.18%
Net Yield on Interest
 Earning Assets                   1.36      2.08       2.15      2.44

*  A number of amounts related to net interest income are presented on a
   "taxable equivalent basis." The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

** Excludes SFAS 13 adjustment

     Net interest income on a taxable equivalent basis was $274 million in the first quarter of 2004, which reflects a net interest rate spread of 1.13% and a net yield on interest earning assets of 1.36%. Excluding the impact of the SFAS 13 leasing adjustment on the leveraged lease portfolio, net interest income was down on a sequential quarter to $419 million in the first quarter of 2004, compared with $426 million in the fourth quarter of 2003, and up from $395 million in the first quarter of 2003. On the same basis, the net interest rate spread was 1.85% in the first quarter of 2004, compared with

1.92% in the fourth quarter of 2003, and 2.18% in the first quarter of 2003, while the net yield on interest earning assets was 2.08% in the first quarter of 2004, compared with 2.15% in the fourth quarter of 2003, and 2.44% in the first quarter of 2003.

     Excluding the impact of the SFAS 13 leasing adjustment on the leveraged lease portfolio, the decrease in net interest income from the fourth quarter of 2003 is primarily due to a day variance versus the fourth quarter, as well as higher loan breakage fees in the fourth quarter. The increase in net interest income from the first quarter of 2003 reflects the Pershing acquisition and higher average balances of investment securities, which were partially offset by lower reinvestment yields on the investment securities portfolio and lower loan balances.


Noninterest Expense and Income Taxes
------------------------------------

                                  1st       4th       1st
                                Quarter   Quarter   Quarter
                                -------   -------   -------
(In millions)                     2004      2003      2003
                                  ----      ----      ----
Salaries and Employee Benefits  $  574    $  548      $423
Net Occupancy                       81        70        58
Furniture and Equipment             51        49        36
Clearing                            48        43        29
Sub-custodian Expenses              22        21        16
Software                            49        46        35
Communications                      24        23        20
Amortization of Intangibles          8         7         3
Merger and Integration Costs         -        48         -
Other                              156       161       119
                                ------    ------      ----
Total Noninterest Expense       $1,013    $1,016      $739
                                ======    ======      ====

     Noninterest expense for the first quarter of 2004 was $1,013 million, compared with $1,016 million in the prior quarter. Noninterest expense in the first quarter included $18 million related to cost reduction initiatives, including lease terminations, severance and relocation expenses. Of this amount, $10 million was in salaries and employee benefits and $8 million was in net occupancy.

     On a sequential quarter basis, after excluding $48 million of fourth quarter merger and integration costs, and the $18 million associated with the cost reduction initiatives, expenses increased by $27 million or 3%. Driving this increase were higher performance related incentives and benefits, a lower pension credit, and higher variable expenses associated with revenue growth.

     Compared to a year ago, noninterest expenses were up 37% primarily due to Pershing and higher variable costs associated with revenue growth.

     The effective tax rate for the first quarter of 2004 was 23.1%, compared to 34.6% in the fourth quarter and 34.6% in the first quarter of 2003. The decrease reflects the benefit associated with the SFAS 13 adjustment as described in "Other First Quarter Developments."

Credit Loss Provision and Net Charge-Offs
-----------------------------------------

                                  1st        4th         1st
                                Quarter    Quarter     Quarter
                                -------    -------     -------
(In millions)                     2004       2003       2003
                                  ----       ----       ----
Provision                         $ 12       $ 35       $ 40
                                  ====       ====       ====
Net Charge-offs:
  Commercial                     $  (5)     $ (24)     $ (21)
  Foreign                          (10)        (7)         -
  Other                              -         (5)       (14)
  Consumer                         (11)       (12)        (5)
                                 ------     ------     ------
     Total                       $ (26)     $ (48)     $ (40)
                                 ======     ======     ======
Other Real Estate Expenses        $  -       $  -       $  -


     The provision for credit losses was $12 million in the first quarter of 2004 compared to $35 million in the fourth quarter of 2003 and $40 million in the first quarter of 2003. The lower provision reflects the Company's improved risk profile and its strong asset quality metrics including improved borrower ratings, lower levels of expected losses, declining nonperforming assets, and the planned reductions in the large sub-investment grade exposures. Furthermore, continued improvements in the U.S. economy as reflected in recent government statistics, tightening of corporate credit spreads and lower corporate defaults all led to the reduced level of provisioning.

     Net charge-offs were $26 million in the first quarter of 2004 versus $48 million and $40 million in the fourth and first quarters of 2003. These represent 0.29% of total loans in the most recent quarter, down from 0.54% and 0.51% in the prior periods, respectively.

BUSINESS SEGMENTS REVIEW

     The Company has an internal information system that produces performance data for its four business segments along product and service lines.

Business Segments Accounting Principles
---------------------------------------

     The Company's segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. In the first quarter of 2004, the Company changed its methodology for allocating its pension credit to the segments. Prior periods have been restated.

     The measure of revenues and profit or loss by operating segment has been adjusted to present segment data on a taxable equivalent basis. The provision for credit losses allocated to each reportable segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following factors among others: historical charge-off experience and the volume, composition, and size of the loan portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses, which are not yet probable, and therefore not recognizable under generally accepted accounting principles. Assets and liabilities are match funded. Support and other indirect expenses are allocated to segments based on general internal guidelines.

Description of Business Segments
--------------------------------

     The results of individual business segments exclude unusual items such as the GMAC settlement and the Pershing related merger and integration costs of 2003, which are included with reconciling amounts.

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

     Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate, but related businesses. Issuer services include corporate trust, depositary receipts and stock transfer. Investor services include global fund services, global custody, securities lending, global liquidity services and outsourcing. Broker-dealer services include government securities clearance and collateral management. Execution and clearing services include in the execution area institutional agency brokerage, electronic trading, transition management services, and independent research. Through Pershing, the clearing part of the business provides clearing, execution, financing, and custody for introducing brokers/dealers. The Servicing and Fiduciary segment also includes customer-related foreign exchange.

     In Issuer Services, the Company's ADR business has over 1,300 programs representing 65 countries. As a trustee, the Company provides diverse services for corporate, municipal, mortgage-backed, asset-backed, derivative and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $1 trillion in outstanding debt securities. The Company is the third largest stock transfer agent representing over 1,950 publicly traded companies with over 19 million shareholder accounts.

     In investor services, the Company is the second largest custodian with $8.6 trillion of assets at March 31, 2004. The Company is the second largest mutual fund custodian with $1.3 trillion in assets. The Company is the largest U.K. custodian. The Company services over 25% of total exchange traded fund industry assets. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts.

     The Company's broker-dealer services business clears over 50% of U.S. Government securities. With over $800 billion in tri-party balances worldwide, the Company is the world's largest collateral management agent.

     The Company's execution and clearing services business is the largest global institutional agency brokerage organization. In addition, it is the world's largest institutional elective broker for global execution. The Company provides execution and clearing services in over 80 global markets, clearing over 600,000 trades daily. The Company has 26 seats on the New York Stock Exchange. Pershing services over 1,100 introducing brokers and registered investment advisors who employ approximately 100,000 investment professionals.

     Global payment services facilitate the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

     The Company's strategy is to be a market leader in these businesses and continue to build out its product and service capabilities and add new clients. The Company has completed 55 acquisitions since 1998 in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients' needs.

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


Servicing and Fiduciary Businesses
----------------------------------


(In Millions)
                                             1st        4th        1st
                                           Quarter    Quarter    Quarter
                                            2004       2003        2003
                                           -------   -------     -------
Net Interest Income                         $ 140      $ 138      $ 105
Provision for Credit Losses                     -          -          -
Noninterest Income                            990        944        691
Noninterest Expense                           757        732        525
Income Before Taxes                           373        350        271

Average Assets                             22,771     22,733      7,617
Average Deposits                           35,138     34,503     31,128
Nonperforming Assets                            3          9         16

Assets Under Custody (In billions)
Total Assets Under Custody                  8,577      8,297      6,783
  Equity Securities                            33%        34%        25%
  Fixed Income Securities                      67         66         75
Cross-Border Assets                       $ 2,401    $ 2,323    $ 1,899
Assets Under Administration (In billions)      33         32         27
Assets Under Management (In billions)          92         89         76
  Equity Securities                            36%        34%        29%
  Fixed Income Securities                      22         22         24
  Alternative Investments                      13         10          9
  Liquid Assets                                29         34         38

S&P 500 Index (Period End)                  1,126      1,112        848
NASDAQ Index (Period End)                   1,994      2,003      1,341
NYSE Volume (In billions)                    95.4       85.5       86.6
NASDAQ Volume (In billions)                 128.2      112.6       88.8


     The first quarter results showed continued improvement in the Company's primary businesses, including securities servicing and related foreign exchange, and private client services and asset management. Noninterest income increased to $990 million from $944 million in the fourth quarter of 2003 and $691 million in the first quarter of 2003. First quarter highlights include record securities servicing fees of $716 million, an increase of $32 million, or 5%, over the fourth quarter of 2003. Investor services, execution and clearing, and broker-dealer services were strong during the quarter benefiting from active equity markets and the conversion of new business wins.

     Average daily combined first quarter NYSE and NASDAQ trading volume increased 13% from the fourth quarter of 2003 and 27% from the first quarter of 2003. The S&P 500 index rose 1% during the quarter while the NASDAQ index was flat.

Securities Servicing Fees
-------------------------
                                           1st       4th       3rd
                                         Quarter   Quarter   Quarter
                                         -------   -------   -------
(In millions)                              2004      2003      2003
                                           ----      ----      ----
Execution and Clearing Services          $  303    $  290    $  271

Investor Services                           226       210       212

Issuer Services                             137       136       127

Broker-Dealer Services                       50        48        47
                                         ------    ------    ------
Securities Servicing Fees                $  716    $  684    $  657
                                         ======    ======    ======

     Securities servicing fees were a record $716 million in the first quarter, an increase of $32 million, or 5%, from the fourth quarter.

     Execution and clearing services fees increased $13 million sequentially, or 4%, to $303 million in the first quarter. These businesses benefited from higher equity trading volumes in the first quarter although equity price levels were essentially flat by the end of the quarter. This increased level of market activity more than offset an anticipated decline in soft-dollar related execution activities. Pershing also benefited from strong retail investor activity, especially in January, which contributed to increased billable trades. Other metrics such as customer accounts, money fund and mutual fund balance were all higher than the fourth quarter and stayed strong throughout the quarter. In comparison to a year ago, execution and clearing services were up significantly as a result of the Pershing acquisition.

     Investor services fees recorded a strong quarter, increasing 8% sequentially as a result of higher transaction volumes and average asset price levels, the conversion of new business wins and favorable exchange rates. Investor services include custody, global fund services, securities lending, global liquidity services and outsourcing. Investor services were also up significantly over the first quarter of 2003 reflecting strength in custody, global fund services, and securities lending. As of March 31, 2004, assets under custody rose to $8.6 trillion, from $8.3 trillion at December 31, 2003 and $6.8 trillion at March 31, 2003. The sequential quarter increase in assets under custody primarily reflects new business wins. Cross-border custody assets were $2.4 trillion at March 31, 2004. Equity securities composed 33% of the assets under custody at March 31, 2004, while fixed income securities were 67%.

     Issuer services fees were up slightly from the fourth quarter, reflecting a solid quarter in corporate trust and stock transfer, offset by a modest decline in depositary receipts. While there was increased interest in cross-border investing during the quarter, reflected in the 21% growth in DR share trading compared to the fourth quarter of 2003, there were fewer corporate actions in the quarter. Issuer services were up modestly over the first quarter of 2003 led by depositary receipts and stock transfer.

     Broker-dealer services fees increased $2 million, or 4%, on a sequential quarter basis, as a result of continued strong performance in global collateral management services and securities clearance. Expanded use of the Company's tri-party repo product by clients to fund their activities drove revenue growth during the quarter. In comparison to a year ago, broker-dealer service fees were up strongly driven by the same factors that impacted sequential quarter growth.

     Global payment services fees were up $3 million, or 4%, compared with the prior quarter and up $1 million from the first quarter of 2003, resulting from higher volumes and improved pricing.

     Private client services and asset management fees for the first quarter were up 5% from the prior quarter and 20% from the first quarter of 2003. The sequential quarter increase reflects continued strong growth at Ivy Asset Management and new business wins. The increase from 2003 reflects the same factors involved in the sequential quarter increase as well as higher equity price levels.

     Assets under management ("AUM") were $92 billion at March 31, 2004, up from $89 billion at December 31, 2003 and $76 billion at March 31, 2003. Assets under administration were $33 billion compared with $32 billion at December 31, 2003 and $27 billion at March 31, 2003. The sequential quarter and year-over-year increases in assets under management reflect growth in the Company's alternative investments business and a rise in equity market value. Institutional clients represent 66% of AUM while individual clients equal 34%. AUM at March 31, 2004, are 36% invested in equities, 22% in fixed income, 13% in alternative investments and the remainder in liquid assets. At Ivy, AUM climbed to $11.7 billion at March 31, 2004 from $9.1 billion at December 31, 2003 and $6.5 billion at March 31, 2003.

     Foreign exchange and other trading revenues increased $25 million from the prior quarter and $41 million, or 63%, from one year ago. The strong performance this quarter in foreign exchange reflects higher levels of client activity, resulting from several factors including hedging against currency volatility, renewed interest in cross-border investing, and asset reallocations into equities. The increase from a year ago was also positively impacted by the acquisition of Pershing and new business wins.

     Net interest income in the Servicing and Fiduciary businesses segment was $140 million for the first quarter of 2004 compared with $138 million for the fourth quarter of 2003 and $105 million in the first quarter of 2003. The increase in net interest income on a sequential quarter basis is primarily attributable to higher levels of client activity which led to an increase in the average level of deposits. The increase in net interest income from the first quarter of 2003 is primarily due to the Pershing acquisition partially offset by the decline in interest rates. Average assets for the quarter ended March 31, 2004 were $22.8 billion compared with $22.7 billion in the fourth quarter of 2003 and $7.6 billion in the first quarter of 2003. The increase in assets in 2004 compared with 2003 is primarily attributable to the Pershing acquisition. The first quarter of 2004 average deposits were $35.1 billion compared with $34.5 billion in the fourth quarter of 2003 and $31.1 billion in the first quarter of 2003.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were $5 million in the first quarter of 2004, compared with $7 million in the fourth quarter of 2003 and zero in the first quarter of 2003. Nonperforming assets were $3 million in the first quarter of 2004, compared with $9 million in the fourth quarter of 2003 and $16 million in the first quarter of 2003.

     Noninterest expense for the first quarter of 2004 was $757 million, compared with $732 million in the fourth quarter of 2003 and $525 million in the first quarter of 2003. The rise in noninterest expense from fourth quarter of 2003 was primarily due to the Company's continued investment in technology, a reduced pension credit, as well as higher volume-related expenses related to revenue growth. In addition to the above factors, the increase from the first quarter of 2003 also reflects the Pershing acquisition.

Corporate Banking
-----------------


(In Millions)
                                             1st       4th         1st
                                           Quarter   Quarter     Quarter
                                            2004       2003        2003
                                           -------   -------     -------
Net Interest Income                         $  89      $  94      $  92
Provision for Credit Losses                    20         26         30
Noninterest Income                             80         73         71
Noninterest Expense                            53         52         48
Income Before Taxes                            96         89         85

Average Assets                            $17,358    $18,685    $20,708
Average Deposits                            6,800      6,049      7,219
Nonperforming Assets                          325        327        409
Net Charge-offs                                11         30         35


   The Corporate Banking segment's net interest income was $89 million in the first quarter of 2004, compared with $94 million in the fourth quarter of 2003 and $92 million in the first quarter of 2003. The decline from both the first and fourth quarters of 2003 reflects continued reduction in lending to corporate borrowers. Average assets for the quarter were $17.4 billion compared with $18.7 billion in the fourth quarter of 2003 and $20.7 billion in the first quarter of last year. Average deposits in the corporate bank were $6.8 billion versus $6.0 billion in the fourth quarter of 2003 and $7.2 billion in 2003.

     The first quarter 2004 provision for credit losses was $20 million compared with $26 million in the fourth quarter of 2003 and $30 million last year. The decline in the provision from the fourth and first quarters of 2003 reflects reduced credit exposures. Net charge-offs in the Corporate Banking segment were $11 million in the first quarter of 2004, $30 million in the fourth quarter of 2003, and $35 million in the first quarter of 2003. The charge-offs in 2004 primarily relate to loans to media and foreign borrowers. Nonperforming assets were $325 million at March 31, 2004, down from $327 million at December 31, 2003 and $409 million in the first quarter of 2003. The decrease in nonperforming assets from the first quarter of 2003 primarily reflects paydowns and charge-offs of commercial and foreign loans.

     Noninterest income was $80 million in the current quarter, compared with $73 million in the fourth quarter and $71 million in the first quarter of 2003. The increase on a sequential quarter basis and year-over-year reflects higher income from unconsolidated subsidiaries and better results from credit derivatives.

     Noninterest expense in the first quarter was $53 million, compared with $52 million in the fourth quarter of 2003 and $48 million in the first quarter of 2003. The increases over 2003 reflect higher compensation costs due in part to a reduced pension credit and higher stock option expense.

Retail Banking
--------------


(In Millions)
                                                   1st        4th        1st
                                                 Quarter    Quarter    Quarter
                                                  2004       2003        2003
                                                 -------   -------     -------
Net Interest Income                               $ 123      $ 123      $ 116
Provision for Credit Losses                           5          5          4
Noninterest Income                                   29         28         29
Noninterest Expense                                  93         93         87
Income Before Taxes                                  54         53         54

Average Assets                                  $ 5,377    $ 5,752    $ 5,387
Average Noninterest Bearing Deposits              5,028      4,955      4,830
Average Deposits                                 14,807     14,761     14,122
Nonperforming Assets                                 15         13         10
Net Charge-offs                                       6          5          5

Number of Branches                                  341        341        341
Total Deposit Accounts (In Thousands)             1,133      1,163      1,192
Number of ATMS                                      378        378        370


     Net interest income in the first quarter of 2004 was $123 million, compared with $123 million in the fourth quarter of 2003 and $116 million in the first quarter of 2003. On a sequential quarter basis, net interest income was flat as spread compression on deposits was offset by higher levels of noninterest bearing deposits. The increase from the first quarter of 2003 reflects higher levels of deposits primarily from municipalities in the retail bank's service area.

     Noninterest income was $29 million for the quarter compared with $28 million on a sequential quarter basis and $29 million in last year's first quarter.

     Noninterest expense in the first quarter of 2004 was $93 million, compared with $93 million in the fourth quarter of 2003 and $87 million last year. The increase from the first quarter of 2003 reflects higher advertising, legal, and occupancy expenses.

     Net charge-offs were $6 million in the first quarter of 2004, compared with $5 million in the fourth quarter and first quarter of 2003. Nonperforming assets were $15 million in the first quarter of 2004 compared with $13 million at December 31, 2003 and $10 million at March 31, 2003 reflecting an increase in the level of nonperforming small business loans.

     Average deposits generated by the Retail Banking segment were $14.8 billion in the first quarter of 2004, compared with $14.8 billion in the fourth quarter of 2003 and $14.1 billion in the first quarter of 2003. Noninterest bearing deposits were $5.0 billion this quarter, compared with $5.0 billion in the fourth quarter of 2003 and $4.8 billion in the first quarter of 2003. Average assets in the retail banking sector were $5.4 billion, compared with $5.8 billion in the fourth quarter of 2003 and $5.4 billion in the first quarter of 2003.

Financial Markets
-----------------

(In Millions)
                                           1st        4th        1st
                                         Quarter    Quarter    Quarter
                                           2004       2003       2003
                                         -------    -------    -------
Net Interest Income                       $  80      $  85      $  77
Provision for Credit Losses                   5          5          5
Noninterest Income                           50         41         50
Noninterest Expense                          27         28         24
Income Before Taxes                          98         93         98

Average Assets                          $50,051    $45,476    $44,334
Average Deposits                          3,864      3,568      4,917
Average Investment Securities            22,997     22,352     17,977
Net Charge-offs                               4          5          -


     Net interest income for the first quarter was $80 million compared with $85 million on a sequential quarter basis and $77 million a year ago. The decrease from the fourth quarter of 2003 reflects a slightly lower yield on the investment portfolio, one less day in the quarter as well as higher loan breakage fees in the fourth quarter. The increase from the first quarter of 2003 reflects higher average balances of investment securities partially offset by lower reinvestment yields. Average first quarter 2004 assets in the Financial Markets segment composed primarily of short-term liquid assets and investment securities were $50.1 billion, up from $45.5 billion on a sequential quarter basis and $44.3 billion last year. The increase in assets reflects the Company's continuing strategy to reduce investment in higher risk corporate loans and increase holdings of highly rated, more liquid investment securities. The Company continues to invest in adjustable or short life classes of structured mortgage-backed securities, both of which have short average lives.

     Noninterest income was $50 million in the first quarter of 2004, compared with $41 million in the fourth quarter of 2003 and $50 million in the first quarter of 2003. The positive variance versus the fourth quarter of 2003 reflects higher trading-related revenues in both foreign exchange and fixed income as well as improved hedging of foreign currency investments.

     Net charge-offs were $4 million in the first quarter of 2004, compared with $5 million in the fourth quarter of 2003 and zero a year ago. Noninterest expense was $27 million in the first quarter of 2004, essentially flat compared with $28 million in the fourth quarter of 2003 and up from $24 million in last year's first quarter. The increase from last year's first quarter is attributable to higher employee incentive and other compensation.

The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.



In Millions
                         Servicing
                            and
For the Quarter Ended    Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
March 31, 2004           Businesses   Banking    Banking   Markets      Items        Total
---------------------    ----------  ---------   -------  ---------  -----------  ------------
(In Millions)
Net Interest Income         $ 140       $ 89      $ 123      $ 80      $(164)      $  268
Provision for
  Credit Losses                 -         20          5         5        (18)          12
Noninterest Income            990         80         29        50         81        1,230
Noninterest Expense           757         53         93        27         83        1,013
                            -----       ----      -----      ----      -----       ------
Income Before Taxes         $ 373       $ 96      $  54      $ 98      $(148)      $  473
                            =====       ====      =====      ====      =====       ======

Contribution Percentage        60%        15%         9%       16%
Average Assets            $22,771    $17,358     $5,377   $50,051     $4,121      $99,678



In Millions
                         Servicing
                            and
For the Quarter Ended    Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
December 31, 2003        Businesses   Banking    Banking   Markets      Items        Total
---------------------    ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income         $ 138       $ 94      $ 123      $ 85      $ (22)      $  418
Provision for
  Credit Losses                 -         26          5         5         (1)          35
Noninterest Income            944         73         28        41         16        1,102
Noninterest Expense           732         52         93        28        111        1,016
                            -----       ----      -----      ----      -----       ------
Income Before Taxes         $ 350       $ 89      $  53      $ 93      $(116)      $  469
                            =====       ====      =====      ====      =====       ======

Contribution Percentage        60%        15%         9%       16%
Average Assets            $22,733    $18,685     $5,752   $45,476    $ 3,975      $96,621



In Millions
                        Servicing
                           and
For the Quarter Ended   Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
March 31, 2003          Businesses   Banking    Banking   Markets      Items        Total
---------------------   ----------  ---------   -------  ---------  -----------  ------------
Net Interest Income         $ 105       $ 92      $ 116      $ 77      $  (4)       $ 386
Provision for
  Credit Losses                 -         30          4         5          1           40
Noninterest Income            691         71         29        50          3          844
Noninterest Expense           525         48         87        24         55          739
                            -----       ----      -----      ----      -----        -----
Income Before Taxes         $ 271       $ 85      $  54      $ 98      $ (57)       $ 451
                            =====       ====      =====      ====      =====        =====

Contribution Percentage        53%        17%        11%       19%
Average Assets            $ 7,617    $20,708     $5,387   $44,334     $2,605      $80,651


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

     In the first quarter of 2004, the following adjustments (see "Other First Quarter Developments") were included in reconciling items: (i) SFAS 13 cumulative adjustment to the leasing portfolio, which impacted net interest income by $145 million, (ii) four large securities gains and the gain on sale of Wing Hang Bank, which impacted noninterest income by $67 million, and (iii) severance and lease termination expense, which impacted noninterest expense by $18 million.

     In the fourth quarter of 2003, merger and integration costs associated with Pershing were a reconciling item. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

                                       1st        4th      1st
                                     Quarter    Quarter  Quarter
(In millions)                          2004       2003     2003
                                     -------   -------   -------
Segments' revenue                    $1,581     $1,526    $1,231
Adjustments:
   Earnings associated with
      assignment of capital             (29)       (30)      (20)
   Securities gains                      19          -         -
   Other gains                           62         16         3
   SFAS 13 cumulative lease adjustment (145)         -         -
   Taxable equivalent basis and
     other tax-related items             10          8        16
                                     -------    ------    ------
Subtotal-revenue adjustments            (83)        (6)       (1)
                                     -------    ------    ------
Consolidated revenue                 $1,498     $1,520    $1,230
                                     =======    ======    ======

Segments' income before tax         $   621     $  585    $  508
Adjustments:
     Revenue adjustments (above)        (83)        (6)       (1)
     Provision for credit losses
       different than GAAP               18          1        (1)
     Severance                          (11)        (2)       (2)
     Goodwill and
       intangible amortization           (8)        (7)       (3)
     Pershing-related
       integration expenses               -        (48)        -
     Lease termination                   (8)         -         -
     Corporate overhead                 (56)       (54)      (50)
                                    -------    -------    ------
Consolidated income
     before tax                     $   473     $  469    $  451
                                    =======    =======    ======
Segments' total
     average assets                 $95,557    $92,646   $78,046
Adjustments:
     Goodwill and intangibles         4,121      3,975     2,605
                                    -------    -------   -------
Consolidated average assets         $99,678    $96,621   $80,651
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

     The reconciling item for securities gains relates to the Financial Markets business. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company's taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment. In 2004, the $145 million reconciling item related to SFAS 13 cumulative lease adjustment would be attributable to the Financial Markets segment. In addition, the gain on the sale of Wing Hang would be attributable to the Corporate Banking segment.

     The reconciling item for the provision for loan losses primarily relates to Corporate Banking. Goodwill and intangible amortization primarily relates to the Securities Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures. In 2004, the $18 million of severance and lease termination would be allocated primarily to the Servicing and Fiduciary segment. Merger and integration charges would be allocated to the Securities and Fiduciary businesses segment.


CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $92.7 billion at March 31, 2004, compared with $92.4 billion at December 31, 2003, and $79.7 billion at March 31, 2003. The increase versus a year ago mainly reflects the Pershing acquisition. Total shareholders' equity was $8.8 billion at March 31, 2004, compared with $8.4 billion at December 31, 2003, and $6.9 billion at March 31, 2003. The major reasons for the increase in shareholders' equity from a year ago are the issuance of common stock to finance the Pershing acquisition, the retention of earnings, and an increase in the securities valuation allowance.

     Return on average common equity for the first quarter of 2004 was 17.17%, compared with 14.81% in the fourth quarter of 2003, and 17.80% in the first quarter of 2003.

     Return on average assets for the first quarter of 2004 was 1.47%, compared with 1.26% in the fourth quarter of 2003, and 1.49% in the first quarter of 2003.

Investment Securities
---------------------

The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

     (In millions)                           03/31/04         12/31/03
                                             --------         --------
     Fixed Income:
      Mortgage-Backed Securities             $19,942          $18,703
      Asset-Backed Securities                     20               20
      Corporate Debt                           1,294            1,326
      Short-Term Money Market Instruments        855              917
      U.S. Treasury Securities                   440              505
      U.S. Government Agencies                   305              241
      State and Political Subdivisions           241              251
      Emerging Market Debt                       111              109
      Other Foreign Debt                         525              518
                                             -------          -------
     Subtotal Fixed Income                    23,733           22,590

     Equity Securities:
      Money Market Funds                         248              200
      Federal Reserve Bank Stock                  96               96
      Other                                       12               12
                                             -------          -------
     Subtotal Equity Securities                  356              308
                                             -------          -------
     Total Securities                        $24,089          $22,898
                                             =======          =======

     Total investment securities were $24.1 billion at March 31, 2004, compared with $22.9 billion at December 31, 2003. Average investment securities were $23.0 billion in the first quarter of 2004, compared with $18.0 billion in the first quarter of 2003. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities which are 94% rated AAA, 2% AA, and 4% A. Since December 31, 2002, the Company has added approximately $6.8 billion of mortgage-backed securities to its investment portfolio. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short average lives. The Company has maintained an effective duration of approximately 1.7 years on its mortgage portfolio to better match its liabilities and reduce the adverse impact from a rise in interest rates.

     Net unrealized gains for securities available-for-sale were $359 million at March 31, 2004, compared with $201 million at December 31, 2003. As interest rates rise, the Company expects the unrealized gains will decline, which will lower shareholders' equity and adversely impact the Company's tangible common equity ratio.

Loans
-----

(In billions)                Period End                     Average
                   ---------------------------   ---------------------------
                   Total   Non-Margin   Margin   Total   Non-Margin   Margin
                   -----   ----------   ------   -----   ----------   ------
March 31, 2004     $36.1      $30.0      $6.1    $36.5      $30.3      $6.2
December 31, 2003   35.3       29.6       5.7     37.3       31.5       5.8
March 31, 2003      31.6       31.1       0.5     32.0       31.6       0.4


     Total loans were $36.1 billion at March 31, 2004, compared with $35.3 billion at December 31, 2003. The increase in total loans primarily reflects higher loans to the securities industry and higher margin loans. Non-margin loans were $30.0 billion at March 31, 2004, compared with $29.6 billion at December 31, 2003. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $36.5 billion in the first quarter of 2004, compared with $32.0 billion in the first quarter of 2003 reflecting the Pershing acquisition.

     During the quarter, the Company achieved two previously announced goals in its credit portfolio: to reduce corporate exposure below $24 billion and telcom exposure below $750 million by year-end 2004. The following tables provide additional details on the Company's loan exposures and outstandings at March 31, 2004 in comparison to December 31, 2003.



Overall Loan Portfolio

                                       Unfunded     Total             Unfunded     Total
(In billions)                  Loans  Commitments  Exposure   Loans  Commitments  Exposure
                              ----------------------------- ------------------------------
                              3/31/04   3/31/04    3/31/04  12/31/03  12/31/03    12/31/03
                              --------  -------    -------  --------  --------    --------

Financial Institutions         $10.1    $22.0       $32.1     $ 9.2    $21.8       $31.0
Corporate                        3.7     20.0        23.7       4.0     20.5        24.5
                               -----    -----       -----     -----    -----       -----
                                13.8     42.0        55.8      13.2     42.3        55.5
                               -----    -----       -----     -----    -----       -----
Consumer & Middle Market         8.3      4.2        12.5       8.2      4.1        12.3
Leasing Financings               5.6      0.1         5.7       5.8        -         5.8
Commercial Real Estate           2.3      0.8         3.1       2.4      0.8         3.2
Margin Loans                     6.1        -         6.1       5.7        -         5.7
                               -----    -----       -----     -----    -----       -----
Total                          $36.1    $47.1       $83.2     $35.3    $47.2       $82.5
                               =====    =====       =====     =====    =====       =====


Financial Institutions
----------------------

The financial institutions portfolio exposure was $32.1 billion March 31, 2004 compared to $31.0 billion at December 31, 2003. These exposures are of high quality, with 88% meeting the investment grade criteria of the Company's rating system. The exposures are generally short-term, with 67% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.


(Dollars in billions)
                            03/31/04                                  12/31/03
                  ------------------------------               -----------------------------
                           Unfunded     Total     %Inv  %due            Unfunded     Total
Lending Division   Loans  Commitments  Exposures  Grade <1 Yr  Loans   Commitments Exposures
----------------  ------  -----------  ---------  ----- ------ ------  ----------- ---------
Banks             $ 3.0    $ 3.6       $ 6.6       73%   83%   $2.6      $ 3.1      $ 5.7
Securities
 Industry           2.5      3.0         5.5       87    85     1.9        3.5        5.4
Insurance           0.3      5.0         5.3       97    52     0.3        5.0        5.3
Government          0.1      5.8         5.9       99    41     0.2        5.6        5.8
Asset Managers      3.7      3.4         7.1       85    73     3.6        3.5        7.1
Mortgage Banks      0.3      0.6         0.9       88    59     0.4        0.5        0.9
Endowments          0.2      0.6         0.8       98    56     0.2        0.6        0.8
                  -----    -----       -----      ---   ----   ----      -----      -----
   Total          $10.1    $22.0       $32.1       88%   67%   $9.2      $21.8      $31.0
                  =====    =====       =====      ===   ====   ====      =====      =====

Corporate
---------

     The corporate portfolio exposure declined to $23.7 billion at March 31, 2004 from $24.5 billion at year-end 2003. The Company has reached its goal of reducing corporate exposure below $24.0 billion. Approximately 75% of the portfolio is investment grade while 22% of the portfolio matures within one year.


(Dollars in billions)
                        03/31/04                                  12/31/03
                  -----------------------------                -----------------------------
                           Unfunded      Total     %Inv  %due            Unfunded    Total
Lending Division   Loans  Commitments  Exposures  Grade <1 Yr  Loans   Commitments Exposures
----------------  ------  -----------  ---------  ----- ------ ------  ----------- ---------

Media             $ 0.9    $ 2.2       $ 3.1       66%   13%   $0.9      $ 2.3      $ 3.2
Cable               0.8      0.5         1.3       30     1     0.7        0.7        1.4
Telecom             0.2      0.5         0.7       56    17     0.3        0.6        0.9
                  -----    -----       -----       --    --    ----      -----      -----
   Subtotal         1.9      3.2         5.1       55%   11%    1.9        3.6        5.5

Energy              0.3      4.4         4.7       85    30     0.4        4.2        4.6
Retailing           0.1      2.2         2.3       79    32     0.1        2.3        2.4
Automotive          0.1      2.0         2.1       77    37     0.1        2.1        2.2
Healthcare          0.2      1.3         1.5       88    13     0.2        1.3        1.5
Other*              1.1      6.9         8.0       76    19     1.3        7.0        8.3
                  -----    -----       -----       --    --    ----      -----      -----
   Total          $ 3.7    $20.0       $23.7       75%   22%   $4.0      $20.5      $24.5
                  =====    =====       =====       ==    ==    ====      =====      =====

* Diversified portfolio of industries and geographies


     The Company had previously targeted the telecom exposure for reduction to a total of $750 million by December 31, 2004. This goal was accomplished in the first quarter as exposures were reduced to $730 million with the percentage of investment grade borrowers rising from 52% at year-end 2003 to 56% at March 31, 2004. The improved quality of the portfolio is largely due to reductions in lower rated credits.

     The Company's exposure to the airline industry consists of a $579 million leasing portfolio (including a $14 million real estate lease exposure) as well as $23 million of direct lending. The airline leasing portfolio consists of $265 million to major U.S. carriers, $225 million to foreign airlines and $89 million to U.S. regionals.

     During the first quarter of 2004, the industry continued to face the dilemma of strong competition from the regionals, a relatively high cost structure, and weak demand. The industry's stagnant demand and considerable excess capacity has negatively impacted valuation of the industry's aircraft in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Nonperforming Assets
--------------------
                                                                   Change
                                                                 3/31/04 vs.
(Dollars in millions)                 3/31/04      12/31/03       12/31/03
                                     --------      --------     ------------
Loans:
     Commercial                         $231          $219          $ 12
     Foreign                              66            79           (13)
     Other                                46            51            (5)
                                        ----          ----          ----
  Total Nonperforming Loans              343           349            (6)
Other Real Estate                          -             -             -
                                        ----          ----          ----
  Total Nonperforming Assets            $343          $349          $ (6)
                                        ====          ====          ====

Nonperforming Assets Ratio               1.2%          1.2%
Allowance for Loan
   Losses/Nonperforming Loans          184.4         191.2
Allowance for Loan
   Losses/Nonperforming Assets         184.4         191.2
Allowance for Credit
   Losses/Nonperforming Loans          230.5         230.2
Allowance for Credit
   Losses/Nonperforming Assets         230.5         230.2


     Nonperforming assets declined by $6 million, or 2% during the first quarter of 2004 to $343 million and are down 21% from a year ago. The decrease primarily reflects paydowns, sales of assets and charge-offs of commercial and foreign loans. The improved quality of the portfolio is largely due to reductions in lower rated credits. A loan to a bankrupt cable operator accounts for 33% of the total of nonperforming assets.

     The ratio of the allowance for credit losses to nonperforming assets increased to 230.5% at March 31, 2004, compared with 230.2% at December 31, 2003 and 190.4% at March 31, 2003.


Activity in Nonperforming Assets

(In millions)                        Quarter       Quarter
                                       End          End
                                     March 31,   December 31,
                                      2004          2003
                                    ---------    -----------
Balance at Beginning of Period       $ 349         $ 388
  Additions                             34            50
  Charge-offs                          (19)          (42)
  Paydowns/Sales                       (21)          (47)
  Other                                  -             -
                                     -----         -----
Balance at End of Period             $ 343         $ 349
                                     =====         =====


     Interest income would have been increased by $4 million and $5 million for the first quarters of 2004 and 2003 if loans on nonaccrual status at March 31, 2004 and 2003 had been performing for the entire period.

Impaired Loans
--------------

The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                         March 31    December 31    March 31
(Dollars in millions)                       2004        2003          2003
                                        ----------   -----------   ----------
Impaired Loans with an Allowance            $197        $287         $371
Impaired Loans without an Allowance(1)       124          41           40
                                            ----        ----         ----
Total Impaired Loans                        $321        $328         $411
                                            ====        ====         ====
Allowance for Impaired Loans(2)             $ 88        $106         $183
Average Balance of Impaired Loans
 during the Quarter                         $306        $373         $407
Interest Income Recognized on
 Impaired Loans during the Quarter          $0.9        $0.7         $1.0

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for loan losses.

Allowance
---------

                                    March 31  December 31   March 31
 (Dollars in millions)                2004       2003         2003
                                    --------  -----------   --------
Margin Loans                         $ 6,130     $ 5,712    $   467
Non-Margin Loans                      29,940      29,571     31,106
Total Loans                           36,070      35,283     31,573
Allowance for Loan Losses                632         668        668
Allowance for Lending-Related
  Commitments                            158         136        162
Total Allowance for Credit Losses        790         804        830
Allowance for Credit Losses
  As a Percent of Total Loans           2.19%       2.28%      2.63%
Allowance for Credit Losses As a
  Percent of Non-Margin Loans           2.64        2.72       2.67
Allowance for Loan Losses
  As a Percent of Total Loans           1.75        1.89       2.12
Allowance for Loan Losses
  As a Percent of Non-Margin Loans      2.11        2.26       2.14

     The Company adopts new accounting policies as they become accepted as a best practice or required by generally accepted accounting principles. Accordingly, at December 31, 2003, the Company split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments, and standby letters of credit. This resulted in a decrease in the allowance for loan losses of $136 million and a corresponding increase in other liabilities (which includes the allowance for lending-related commitments). Prior period balance sheets have been restated. Credit expenses related to the allowance for loan losses and the allowance for lending-related commitments are reported in the provision for credit losses in the income statement. To aid in the comparison of the Company's results with other companies that have not yet adopted this practice, the Company provides various credit ratios based both on the allowance for credit losses and the allowance for loan losses.

     The allowance for credit losses to total loans was $790 million, or 2.19% of total loans at March 31, 2004, compared with $804 million, or 2.28% of total loans at December 31, 2003, and $830 million, or 2.63% of total loans at March 31, 2003.

     The acquisition of Pershing added $6.1 billion of secured margin loans to the Company's balance sheet at March 31, 2004. The Company has rarely suffered a loss on these types of loans and doesn't allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     The ratio of the allowance for credit losses to non-margin loans decreased to 2.64% at March 31, 2004, compared with 2.72% at December 31, 2003 and 2.67% at March 31, 2003, reflecting continued improvement in the credit quality in the first quarter of 2004. The Company expects credit costs to remain at lower levels through the remainder of the year as both external and internal credit metrics continue to improve.

     Nonperforming assets declined another 2% this quarter, but have declined by over 20% from a year ago, and the Company's criticized and classified loans experienced a mid-teens decline from the fourth quarter of 2003 and are down by over a third from a year ago.

     The ratio of the allowance to nonperforming assets was 184.4% at March 31, 2004, down from 191.2% at December 31, 2003, and 190.4% at March 31, 2003.
Included in the Company's allowance for credit losses at March 31, 2004 is an allocated transfer risk reserve related to Argentina of $20 million.

     The allowance for loan losses and the allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits,
(2) an allowance for higher risk rated loans and exposures, (3) an allowance for pass rated loans and exposures, and (4) an unallocated allowance based on general economic conditions and certain risk factors in the Company's individual portfolio and markets.

     The first element (impaired credits) is based on individual analyses of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value in accordance with FASB 114. Fair value is either the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral securing the obligation.

     The second element (higher risk rated credits) is based on the assignment of loss factors for each specific risk category of higher risk credits. The Company risk rates each credit in its portfolio that exceeds $1 million and assigns the credits to specific pools. A potential loss factor is assigned to each pool, and an amount is included in the allowance equal to the multiple of the amount of the loan in the pool times a risk factor. Reviews of higher risk rated loans and exposures are conducted at least quarterly and each loan's rating is reaffirmed or updated, as necessary. The Company maintains and updates loss migration analysis by comparing actual loss experiences to the loss factors assigned to each exposure pool. Past due consumer obligations are included in specific risk categories based on the length of time the loan is past due.

     The third element (pass rated credits) is based on the Company's expected loss model. Borrowers are assigned to pools based on their credit rating, the maturity of the loan, the estimated exposure at default, and the loss given a default. The credit rating is derived from the borrower's probability of default. The loss given default incorporates an analysis of structure and collateral. These ratings are frequently reviewed by the relationship managers and their respective division portfolio managers and more formally on a semi-annual basis. The ratings are mapped to independent parties, including the rating agencies in order to ensure consistency and validity. At the time of approval, loans are individually analyzed and assigned a risk rating and loss given default rating. Performing consumer loans are included in the pass rated consumer pools. The Company uses an exposure at default estimate as a way of quantifying the amount the Company will lose in case of default. This estimate varies depending on the level of commitment, the type of exposure, and the credit rating of the borrower.

     The fourth element (the unallocated allowance) is based on management's judgment regarding the following factors:

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

 - Actions by the Federal Reserve Board

 - Delay in receipt of information to evaluate loans or confirm existing credit deterioration

 - Geopolitical issues and their impact on the economy

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                March 31        December 31
                                  2004             2003
                              ------------      -----------
Domestic
     Real Estate                   2%               2%
     Commercial                   75               74
     Consumer                      1                1
Foreign                            8                9
Unallocated                       14               14
                                 ---              ---
                                 100%             100%
                                 ===              ===

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

Deposits
--------

     Total deposits were $56.1 billion at March 31, 2004, compared with $56.4 billion at December 31, 2003 and $56.9 billion at March 31, 2003. Noninterest-bearing deposits were $14.4 billion at March 31, 2004, compared with $14.8 billion at December 31, 2003. Interest-bearing deposits were $41.7 billion at March 31, 2004, compared with $41.6 billion at December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting and Reporting Policies" in the Company's 2003 Annual Report on Form 10-K. Three of the Company's more critical accounting policies are those related to the allowance for credit losses, to the valuation of derivatives and securities where quoted market prices are not available, and goodwill and other intangibles.


Allowance for Credit Losses
---------------------------

     The allowance for credit losses represents management's estimate of probable losses inherent in the Company's loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probabilities of default/borrower ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company's internal ratings are consistent with external rating agency default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The Company uses an exposure at default estimate as a way of quantifying the amount the Company could lose in case of default. This estimate varies depending on the level of commitment, the type of exposure, and the credit rating of the borrower. The portion of the allowance related to impaired credits is based on the present value of future cash flows, market prices, or collateral values. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

     One key variable in determining the allowance is management's judgment around the size of the unallocated portion of the allowance. At March 31, 2004, the unallocated allowance was 14% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $40 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $67 million, while if each pass credit were rated one grade worse, the allowance would have increased by $96 million.

     For higher risk rated credits, if the loss given default were 10% worse, the allowance would have increased by $19 million, while if the loss given default were 10% better, the allowance would have decreased by $25 million.

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

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in the footnote 1 "Summary of Significant Accounting and Reporting Policies" in the Company's 2003 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at March 31, 2004, approximately $3.1 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $76 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,355 million at March 31, 2004) and indefinite-lived intangible assets ($370 million at March 31, 2004) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the acquired assets fair value. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing its fair value to its carrying value.

     Other identifiable intangible assets ($417 million at March 31, 2004) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite lived intangibles or other intangibles which require amortization. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.1 billion of goodwill and intangible assets at March 31, 2004. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $205 million.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $14.6 billion and $14.4 billion on an average basis for the first three months of 2004 and 2003. Average foreign deposits, primarily from the Company's European based securities servicing business, were $25.8 billion and $23.9 billion at March 31, 2004 and 2003. Savings and other time deposits were $10.2 billion on an average basis at March 31, 2004 compared to $9.8 billion at March 31, 2003. Average payables to customers and broker-dealers rose to $7.0 billion from $0.1 billion and long-term debt increased to $6.2 billion from $5.4 billion reflecting the Pershing acquisition.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At March 31, 2004, the Bank could pay dividends of approximately $761 million to the Parent without the need for regulatory wavier. This dividend capacity would increase in the remainder of 2004 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $264 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     The Parent has a $300 million line of credit with the Bank, which is subject to limits imposed by federal banking law. At March 31, 2004, the Parent could use the subsidiaries' liquid securities as collateral to allow it to borrow $47 million rather than liquidate the securities and loan or dividend the proceeds to the Parent and remain in compliance with federal banking regulations. The Parent had no borrowings from the Bank at March 31, 2004.

     For the quarter ended March 31, 2004, the Parent's quarterly average commercial paper borrowings were $77 million compared with $161 million in 2003. At March 31, 2004, the Parent had cash of $585 million compared with cash of $434 million at December 31, 2003 and $518 million at March 31, 2003. Net of commercial paper outstanding, the Parent's cash position at March 31, 2004 was up $151 million compared with March 31, 2003.

     The Parent has a back-up line of credit of $275 million with 15 financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at March 31, 2004 and March 31, 2003.

     The Parent also has the ability to access the capital markets. At March 31, 2004, the Parent had a shelf registration statement with a capacity of $591 million of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of March 31, 2004 were as follows:

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

     The Parent has $300 million of long-term debt that becomes due in 2004 subsequent to March 31, 2004 and $100 million of long-term debt that is due in 2005. In addition, at March 31, 2004, the Parent has the option to call $175 million of subordinated debt in 2004 and $93 million in 2005, which it will call and refinance if market conditions are favorable. As of April 30, 2004, the Company redeemed $20 million of debt. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at March 31, 2004 and 2003 was 99.28% and 100.82%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Earnings and other operating activities provided $2.1 billion in cash flows through March 31, 2004, compared with $0.8 billion used by operating activities through March 31, 2003. The sources of cash flows from operations in 2004 were principally the result of changes in trading activities and net income.

     In the first quarter of 2004, cash used by investing activities was $2.5 billion as compared to cash used by investing activities in the first quarter of 2003 of $1.7 billion. In the first quarter of 2004 and 2003, purchases of securities available-for-sale were a significant use of funds.

     In the first quarter of 2004, cash used by financing activities was $0.9 billion as compared to cash provided by financing activities in the first quarter of 2003 of $2.2 billion. Sources of funds in 2004 include other borrowed funds, the issuance of long-term debt and common stock. In first quarter of 2004, deposits and payables to customers and broker-dealers were a net use of funds, while these items were a source of funds the Company used to finance its investing activities in the first quarter of 2003.

CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of March 31, 2004 and 2003, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:


                    March 31, 2004         March 31, 2003
                ---------------------  ---------------------               Well       Adequately
                                                              Company   Capitalized   Capitalized
                   Company     Bank       Company     Bank    Targets   Guidelines    Guidelines
                   -------     ----       -------    ------   -------   -----------   -----------
Tier 1*               7.52%    7.35%       7.92%      7.92%     7.75%        6%            4%
Total Capital**      11.57    11.51       12.72      12.34     11.75        10             8
Leverage              5.83     5.66        6.68       6.63      6.50         5            3-5
Tangible Common
  Equity              5.22     5.77        5.52       6.26    5.25-6.00    N.A.           N.A.

* Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     The Company's estimated regulatory Tier 1 capital and Total capital ratios were 7.52% and 11.57% at March 31, 2004, compared with 7.44% and 11.49% at December 31, 2003, and 7.92% and 12.72% at March 31, 2003. The
regulatory leverage ratio was 5.83% at March 31, 2004, compared with 5.82% at December 31, 2003, and 6.68% at March 31, 2003. The Company's tangible common equity as a percentage of total assets was 5.22% at March 31, 2004, up from 4.91% at December 31, 2003, and close to the Company's target of 5.25%. This ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. The Company expects to repurchase 3 million shares of common stock later this year. The improvement in the Company's capital ratios versus December 31, 2003 reflects the retention of earnings during the quarter as well as an increase in the securities valuation allowance. The decline from March 31, 2003 primarily reflects the Pershing acquisition.

     The Federal Reserve has indicated that it is reviewing the continued treatment of preferred trust securities as Tier 1 Capital. See "Accounting Changes and New Accounting Pronouncements" in the Footnotes to the Consolidated Financial Statements.

The following table presents the components of the Company's risk-based capital at March 31, 2004 and 2003:

(in millions)                                     2004                2003
                                                  ----                ----

Common Stock                                    $8,760              $6,874
Preferred Stock                                      -                   -
Preferred Trust Securities                       1,150               1,100
Adjustments:
             Intangibles                        (4,136)             (2,612)
             Securities Valuation Allowance       (212)               (179)
             Merchant Banking Investments           (6)                 (3)
                                                ------              ------
Tier 1 Capital                                   5,556               5,180
                                                ------              ------
Qualifying Unrealized Equity Security Gains          -                   -
Qualifying Subordinated Debt                     2,227               2,330
Qualifying Allowance for Loan Losses               770                 804
                                                ------              ------
Tier 2 Capital                                   2,997               3,134
                                                ------              ------
Total Risk-based Capital                        $8,553              $8,314
                                                ======              ======

Risk-Adjusted Assets                           $73,904             $65,378
                                               =======             =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 2004 and March 31, 2003 are as follows:

                                                             1st Quarter 2004
                                  March 31, 2004                  Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 63,241   $   93    $    -     $  101    $    -
  Swaps                     194,504    1,286        80      1,451       171
  Written Options           149,946        -     1,442          -     1,400
  Purchased Options          94,357      215         -        214         -
Foreign Exchange Contracts:
  Swaps                       3,080        -         -          -         -
  Written Options            10,623        -        84          -        69
  Purchased Options          12,767       86         -         79         -
  Commitments to Purchase
  and Sell Foreign Exchange  71,165      862       934        916       978
Debt Securities                   -    1,598        42      2,168        39
Credit Derivatives            1,325        3         4          3         8
Equity Derivatives              401      166       127         90        73
                                      ------    ------     ------    ------
Total Trading Account                 $4,309    $2,713     $5,022    $2,738
                                      ======    ======     ======    ======

                                                             1st Quarter 2003
                                  March 31, 2003                 Average
                            ----------------------------   -------------------
(In millions)                             Fair Value           Fair Value
                                      ------------------   -------------------
                           Notional
Trading Account             Amount    Assets Liabilities   Assets  Liabilities
---------------            --------   ------ -----------   ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 53,723   $   63    $    -     $   87    $    -
  Swaps                     153,355    1,883       576      1,627       441
  Written Options           118,467        -     1,495          -     1,387
  Purchased Options          54,614      254         -        225         -
Foreign Exchange Contracts:
  Swaps                       2,455        -         -          -         -
  Written Options            13,205        -        64          -        71
  Purchased Options          16,845       72         -         58         -
  Commitments to Purchase
  and Sell Foreign Exchange  51,863      283       324        425       399
Debt Securities                   -    5,190         1      5,712         2
Credit Derivatives            1,808        6         2          6         2
Equity Derivatives                -       16         -         23         7
                                      ------    ------     ------    ------
Total Trading Account                 $7,767    $2,462     $8,163    $2,309
                                      ======    ======     ======    ======

     The Company's trading activities are focused on acting as a market maker for the Company's customers. The risk from these market making activities and from the Company's own positions is managed by the Company's traders and limited in total exposure as described below.

     The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology, based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by an independent unit on a daily basis. The VAR methodology captures, based on certain assumptions, the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is used to calculate economic capital, which is allocated to the business units for computing risk-adjusted performance. As the VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management's assessment of market conditions. Additional stress scenarios based upon historic market events are also tested.

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(In millions)                                1st Quarter 2004
                                -----------------------------------------
                                Average    Minimum    Maximum    3/31/04
                                --------   --------   --------   --------
Interest Rate                     $4.4       $2.2      $ 6.2       $4.9
Foreign Exchange                   1.0        0.5        1.5        1.2
Equity                             1.2        0.6        1.9        1.9
Credit Derivatives                 2.0        1.9        2.1        2.1
Diversification                   (0.7)        NM         NM       (1.0)
Overall Portfolio                  7.9        4.9       10.5        9.1

(In millions)                                1st Quarter 2003
                                -----------------------------------------
                                Average    Minimum    Maximum    3/31/03
                                --------   --------   --------   --------
Interest Rate                     $4.8       $2.3      $11.4       $7.8
Foreign Exchange                   0.8        0.5        1.3        0.8
Equity                             0.1          -        0.4          -
Credit Derivatives                   -          -          -          -
Diversification                   (1.2)        NM         NM       (1.0)
Overall Portfolio                  4.5        2.0       11.4        7.6


NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


     During the first quarter of 2004, interest rate risk generated approximately 51% of average VAR, credit derivatives generated 23% of average VAR, foreign exchange accounted for 12% of average VAR, and equity generated 14% of average VAR. During the first quarter of 2004, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

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

     The Company evaluates the effect on earnings by running various interest rate ramp scenarios up and down from a baseline scenario, which assumes no changes in interest rates. These scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest income between the scenarios over a 12 month measurement period. The measurement of interest rate sensitivity is the percentage change in net interest income as shown in the following table:

(Dollars in millions)                     March 31, 2004
                                            $         %
                                          ----      ----
     +200 bp Ramp vs. Stable Rate         $ (4)    (0.22)%
     +100 bp Ramp vs. Stable Rate            7      0.39
      -25 bp Shock vs. Stable Rate           -         -

     These scenarios do not include the strategies that management could employ to limit the impact as interest rate expectations change. The Company's interest rate positioning continues to be relatively neutral to changes in interest rates in either direction.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. For example, based on the level of interest rates at March 31, 2004, the Company does not believe it would be able to reduce rates on all its deposit products if there are further declines in interest rates. In addition, if interest rates decline, the Company's portfolio of mortgage-related assets would have reduced returns if the borrowers pay off their mortgages earlier than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.


STATISTICAL INFORMATION
                              THE BANK OF NEW YORK COMPANY, INC.
                 Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                            For the three months               For the three months
                                            ended March 31, 2004               ended March 31, 2003
                                       ------------------------------     ------------------------------
                                       Average                Average     Average                Average
                                       Balance    Interest     Rate       Balance    Interest     Rate
                                       -------    --------    -------     -------    --------    -------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $11,692       $  68       2.35%    $ 4,987       $  30       2.40%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements       7,115          16       0.93       5,003          15       1.24
Margin Loans                             6,179          34       2.18         432           3       2.51
Loans
 Domestic Offices                       21,074          55       1.05      18,652         214       4.68
 Foreign Offices                         9,201          63       2.74      12,888          97       3.04
                                       -------       -----                -------       -----
   Non-Margin Loans                     30,275         118       1.56      31,540         311       4.01
                                       -------       -----                -------       -----
Securities
 U.S. Government Obligations               440           3       2.31         325           3       3.70
 U.S. Government Agency Obligations      4,300          35       3.23       3,253          34       4.19
 Obligations of States and
  Political Subdivisions                   247           3       5.56         381           7       6.85
 Other Securities                       18,010         155       3.44      14,018         138       3.95
 Trading Securities                      2,753          15       2.15       5,712          44       3.13
                                       -------       -----                -------       -----
   Total Securities                     25,750         211       3.27      23,689         226       3.83
                                       -------       -----                -------       -----
Total Interest-Earning Assets           81,011         447       2.22%     65,651         585       3.62%
                                                     -----                              -----
Allowance for Credit Losses               (679)                              (655)
Cash and Due from Banks                  2,971                              2,811
Other Assets                            16,375                             12,844
                                       -------                            -------
   TOTAL ASSETS                        $99,678                            $80,651
                                       =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $ 6,607       $  11       0.68%    $ 7,678       $  19       0.99%
 Savings                                 9,149          15       0.67       8,490          18       0.92
 Certificates of Deposit
  $100,000 & Over                        3,987          12       1.24       4,726          20       1.75
 Other Time Deposits                     1,016           4       1.46       1,272           6       1.82
 Foreign Offices                        25,834          76       1.18      23,867          83       1.39
                                       -------       -----                -------       -----
  Total Interest-Bearing Deposits       46,593         118       1.02      46,033         146       1.29
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                              1,612           3       0.66       1,291           3       0.96
Other Borrowed Funds                     2,398           9       1.49         660           2       1.44
Payables to Customers and Broker-Dealers 6,973          13       0.73         128           -       0.84
Long-Term Debt                           6,209          30       1.95       5,441          39       2.85
                                       -------       -----                -------       -----
  Total Interest-Bearing Liabilities    63,785         173       1.09%     53,553         190       1.44%
                                                     -----                              -----
Noninterest-Bearing Deposits            14,016                             11,353
Other Liabilities                       13,355                              9,021
Common Shareholders' Equity              8,522                              6,724
                                       -------                            -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $99,678                            $80,651
                                       =======                            =======
Net Interest Earnings
 and Interest Rate Spread                            $ 274       1.13%                  $ 395       2.18%
                                                     =====       ====                   =====       ====
Net Yield on Interest-Earning Assets                             1.36%                              2.44%
                                                                 ====                               ====

Excluding SFAS 13 Leveraged Lease adjustment, the rates on Domestic Office Loans and Non-Margin Loans would have been 3.82% and 3.49%, respectively. The Net Interest Rate Spread and Net Yield on Interest-Earning Assets would have been 1.85% and 2.08%, respectively.

FORWARD LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

     The information presented with respect to, among other things, earnings and revenue outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, the Company's plans, objectives and strategies for reallocating assets and moving further into fee-based businesses, and future nonperforming loans and loan losses, is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate," "forecast," "project," "anticipate," "target," "expect," "intend," "think," "continue," "seek," "believe," "plan," "goal," "could," "should," "may," "will," "strategy," and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

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

General business and economic conditions-Disruptions in general economic activity in the United States or abroad, to the Company's operational functions or to financial market settlement functions. The economic and other effects of the continuing threat of terrorist activity following the WTC disaster and subsequent U.S. military actions. Changes in customer credit quality, future changes in interest rates, inflation, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, competition, credit, market and operating risk, and loan demand. The pace of recovery of the domestic economy, technological change in our industry, market demand for the Company's products and services, the savings rate of individuals and future global political, economic, business and market conditions. Variations in management projections, methodologies used by management to set adequate reserve levels for contingent liabilities, evaluate risk or market forecasts and the actions that management could take in response to these changes.

Acquisitions-Lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, entering new and unfamiliar markets, incurring undiscovered liabilities, incorrectly valuing acquisition candidates, the ability to satisfy customer requirements, retain customers and realize the growth opportunities of acquired businesses and management's ability to achieve efficiency goals.

Competition-Increased competition from other domestic and international banks and financial service companies such as trading firms, broker dealers and asset managers as well as from unregulated financial services organizations. Rapid technological changes require significant and ongoing investments in technology to develop competitive new products and services or adopt new technologies.

Dependence on fee based business-Revenues reflect changes in the volume of financial transactions in the United States and abroad, the level of capital market activity affects processing revenues, changes in asset values affect fees which are based on the value of assets under custody and management, the level of cross-border investing, investor sentiment, the level of debt issuance and currency exchange rate volatility all impact our revenues.

Reputational and legal risk-Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal and regulatory requirements, financial reporting irregularities involving other large and well known companies and regulatory investigations of the mutual fund industry could affect our ability to attract and retain customers, maintain access to the capital markets or result in suits, enforcement actions, fines and penalties.

Legislative and regulatory environment-Changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance and response costs and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into the Company's businesses.

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


                      THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Balance Sheets
               (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                            March 31,        December 31,
                                                              2004               2003
                                                              ----               ----
Assets
------
Cash and Due from Banks                                    $ 2,615             $ 3,843
Interest-Bearing Deposits in Banks                           9,903               8,286
Securities
  Held-to-Maturity (fair value of $1,388 in 2004
  and $256 in 2003)                                          1,382                 261
  Available-for-Sale                                        22,701              22,642
                                                           -------             -------
    Total Securities                                        24,083              22,903
Trading Assets at Fair Value                                 4,309               5,406
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                    3,775               4,829
Loans (less allowance for loan losses of $632 in 2004
  and $668 in 2003)                                         35,438              34,615
Premises and Equipment                                       1,388               1,398
Due from Customers on Acceptances                              263                 170
Accrued Interest Receivable                                    309                 214
Goodwill                                                     3,355               3,276
Intangible Assets                                              787                 816
Other Assets                                                 6,427               6,641
                                                           -------             -------
     Total Assets                                          $92,652             $92,397
                                                           =======             =======
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)        $14,390             $14,789
 Interest-Bearing
   Domestic Offices                                         19,696              19,282
   Foreign Offices                                          21,996              22,335
                                                           -------             -------
     Total Deposits                                         56,082              56,406
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                             869               1,039
Trading Liabilities                                          2,713               2,519
Payables to Customers and Broker-Dealers                     9,934              10,192
Other Borrowed Funds                                           855                 834
Acceptances Outstanding                                        265                 172
Accrued Taxes and Other Expenses                             4,116               4,256
Accrued Interest Payable                                       158                  82
Other Liabilities (including allowance for
  lending-related commitments of
  $158 in 2004 and $136 in 2003)                             2,624               2,348
Long-Term Debt                                               6,276               6,121
                                                           -------             -------
     Total Liabilities                                      83,892              83,969
                                                           -------             -------
Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 3,000 shares
  in 2004 and in 2003                                            -                   -
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,042,425,158 shares in 2004 and
  1,039,968,482 shares in 2003                               7,818               7,800
 Additional Capital                                          1,668               1,647
 Retained Earnings                                           5,548               5,330
 Accumulated Other Comprehensive Income                        158                  72
                                                           -------             -------
                                                            15,192              14,849
 Less: Treasury Stock (264,891,643 shares in 2004
        and 264,649,827 shares in 2003), at cost             6,431               6,420
       Loan to ESOP (126,960 shares in 2004
        and in 2003), at cost                                    1                   1
                                                           -------             -------
     Total Shareholders' Equity                              8,760               8,428
                                                           -------             -------
     Total Liabilities and Shareholders' Equity            $92,652             $92,397
                                                           =======             =======
----------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                      THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Income
                   (In millions, except per share amounts)
                                 (Unaudited)
                                                             For the three months
                                                                ended March 31,
                                                              2004       2003
                                                              ----       ----
Interest Income
---------------
Loans                                                        $ 118      $ 311
Margin loans                                                    34          3
Securities
  Taxable                                                      181        160
  Exempt from Federal Income Taxes                              10         13
                                                            ------      -----
                                                               191        173
Deposits in Banks                                               68         30
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                       16         15
Trading Assets                                                  14         44
                                                            ------      -----
    Total Interest Income                                      441        576
                                                            ------      -----
Interest Expense
----------------
Deposits                                                       118        146
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                    3          3
Other Borrowed Funds                                             9          2
Customer Payables                                               13          -
Long-Term Debt                                                  30         39
                                                            ------      -----
    Total Interest Expense                                     173        190
                                                            ------      -----
Net Interest Income                                            268        386
-------------------
Provision for Credit Losses                                     12         40
                                                            ------      -----
Net Interest Income After Provision for Credit Losses          256        346
                                                            ------      -----
Noninterest Income
------------------
Servicing Fees
 Securities                                                    716        474
 Global Payment Services                                        79         78
                                                            ------      -----
                                                               795        552
Private Client Services and Asset Management Fees              108         90
Service Charges and Fees                                        96         97
Foreign Exchange and Other Trading Activities                  106         65
Securities Gains                                                33          7
Other                                                           92         33
                                                            ------      -----
    Total Noninterest Income                                 1,230        844
                                                            ------      -----
Noninterest Expense
-------------------
Salaries and Employee Benefits                                 574        423
Net Occupancy                                                   81         58
Furniture and Equipment                                         51         36
Clearing                                                        48         29
Sub-custodian Expenses                                          22         16
Software                                                        49         35
Communications                                                  24         20
Amortization of Intangibles                                      8          3
Other                                                          156        119
                                                            ------     ------
    Total Noninterest Expense                                1,013        739
                                                            ------      -----
Income Before Income Taxes                                     473        451
Income Taxes                                                   109        156
                                                            ------      -----
Net Income                                                  $  364      $ 295
----------                                                  ======      =====
Per Common Share Data:
----------------------
   Basic Earnings                                            $0.47      $0.41
   Diluted Earnings                                           0.47       0.41
   Cash Dividends Paid                                        0.19       0.19
Diluted Shares Outstanding                                     778        726
-------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                       THE BANK OF NEW YORK COMPANY, INC.
           Consolidated Statement of Changes in Shareholders' Equity
                  For the three months ended March 31, 2004
                                   (In millions)
                                    (Unaudited)

Common Stock
Balance, January 1                                                        $ 7,800
  Issuances in Connection with Employee Benefit Plans                          18
                                                                          -------

Balance, March 31                                                           7,818
                                                                          -------

Additional Capital
Balance, January 1                                                          1,647
  Issuances in Connection with Employee Benefit Plans                          21
                                                                          -------

Balance, March 31                                                           1,668
                                                                          -------

Retained Earnings
Balance, January 1                                                          5,330
  Net Income                                                       $ 364      364
  Cash Dividends on Common Stock                                             (146)
                                                                          -------

Balance, March 31                                                           5,548
                                                                          -------

Accumulated Other Comprehensive Income

Balance, January 1                                                             72
    Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $68 Million                                   83       83
    Reclassification Adjustment, Net of Taxes of ($1) Million         (1)      (1)
    Foreign Currency Translation Adjustment,
        Net of Taxes of $- Million                                     -        -
    Net Unrealized Derivative Gains on Cash Flow Hedges,
        Net of Taxes of $4 Million                                     6        6
    Minimum Pension Liability Adjustment,
        Net of Taxes of ($1) Million                                  (2)      (2)
                                                                   ------  ------
Balance, March 31                                                             158
                                                                           ------
Total Comprehensive Income                                         $ 450
                                                                   ======
Less Treasury Stock
Balance, January 1                                                          6,420
  Issued                                                                      (10)
  Acquired                                                                     21
                                                                          -------

Balance, March 31                                                           6,431
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              1
                                                                          -------

Balance, March 31                                                               1
                                                                          -------

Total Shareholders' Equity, March 31, 2004                                $ 8,760
                                                                          =======

------------------------------------------------------------------------------------------
Comprehensive Income for the three months ended March 31, 2004 and 2003 was $450 million and
$283 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                                 (In millions)
                                  (Unaudited)

                                                          For the three months
                                                             ended March 31,

                                                             2004       2003
                                                             ----       ----
Operating Activities
Net Income                                                 $  364     $  295
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Credit Losses and Losses on Other Real Estate  12         40
  Depreciation and Amortization                               119         89
  Deferred Income Taxes                                       (63)       106
  Securities Gains                                            (33)        (7)
  Change in Trading Activities                              1,313       (871)
  Change in Accruals and Other, Net                           419       (489)
                                                           ------     ------
Net Cash Provided (Used) by Operating Activities            2,131       (837)
                                                           ------     ------
Investing Activities
Change in Interest-Bearing Deposits in Banks               (1,568)     1,070
Change in Margin Loans                                       (418)      (115)
Purchases of Securities Held-to-Maturity                     (809)         -
Paydowns of Securities Held-to-Maturity                        24        295
Maturities of Securities Held-to-Maturity                       -          1
Purchases of Securities Available-for-Sale                 (3,879)    (7,289)
Sales of Securities Available-for-Sale                      1,341        965
Paydowns of Securities Available-for-Sale                   1,688      1,837
Maturities of Securities Available-for-Sale                   641      2,844
Net Principal Received (Disbursed) on Loans to Customers     (578)      (547)
Sales of Loans and Other Real Estate                            1        233
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                         1,054     (1,380)
Purchases of Premises and Equipment                           (46)       (31)
Acquisitions, Net of Cash Acquired                            (46)       (53)
Proceeds from the Sale of Premises and Equipment                4          1
Other, Net                                                    104        465
                                                           ------     ------
Net Cash Provided (Used) by Investing Activities           (2,487)    (1,704)
                                                           ------     ------
Financing Activities
Change in Deposits                                           (399)     1,602
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                           (170)      (184)
Change in Payables to Customers and Broker-Dealers           (446)       501
Change in Other Borrowed Funds                                205        176
Proceeds from the Issuance of Long-Term Debt                   63        420
Repayments of Long-Term Debt                                    -       (194)
Issuance of Common Stock                                       49         58
Treasury Stock Acquired                                       (21)       (14)
Cash Dividends Paid                                          (146)      (137)
                                                           ------     ------
Net Cash Provided (Used) by Financing Activities             (865)     2,228
                                                           ------     ------
Effect of Exchange Rate Changes on Cash                        (7)        18
                                                           ------     ------
Change in Cash and Due From Banks                          (1,228)      (295)
Cash and Due from Banks at Beginning of Period              3,843      4,748
                                                           ------     ------
Cash and Due from Banks at End of Period                   $2,615     $4,453
                                                           ======     ======

----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $   97     $  177
    Income Taxes                                               72        212
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                         -          -

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

     For the first quarter of 2004, approximately 7 million options were granted. In the first three months of 2004, the Company recorded $7 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(In millions,                                        1st Quarter
 except per share amounts)                          2004    2003
                                                   -----   -----
Reported net income                                 $364    $295
Stock based employee compensation costs,
 using prospective method, net of tax                  5       2
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                          (17)    (19)
                                                    ----    ----
Pro forma net income                                $352    $278
                                                    ====    ====

Reported diluted earnings per share                $0.47   $0.41
Impact on diluted earnings per share               (0.01)  (0.02)
                                                   -----   -----
Pro forma diluted earnings per share               $0.46   $0.39
                                                   =====   =====

     The fair value of options granted in 2004 and 2003 were estimated at the grant date using the following weighted average assumptions:

                                   First Quarter
                                 2004        2003
                                 ----        ----
Dividend yield                   2.50%       3.00%
Expected volatility             25.00       33.00
Risk free interest rates         2.60        2.66
Expected options lives              5           5

     On February 1, 2003, the Company adopted FASB Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities". This interpretation requires a company that holds a variable interest in an entity to consolidate the entity if the company's interest in the variable interest entities (VIE) is such that the company will absorb a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. Various amendments to FIN 46 delayed the effective date for certain previously established entities until the first quarter of 2004. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial condition.

     As of December 31, 2003, the Company had variable interests in 9 securitization trusts. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. See Footnote "Securitizations" in the 2003 Annual Report.

     The most significant impact of FIN 46 was to require that the trusts used to issue trust preferred securities be deconsolidated. As a result, the trust preferred securities no longer represent a minority interest. Under regulatory capital rules, minority interests count as Tier 1 Capital. The Company has $1,150 million of trust preferred securities outstanding. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. On May 6, 2004, the Board of Governors of the Federal Reserve issued a Notice of Proposed Rulemaking which would be more restrictive as to the amount of trust preferred securities that could be included in Tier 1. While the Company is currently reviewing the impact of the proposed rule, both the Company and the Bank are expected to remain "well capitalized" under the proposed rule.

     In January 2004, the FASB issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to the Company's postretirement benefit plans do not reflect the effects of the Act. The Company is currently assessing the provisions of FSP 106-1 and the Act and is unable to estimate their impact on the Company's consolidated financial statements.

     Certain other prior year information has been reclassified to conform its presentation with the 2004 financial statements.

3.  Acquisitions and Dispositions
    -----------------------------

The Company continues to be an active acquirer of securities servicing and asset management businesses.

     During the first three months of 2004, 2 businesses were acquired for the total cost of $16.7 million, primarily paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to first quarter was $10.1 million. The tax deductible portion of goodwill for the first quarter is $10.1 million. All of the goodwill was assigned to the Company's Servicing and Fiduciary Business segment. At March 31, 2004, the Company was liable for potential contingent payments related to acquisitions in the amount of $628 million. During the first quarter of 2004, the Company paid $0.3 million for contingent payments related to acquisitions made in prior years.

2004
----

     In February 2004, the Company acquired the corporate trust business of The Bank of Hawaii. The transaction includes 80 bond trust and agency agreements representing approximately $3 billion of principal debt outstanding to BNY Western Trust Company.

     In March 2004, the Company acquired software and other assets of Sonic Financial Technologies LLC, a leading provider of direct access electronic trading solutions. The acquisition brings in-house advanced electronic trading capabilities that will enhance the trading platforms of Pershing and BNY Brokerage.

4.  Goodwill and Intangibles
    ------------------------

Goodwill by business segment is as follows:

(In millions)
                               March 31         December 31
                                 2004               2003
                               --------         -----------
Servicing and
 Fiduciary Businesses          $ 3,215            $ 3,136
Corporate Banking                   31                 31
Retail Banking                     109                109
Financial Markets                    -                  -
                               -------            -------
Consolidated Total             $ 3,355            $ 3,276
                               =======            =======

     The Company's business segments are tested annually for goodwill impairment.

Intangible Assets
-----------------

                                         March 31, 2004                          December 31, 2003
                          ----------------------------------------------  -------------------------------
                                                            Weighted
                          Gross                  Net        Average        Gross                   Net
(In millions)            Carrying  Accumulated Carrying   Amortization    Carrying  Accumulated  Carrying
                          Amount  Amortization  Amount   Period in Years   Amount  Amortization   Amount
                         -------- ------------ --------  ---------------  -------- ------------  --------
Trade Names               $370        $ -        $370    Indefinite Life    $370       $  -        $370
Customer Relationships     447        (43)        404           17           461        (39)        422
Other Intangible Assets     36        (23)         13            7            43        (19)         24


     The aggregate amortization expense of intangibles was $8 million and $3 million for the quarters ended March 31, 2004 and 2003, respectively. Estimated amortization expense for the next five years is as follows:

                  For the Year Ended        Amortization
(In millions)        December 31,             Expense
                 ----------------------   ----------------
                         2004                   $25
                         2005                    33
                         2006                    33
                         2007                    31
                         2008                    31

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

     Transactions in the allowance for credit losses are summarized as follows:

                                                 Three Months Ended                    Three Months Ended
                                                      March 31,                             March 31,
(In millions)                                          2004                                   2003
                                ----------------------------------------------------   ------------------
                                                  Allowance for
                                Allowance for    Lending-Related    Allowance for        Allowance for
                                 Loan Losses       Commitments      Credit Losses        Credit Losses
                                -----------       ------------       -----------         -------------
Balance, Beginning of Period      $ 668              $ 136             $ 804                $ 831
  Charge-Offs                       (29)                 -               (29)                 (44)
  Recoveries                          3                  -                 3                    3
                                  -----              -----             ------               -----
  Net Charge-Offs                   (26)                 -               (26)                 (41)
  Provision                         (10)                22                12                   40
                                  -----              -----             ------               -----
Balance, End of Period            $ 632              $ 158             $ 790                $ 830
                                  ======             =====             ======               =====
Allowance for Loan Losses                                                                    $668
Allowance for Lending-Related
  Commitments                                                                                 162


6.  Capital Transactions
    --------------------

     At March 31, 2004, the Company has a registration statement with a remaining capacity of approximately $591 million of debt, preferred stock, preferred trust securities, or common stock.

7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:

                                             Three Months Ended
                                                   March 31,
(In millions, except per share amounts)
                                                 2004    2003
                                                 ----    ----

Net Income (1)                                   $364    $295
                                                 ====    ====
Basic Weighted Average
 Shares Outstanding                               771     722
Shares Issuable on Exercise of
  Employee Stock Options                            7       4
                                                 ----    ----
Diluted Weighted Average Shares Outstanding       778     726
                                                 ====    ====

Basic Earnings Per Share:                       $0.47   $0.41
Diluted Earnings Per Share:                      0.47    0.41

(1) Net Income, net income available to common shareholders and diluted net income are the same for all periods presented.

8. Employee Benefit Plans
   ----------------------

     The components of net periodic benefit cost are as follows:

                                    Pension Benefits     Healthcare Benefits
                                   -----------------     -------------------
                                  Three Months Ended     Three Months Ended
                                        March 31,              March 31,
                                      -----------            -----------
(Dollars in millions)                 2004   2003            2004   2003
--------------------                  ----   ----            ----   ----
Net Periodic Cost (Income):
Service Cost                          $ 14   $ 11            $  -   $  1
Interest Cost                           15     12               3      2
Expected Return on Asset               (35)   (34)             (2)    (2)
Other                                    2      1               2      2
                                      ----   ----            ----   ----
Net Periodic Cost (Income)            $ (4)  $(10)           $  3   $  3
                                      ====   ====            ====   ====

9.  Commitments and Contingent Liabilities
    --------------------------------------

     In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at March 31, 2004 and December 31, 2003 follows:

Off-Balance-Sheet Credit Risks
------------------------------

                                           March 31,         December 31,
In millions                                   2004               2003
-----------                                ------------      ------------
Lending Commitments                        $ 35,556           $ 35,576
Standby Letters of Credit, net                9,968             10,168
Commercial Letters of Credit                  1,094              1,013
Securities Lending Indemnifications         197,246            173,974

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at March 31, 2004 and December 31, 2003 was $158 million and $136 million.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At March 31, 2004 and December 31, 2003, securities lending indemnifications were secured by collateral of $200.8 billion and $177.1 billion.

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

     Standby letters of credit principally support corporate obligations and include $0.7 billion that were collateralized with cash and securities on March 31, 2004 and December 31, 2003. At March 31, 2004, approximately $6.7 billion of the standbys will expire within one year, and the balance between one to five years.

     At March 31, 2004, the notional amounts and credit exposures for the Company's credit derivatives swaps were $1,326 million and $2 million, compared to $1,413 million and $3 million at December 31, 2003.

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

     In the ordinary course of business, there are various legal claims pending against the Company and its subsidiaries. In the opinion of management, liabilities arising from such claims, if any, would not have a material effect upon the Company's consolidated financial statements. See "Legal Proceedings" under Part II, Item 1 for further details.

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period March 31, 2004

Commission file number 1-6152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of April 30, 2004, The Bank of New York Company, Inc. had
777,541,966 shares of common stock ($7.50 par value) outstanding.

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

           Cross-reference                                    Page(s)
----------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of
            March 31, 2004 and December 31, 2003                  40

           Consolidated Statements of Income for
            the three months ended March 31, 2004 and 2003        41

           Consolidated Statement of Changes in
            Shareholders' Equity for the three months
            Ended March 31, 2004                                  42

           Consolidated Statement of Cash Flows for the
            three months ended March 31, 2004 and 2003            43

           Notes to Consolidated Financial Statements        44 - 51

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     2 - 39

Item 3     Quantitative and Qualitative Disclosures
            About Market Risk                                34 - 36

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

As previously disclosed, the U.S. Attorney's Office for the Eastern
District of New York (the "Office") is conducting an investigation of an alleged fraudulent scheme by RW Professional Leasing Services Corp. ("RW"), a former customer of a Long Island branch of the Company's principal banking subsidiary, The Bank of New York (the "Bank"). The Bank has been notified that it and certain of its employees are subjects of the ongoing investigation. Criminal charges have been filed against RW, certain of its principals and other individuals including a former employee who had served as a branch manager of the Bank. The Bank is cooperating fully in the investigation.

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

Item 2. Changes in Securities, Use of Proceeds and
        Issuer Purchases of Equity Securities
--------------------------------------------------

     Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the first quarter of 2004.

              Total Number of        Average Price         Maximum Shares
Month         Shares Acquired          Per Share       That May be Repurchased
-----         ---------------        -------------     -----------------------
January 1-31       2,955                 $33.24               16,628,335
February 1-29    252,901                  32.18               16,375,434
March 1-31       408,139                  32.76               15,967,295

     All shares were repurchased through the Company's stock repurchase programs, which were announced on December 11, 2001 and November 12, 2002. Each plan permits the repurchase of 16 million shares. The December 11, 2001 plan has been completed. Shares repurchased in the first quarter result from transaction related to employee benefit plans.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 10(a) - 2004 Management Incentive Compensation Plan of The Bank of New York Company, Inc. as amended and restated

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges March 31, 2004 and March 31, 2003.

     Exhibit 31 - Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.1 - Certification of Chief Financial Officer pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 - Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  The Company filed the following reports on Form 8-K since
     December 31, 2003:

     On January 21, 2004: the Company filed a Form 8-K Current report (Item 5, 7 and 12), which report included unaudited interim financial information and accompanying discussion for the fourth quarter of 2003 contained in the Company's press release dated January 21, 2004.

     On January, 26 2004: the Company filed a Form 8-K Current Report (Items 5 and 7), which report included projections and earnings estimates presented to financial analysts on January 26, 2004.

     On April 21, 2004, the Company filed a Form 8-K Current report (Item 5, 7 and 12), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2004 contained in the Company's press release dated April 21, 2004.

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



                                       THE BANK OF NEW YORK COMPANY, INC.
                                       ----------------------------------
                                         (Registrant)





Date: May 7, 2004               By:    /s/ Thomas J. Mastro
                                       -------------------------
                                Name:  Thomas J. Mastro
                               Title:  Comptroller

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------


   10 (a)      2004 Management Incentive Compensation Plan of
               The Bank of New York Company, Inc. as amended and restated

   12          Ratio of Earnings to Fixed Charges for the
               Three Months Ended March 31, 2004 and 2003.

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