Form 10-Q
period 2004-06-30
BANK OF NEW YORK CO INC
filed 2004-08-06
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
                 For the quarterly period ended June 30, 2004



   The Quarterly Report on Form 10-Q and cross reference index is on page 55.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS


         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction                                                 2
          - Overview                                                     2
          - Second Quarter 2004 Highlights                               3
          - Consolidated Income Statement Review                         4
          - Other Developments                                           8
          - Business Segments Review                                     9
          - Consolidated Balance Sheet Review                           21
          - Critical Accounting Policies                                29
          - Liquidity                                                   31
          - Capital Resources                                           33
          - Trading Activities                                          35
          - Asset/Liability Management                                  37
          - Statistical Information                                     39
          - Forward Looking Statements and
              Factors That Could Affect Future Results                  41
          - Website Information                                         42

         Consolidated Financial Statements
          - Consolidated Balance Sheets
            June 30, 2004 and December 31, 2003                         43
          - Consolidated Statements of Income
            For the Three Months and Six Months Ended
            June 30, 2004 and 2003                                      44
          - Consolidated Statement of Changes In
            Shareholders' Equity for the Six
            Months Ended June 30, 2004                                  45
          - Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 2004 and 2003             46
          - Notes to Consolidated Financial Statements                  47

         Form 10-Q
          - Cover                                                       55
          - Controls and Procedures                                     56
          - Legal Proceedings                                           56
          - Changes in Securities, Use of Proceeds and
              Issuer Purchases of Equity Securities                     56
          - Submission of Matters to Vote of Security Holders           57
          - Exhibits and Reports on Form 8-K                            59
          - Signature                                                   60

                   THE BANK OF NEW YORK COMPANY, INC.
                           Financial Highlights
             (Dollars in millions, except per share amounts)
                               (Unaudited)

                                         June 30,      March 31,      June 30,
                                           2004          2004          2003
                                        ----------    ----------    ----------
  Quarter
  -------
  Revenue (tax equivalent basis)        $    1,775    $    1,677    $    1,601
  Net Income                                   371           364           295
  Basic EPS                                   0.48          0.47          0.39
  Diluted EPS                                 0.48          0.47          0.39
  Cash Dividends Per Share                    0.20          0.19          0.19
  Return on Average Common
    Shareholders' Equity                     17.14%        17.17%        15.56%
  Return on Average Assets                    1.49          1.47          1.30
  Efficiency Ratio                           63.93         68.90         64.80

  Year-to-date
  ------------
  Revenue (tax equivalent basis)        $    3,450    $    1,677    $    3,031
  Net Income                                   735           364           590
  Basic EPS                                   0.95          0.47          0.80
  Diluted EPS                                 0.94          0.47          0.80
  Cash Dividends Per Share                    0.39          0.19          0.38
  Return on Average Common
    Shareholders' Equity                     17.15%        17.17%        16.61%
  Return on Average Assets                    1.48          1.47          1.39
  Efficiency Ratio                           66.30         68.90         62.50

  Assets                                $   97,536    $   92,652    $   99,759
  Loans                                     38,205        36,070        37,796
  Securities                                22,986        24,083        20,392
  Deposits - Domestic                       36,279        33,639        37,319
           - Foreign                        24,781        22,443        27,336
  Long-Term Debt                             6,025         6,276         6,515
  Common Shareholders' Equity                8,785         8,760         8,113

  Common Shareholders'
   Equity Per Share                     $    11.29    $    11.27    $    10.50
  Market Value Per Share
   of Common Stock                           29.48         31.50         28.75

  Allowance for Credit Losses as
   a Percent of Total Loans                   2.03%         2.19%         2.18%
  Allowance for Credit Losses as
   a Percent of Non-Margin Loans              2.42          2.64          2.50
  Allowance for Loan Losses as
   a Percent of Total Loans                   1.57          1.75          1.77
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans              1.86          2.11          2.03

  Tier 1 Capital Ratio                        7.70          7.60          6.83
  Total Capital Ratio                        11.63         11.70         11.07
  Leverage Ratio                              6.00          5.83          5.85
  Tangible Common Equity Ratio                4.95          5.22          4.32

  Employees                                 23,001        22,820        23,106

  Assets Under Custody (In trillions)
  Total Assets Under Custody            $      8.7    $      8.6    $      7.8
   Equity Securities                            34%           33%           32%
   Fixed Income Securities                      66            67            68
  Cross-Border Assets Under Custody     $      2.4    $      2.4    $      2.2

  Assets Under Administration
   (In billions)                        $       32    $       33    $       27

  Assets Under Management (In billions)
  Total Assets Under Management                 93            92            83
   Equity Securities                            36%           36%           32%
   Fixed Income Securities                      22            22            23
   Alternative Investments                      14            13             9
   Liquid Assets                                28            29            36

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

     The Company has executed a consistent strategy over the past decade by focusing on highly scalable, fee-based securities servicing and fiduciary businesses, with top three market share in most of its major product lines. The Company distinguishes itself competitively by offering the broadest array of products and services around the investment lifecycle. These include: advisory and asset management services to support the investment decision; extensive trade execution, clearance and settlement capabilities; custody, securities lending, accounting and administrative services for investment portfolios; and sophisticated risk and performance measurement tools for analyzing portfolios. The Company also provides services for issuers of both equity and debt securities. By providing integrated solutions for clients' needs, the Company strives to be the preferred partner in helping its clients succeed in the world's rapidly evolving financial markets.

     The Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. With respect to acquisitions, the Company has acquired 57 businesses since 1998, almost exclusively in its securities servicing and fiduciary segment. The acquisition of Pershing in 2003 for $2 billion was the largest of these acquisitions.

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

SECOND QUARTER 2004 HIGHLIGHTS

     After a strong overall market environment in the first quarter, the equity markets fell off in the second quarter, as equity trading volumes and volatility declined. Fixed income activity levels and foreign exchange activity and volatility remained high, providing an offset. Against this back drop, the Company's diversified business model performed well, achieving its fifth consecutive quarter of sequential core earnings growth.

     The Company reported second quarter net income of $371 million and diluted earnings per share of 48 cents compared with net income of $364 million and diluted earnings per share of 47 cents in the first quarter of 2004, and net income of $295 million and diluted earnings per share of 39 cents in the second quarter of 2003. Year-to-date net income was $735 million, or 94 cents of diluted earnings per share, compared to $590 million, or 80 cents of diluted earnings per share in 2003. Second quarter and year-to-date 2003 results included dilution of 2 cents per share from merger and integration costs associated with the Pershing acquisition.

     Securities servicing fees held steady at $717 million for the second quarter. Securities servicing fees were up $119 million or 20% over the second quarter of 2003. While the noticeable drop in equity market trading volumes impacted the Company's execution and clearing business, its fixed-income linked businesses, including securities lending, corporate trust and global collateral management, generated strong revenue growth. In addition, the Company's depositary receipts ("DR") business continues to build momentum, driven by seasonal dividend activity and higher levels of capital raisings. Continued new business wins across the board further supported growth in revenues and assets under custody.

     At June 30, 2004 assets under custody rose to $8.7 trillion, from $8.6 trillion at March 31, 2004 and $7.8 trillion at June 30, 2003. Cross-border custody assets were $2.4 trillion at June 30, 2004. Equity securities composed 34% of the assets under custody at June 30, 2004, while fixed income securities were 66%.

     The Company's asset management business continues to perform well, responding to growing institutional investor interest in alternative investments. Private client services and asset management fees increased 5% on a sequential quarter basis. In addition, foreign exchange results continued to benefit from currency volatility and increased cross-border investing. Foreign exchange and other trading revenues declined by 6% relative to the first quarter to $100 million, but remained at historically high levels, up 14% versus a year ago.

     Net interest income, excluding the first quarter impact of the leveraged lease adjustment, was up 2% sequentially, reflecting modest growth in liquid earning assets. On a year-over-year basis, net interest income for the quarter increased 6%, reflecting the full impact of the Pershing acquisition and an increase in investment securities.

     The Company remains very focused on managing its expense base and continuing to implement reengineering and profitability programs. Credit quality remains strong, reflecting the success of the Company's risk management program as well as the improved economic environment. As a result, the loan loss provision came in at $10 million in the second quarter, slightly better than the $12 million provision in the first quarter.

     During the second quarter of 2004, the Company continued to invest in enhancing its service offerings, critical to sustaining top line growth through all types of markets, while maintaining its commitment to expense discipline to ensure a competitive cost base. Service offerings enhancements were the result of both internal development and acquisitions. In investor services, the Company rolled out major enhancements to INFORM, the primary day to day electronic interface between clients and the Company. In execution and clearing, the Company acquired a leading electronic trading platform from Sonic Financial which offers clients access to sophisticated trading tools and smart routing capabilities. At Pershing, the Company introduced enhancements to its platform for introducing broker-dealers enabling them to more effectively manage and sell to their clients. The results of these investments were demonstrated by consistent new business wins, which were key drivers for growth in revenues and assets under custody in the quarter.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

                                  2nd       1st       2nd
                                Quarter   Quarter   Quarter     Year-to-Date
(Dollars in millions)             2004      2004      2003     2004      2003
                                -------   -------   -------   -------   -------
Servicing Fees
  Securities                    $   717   $   716   $   598   $ 1,433   $ 1,071
  Global Payment Services            81        79        80       160       158
                                -------   -------   -------   -------   -------
                                    798       795       678     1,593     1,229
Private Client Services
 and Asset Management Fees          113       108        94       221       184
Service Charges and Fees             94        96        92       190       189
Foreign Exchange and
 Other Trading Activities           100       106        88       206       154
Securities Gains                     12        33         9        45        16
Other                                49        92        35       141        69
                                -------   -------   -------   -------   -------
Total Noninterest Income        $ 1,166   $ 1,230   $   996   $ 2,396   $ 1,841
                                =======   =======   =======   =======   =======

     Total noninterest income for the second quarter of 2004 was $1,166 million. Excluding the $48 million pre-tax gain on sale of a portion of the Company's investment in Wing Hang Bank, Ltd. and the $19 million gain on four sponsor fund investments in the first quarter of 2004, noninterest income increased by $3 million. Total noninterest income for the second quarter was up 17% over the second quarter of last year reflecting the full quarter impact of the Pershing acquisition as well as strong performance in private client services and asset management and improved results from foreign exchange and other trading activities. Excluding the aforementioned gains in the first quarter of 2004, noninterest income for the six months ended June 30, 2004 was $2,329 million, an increase of 27% over the comparable 2003 period, reflecting the impact of the Pershing acquisition and organic growth.

     Notwithstanding the noticeable drop in sequential equity trading volumes, the diversity of the securities servicing businesses allowed fees to hold steady at $717 million for the second quarter. Securities servicing fees were up $119 million or 20% over the second quarter of 2003. For the first six months of 2004, securities servicing fees were $1,433 million, an increase of $362 million from $1,071 million for the first six months of 2003. The principal reason for the increase over last year is the inclusion of Pershing for full periods in 2004 compared with two months in the 2003 periods.

     Execution and clearing services fees decreased $23 million sequentially, or 8%, to $280 million in the second quarter. The execution business was impacted by lower equity market trading volumes in the second quarter, as combined NYSE and NASDAQ trading volumes, excluding program trading, were down 15% from the first quarter. Pershing's correspondent clearing business was also impacted by lower retail activity in May and June which reduced billable trades.

     Investor services fees were up slightly to $229 million, reflecting higher securities lending, domestic custody, and global funds services fees driven by new business wins, partially offset by slightly lower average asset price levels over the quarter. As of June 30, 2004, assets under custody rose to $8.7 trillion, from $8.6 trillion at March 31, 2004 and $7.8 trillion at June 30, 2003.

     Issuer services fees recorded a strong quarter, increasing 13% sequentially reflecting good growth in depositary receipts and corporate trust and stable results in stock transfer. Depositary receipts benefited from an increase in seasonal dividend activity, continued active cross-border investing, and an increase in new capital issuances. Corporate trust activity benefited from strength in issuance of global securities.

     Broker-dealer services fees also showed good growth, increasing $3 million, or 6%, on a sequential quarter basis, as a result of higher volumes due to new business wins in the collateral management businesses and higher levels of mortgage backed and government trading activity.

     Global payment services fees were up $2 million, or 3%, compared with the prior quarter and up $1 million or 1% from a year ago resulting from higher volumes and conversion of new business. Global payment services fees increased by 1% on a year-to-date basis over 2003.

     Private client services and asset management fees for the second quarter were up 5% from the prior quarter and 20% from the second quarter of 2003. The sequential quarter increase reflects continued strong growth at Ivy Asset Management and seasonally higher private client fees related to tax services. The increase from the second quarter of 2003 and on a year-to-date basis reflects growth in Ivy Asset Management as well as higher equity price levels. Total assets under management were $93 billion at June 30, 2004, up from $92 billion at March 31, 2004 and $83 billion a year ago.

     Service charges and fees were down 2% from the prior quarter, as higher retail service fees were offset by weaker demand for capital market services. Compared to 2003, service charges and fees were up 2% on a quarterly basis and up 1% on a year-to-date basis, reflecting higher retail services fees.

     Foreign exchange and other trading revenues decreased $6 million from the record first quarter but increased $12 million, or 14%, from a year ago. The continued strong performance this quarter in foreign exchange reflects high levels of client activity, tied to cross-border investing and hedging against currency volatility. For the six months ended June 30, 2004, foreign exchange and other trading activities were up 34% over the six months ended June 30, 2003, reflecting the same factors outlined for the second quarter.

     Securities gains in the second quarter were $12 million, compared with $33 million in the first quarter of 2004 and $9 million in the second quarter of 2003. In the first quarter of 2004, securities gains included realized gains of $19 million on four sponsor fund investments. For the six months ended June 30, 2004, securities gains were $45 million, up $29 million from the six months ended June 30, 2003.

     Other noninterest income was $49 million in the second quarter, compared with $92 million in the first quarter of 2004 when other noninterest income included a pre-tax gain of $48 million from the sale of a portion of the Company's investment in Wing Hang Bank Limited. Compared to the second quarter of 2003, other noninterest income was $49 million up from $35 million last year. In the six months ended June 30, 2004, other noninterest income was $141 million, up from $69 million in the six months ended June 30, 2003 primarily reflecting the gain on the sale of a portion of its investment in Wing Hang Bank Limited.

Net Interest Income
-------------------

                             2nd      1st     1st     2nd
                           Quarter  Quarter  Quarter Quarter        Year-to-Date
                           -------- -------- ------- -------- -------------------------
                           Reported Reported  Core** Reported Reported Core**  Reported
(Dollars in millions)      -------- -------- ------- -------- -------- ------- --------
                             2004     2004    2004     2003     2004     2004    2003
                           -------- -------- ------- -------- -------- ------- --------
Net Interest Income        $    421 $    268 $   413 $    398 $    689 $   834 $    784
Tax Equivalent Adjustment*        8        6       6        9       14      14       19
                           -------- -------- ------- -------- -------- ------- --------
Net Interest Income on a
 Tax Equivalent Basis      $    429 $    274 $   419 $    407 $    703 $   848 $    803
                           ======== ======== ======= ======== ======== ======= ========
Net Interest Rate
 Spread                        1.84%    1.13%   1.85%    1.96%    1.49%   1.84%    2.06%
Net Yield on Interest
 Earning Assets                2.08     1.36    2.08     2.21     1.72    2.08     2.32

* A number of amounts related to net interest income are presented on a "taxable equivalent basis." The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

** Excludes SFAS 13 adjustment

     Net interest income on a taxable equivalent basis was $429 million in the second quarter of 2004, compared with $274 million reported in the first quarter of 2004, and $407 million in the second quarter of 2003. The net interest income rate spread was 1.84% in the second quarter of 2004, compared with 1.13% reported in the first quarter of 2004, and 1.96% in the second quarter of 2003. The net yield on interest earning assets was 2.08% in the second quarter of 2004, compared with 1.36% reported in the first quarter of 2004, and 2.21% in the second quarter of 2003. In the first quarter of 2004, net interest income included a pre-tax charge of $145 million resulting from a cumulative adjustment to the leasing portfolio, which was triggered under Statement of Financial Accounting Standards No. 13 ("SFAS 13") "Accounting for Leases". Excluding the SFAS 13 adjustment, net interest income on a taxable equivalent basis was $419 million in the first quarter of 2004, which reflected a net interest rate spread of 1.85% and a net yield on interest earning assets of 2.08%.

     The increase in net interest income from the core first quarter of 2004 results is primarily due to a slightly higher level of liquid earning assets, which resulted from the greater deposit flows from servicing customers, as well as a modest shift from fixed rate investment securities to short-term floating assets to better position for higher rates. The increase in net interest income from the second quarter of 2003 reflects the full quarter impact of the Pershing acquisition.

     For the first six months of 2004, net interest income on a taxable equivalent basis was $703 million, compared with $803 million in the first half of 2003, reflecting the SFAS 13 adjustment partially offset by the full impact of the Pershing acquisition. The year-to-date net interest income spread was 1.49% in 2004 (core of 1.84%) compared with 2.06% in 2003, while the net yield on interest earning assets was 1.72% in 2004 (core of 2.08%) and 2.32% in 2003.

Noninterest Expense and Income Taxes
------------------------------------

                                  2nd       1st       2nd
                                Quarter   Quarter   Quarter     Year-to-date
(Dollars in million)              2004      2004      2003      2004    2003
                                -------   -------   -------   -------  -------
Salaries and Employee Benefits  $   570   $   574   $   498   $ 1,144  $   921
Net Occupancy                        72        81        64       153      122
Furniture and Equipment              51        51        49       102       85
Clearing                             44        48        40        92       69
Sub-custodian Expenses               22        22        19        44       35
Software                             50        49        43        99       78
Communications                       23        24        23        47       44
Amortization of Intangibles           8         8         7        16       10
Merger and Integration Costs          -         -        25         -       25
Other                               172       156       135       328      253
                                -------   -------   -------   -------  -------
Total Noninterest Expense       $ 1,012   $ 1,013   $   903   $ 2,025  $ 1,642
                                =======   =======   =======   =======  =======

     Noninterest expense for the second quarter of 2004 was $1,012 million, compared with $1,013 million in the prior quarter, and $903 million in the second quarter of 2003. Noninterest expense in the first quarter included $18 million related to cost reduction initiatives, including lease terminations, severance and relocation expenses.

     After adjusting for the $4 million step-up in stock option expensing this quarter as well as $10 million in severance and $8 million in lease termination costs in the first quarter, sequential expense growth was only 1.3%. Salaries and employee benefits were well controlled increasing just $2 million, or 0.4%, after the aforementioned adjustments. Headcount was up 181 for the quarter increasing by only 85 excluding acquisitions. Option expense levels will not increase in the third and fourth quarter of 2004 with the last step-up in option expensing coming in the second quarter of 2005, reflecting the completion of the three year phase-in period. Clearing expenses in the second quarter, which are tied to transaction volumes, were down $4 million sequentially to $44 million while sub-custodian expenses, which are also tied to volumes, held steady at $22 million due to stronger activity trends in Europe. The increase in other operating expenses of $16 million on a sequential quarter basis was driven largely by higher legal costs, increased use of consultants in connection with cost restructuring programs, and seasonal travel and entertainment.

     Second quarter of 2003 included $25 million of merger and integration costs related to the Pershing acquisition. After excluding merger and integration costs, noninterest expense for the second quarter of 2004 was $1,012 million compared with $878 million in the second quarter of 2003. On the same basis, noninterest expense for the first six months of 2004 was $2,025 million compared with $1,617 million last year. The increases mainly reflect higher business activity and the full impact of the Pershing acquisition in the second quarter and first half of 2004.

     The effective tax rate for the second quarter of 2004 was 34.2%, compared to 23.1% in the first quarter and 34.6% in the second quarter of 2003. The effective tax rate for the six months period ended June 30, 2004 was 29.2%, compared with 34.6% for the six months period ended June 30, 2003. The year-over-year decreases reflect the benefit associated with the SFAS 13 adjustment in the first quarter of 2004.

Credit Loss Provision and Net Charge-offs
-----------------------------------------

                                 2nd       1st       2nd
                               Quarter   Quarter   Quarter     Year-to-Date
(Dollars in millions)            2004      2004      2003      2004     2003
                               -------   -------   -------   -------   -------
Provision                      $    10   $    12   $    40   $    22   $    80
                               =======   =======   =======   =======   =======
Net Charge-offs:
  Commercial                   $   (11)  $    (5)  $   (34)  $   (16)  $   (59)
  Foreign                           (8)      (10)       (7)      (18)       (7)
  Other                              -         -         -         -       (10)
  Consumer                          (6)      (11)       (5)      (17)      (10)
                               -------   -------   -------   -------   -------
     Total                     $   (25)  $   (26)  $   (46)  $   (51)  $   (86)
                               =======   =======   =======   =======   =======

Other Real Estate Expenses     $     -   $     -   $     -   $     -   $     -

     The provision was $10 million in the second quarter of 2004 compared to $12 million in the first quarter of 2004 and $40 million in the second quarter of 2003. For the first six months of 2004, the provision was $22 million compared with $80 million in 2003. The lower provision compared with the second quarter of 2003 reflects the Company's improved risk profile as well as improvements in the U.S. economy. Declines in nonperforming and criticized assets, improved borrower ratings, and reductions in large exposures are indicative of the Company's reduced credit risk.

     Net charge-offs were $25 million in the second quarter of 2004 versus $26 million and $46 million in the first quarter of 2004 and second quarter of 2003. These represent 0.26% of total loans in the most recent quarter, down from 0.29% and 0.49% in the prior periods, respectively.

OTHER DEVELOPMENTS

     In May 2004, the Company made a strategic investment in London-based Netik, LLC. Netik provides market-leading data management and consolidated reporting capabilities that leverage its data warehouse for portfolio and investment information, reference data, and analytics. The Company uses Netik products as part of its BNY SmartSource(service mark) outsourcing solution, and will also partner with Netik to make the product available to other financial institutions.

     Late in the second quarter of 2004, the Company acquired a unit investment trust business that services approximately $20 billion in assets for over 4,200 different series of unit investment trusts.

     During the second quarter of 2004, the Company agreed to acquire Osprey Partners LLC's portfolio accounting technology to broaden its managed account services offering. The acquisition will allow the Company to integrate the portfolio accounting function within its proprietary managed account services offering and fully support the comprehensive portfolio view created by unified managed account platforms.

     In July 2004, the Company's new $2 billion shelf registration became effective. Combined with the existing shelf registration the Company now has the capacity to issue approximately $2.5 billion of debt, preferred stock, preferred trust securities, or common stock.

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

     Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate, but related businesses. Issuer services include corporate trust, depositary receipts and stock transfer. Investor services include global fund services, global custody, securities lending, global liquidity services and outsourcing. Broker-dealer services include government securities clearance and collateral management. Execution and clearing services include in the execution area institutional agency brokerage, electronic trading, transition management services, and independent research. Through Pershing, the clearing part of the business provides clearing, execution, financing, and custody for introducing brokers/dealers. The Servicing and Fiduciary Businesses segment also includes customer-related foreign exchange.

     In issuer services, the Company's American and global depositary receipt ("DR") business has over 1,180 programs representing 60 countries. As a trustee, the Company provides diverse services for corporate, municipal, mortgage-backed, asset-backed, derivative and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $1 trillion in outstanding debt securities. The Company is the third largest stock transfer agent representing over 1,950 publicly traded companies with over 19 million shareholder accounts.

     In investor services, the Company is the second largest custodian with $8.7 trillion of assets at June 30, 2004. The Company is the second largest mutual fund custodian with $1.4 trillion in assets. The Company is the largest U.K. custodian. The Company services over 25% of total exchange traded fund industry assets. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts.

     The Company's broker-dealer services business clears approximately 50% of U.S. Government securities. With over $800 billion in tri-party balances worldwide, the Company is the world's largest collateral management agent.

     The Company's execution and clearing services business is the largest global institutional agency brokerage organization. In addition, it is the largest institutional electronic broker for non-U.S. dollar equity execution. The Company provides execution and clearing services in over 80 markets, executing trades for more than 600 million shares and clearing 650,000 trades daily. The Company has 21 seats on the New York Stock Exchange. Pershing services nearly 1,100 introducing brokerage firms and registered investment advisors who collectively represent more than 5 million individual investors.

     Global payment services facilitate the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

     The Company's strategy is to be a market leader in these businesses and continue to build out its product and service capabilities and add new clients. The Company has completed 57 acquisitions since 1998 in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients' needs.

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

Servicing and Fiduciary Businesses
----------------------------------



                                  2nd        1st         2nd
                                Quarter    Quarter     Quarter        Year-to-date
(Dollars in millions)            2004        2004        2003       2004        2003
                              ---------   ---------   ---------   ---------  ---------
Net Interest Income           $     144   $     140   $     120   $     284  $     225
Provision for Credit Losses           1           -           -           1          -
Noninterest Income                  994         990         843       1,984      1,534
Noninterest Expense                 764         757         651       1,521      1,176
Income Before Taxes                 373         373         312         746        583

Average Assets                $  22,891   $  22,771   $  15,727   $  22,831  $  11,695
Average Deposits                 35,520      35,138      33,499      35,329     32,320
Nonperforming Assets                  3           3          16           3         16

(In billions)
Assets Under Custody          $   8,662   $   8,577   $   7,787   $   8,662  $   7,787
 Equity Securities                   34%         33%         32%         34%        32%
 Fixed Income Securities             66          67          68          66         68
Cross-Border Assets           $   2,425   $   2,401   $   2,180   $   2,425  $   2,180

(In billions)
Assets Under Administration   $      32   $      33   $      27   $      32  $      27
Assets Under Management              93          92          83          93         83
 Equity Securities                   36%         36%         32%         36%        32%
 Fixed Income Securities             22          22          23          22         23
 Alternative investments             14          13           9          14          9
 Liquid Assets                       28          29          36          28         36

S&P 500 Index (Period End)        1,141       1,126         975       1,141        975
NASDAQ Index (Period End)         2,048       1,994       1,623       2,048      1,623
NYSE Volume (In billions)          90.8        95.4        93.0       186.2      179.6
NASDAQ Volume (In billions)       108.3       126.3       112.5       234.6      201.3

     Second quarter results showed continued strength in the Company's primary businesses, including securities servicing and private client services and asset management. In the second quarter of 2004, pre-tax income was $373 million, compared with $373 million in the first quarter of 2004 and $312 million a year ago. On a year-to-date basis, pre-tax income was $746 million, up 28% from $583 million in 2003.

     Noninterest income increased to $994 million from $990 million in the first quarter of 2004 and $843 million in the second quarter of 2003. Notwithstanding the noticeable drop in sequential equity trading volumes, fees held steady at $717 million for the second quarter given the diversity of the securities servicing businesses. Second quarter securities servicing fees increased $119 million, or 20%, over the second quarter of 2003, and on a year-to-date basis, securities servicing fees were $1,433 million, up 34% over the comparable 2003 period principally due to the inclusion of Pershing for six months in 2004 compared with two months in the first half of 2003.

Securities Servicing Fees
-------------------------
                                           2nd       1st       4th       3rd
                                         Quarter   Quarter   Quarter   Quarter
(Dollars in millions)                      2004      2004      2003      2003
                                         -------   -------   -------   -------
Execution and Clearing Services          $   280   $   303   $   290   $   271

 Investor Services                           229       226       210       212

 Issuer Services                             155       137       136       127

 Broker-Dealer Services                       53        50        48        47
                                         -------   -------   -------   -------
 Securities Servicing Fees               $   717   $   716   $   684   $   657
                                         =======   =======   =======   =======

     Execution and clearing services fees decreased $23 million sequentially, or 8%, to $280 million in the second quarter. The execution business was impacted by lower equity market trading volumes in the second quarter, as combined NYSE and NASDAQ trading volumes, excluding program trading, were down 15% from the first quarter. BNY Brokerage, B-Trade, and G-Trade volumes were down, but less than the overall market decline. The execution business also experienced a slowdown in transition management activity from the robust first and fourth quarter levels consistent with overall trends in the fund industry. The impact of lower trading volumes was partly offset by new business wins across the Company's product lines and several significant wins with existing public fund clients. The Company has received a favorable response to Sonic, the electronic trading portal it acquired in March. Since the acquisition, the Company has installed 30 money managers on the platform that are responsible for $700 billion in assets under management. Lower trading volumes had a more muted impact on Pershing which generates the majority of its revenues from non-transactional activities like asset gathering and technology services. Pershing's correspondent clearing business was impacted by lower retail activity in May and June which reduced billable trades. Margin loans held steady at $6.1 billion which indicates that retail investor sentiment remains positive. In addition, as a result of new business wins and organic growth, other key metrics like total active accounts, retirement accounts, and client assets were all up for the quarter and year-to-date.

     Investor services fees were up slightly to $229 million, reflecting higher securities lending, domestic custody, and global funds services fees driven by new business wins, partially offset by slightly lower average asset price levels over the quarter. As of June 30, 2004, assets under custody rose to $8.7 trillion, from $8.6 trillion at March 31, 2004 and $7.8 trillion at June 30, 2003. The sequential quarter increase in assets under custody primarily reflects new business wins. Cross-border custody assets were $2.4 trillion at June 30, 2004. Equity securities composed 34% of the assets under custody at June 30, 2004 compared with 32% at June 30, 2003, while fixed income securities were 66% compared with 68% last year. Securities lending fees showed good growth relative to the first quarter benefiting from increased loan assets due to new business wins and slightly higher spreads due to seasonal factors.

     Issuer services fees recorded a strong quarter, increasing 13% sequentially reflecting good growth in depositary receipts and corporate trust and stable results in stock transfer. Depositary receipts benefited from an increase in seasonal dividend activity, continued active cross-border investing, and an increase in new capital issuances. Net DR issuance has occurred for ten straight months and in 15 of the last 18 months, demonstrating the continued strengthened interest in cross-border investing activity. Corporate trust activity benefited from strength in issuance of international securities which more than offset flat performance on the municipal side.

     Broker-dealer services fees increased $3 million, or 6%, on a sequential quarter basis, as a result of higher volumes due to new business wins in the collateral management businesses and higher levels of mortgage backed and government trading activity. The Company now processes approximately $850 billion of financing for the Company's broker-dealer clients daily through tri-party collateralized financing agreements, up 26% from a year ago.

     Global payment services fees were up $2 million, or 3%, compared with the prior quarter and up $1 million, or 1% from a year ago, resulting from higher volumes and conversion of new business. Global payment services increased by 1% on a year-to-date basis over 2003.

     Private client services and asset management fees for the second quarter were up 5% from the prior quarter and 20% from the second quarter of 2003. The sequential quarter increase reflects continued strong growth at Ivy Asset Management and seasonally higher private client fees related to tax services. The increase from the second quarter of 2003 and on a year-to-date basis reflects growth in Ivy Asset Management as well as higher equity price levels.

     Assets under management ("AUM") were $93 billion at June 30, 2004, up from $92 billion at March 31, 2004 and $83 billion at June 30, 2003. Assets under administration were $32 billion compared with $33 billion at March 31, 2004 and $27 billion at June 30, 2003. The sequential quarter and year-over-year increases in assets under management reflect growth in the Company's alternative investments business and a rise in equity market value. Institutional clients represent 67% of AUM while individual clients equal 33%. AUM at June 30, 2004, are 36% invested in equities, 22% in fixed income, 14% in alternative investments and the remainder in liquid assets. At Ivy, AUM climbed to $13.2 billion at June 30, 2004 from $11.7 billion at March 31, 2003 and $7.3 billion at June 30, 2003 reflecting continued strong demand from institutional and foreign investors.

     Foreign exchange and other trading revenues decreased $6 million from the prior quarter and increased $12 million, or 14%, from one year ago. The continued strong performance this quarter in foreign exchange reflects high levels of client activity, tied to cross-border investing and hedging against currency volatility. Other trading was down sequentially due to a slowdown in client driven activity at Pershing which acts as a riskless principal taker to facilitate customer order flow. For the six months ended June 30, 2004, foreign exchange and other trading activities were up 34% over the six months ended June 30, 2003, reflecting the same factors outlined for the second quarter.

     Net interest income in the Servicing and Fiduciary Businesses segment was $144 million for the second quarter of 2004 compared with $140 million for the first quarter of 2004 and $120 million in the second quarter of 2003. The increase in net interest income on a sequential quarter basis is primarily attributable to higher levels of client activity which led to an increase in the average level of assets and deposits. The increase in net interest income from the second quarter of 2003 is primarily due to the Pershing acquisition. Net interest income for the six months ended June 30, 2004 was $284 million compared with $225 million in the first half of 2003, mainly due to the Pershing acquisition. Average assets for the quarter ended June 30, 2004 were $22.9 billion compared with $22.8 billion in the first quarter of 2004 and $15.7 billion in the second quarter of 2003. Average assets for the six months ended June 30, 2004 were $22.8 billion compared with $11.7 billion in the first six months of 2003. The increase in assets in 2004 compared with 2003 is primarily attributable to the Pershing acquisition. The second quarter of 2004 average deposits were $35.5 billion compared with $35.1 billion in the first quarter of 2004 and $33.5 billion in the second quarter of 2003. Average deposits for the first half of 2004 were $35.3 billion compared with $32.3 billion for the first half of 2003.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the second quarter of 2004, compared with $5 million in the first quarter of 2004 and zero in the second quarter of 2003. Nonperforming assets were $3 million at June 30, 2004, compared with $3 million at March 31, 2004 and $16 million at June 30, 2003.

     Noninterest expense for the second quarter of 2004 was $764 million, compared with $757 million in the first quarter of 2004 and $651 million in the second quarter of 2003. The rise in noninterest expense from first quarter of 2004 was primarily due to the Company's continued investment in technology, as well as higher volume-related expenses related to revenue growth. Noninterest expense for the first six months of 2004 was $1,521 million, compared with $1,176 million for the same period in 2003. The increase over last year's quarter and year-to-date periods reflects the Pershing acquisition.

Corporate Banking
-----------------

                                2nd       1st       2nd
                              Quarter   Quarter   Quarter     Year-to-date
(Dollars in millions)           2004      2004      2003     2004      2003
                              --------  --------  --------  --------  --------
Net Interest Income           $     87  $     89  $     95  $    176  $    187
Provision for Credit Losses         15        20        30        35        60
Noninterest Income                  84        80        82       164       153
Noninterest Expense                 54        53        51       107        99
Income Before Taxes                102        96        96       198       181

Average Assets                $ 17,308  $ 17,358  $ 19,851  $ 17,333  $ 20,189
Average Deposits                 6,345     6,800     6,583     6,573     6,899
Nonperforming Assets               293       325       410       293       410
Net Charge-offs                      9        11        42        20        77

     In the second quarter of 2004, pre-tax income was $102 million, compared with $96 million in the first quarter of 2004 and the second quarter of 2003. On a year-to-date basis, pre-tax income was $198 million, up 9% from $181 million in 2003. The improvement in all periods is primarily attributable to a reduction in credit risk, resulting in a lower provision for credit losses.
The Company has achieved its principal risk management objectives, and assets are now flat to slightly growing.

     The Corporate Banking segment's net interest income was $87 million in the second quarter of 2004, compared with $89 million in the first quarter of 2004 and $95 million in the second quarter of 2003. The decline from both the first quarter of 2004 and second quarter of 2003 reflects continued reduction in lending to corporate borrowers as well as a decline in deposits. On a year-to-date basis, net interest income for 2004 was $176 million compared with $187 million in 2003. Average assets for the quarter were $17.3 billion compared with $17.4 billion in the first quarter of 2004 and $19.9 billion in the second quarter of last year. Average deposits in the corporate bank were $6.3 billion versus $6.8 billion in the first quarter of 2004 and $6.6 billion in 2003. For the six months ended June 30, 2004, average assets were $17.3 billion compared to $20.2 billion for the first six months of 2003. For the first half of 2004 and 2003, average deposits were $6.6 billion and $6.9 billion.

     The second quarter of 2004 provision for credit losses was $15 million compared with $20 million in the first quarter of 2004 and $30 million last year. On a year-to-year basis, the provision for credit losses was $35 million for 2004 and $60 million for 2003. The decline in the provision from the second quarter and year-to-date 2003 reflects reduced credit exposures and an improvement in overall asset quality. Net charge-offs in the Corporate Banking segment were $9 million in the second quarter of 2004, $11 million in the first quarter of 2004, and $42 million in the second quarter of 2003. Net charge-offs for the first six months of 2004 were $20 million compared with $77 million in 2003. The charge-offs for the first six months of 2004 primarily relate to loans to media and foreign borrowers. Nonperforming assets were $293 million at June 30, 2004, down from $325 million at March 31, 2004 and $410 million at June 30, 2003. The decrease in nonperforming assets from the second quarter of 2003 primarily reflects paydowns and charge-offs of commercial and foreign loans.

     Noninterest income was $84 million in the current quarter, compared with $80 million in the first quarter of 2004 and $82 million in the second quarter of 2003. On a sequential quarter basis, the increase reflects higher syndication fees. The increase year-over-year reflects higher income from unconsolidated subsidiaries. On a year-to-date basis, noninterest income was $164 million, up $11 million from $153 million in 2003, reflecting higher income from the Company's investment in Wing Hang Bank as well as higher capital markets fees and trading income.

     Noninterest expense in the second quarter was $54 million, compared with $53 million in the first quarter of 2004 and $51 million in the second quarter of 2003. The increase over 2003 reflects higher compensation costs due in part to a reduced pension credit and higher stock option expense. On a year-to-date basis, noninterest expense was $107 million, compared with $99 million in 2003, reflecting higher compensation and medical costs.

Retail Banking
--------------

                                 2nd       1st       2nd
                               Quarter   Quarter   Quarter     Year-to-date
(Dollars in millions)            2004      2004      2003     2004      2003
                               -------   -------   -------   -------   -------
Net Interest Income            $   126   $   123   $   118   $   249   $   234
Provision for Credit Losses          5         5         5        10         9
Noninterest Income                  28        29        33        57        62
Noninterest Expense                 95        93        91       188       178
Income Before Taxes                 54        54        55       108       109

Average Assets                 $ 5,317   $ 5,377   $ 5,333   $ 5,347   $ 5,360
Average Noninterest
  Bearing Deposits               5,209     5,028     4,565     5,118     4,697
Average Deposits                15,162    14,807    14,252    14,985    14,187
Nonperforming Assets                15        15        11        15        11
Net Charge-offs                      5         6         5        11        10

Number of Branches                 341       341       341       341       341
Total Deposit Accounts
   (In Thousands)                1,129     1,133     1,183     1,129     1,183
Number of ATMS                     379       378       371       379       371

     The Retail Banking segment continues to demonstrate stable results in spite of increased competition in the New York metropolitan area. In the second quarter of 2004, pre-tax income was $54 million, compared with $54 million in the first quarter of 2004 and $55 million a year ago. On a year-to-date basis, pre-tax income was $108 million, compared with $109 million in 2003. The Company has been able to steadily grow its deposit balances, with average deposits reaching $15.2 billion during the quarter.

     Net interest income in the second quarter of 2004 was $126 million, compared with $123 million in the first quarter of 2004 and $118 million in the second quarter of 2003. On a sequential quarter basis, net interest income increased slightly reflecting higher levels of deposits. Net interest income on a year-to-year basis for 2004 and 2003 was $249 million and $234 million. The increases from 2003 reflect increased noninterest bearing deposits and interest bearing deposits from municipalities in the retail bank's service area as well as increased asset yield. The rise in deposits reflects the segment's focus on small business owners and professionals such as lawyers, doctors and certified public accountants. In addition, product offerings such as BNY On-Line and the debit card along with promotional campaigns have helped build deposit volumes.

     Noninterest income was $28 million for the quarter compared with $29 million on a sequential quarter basis and $33 million in last year's second quarter. Noninterest income for the first six months of 2004 was $57 million compared with $62 million in the first six months of 2003. The decreases in noninterest income reflect lower monthly service fees and lower debit card fees. Monthly service charges are down as a result of promotional offerings made in response to the competitive environment. Other deposit service fees increased over 2003. Although the average size of a debit card transaction and the number of transactions are up, debit card fees are down due to an industry wide settlement that reduced intercharge income by 30%. The second quarter of 2003 included a gain on the sale of $230 million of mortgage loans.

     Noninterest expense in the second quarter of 2004 was $95 million, compared with $93 million in the first quarter of 2004 and $91 million last year. The increase from the second quarter of 2003 reflects higher compensation and marketing costs. Noninterest expense for the first half of 2004 was $188 million compared with $178 million in the first half of 2003. The year-over-year change reflects the same factors influencing the quarterly increase as well as higher legal expenses.

     Net charge-offs were $5 million in the second quarter of 2004, compared with $6 million in the first quarter of 2004 and $5 million in the second quarter of 2003. Nonperforming assets were $15 million at June 30, 2004, compared with $15 million at March 31, 2004, and $11 million at June 30, 2003. The rise over the second quarter of 2003 is attributable to an increase in the level of nonperforming small business loans. For the first six months of 2004, net charge-offs were $11 million, up $1 million from $10 million for the first six months of 2003.

     Average deposits generated by the Retail Banking segment were $15.2 billion in the second quarter of 2004, compared with $14.8 billion in the first quarter of 2004 and $14.3 billion in the second quarter of 2003. For the first half of 2004 average deposits were $15.0 billion compared to $14.2 billion in the first half of 2003. Average noninterest bearing deposits for the first six months of 2004 were $5.1 billion compared with $4.7 billion in the first six months of 2003. Average assets in the Retail Banking sector were $5.3 billion, compared with $5.4 billion in the first quarter of 2004 and $5.3 billion in the second quarter of 2003. On a year-to-year basis, average assets were $5.3 billion for 2004 and $5.4 billion in 2003.

Financial Markets
-----------------
                                 2nd       1st       2nd
                               Quarter   Quarter   Quarter      Year-to-date
(Dollars in millions)            2004      2004      2003      2004      2003
                               --------  --------  --------  --------  --------
Net Interest Income            $     83  $     80  $     80  $    163  $    157
Provision for Credit Losses           5         5         6        10        11
Noninterest Income                   43        50        33        93        83
Noninterest Expense                  28        27        25        55        49
Income Before Taxes                  93        98        82       191       180

Average Assets                 $ 50,728  $ 50,051  $ 46,463  $ 50,390  $ 45,404
Average Deposits                  5,460     3,864     4,153     4,662     4,533
Average Investment Securities    22,982    22,997    18,720    22,989    18,351
Net Charge-offs                      10         4         -        14         -

     In the second quarter of 2004, pre-tax income was $93 million, compared with $98 million in the first quarter of 2004 and $82 million in the second quarter of 2003. The sequential quarter decline is due to a drop in trading revenue. On a year-to-date basis, pre-tax income was $191 million, up 6% from $180 million in 2003. The increases over the second quarter and year-to-date 2003 periods are primarily due to a rise in both trading income and net interest income.

     Net interest income for the second quarter was $83 million compared with $80 million on a sequential quarter and year-over-year basis. The increase from the first quarter of 2004 reflects a slightly higher level of liquid earning assets, which resulted from greater deposit flows from servicing customers as well as a modest shift from fixed rate investment securities to short-term floating assets to better position for higher rates. The increase from the second quarter of 2003 reflects higher average balances of investment securities partially offset by lower yields. Net interest income was $163 million in the first six months of 2004 compared to $157 million in the first six months of 2003. Average second quarter 2004 assets in the Financial Markets segment composed primarily of short-term liquid assets and investment securities were $50.7 billion, up from $50.1 billion on a sequential quarter basis and $46.5 billion last year. Average assets for the first half of 2004 were $50.4 billion compared to $45.4 billion for the first half of 2003. The increase in assets reflects the Company's continuing strategy to reduce investment in higher risk corporate loans and increase holdings of highly rated, more liquid investment securities. The Company continues to invest in adjustable or short life classes of structured mortgage-backed securities, both of which have short durations.

     Noninterest income was $43 million in the second quarter of 2004, compared with $50 million in the first quarter of 2004 and $33 million in the second quarter of 2003. On a year-to-date basis, noninterest income was $93 million in 2004 and $83 million in 2003. The negative variance versus the first quarter of 2004 reflects a slowdown in client driven activity in fixed income trading.

     Net charge-offs were $10 million in the second quarter of 2004, compared with $4 million in the first quarter of 2004 and zero a year ago. Net charge-offs for the first six months of 2004 and 2003 were $14 million and zero, respectively. Charge-offs in 2004 are primarily related to the Company's airline exposure. Noninterest expense was $28 million in the second quarter of 2004, compared with $27 million in the first quarter of 2004 and $25 million in last year's second quarter. The increase from last year's second quarter is attributable to higher employee incentive and other compensation. Noninterest expense for the six months ended June 30, 2004 was $55 million, compared with $49 million for the first six months ended June 30, 2003.

     The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.

(Dollars in millions)
                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
June 30, 2004                Businesses   Banking    Banking    Markets      Items        Total
------------------------     ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      144  $      87  $     126  $      83  $       (19) $        421
Provision for
  Credit Losses                       1         15          5          5          (16)           10
Noninterest Income                  994         84         28         43           17         1,166
Noninterest Expense                 764         54         95         28           71         1,012
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      373  $     102  $      54  $      93  $       (57) $        565
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        16%         9%        15%
Average Assets               $   22,891  $  17,308  $   5,317  $  50,728  $     4,129  $    100,373


(Dollars in millions)
                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
March 31, 2004               Businesses   Banking    Banking    Markets      Items        Total
-------------------------    ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      140  $      89  $     123  $      80  $      (164) $        268
Provision for
  Credit Losses                       -         20          5          5          (18)           12
Noninterest Income                  990         80         29         50           81         1,230
Noninterest Expense                 757         53         93         27           83         1,013
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      373  $      96  $      54  $      98  $      (148) $        473
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        15%         9%        16%
Average Assets               $   22,771  $  17,358  $   5,377  $  50,051  $     4,121  $     99,678


(Dollars in millions)
                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
June 30, 2003                Businesses   Banking    Banking    Markets      Items        Total
-------------------------    ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      120  $      95  $     118  $      80  $       (15) $        398
Provision for
  Credit Losses                       -         30          5          6           (1)           40
Noninterest Income                  843         82         33         33            5           996
Noninterest Expense                 651         51         91         25           85           903
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      312  $      96  $      55  $      82  $       (94) $        451
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              57%        18%        10%        15%
Average Assets               $   15,727  $  19,851  $   5,333  $  46,463  $     3,550  $     90,924

(Dollars in millions)
                             Servicing
                                and
For the Six Months Ended     Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
June 30, 2004                Businesses   Banking    Banking    Markets      Items        Total
-------------------------    ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      284  $     176  $     249  $     163  $      (183) $        689
Provision for
  Credit Losses                       1         35         10         10          (34)           22
Noninterest Income                1,984        164         57         93           98         2,396
Noninterest Expense               1,521        107        188         55          154         2,025
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      746  $     198  $     108  $     191  $      (205) $      1,038
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        16%         9%        15%
Average Assets               $   22,831  $  17,333  $   5,347  $  50,390  $     4,125  $    100,026


(Dollars in millions)
                             Servicing
                                and
For the Six Months Ended     Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2003                Businesses   Banking    Banking   Markets      Items         Total
-------------------------    ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      225  $     187  $     234  $     157  $       (19) $        784
Provision for
  Credit Losses                       -         60          9         11            -            80
Noninterest Income                1,534        153         62         83            9         1,841
Noninterest Expense               1,176         99        178         49          140         1,642
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      583  $     181  $     109  $     180  $      (150) $        903
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              56%        17%        10%        17%
Average Assets               $   11,695  $  20,189  $   5,360  $  45,404  $     3,080  $     85,728

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

     In the first quarter and first half of 2004, the following adjustments were included in reconciling items:(i) SFAS 13 cumulative adjustment to the leasing portfolio, which impacted net interest income by $145 million, (ii) four large securities gains and the gain on sale of Wing Hang Bank, which impacted noninterest income by $67 million, and (iii) severance and lease termination expense, which impacted noninterest expense by $18 million.

    The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

                                     2nd        1st        2nd
                                   Quarter    Quarter    Quarter       Year-to-date
(Dollars in millions)                2004       2004       2003       2004      2003
                                  ---------  ---------  ---------  ---------  ---------
Segment's revenue                 $   1,589  $   1,581  $   1,404  $   3,170  $   2,635

Adjustments:
   Earnings associated with
    assignment of capital               (23)       (29)       (29)       (52)       (49)
   Securities gains                       -         19          -         19          -
   SFAS 13 cumulative lease adjustment    -       (145)         -       (145)         -
   Taxable equivalent basis and
     other tax-related items              3         10         13         13         30
   Other                                 18         62          6         80          9
                                  ---------  ---------  ---------  ---------  ---------
Subtotal-revenue adjustments             (2)       (83)       (10)       (85)       (10)
                                  ---------  ---------  ---------  ---------  ---------

Consolidated revenue              $   1,587  $   1,498  $   1,394  $   3,085  $   2,625
                                  =========  =========  =========  =========  =========

Segment's income before tax       $     623  $     621  $     545  $   1,244  $   1,053
Adjustments:
   Revenue adjustments (above)           (2)       (83)       (10)       (85)       (10)
   Provision for credit losses
    different than GAAP                  15         18          1         33          -
   Severance                              -        (11)        (4)       (11)        (6)
   Goodwill and
    intangible amortization              (8)        (8)        (7)       (16)       (10)
   Pershing-related
    integration expenses                  -          -        (25)         -        (25)
   Lease termination                      -         (8)         -         (8)         -
   Corporate overhead                   (63)       (56)       (49)      (119)       (99)
                                  ---------  ---------  ---------  ---------  ---------
Consolidated income before tax    $     565  $     473  $     451  $   1,038  $     903
                                  =========  =========  =========  =========  =========
Segments' total average assets    $  96,244  $  95,557  $  87,374  $  95,901  $  82,648
Adjustments:
   Goodwill and intangibles           4,129      4,121      3,550      4,125      3,080
                                  ---------  ---------  ---------  ---------  ---------
Consolidated average assets       $ 100,373  $  99,678  $  90,924  $ 100,026  $  85,728
                                  =========  =========  =========  =========  =========

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

     The reconciling item for securities gains relates to the Financial Markets business. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company's taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment. In the first quarter of 2004, the $145 million reconciling item related to SFAS 13 cumulative lease adjustment would be attributable to the Financial Markets segment. In addition, the first quarter $48 million gain on the sale of Wing Hang recorded in Other would be attributable to the Corporate Banking segment.

     The reconciling item for the provision for loan losses primarily relates to Corporate Banking. Goodwill and intangible amortization primarily relates to the Securities Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures. In the first quarter of 2004, the $18 million of severance and lease termination would be allocated primarily to the Servicing and Fiduciary Businesses segment. Merger and integration charges would be allocated to the Securities and Fiduciary Businesses segment.

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $97.5 billion at June 30, 2004, compared with $92.7 billion at March 31, 2004, and $99.8 billion at June 30, 2003. The increase in assets from March 31, 2004 reflects the significant liquidity in the markets at June 30, 2004 which the Company's clients left on deposit rather than invested in the equity and fixed income markets. Total shareholders' equity was $8.8 billion at June 30, 2004, compared with $8.8 billion at March 31, 2004, and $8.1 billion at June 30, 2003. Shareholders' equity at June 30, 2004 compared to March 31, 2004 reflects a decline in the securities valuation allowance offset by the retention of earnings. The decline in the securities valuation allowance reflects the recent rise in interest rates. The major reason for the increase in shareholders' equity from a year ago is the retention of earnings.

     Return on average common equity for the second quarter of 2004 was 17.14%, compared with 17.17% in the first quarter of 2004, and 15.56% in the second quarter of 2003. For the first six months of 2004, return on average common equity was 17.15% compared with 16.61% in 2003.

     Return on average assets for the second quarter of 2004 was 1.49%, compared with 1.47% in the first quarter of 2004, and 1.30% in the second quarter of 2003. For the first six months of 2004, return on average assets was 1.48% compared with 1.39% in 2003.

Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

   (Dollars in millions)                            06/30/04     12/31/03
                                                    --------     --------
   Fixed Income:
    Mortgage-Backed Securities                      $ 18,782     $ 18,703
    Asset-Backed Securities                                -           20
    Corporate Debt                                     1,267        1,326
    Short-Term Money Market Instruments                  786          917
    U.S. Treasury Securities                             470          505
    U.S. Government Agencies                             241          241
    State and Political Subdivisions                     229          251
    Emerging Market Debt                                 112          109
    Other Foreign Debt                                   512          518
                                                    --------     --------
    Subtotal Fixed Income                             22,399       22,590

   Equity Securities:
    Money Market Funds                                   432          200
    Federal Reserve Bank Stock                            99           96
    Other                                                 20           12
                                                    --------     --------
    Subtotal Equity Securities                           551          308
                                                    --------     --------
   Total Securities                                 $ 22,950     $ 22,898
                                                    ========     ========

     Total investment securities were $23.0 billion at June 30, 2004, compared with $24.1 billion at March 31, 2004, and $22.9 billion at December 31, 2003. Average investment securities were $23.0 billion in the second quarter of 2004, compared with $23.0 billion in the first quarter of 2004 and $18.7 billion in the second quarter of last year. Average investment securities were $23.0 billion in the six months ended June 30, 2004, compared with $18.4 billion in the six months ended June 30, 2003. On a year-to-date basis, the increase was primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities which are 92% rated AAA, 3% AA, and 5% A. Since December 31, 2002, the Company has added approximately $5.7 billion of mortgage-backed securities to its investment portfolio. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The Company has maintained an effective duration of approximately 2.2 years on its mortgage portfolio to better match its liabilities and reduce the adverse impact from a rise in interest rates.

     Net unrealized gains for securities available-for-sale were $14 million at June 30, 2004, compared with $359 million at March 31, 2004 and $201 million at December 31, 2003. The decline in unrealized gains reflects the rise in interest rates in the second quarter. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the fixed rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----

(Dollars in billions)                                 Quarterly                 Year-to-date
                          Period End                   Average                    Average
                   -------------------------  -------------------------  -------------------------
                   Total  Non-Margin  Margin  Total  Non-Margin  Margin  Total  Non-Margin  Margin
                   -----  ----------  ------  -----  ----------  ------  -----  ----------  ------
June 30, 2004      $38.2   $   32.1   $  6.1  $37.7   $   31.2   $  6.5  $37.0   $   30.7   $  6.3
December 31, 2003   35.3       29.6      5.7   37.3       31.5      5.8   35.6       31.8      3.8
June 30, 2003       37.8       32.9      4.9   35.7       32.2      3.5   33.9       31.9      2.0

     Total loans were $38.2 billion at June 30, 2004, compared with $35.3 billion at December 31, 2003. The rise in total loans primarily reflects an increase in overdrafts, securities industry loans, and margin loans. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $37.7 billion in the second quarter of 2004, compared with $35.7 billion in the second quarter of 2003 while for the six months ended June 30, 2004, average loans were $37.0 billion compared with $33.9 billion for 2003. The increase in average loans in both periods results from higher margin loans due to the Pershing acquisition.

    The following tables provide additional details on the Company's loan exposures and outstandings at June 30, 2004 in comparison to December 31, 2003.

Overall Loan Portfolio
----------------------

                                      Unfunded    Total              Unfunded    Total
(Dollars in billions)         Loans  Commitments Exposure    Loans  Commitments Exposure
                             ----------------------------   ----------------------------
                             06/30/04  06/30/04  06/30/04   12/31/03  12/31/03  12/31/03
                             --------  --------  --------   --------  --------  --------
Financial Institutions       $   12.3  $   21.2  $   33.5   $    9.2  $   21.8  $   31.0
Corporate                         3.5      19.8      23.3        4.0      20.5      24.5
                             --------   -------   -------   --------  --------  --------
                                 15.8      41.0      56.8       13.2      42.3      55.5
                             --------   -------   -------   --------  --------  --------
Consumer & Middle Market          8.5       4.4      12.9        8.2       4.1      12.3
Leasing Financings                5.6       0.1       5.7        5.8         -       5.8
Commercial Real Estate            2.2       0.9       3.1        2.4       0.8       3.2
Margin Loans                      6.1         -       6.1        5.7         -       5.7
                             --------  --------  --------   --------  --------  --------
Total                        $   38.2  $   46.4  $   84.6   $   35.3  $   47.2  $   82.5
                             ========  ========  ========   ========  ========  ========

Financial Institutions
----------------------

     The financial institutions portfolio exposure was $33.5 billion June 30, 2004 compared to $31.0 billion at December 31, 2003. These exposures are of high quality, with 86% meeting the investment grade criteria of the Company's rating system. The exposures are generally short-term, with 77% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the following table.

(Dollars in billions)
                           06/30/04                               12/31/03
                  ----------------------------               ----------------------------
                           Unfunded    Total     %Inv  %due           Unfunded     Total
Lending Division   Loans Commitments Exposures  Grade <1 Yr  Loans  Commitments Exposures
----------------  ------ ----------- ---------  ----- ------ ------ ----------- ---------
Banks             $  4.7  $     3.2  $     7.9    69%   88%  $  2.6  $     3.1  $     5.7
Securities
 Industry            2.5        3.0        5.5    87    95      1.9        3.5        5.4
Insurance            0.4        4.8        5.2    96    64      0.3        5.0        5.3
Government           0.1        5.4        5.5   100    57      0.2        5.6        5.8
Asset Managers       4.1        3.6        7.7    85    81      3.6        3.5        7.1
Mortgage Banks       0.4        0.5        0.9    86    73      0.4        0.5        0.9
Endowments           0.1        0.7        0.8    98    58      0.2        0.6        0.8
                  ------ ----------- ---------  ----- ------ ------ ----------- ---------
   Total          $ 12.3  $    21.2  $    33.5    86%   77%  $  9.2  $    21.8  $    31.0
                  ====== =========== =========  ===== ====== ====== =========== =========

Corporate
---------

     The corporate portfolio exposure declined to $23.3 billion at June 30, 2004 from $24.5 billion at year-end 2003. Approximately 77% of the portfolio is investment grade while 29% of the portfolio matures within one year.


(Dollars in billions)
                       06/30/04                               12/31/03
                 ----------------------------              ----------------------------
                         Unfunded     Total   %Inv   %due           Unfunded    Total
Lending Division  Loans Commitments Exposures Grade <1 Yr  Loans  Commitments Exposures
---------------- ------ ----------- --------- ----- ------ ------ ----------- ---------

Media            $  0.8  $     2.1  $     2.9   66%   13%  $  0.9  $     2.3  $     3.2
Cable               0.6        0.5        1.1   29     1      0.7        0.7        1.4
Telecom             0.1        0.5        0.6   72    13      0.3        0.6        0.9
                 ------ ----------- --------- ------ ----- ------ ----------- ---------
   Subtotal         1.5        3.1        4.6   58%   10%     1.9        3.6        5.5

Energy              0.3        4.3        4.6   85    33      0.4        4.2        4.6
Retailing           0.2        2.4        2.6   82    46      0.1        2.3        2.4
Automotive          0.1        1.9        2.0   72    50      0.1        2.1        2.2
Healthcare          0.2        1.4        1.6   90    20      0.2        1.3        1.5
Other*              1.2        6.7        7.9   80    29      1.3        7.0        8.3
                 ------ ---------- ---------- ------ ----- ------ ----------- ---------
   Total         $  3.5  $    19.8  $    23.3   77%   29%  $  4.0 $     20.5  $    24.5
                 ====== ========== ========== ====== ===== ====== =========== =========

* Diversified portfolio of industries and geographies

     The Company had previously targeted the telecom exposure for reduction to a total of $750 million by December 31, 2004. This goal was accomplished in the first quarter and exposures have since declined to $559 million. The percentage of investment grade borrowers in the telecom portfolio has increased to 72% from 52% at year-end 2003. The improved quality of the portfolio is largely due to reductions in lower rated credits.

     The Company's exposure to the airline industry consists of a $556 million leasing portfolio (including a $14 million real estate lease exposure) as well as $23 million of direct lending. The airline leasing portfolio consists of $265 million to major U.S. carriers, $202 million to foreign airlines and $89 million to U.S. regionals.

     During the second quarter of 2004, the industry continued to face the dilemma of an increasingly uncompetitive cost structure, weak demand and strong competition from the regionals. The industry's stagnant demand and considerable excess capacity have negatively impacted the valuations of the industry's aircraft in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Nonperforming Assets
-------------------------

                                                      Change                Change
                                                    06/30/04 vs.           06/30/04 vs.
  (Dollars in millions)         06/30/04  03/31/04  03/31/04     12/31/03  12/31/03
                                --------  --------  -----------  --------  ------------
  Loans:
     Commercial                 $    208  $    231  $      (23)  $    219  $       (11)
     Foreign                          53        66         (13)        79          (26)
     Other                            50        46           4         51           (1)
                                --------  --------  -----------  --------  ------------
  Total Nonperforming Loans          311       343         (32)       349          (38)
  Other Real Estate                    -         -           -          -            -
                                --------  --------  -----------  --------  ------------
  Total Nonperforming Assets    $    311  $    343  $      (32)  $    349  $       (38)
                                ========  ========  ===========  ========  ============

Nonperforming Assets Ratio           1.0%      1.1%                   1.2%
Allowance for Loan
   Losses/Nonperforming Loans      192.2     184.4                  191.2
Allowance for Loan
   Losses/Nonperforming Assets     192.2     184.4                  191.2
Allowance for Credit
   Losses/Nonperforming Loans      249.1     230.5                  230.2
Allowance for Credit
   Losses/Nonperforming Assets     249.1     230.5                  230.2

     Nonperforming assets declined by $32 million, or 9% during the second quarter of 2004 to $311 million and are down 29% from a year ago. The sequential quarter decrease primarily reflects paydowns and charge-offs of commercial and foreign loans. The ratio of the allowance for credit losses to nonperforming assets increased to 249.1% at June 30, 2004, compared with 230.5% at March 31, 2004, and 188.6% at June 30, 2003.

Activity in Nonperforming Assets

  (Dollars in millions)                       Quarter End     Year-to-Date
                                             June 30, 2004    June 30, 2004
                                             -------------    --------------
  Balance at Beginning of Period             $         343    $          349
   Additions                                            45                79
   Charge-offs                                         (21)              (40)
   Paydowns/Sales                                      (56)              (77)
                                             -------------    --------------
  Balance at End of Period                   $         311    $          311
                                             =============    ==============

     Interest income would have been increased by $3 million for the second quarters of 2004 and 2003 if loans on nonaccrual status at June 30, 2004 and 2003 had been performing for the entire period. Interest income would have been increased by $7 million and $8 million for the six months ended June 30, 2004 and 2003 if loans on nonaccrual status at June 30, 2004 and 2003 had been performing for the entire period.

Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                          June 30,     March 31,     June 30,
(Dollars in millions)                       2004         2004          2003
                                         ----------   -----------   ----------
Impaired Loans with an Allowance         $      168   $       197   $      393
Impaired Loans without an Allowance(1)          121           124            4
                                         ----------   -----------   ----------
Total Impaired Loans                     $      289   $       321   $      397
                                         ==========   ===========   ==========
Allowance for Impaired Loans(2)          $       69   $        88   $      189
Average Balance of Impaired Loans
 during the Quarter                      $      305   $       306   $      404
Interest Income Recognized on
 Impaired Loans during the Quarter       $      0.6   $       0.9   $      0.4

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for loan losses.

Allowance
---------

                                          June 30,     March 31,     June 30,
(Dollars in millions)                       2004         2004          2003
                                         ----------   -----------   ----------
Margin Loans                             $    6,114   $     6,130   $    4,877
Non-Margin Loans                             32,091        29,940       32,919
Total Loans                                  38,205        36,070       37,796
Allowance for Loan Losses                       598           632          669
Allowance for Lending-Related
  Commitments                                   177           158          155
Total Allowance for Credit Losses               775           790          824
Allowance for Credit Losses
  As a Percent of Total Loans                  2.03%         2.19%        2.18%
Allowance for Credit Losses
  As a Percent of Non-Margin Loans             2.42          2.64         2.50
Allowance for Loan Losses
  As a Percent of Total Loans                  1.57          1.75         1.77
Allowance for Loan Losses
  As a Percent of Non-Margin Loans             1.86          2.11         2.03

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

     The allowance for credit losses was $775 million, or 2.03% of total loans at June 30, 2004, compared with $790 million, or 2.19% of total loans at March 31, 2004, and $824 million, or 2.18% of total loans at June 30, 2003.

     The Company has $6.1 billion of secured margin loans on its balance sheet at June 30, 2004. The Company has rarely suffered a loss on these types of loans and doesn't allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     The ratio of the allowance for credit losses to non-margin loans decreased to 2.42% at June 30, 2004, compared with 2.64% at March 31, 2004 and 2.50% at June 30, 2003, reflecting continued improvement in the credit quality in the second quarter of 2004. The Company expects credit costs to remain at lower levels through the remainder of the year as both external and internal credit metrics continue to improve.

     Nonperforming assets declined another 9% this quarter, and have declined by 29% from a year ago. The Company's criticized and classified loans experienced a mid-teens decline from the first quarter of 2004 and are down by over a third from a year ago.

     The ratio of the allowance for loan losses to nonperforming assets was 192.2% at June 30, 2004, up from 184.4% at March 31, 2004, and 153.09% at June
30, 2003. Included in the Company's allowance for credit losses at June 30, 2004 is an allocated transfer risk reserve related to Argentina of $13 million.

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

  - Actions by the Federal Reserve Board

  - Delay in receipt of information to evaluate loans or confirm existing credit deterioration

  - Geopolitical issues and their impact on the economy

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                           June 30, 2004    December 31, 2003
                                           -------------    -----------------
Domestic
     Real Estate                                 2%                 2%
     Commercial                                 75                 74
     Consumer                                    1                  1
Foreign                                          7                  9
Unallocated                                     15                 14
                                           -------------    -----------------
                                               100%               100%
                                           =============    =================

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

Deposits
--------

     Total deposits were $61.1 billion at June 30, 2004, compared with $56.1 billion at March 31, 2004 and $64.7 billion at June 30, 2003. The increase on a sequential quarter basis was primarily due to the significant liquidity in the markets at June 30, 2004 which the Company's clients left on deposit rather than invested in the equity and fixed income markets. Noninterest-bearing deposits were $16.1 billion at June 30, 2004, compared with $14.8 billion at December 31, 2003. Interest-bearing deposits were $45.0 billion at June 30, 2004, compared with $41.6 billion at December 31, 2003.

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

     One key variable in determining the allowance is management's judgment around the size of the unallocated portion of the allowance. At June 30, 2004, the unallocated allowance was 15% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $39 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $51 million, while if each pass credit were rated one grade worse, the allowance would have increased by $99 million.

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

     To assist in assessing the impact of a change in valuation, at June 30, 2004, approximately $2.2 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $56 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,373 million at June 30, 2004) and indefinite-lived intangible assets ($370 million at June 30, 2004) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the acquired assets' fair value. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing its fair value to its carrying value.

     Other identifiable intangible assets ($422 million at June 30, 2004) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite lived intangibles or other intangibles which require amortization. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.2 billion of goodwill and intangible assets at June 30, 2004. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $208 million.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $14.7 billion and $14.3 billion on an average basis for the six months of 2004 and 2003. Average foreign deposits, primarily from the Company's European based securities servicing business, were $26.2 billion and $23.8 billion at June 30, 2004 and 2003. Savings and other time deposits were $10.2 billion on a year-to-date average basis at June 30, 2004 compared to $10.1 billion at June 30, 2003. Average payables to customers and broker-dealers rose to $6.9 billion from $2.2 billion and long-term debt increased to $6.2 billion from $6.0 billion reflecting the Pershing acquisition.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At June 30, 2004, the Bank could pay dividends of approximately $867 million to the Parent without the need for regulatory wavier. This dividend capacity would increase in the remainder of 2004 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $302 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     The Parent has a $300 million line of credit with the Bank, which is subject to limits imposed by federal banking law. The Parent had no borrowings from the Bank at June 30, 2004.

     For the quarter ended June 30, 2004, the Parent's quarterly average commercial paper borrowings were $75 million compared with $118 million in 2003. At June 30, 2004, the Parent had cash of $631 million compared with cash of $585 million at March 31, 2004 and $691 million at June 30, 2003. Net of commercial paper outstanding, the Parent's cash position at June 30, 2004 was down $44 million compared with June 30, 2003.

     The Parent has a back-up line of credit of $275 million with 15 financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at June 30, 2004 and June 30, 2003.

     The Parent also has the ability to access the capital markets. At July 31, 2004, the Parent had shelf registration statements with a capacity of $2.5 billion of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of June 30, 2004 were as follows:

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

     The Parent has $300 million of long-term debt that becomes due in 2004 subsequent to June 30, 2004 and $100 million of long-term debt that is due in 2005. In addition, at June 30, 2004, the Parent has the option to call $75 million of subordinated debt in 2004 and $94 million in 2005, which it will call and refinance if market conditions are favorable. The Company did not redeem any long-term debt in the month of July. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at June 30, 2004 and 2003 was 98.63% and 101.19%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Earnings and other operating activities provided $3.4 billion in cash flows through June 30, 2004, compared with $1.0 billion provided by operating activities through June 30, 2003. The sources of cash flows from operations in 2004 and 2003 were principally the result of changes in trading activities and net income.

     In the first six months of 2004, cash used by investing activities was $8.4 billion as compared to cash used by investing activities in the first six months of 2003 of $12.1 billion. In the first six months of 2004 and 2003, purchases of securities available-for-sale were a significant use of funds.

     In the first six months of 2004, cash provided by financing activities was $4.4 billion as compared to cash provided by financing activities in the first six months of 2003 of $10.6 billion. Sources of funds in 2004 include deposits and other borrowed funds. Deposits were the primary source of funds in 2003.

CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of June 30, 2004 and 2003, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                    June 30, 2004         June 30, 2003
                ---------------------   --------------------                Well        Adequately
                                                               Company    Capitalized   Capitalized
                  Company      Bank      Company      Bank     Targets    Guidelines    Guidelines
                ----------   --------   ---------   --------   --------   -----------   -----------
Tier 1*              7.70%     7.32%       6.83%       6.91%      7.75%         6%            4%
Total Capital**     11.63     11.36       11.07       11.17      11.75         10             8
Leverage             6.00      5.70        5.85        5.90       6.50          5           3-5
Tangible Common
  Equity ("TCE")     4.95      5.31        4.32        5.01    5.25-6.00      N.A.         N.A.

* Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     The Company's regulatory Tier 1 capital and Total capital ratios were 7.70% and 11.63% at June 30, 2004, compared with 7.60% and 11.70% at March 31,
2004, and 6.83% and 11.07% at June 30, 2003. The regulatory leverage ratio was 6.00% at June 30, 2004, compared with 5.83% at March 31, 2004, and 5.85% at
June 30, 2003. The improvement in the Company's regulatory capital ratios versus March 31, 2004 reflects the retention of earnings during the quarter. The Company's tangible common equity as a percentage of total assets was 4.95% at June 30, 2004, down from 5.22% at March 31, 2004 reflecting a decline in the securities valuation allowance and an increase in short-term high quality assets. This ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. A billion dollar change in assets changes the TCE ratio 6 basis points while a $100 million change in common equity changes the TCE ratio 11 basis points. Given the Company's improving capital ratios and consistent capital generation it expects to repurchase 2-3 million shares of common stock in the second half of this year.

     The Federal Reserve has indicated that it is reviewing the continued treatment of preferred trust securities as Tier 1 Capital. See "Accounting Changes and New Accounting Pronouncements" in the Footnotes to the Consolidated Financial Statements.

     The following table presents the components of the Company's risk-based capital at June 30, 2004 and 2003:

(Dollars in millions)                                    2004        2003
                                                      ----------  ----------
----------------
Common Stock                                         $     8,777  $    8,113
Preferred Stock                                                -           -
Preferred Trust Securities                                 1,150       1,150
Adjustments:
             Intangibles                                  (4,159)     (3,966)
             Securities Valuation Allowance                    -        (214)
             Merchant Banking Investments                     (5)         (5)
                                                      ----------  ----------
Tier 1 Capital                                             5,763       5,078
                                                      ----------  ----------
Qualifying Unrealized Equity Security Gains                    -           -
Qualifying Subordinated Debt                               2,174       2,356
Qualifying Allowance for Loan Losses                         763         800
                                                      ----------  ----------
Tier 2 Capital                                             2,937       3,156
                                                      ----------  ----------
Total Risk-based Capital                              $    8,700  $    8,234
                                                      ==========  ==========

Risk-Adjusted Assets                                  $   74,809  $   74,378
                                                      ==========  ==========

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 2004 and June 30, 2003 are as follows:

                                   June 30, 2004               2004 Average
                           ------------------------------  -------------------
(Dollars in millions)                      Fair Value           Fair Value
                           Notional   -------------------  -------------------
Trading Account             Amount    Assets  Liabilities  Assets  Liabilities
---------------            --------   ------  -----------  ------  -----------
Interest Rate Contracts:
  Futures and Forward
   Contracts               $ 58,295   $    -  $        15  $    -  $        39
  Swaps                     208,624    1,816          853   1,282          201
  Written Options           169,638        -        1,178       -        1,183
  Purchased Options         100,969      206            -      99            -
Foreign Exchange Contracts:
  Swaps                       2,806        -            -       -            -
  Written Options             8,732        -           15       -           21
  Purchased Options          10,783       50            -      51            -
  Commitments to Purchase
   and Sell Foreign
   Exchange                  67,333      286          316     206          242
Debt Securities                   -      952           74   2,064           83
Credit Derivatives            1,562        2            3       2            7
Equity Derivatives            1,602      150          122     158          112
                                      ------  -----------  ------  -----------
Total Trading Account                 $3,462  $     2,576  $3,862  $     1,888
                                      ======  ===========  ======  ===========


                                   June 30, 2003               2003 Average
                           ------------------------------  -------------------
(Dollars in millions)                      Fair Value           Fair Value
                           Notional   -------------------  -------------------
Trading Account             Amount    Assets  Liabilities  Assets  Liabilities
---------------            --------   ------  -----------  ------  -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                $ 62,181   $   43  $         -  $   86  $         -
  Swaps                     158,635    1,952          537   2,089          698
  Written Options           119,304        -        1,502       -        1,432
  Purchased Options          63,197      268            -     271            -
Foreign Exchange Contracts:
  Swaps                       2,791        -            -       -            -
  Written Options            16,387        -           96       -           79
  Purchased Options          18,912       73            -     520            -
  Commitments to Purchase
   and Sell Foreign
   Exchange                  63,020      407          456     374          489
Debt Securities                   -    3,488           26   4,360           35
Credit Derivatives            1,801        5            4       6            4
Equity Derivatives                -       16            -      22           17
                                      ------  -----------  ------  -----------
Total Trading Account                 $6,252  $     2,621  $7,728  $     2,754
                                      ======  ===========  ======  ===========

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

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(Dollars in millions)            2nd Quarter 2004               Year-to-Date 2004
                          ---------------------------  -------------------------------------
                          Average   Minimum   Maximum  Average   Minimum   Maximum   6/30/04
                          -------   -------   -------  -------   -------   -------   -------
Interest rate             $   5.2   $   3.0   $   7.8  $   4.8   $   2.2   $   7.8   $   3.0
Foreign Exchange              1.0       0.4       3.1      1.0       0.4       3.1       2.3
Equity                        1.6       1.4       2.4      1.4       0.6       2.4       1.6
Credit Derivatives            1.7       1.6       2.1      1.9       1.6       2.1       1.7
Diversification              (1.9)       NM        NM     (1.3)       NM        NM      (3.0)
Overall Portfolio             7.6       5.6      12.8      7.8       4.9      12.8       5.6

(Dollars in millions)            2nd Quarter 2003                Year-to-Date 2003
                          ---------------------------  -------------------------------------
                          Average   Minimum   Maximum  Average   Minimum   Maximum   6/30/03
                          -------   -------   -------  -------   -------   -------   -------
Interest rate             $   6.4   $   3.2   $  10.4  $   5.6   $   2.2   $  11.2   $   9.7
Foreign Exchange              0.9       0.5       1.9      0.8       0.5       1.9       0.9
Equity                        0.1         -       0.3      0.1         -       0.4       0.3
Credit Derivatives            2.0       1.6       2.8      1.0         -       2.8       1.8
Diversification              (1.9)       NM        NM     (0.6)       NM        NM      (1.2)
Overall Portfolio             7.5       5.1      14.7      6.9       2.0      14.7      11.5

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

     During the first six months of 2004, interest rate risk generated approximately 53% of average VAR, credit derivatives generated 21% of average VAR, foreign exchange accounted for 11% of average VAR, and equity generated 15% of average VAR. During the second quarter and first six months of 2004, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days in which the Company's trading revenues fell within particular ranges during the past year.

Distribution of Revenues
------------------------
                                         For the Quarter Ended
                            ------------------------------------------------
Revenue Range               6/30/04   3/31/04   12/31/03   9/30/03   6/30/03
                            ------------------------------------------------
(Dollars in millions)                    Number of Occurrences
----------------------      -------- --------- ---------- --------- --------
Less than $(2.5)                1         0         0          1         1
$(2.5)~ $ 0                    11         2         5         11         8
$ 0   ~ $ 2.5                  32        48        46         33        40
$ 2.5 ~ $ 5.0                  17        10        15         17        15
More than $5.0                  3         2         0          4         1

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.

                                          For the Quarter Ended
                             ------------------------------------------------
Rating (1)                   6/30/04   3/31/04   12/31/03   9/30/03   6/30/03
---------------------        ------------------------------------------------
AAA to AA-                     70%        61%       59%        60%       67%
A+ to A-                       16         24        25         23        19
BBB+ to BBB-                   11         12        12         13         9
Noninvestment Grade             3          3         4          4         5
                             -------   -------   --------   -------   -------
Total                         100%       100%      100%       100%      100%
                             =======   =======   ========   =======   =======

(1) Represents credit rating agency equivalent of internal credit ratings.

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

(Dollars in millions)                                       June 30, 2004
                                                            $           %
                                                        ---------   ---------
 +200 bp Ramp vs. Stable Rate                           $     26       1.48%
 +100 bp Ramp vs. Stable Rate                                 17       0.95
  -50 bp Shock vs. Stable Rate                                (2)     (0.11)

     The 100+ basis point ramp scenario assumes short-term rates rise 25 basis points in each of the next four quarters, while the 200+ ramp scenario assumes a 50 basis point per quarter increase. The scenarios assume a flattening of the yield curve with 10 year rates rising only 70 basis points in the 100+ basis point scenario and 82 basis points in the 200+ basis point scenario. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

     The Company's interest rate positioning has been slightly asset sensitive over the past two quarters and is expected to become more so over time. The Company's current positioning assumes a gradual rise in rates which should be beneficial to earnings.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. For example, based on the level of interest rates at June 30, 2004, the Company believes it has a limited ability to reduce rates on its deposit products if there are declines in interest rates. In addition, if interest rates decline, the Company's portfolio of mortgage-related assets would have reduced returns if the borrowers pay off their mortgages earlier than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

STATISTICAL INFORMATION

                                       THE BANK OF NEW YORK COMPANY, INC.
                           Average Balances and Rates on a Taxable Equivalent Basis
                                             (Dollars in millions)

                                              For the three months               For the three months
                                              ended June 30, 2004                 ended June 30, 2003
                                       ----------------------------------  ----------------------------------
                                        Average                  Average    Average                  Average
                                        Balance     Interest      Rate      Balance     Interest      Rate
                                       ---------   ----------   ---------  ---------   ----------   ---------

ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $  12,779   $       78      2.47%   $   7,049   $       41      2.37%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements         7,340           17      0.92        7,931           24      1.20
Margin Loans                               6,495           35      2.18        3,492           21      2.42
Loans
 Domestic Offices                         22,236          209      3.79       20,281          220      4.35
 Foreign Offices                           8,947           62      2.80       11,964           90      3.01
                                       ---------   ----------              ---------   ----------
   Non-Margin Loans                       31,183          271      3.50       32,245          310      3.85
                                       ---------   ----------              ---------   ----------
Securities
 U.S. Government Obligations                 479            3      2.46          209            2      4.16
 U.S. Government Agency Obligations        4,008           33      3.27        3,019           29      3.84
 Obligations of States and
  Political Subdivisions                     235            5      7.96          352            6      7.30
 Other Securities                         18,260          158      3.44       15,140          140      3.67
 Trading Securities                        2,082            9      1.69        4,346           32      2.95
                                       ---------   ----------              ---------   ----------
   Total Securities                       25,064          208      3.29       23,066          209      3.62
                                       ---------   ----------              ---------   ----------
Total Interest-Earning Assets             82,861          609      2.95%      73,783          605      3.29%
                                                   ----------                          ----------
Allowance for Credit Losses                 (629)                               (826)
Cash and Due from Banks                    2,842                               2,748
Other Assets                              15,299                              15,219
                                       ---------                           ---------
   TOTAL ASSETS                        $ 100,373                           $  90,924
                                       =========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $   6,864   $       12      0.68%   $   7,239   $       17      0.94%
 Savings                                   9,357           15      0.66        9,039           18      0.81
 Certificates of Deposit
  $100,000 & Over                          3,917           12      1.21        4,649           19      1.63
 Other Time Deposits                         953            4      1.60        1,350            5      1.55
 Foreign Offices                          26,568           83      1.26       23,827           79      1.32
                                       ---------   ----------              ---------   ----------
  Total Interest-Bearing Deposits         47,659          126      1.06       46,104          138      1.20
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                1,612            3      0.68        1,428            4      1.10
Payables to Customers and Broker-Dealers   6,813           12      0.69        3,886            9      0.88
Other Borrowed Funds                       2,387            9      1.51        1,386            5      1.57
Long-Term Debt                             6,139           30      1.92        6,469           42      2.53
                                       ---------   ----------              ---------   ----------
  Total Interest-Bearing Liabilities      64,610          180      1.11%      59,273          198      1.33%
                                                   ----------                          ----------
Noninterest-Bearing Deposits              14,803                              12,383
Other Liabilities                         12,256                              11,661
Common Shareholders' Equity                8,704                               7,607
                                       ---------                           ---------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $ 100,373                           $  90,924
                                       =========                           =========
Net Interest Earnings
 and Interest Rate Spread                          $      429      1.84%               $      407       1.96%
                                                   ==========   =========              ==========   =========
Net Yield on Interest-Earning Assets                               2.08%                                2.21%
                                                                =========                           =========

                                      THE BANK OF NEW YORK COMPANY, INC.
                          Average Balances and Rates on a Taxable Equivalent Basis
                                            (Dollars in millions)


                                              For the six months                  For the six months
                                             ended June 30, 2004                  ended June 30, 2003
                                       ----------------------------------  ----------------------------------
                                        Average                  Average    Average                  Average
                                        Balance     Interest      Rate      Balance     Interest      Rate
                                       ---------   ----------   ---------  ---------   ----------   ---------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                   $  12,235   $      147      2.41%   $   6,024   $       71      2.38%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements         7,228           33      0.93        6,475           39      1.21
Margin Loans                               6,337           69      2.18        1,970           24      2.43
Loans
 Domestic Offices                         21,655          264      2.46       19,471          435      4.50
 Foreign Offices                           9,074          125      2.77       12,424          186      3.03
                                       ---------   ----------              ---------   ----------
   Non-Margin Loans                       30,729          389      2.55       31,895          621      3.93
                                       ---------   ----------              ---------   ----------
Securities
 U.S. Government Obligations                 459            5      2.39          267            5      3.88
 U.S. Government Agency Obligations        4,154           68      3.25        3,135           63      4.02
 Obligations of States and
  Political Subdivisions                     241            8      6.73          367           13      7.07
 Other Securities                         18,135          311      3.44       14,582          278      3.80
 Trading Securities                        2,417           24      1.95        5,025           76      3.05
                                       ---------   ----------              ---------   ----------
   Total Securities                       25,406          416      3.28       23,376          435      3.72
                                       ---------   ----------              ---------   ----------
Total Interest-Earning Assets             81,935        1,054      2.59%      69,740        1,190      3.44%
                                                   ----------                          ----------
Allowance for Credit Losses                 (654)                               (828)
Cash and Due from Banks                    2,907                               2,780
Other Assets                              15,838                              14,036
                                       ---------                           ---------
   TOTAL ASSETS                        $ 100,026                           $  85,728
                                       =========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts            $   6,736   $       23      0.68%   $   7,409   $       35      0.97%
 Savings                                   9,253           31      0.66        8,814           38      0.86
 Certificates of Deposit
  $100,000 & Over                          3,952           24      1.23        4,687           39      1.69
 Other Time Deposits                         984            7      1.53        1,311           11      1.68
 Foreign Offices                          26,201          159      1.22       23,847          161      1.36
                                       ---------   ----------              ---------   ----------
  Total Interest-Bearing Deposits         47,126          244      1.04       46,068          284      1.24
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                1,612            5      0.67        1,360            7      1.04
Payables to Customers and Broker-Dealers   6,893           24      0.71        2,219            9      0.80
Other Borrowed Funds                       2,393           18      1.50          823            7      1.73
Long-Term Debt                             6,174           60      1.94        5,958           80      2.68
                                       ---------   ----------              ---------   ----------
  Total Interest-Bearing Liabilities      64,198          351      1.10%      56,428          387      1.38%
                                                   ----------                          ----------
Noninterest-Bearing Deposits              14,410                              11,871
Other Liabilities                         12,805                              10,261
Common Shareholders' Equity                8,613                               7,168
                                       ---------                           ---------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $ 100,026                           $  85,728
                                       =========                           =========
Net Interest Earnings
 and Interest Rate Spread                          $      703      1.49%               $      803      2.06%
                                                   ==========   =========              ==========   =========
Net Yield on Interest-Earning Assets                               1.72%                               2.32%
                                                                =========                           =========

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

General business and economic conditions - Disruptions in general economic activity in the United States or abroad, to the Company's operational functions or to financial market settlement functions. The economic and other effects of the continuing threat of terrorist activity following the WTC disaster and subsequent U.S. military actions. Changes in customer credit quality, future changes in interest rates, inflation, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, competition, credit, market and operating risk, and loan demand. The pace of recovery of the domestic economy, technological change in our industry, market demand for the Company's products and services, the savings rate of individuals and future global political, economic, business and market conditions. Variations in management projections, methodologies used by management to set adequate reserve levels for contingent liabilities, evaluate risk or market forecasts and the actions that management could take in response to these changes.

Acquisitions - Lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, changes in relationships with customers, entering new and unfamiliar markets, incurring undiscovered liabilities, incorrectly valuing acquisitions, the ability to satisfy customer requirements, retain customers and realize the growth opportunities of acquired businesses and management's ability to achieve efficiency goals.

Competition - Increased competition from other domestic and international banks and financial service companies such as trading firms, broker dealers and asset managers as well as from unregulated financial services organizations. Rapid technological changes require significant and ongoing investments in technology to develop competitive new products and services or adopt new technologies.

Dependence on fee based business - Revenues reflect changes in the volume of financial transactions in the United States and abroad, the level of capital market activity affects processing revenues, changes in asset values affect fees which are based on the value of assets under custody and management, the level of cross-border investing, investor sentiment, the level of debt issuance and currency exchange rate volatility all impact our revenues.

Reputational and legal risk - Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal and regulatory requirements, financial reporting irregularities involving other large and well known companies and regulatory investigations of the mutual fund industry could affect our ability to attract and retain customers, maintain access to the capital markets or result in suits, enforcement actions, fines and penalties.

Legislative and regulatory environment - Changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance and response costs and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into the Company's businesses.

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

                             THE BANK OF NEW YORK COMPANY, INC.
                                Consolidated Balance Sheets
                      (Dollars in millions, except per share amounts)
                                        (Unaudited)

                                                           June 30, 2004    December 31, 2003
                                                           --------------   -----------------
Assets
------
Cash and Due from Banks                                    $       3,102    $           3,843
Interest-Bearing Deposits in Banks                                 9,846                8,286
Securities
  Held-to-Maturity (Fair value of $1,402 in 2004
                      and $256 in 2003)                            1,438                  261
  Available-for-Sale                                              21,548               22,642
                                                           -------------    -----------------
     Total Securities                                             22,986               22,903
Trading Assets at Fair Value                                       3,462                5,406
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                          8,091                4,829
Loans (less allowance for loan losses of $598 in 2004
  and $668 in 2003)                                               37,607               34,615
Premises and Equipment                                             1,404                1,398
Due from Customers on Acceptances                                    311                  170
Accrued Interest Receivable                                          277                  214
Goodwill                                                           3,373                3,276
Intangible Assets                                                    792                  816
Other Assets                                                       6,285                6,641
                                                           -------------    -----------------
     Total Assets                                          $      97,536    $          92,397
                                                           =============    =================
Liabilities and Shareholders' Equity
------------------------------------
Deposits
  Noninterest-Bearing (principally domestic offices)       $      16,119    $          14,789
  Interest-Bearing
   Domestic Offices                                               20,574               19,282
   Foreign Offices                                                24,367               22,335
                                                           -------------    -----------------
     Total Deposits                                               61,060               56,406
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                 1,315                1,039
Trading Liabilities                                                2,576                2,519
Payables to Customers and Broker-Dealers                           9,439               10,192
Other Borrowed Funds                                               1,100                  834
Acceptances Outstanding                                              313                  172
Accrued Taxes and Other Expenses                                   4,037                4,256
Accrued Interest Payable                                             136                   82
Other Liabilities (including allowance for
  lending-related commitments of
  $177 in 2004 and $136 in 2003)                                   2,750                2,348
Long-Term Debt                                                     6,025                6,121
                                                           -------------    -----------------
     Total Liabilities                                            88,751               83,969
                                                           -------------    -----------------
Shareholders' Equity
  Class A Preferred Stock - par value $2.00 per share,
   authorized 5,000,000 shares, outstanding 3,000 shares
   in 2004 and 3,000 shares in 2003                                    -                    -
  Common Stock-par value $7.50 per share
   authorized 2,400,000,000 shares, issued
   1,043,348,210 shares in 2004 and
   1,039,968,482 shares in 2003                                    7,825                7,800
  Additional Capital                                               1,696                1,647
  Retained Earnings                                                5,764                5,330
  Accumulated Other Comprehensive Income                             (53)                  72
                                                           -------------    -----------------
                                                                  15,232               14,849
  Less: Treasury Stock (265,321,337 shares in 2004
         and 264,649,827 shares in 2003), at cost                  6,446                6,420
        Loan to ESOP (126,960 shares in 2004
         and 126,960 shares in 2003), at cost                          1                    1
                                                           -------------    -----------------
     Total Shareholders' Equity                                    8,785                8,428
                                                           -------------    -----------------
     Total Liabilities and Shareholders' Equity            $      97,536    $          92,397
                                                           =============    =================
---------------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                                THE BANK OF NEW YORK COMPANY, INC.
                                Consolidated Statements of Income
                         (Dollars in millions, except per share amounts)
                                          (Unaudited)

                                                       For the three months   For the six months
                                                           ended June 30,        ended June 30,
                                                          2004       2003       2004       2003
                                                        --------   --------   --------   --------
Interest Income
---------------
Loans                                                   $    272   $    310   $    389   $    620
Margin loans                                                  35         21         69         24
Securities
  Taxable                                                    180        155        360        315
  Exempt from Federal Income Taxes                            10         13         19         26
                                                        --------   --------   --------   --------
                                                             190        168        379        341
Deposits in Banks                                             78         41        147         71
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                     17         24         33         39
Trading Assets                                                 9         32         23         76
                                                        --------   --------   --------   --------
    Total Interest Income                                    601        596      1,040      1,171
                                                        --------   --------   --------   --------
Interest Expense
----------------
Deposits                                                     126        138        244        284
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                  3          4          5          7
Other Borrowed Funds                                           9          5         18          7
Customer Payables                                             12          9         24          9
Long-Term Debt                                                30         42         60         80
                                                        --------   --------   --------   --------
    Total Interest Expense                                   180        198        351        387
                                                        --------   --------   --------   --------
Net Interest Income                                          421        398        689        784
-------------------
Provision for Credit Losses                                   10         40         22         80
                                                        --------   --------   --------   --------
Net Interest Income After Provision for Credit Losses        411        358        667        704
                                                        --------   --------   --------   --------
Noninterest Income
------------------
Servicing Fees
 Securities                                                  717        598      1,433      1,071
 Global Payment Services                                      81         80        160        158
                                                        --------   --------   --------   --------
                                                             798        678      1,593      1,229
Private Client Services and Asset Management Fees            113         94        221        184
Service Charges and Fees                                      94         92        190        189
Foreign Exchange and Other Trading Activities                100         88        206        154
Securities Gains                                              12          9         45         16
Other                                                         49         35        141         69
                                                        --------   --------   --------   --------
    Total Noninterest Income                               1,166        996      2,396      1,841
                                                        --------   --------   --------   --------
Noninterest Expense
-------------------
Salaries and Employee Benefits                               570        498      1,144        921
Net Occupancy                                                 72         64        153        122
Furniture and Equipment                                       51         49        102         85
Clearing                                                      44         40         92         69
Sub-custodian Expenses                                        22         19         44         35
Software                                                      50         43         99         78
Communications                                                23         23         47         44
Amortization of Intangibles                                    8          7         16         10
Merger and Integration Costs                                   -         25          -         25
Other                                                        172        135        328        253
                                                        --------   --------   --------   --------
    Total Noninterest Expense                              1,012        903      2,025      1,642
                                                        --------   --------   --------   --------
Income Before Income Taxes                                   565        451      1,038        903
Income Taxes                                                 194        156        303        313
                                                        --------   --------   --------   --------
Net Income                                              $    371   $    295   $    735   $    590
----------                                              ========   ========   ========   ========
Per Common Share Data:
-----------------------------
   Basic Earnings                                       $   0.48   $   0.39   $   0.95   $   0.80
   Diluted Earnings                                         0.48       0.39       0.94       0.80
   Cash Dividends Paid                                      0.20       0.19       0.39       0.38
Diluted Shares Outstanding                                   779        757        778        742


                       THE BANK OF NEW YORK COMPANY, INC.
           Consolidated Statement of Changes in Shareholders' Equity
                     For the six months ended June 30, 2004
                              (Dollars in millions)
                                   (Unaudited)



Common Stock
Balance, January 1                                                        $ 7,800
  Issuances in Connection with Employee Benefit Plans                          25
                                                                          -------

Balance, June 30                                                            7,825
                                                                          -------

Additional Capital
Balance, January 1                                                          1,647
  Issuances in Connection with Employee Benefit Plans                          49
                                                                          -------

Balance, June 30                                                            1,696
                                                                          -------

Retained Earnings
Balance, January 1                                                          5,330
  Net Income                                                     $   735      735
  Cash Dividends on Common Stock                                             (301)
                                                                          -------

Balance, June 30                                                            5,764
                                                                          -------

Accumulated Other Comprehensive Income

Balance, January 1                                                             72
    Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(63) Million                               (112)    (112)
    Reclassification Adjustment, Net of Taxes of $(1) Million         (1)      (1)
    Foreign Currency Translation Adjustment,
        Net of Taxes of $(2) Million                                  (6)      (6)
    Net Unrealized Derivative Gains on Cash Flow Hedges,
        Net of Taxes of $(4) Million                                  (4)      (4)
    Minimum Pension Liability Adjustment,
        Net of Taxes of $(1) Million                                  (2)      (2)
                                                                 -------  -------
Balance, June 30                                                              (53)
                                                                          -------
Total Comprehensive Income                                       $   610
                                                                 =======
Less Treasury Stock
Balance, January 1                                                          6,420
  Issued                                                                      (21)
  Acquired                                                                     47
                                                                          -------

Balance, June 30                                                            6,446
                                                                          -------

Less Loan to ESOP
Balance, January 1                                                              1
                                                                          -------

Balance, June 30                                                                1
                                                                          -------

Total Shareholders' Equity, June 30, 2004                                 $ 8,785
                                                                          =======


--------------------------------------------------------------------------------------
Comprehensive Income for the three months ended June 30, 2004 and 2003 was $160 million and $331 million.
Comprehensive Income for the six months ended June 30, 2004 and 2003 was $610 million and $614 million.

See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                   (Unaudited)

                                                          For the six months
                                                             ended June 30,
                                                            2004       2003
                                                          --------   --------
Operating Activities
Net Income                                                $    735   $    590
Adjustments to Determine Net Cash Attributable to
 Operating Activities:
  Provision for Credit Losses
    and Losses on Other Real Estate                             22         80
  Depreciation and Amortization                                234        194
  Deferred Income Taxes                                         41        210
  Securities Gains                                             (45)       (16)
  Change in Trading Activities                               2,049        891
  Change in Accruals and Other, Net                            411       (979)
                                                          --------   --------
Net Cash Provided by Operating Activities                    3,447        970
                                                          --------   --------
Investing Activities
Change in Interest-Bearing Deposits in Banks                (2,377)    (1,386)
Change in Margin Loans                                        (402)      (249)
Purchases of Securities Held-to-Maturity                      (946)         -
Paydowns of Securities Held-to-Maturity                        105        567
Maturities of Securities Held-to-Maturity                        -         10
Purchases of Securities Available-for-Sale                  (7,377)   (13,273)
Sales of Securities Available-for-Sale                       2,318      2,556
Paydowns of Securities Available-for-Sale                    4,446      4,202
Maturities of Securities Available-for-Sale                  1,162      3,880
Net Principal Disbursed on Loans to Customers               (1,949)    (1,128)
Sales of Loans and Other Real Estate                            51        410
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                         (3,262)    (6,492)
Purchases of Premises and Equipment                           (130)       (69)
Acquisitions, Net of Cash Acquired                             (87)    (1,769)
Proceeds from the Sale of Premises and Equipment                 6          2
Other, Net                                                       8        626
                                                          --------   --------
Net Cash Used in Investing Activities                       (8,434)   (12,113)
                                                          --------   --------
Financing Activities
Change in Deposits                                           4,770      8,856
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                             276       (234)
Change in Payables to Customers and Broker-Dealers            (753)       942
Change in Other Borrowed Funds                                 365       (803)
Proceeds from the Issuance of Long-Term Debt                   107      1,811
Repayments of Long-Term Debt                                  (101)      (804)
Issuance of Common Stock                                        95      1,105
Treasury Stock Acquired                                        (47)       (15)
Cash Dividends Paid                                           (301)      (273)
                                                          --------   --------
Net Cash Provided by Financing Activities                    4,411     10,585
                                                          --------   --------
Effect of Exchange Rate Changes on Cash                       (165)       133
                                                          --------   --------
Change in Cash and Due From Banks                             (741)      (425)
Cash and Due from Banks at Beginning of Period               3,843      4,748
                                                          --------   --------
Cash and Due from Banks at End of Period                  $  3,102   $  4,323
                                                          ========   ========

-----------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                               $   298    $   347
    Income Taxes                                               257        292
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                          -          -

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

     During the first six months ended June 30, 2004, approximately 7 million options were granted. In the second quarter and first six months of 2004, the Company recorded $11 million and $18 million of stock option expense, respectively.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(Dollars in millions,                          Second Quarter    Year to date
  except per share amounts)                     2004    2003     2004    2003
                                               ------  ------   ------  ------
Reported net income                            $  371  $  295   $  735  $  590
Stock based employee compensation costs,
 using prospective method, net of tax               6       5       11       7
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                       (14)    (21)     (30)    (40)
                                               ------  ------   ------  ------
Pro forma net income                           $  363  $  279   $  716  $  557
                                               ======  ======   ======  ======

Reported diluted earnings per share            $ 0.48  $ 0.39   $ 0.94  $ 0.80
Impact on diluted earnings per share            (0.01)  (0.02)   (0.02)  (0.04)
                                               ------  ------   ------  ------
Pro forma diluted earnings per share           $ 0.47  $ 0.37   $ 0.92  $ 0.76
                                               ======  ======   ======  ======

     The fair value of options granted in 2004 and 2003 were estimated at the grant date using the following weighted average assumptions:

                                               Second Quarter    Year to date
                                                2004    2003     2004    2003
                                               ------  ------   ------  ------
Dividend yield                                  2.50%   3.00%    2.50%   3.00%
Expected volatility                            25.10   33.54    25.00   32.78
Risk free interest rates                        3.73    2.22     2.60    2.66
Expected options lives                          5       5        5       5

     On February 1, 2003, the Company adopted FASB Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities". This interpretation requires a company that holds a variable interest in an entity to consolidate the entity if the company's interest in the variable interest entity (VIE) is such that the company will absorb a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. Various amendments to FIN 46 delayed the effective date for certain previously established entities until the first quarter of 2004. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial condition.

     As of December 31, 2003, the Company had variable interests in 9 securitization trusts. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. See Footnote "Securitizations" in the 2003 Annual Report.

     The most significant impact of FIN 46 on the Company was to require that the trusts used to issue trust preferred securities be deconsolidated. As a result, the trust preferred securities no longer represent a minority interest. Under regulatory capital rules, minority interests count as Tier 1 Capital.
The Company has $1,150 million of trust preferred securities outstanding. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. On May 6, 2004, the Board of Governors of the Federal Reserve issued a Notice of Proposed Rulemaking which would be more restrictive as to the amount of trust preferred securities that could be included in Tier 1. While the Company is currently reviewing the impact of the proposed rule, both the Company and the Bank are expected to remain "well capitalized" under the proposed rule.

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

     During the second quarter of 2004, 2 businesses were acquired for the total cost of $35 million, primarily paid in cash. During the first six months of 2004, 4 businesses were acquired for the total cost of $52 million, primarily paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to acquisitions in the second quarter and first six months of 2004 was $21 million and $31 million, respectively. The tax deductible portion of goodwill for the second quarter and first six months of 2004 is $21 million and $31 million. All of the goodwill was assigned to the Company's Servicing and Fiduciary Businesses segment. At June 30, 2004, the Company was liable for potential contingent payments related to acquisitions in the amount of $654 million. During the second quarter and first six months of 2004, the Company paid $8 million and $8 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2004 acquisitions is not material to year-to-date 2004 net income.

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

     In May 2004, the Company made a strategic investment in London-based Netik, LLC. Netik provides market-leading data management and consolidated reporting capabilities that leverage its data warehouse for portfolio and investment information, reference data, and analytics. The Company uses Netik products as part of its BNY SmartSourceSM outsourcing solution, and will also partner with Netik to make the product available to other financial institutions.

     Late in the second quarter of 2004, the Company acquired a unit investment trust business that services approximately $20 billion in assets for over 4,200 different series of unit investment trusts.

     During the second quarter of 2004, the Company agreed to acquire Osprey Partners LLC's portfolio accounting technology to broaden its managed account services offering. The acquisition will allow the Company to integrate the portfolio accounting function within its proprietary managed account services offering and fully support the comprehensive portfolio view created by unified managed account platforms.

4.   Goodwill and Intangibles
     ------------------------

     Goodwill by business segment is as follows:

 (Dollars in millions)
                                          June 30, 2004      December 31, 2003
                                         ---------------    -------------------
 Servicing and
  Fiduciary Businesses                     $       3,233      $          3,136
 Corporate Banking                                    31                    31
 Retail Banking                                      109                   109
 Financial Markets                                     -                     -
                                        ----------------    ------------------
 Consolidated Total                        $       3,373      $          3,276
                                        ================    ==================

     The Company's business segments are tested annually for goodwill impairment.

Intangible Assets
---------------------

                                      June 30, 2004                          December 31, 2003
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade Names           $    370  $        -  $    370 Indefinite Life  $    370  $        -  $    370
Customer Relationships     457         (51)      406        17             461         (39)      422
Other Intangible
   Assets                   40         (24)       16         7              43         (19)       24

     The aggregate amortization expense of intangibles was $8 million and $7 million for the quarters ended June 30, 2004 and 2003, respectively. The aggregate amortization expense of intangibles was $16 million and $10 million for the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense for the next five years is as follows:

                                        For the Year Ended      Amortization
(Dollars in millions)                      December 31,            Expense
                                      --------------------    ----------------
                                               2004             $         32
                                               2005                       35
                                               2006                       35
                                               2007                       33
                                               2008                       32

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

     Transactions in the allowance for credit losses are summarized as follows:

                                            Three Months Ended                 Three Months Ended
(Dollars in millions)                          June 30, 2004                      June 30, 2003
                                ---------------------------------------------   -----------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for     Allowance for
                                 Loan Losses     Commitments    Credit Losses     Credit Losses
                                -------------  ---------------  -------------   -----------------

Balance, Beginning of Period      $      632     $       158      $     790       $         830
  Charge-Offs                            (27)              -            (27)                (49)
  Recoveries                               2               -              2                   3
                                -------------  ---------------  -------------   -----------------
  Net Charge-Offs                        (25)              -            (25)                (46)
  Provision                               (9)             19             10                  40
                                -------------  ---------------  -------------   -----------------
Balance, End of Period            $      598     $       177      $     775       $         824
                                =============  ===============  =============   =================
Allowance for Loan Losses                                                         $         669
Allowance for Lending-Related
  Commitments                                                                     $         155

                                             Six Months Ended                   Six Months Ended
(Dollars in millions)                          June 30, 2004                      June 30, 2003
                                ---------------------------------------------   -----------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for     Allowance for
                                 Loan Losses     Commitments    Credit Losses     Credit Losses
                                -------------  ---------------  -------------   -----------------

Balance, Beginning of Period      $      668     $       136      $     804       $         831
  Charge-Offs                            (56)              -            (56)                (93)
  Recoveries                               5               -              5                   6
                                -------------  ---------------  -------------   -----------------
  Net Charge-Offs                        (51)              -            (51)                (87)
  Provision                              (19)             41             22                  80
                                -------------  ---------------  -------------   -----------------
Balance, End of Period            $      598     $       177      $     775       $         824
                                =============  ===============  =============   =================
Allowance for Loan Losses                                                         $         669
Allowance for Lending-Related
  Commitments                                                                     $         155

6.   Capital Transactions
     --------------------

     At July 31, 2004, the Company had registration statements with a remaining capacity of approximately $2.5 billion of debt, preferred stock, preferred trust securities, or common stock.

7.   Earnings Per Share
     ------------------

     The following table illustrates the computations of basic and diluted earnings per share:

(Dollars in millions,                  Three Months Ended    Six Months Ended
 except per share amounts)                   June 30,             June 30,
                                        ------------------   ------------------
                                          2004      2003       2004      2003
                                        --------  --------   --------  --------

Net Income (1)                          $    371  $    295   $    735  $    590
                                        ========  ========   ========  ========
Basic Weighted Average
 Shares Outstanding                          772       751        771       736
Shares Issuable on Exercise of
  Employee Stock Options                       7         6          7         6
                                        --------  --------   --------  --------
Diluted Weighted Average
  Shares Outstanding                         779       757        778       742
                                        ========  ========   ========  ========

Basic Earnings Per Share:               $   0.48  $   0.39   $   0.95  $   0.80
Diluted Earnings Per Share:                 0.48      0.39       0.94      0.80

(1) Net Income, net income available to common shareholders and diluted net income are the same for all periods presented.


8.   Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:


                                  Pension           Pension          Healthcare       Healthcare
                                  Benefits          Benefits          Benefits         Benefits
                            ------------------ ---------------- ------------------ ----------------
                            Three Months Ended Six Months Ended Three Months Ended Six Months Ended
                                 June 30,          June 30,         June 30,           June 30,
                            ------------------ ---------------- ------------------ ----------------
(Dollars in millions)         2004      2003     2004     2003    2004      2003     2004     2003
--------------------        --------- -------- -------- ------- --------- -------- -------- -------
Net Periodic Cost (Income)
 Service Cost               $      14 $     11 $     28 $    22 $       - $      1 $      - $     2
 Interest Cost                     15       12       30      24         3        2        6       4
 Expected Return on Asset         (35)     (34)     (70)    (68)       (2)      (2)      (4)     (4)
 Other                              2        1        4       2         2        2        4       4
                            --------- -------- -------- ------- --------- -------- -------- -------
Net Periodic Cost (Income)  $      (4)$    (10)$     (8)$   (20)$       3 $      3 $      6 $     6
                            ========= ========= ======= ======= ========= ======== ======== =======

9.   Commitments and Contingent Liabilities
     --------------------------------------

     In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at June 30, 2004 and December 31, 2003 follows:

Off-Balance-Sheet Credit Risks
------------------------------

                                                   June 30,      December 31,
(Dollars in millions)                                2004            2003
----------------------                           ------------    ------------
Lending Commitments                              $     34,615    $     35,576
Standby Letters of Credit, net                          9,713          10,168
Commercial Letters of Credit                            1,231           1,013
Securities Lending Indemnifications                   229,539         173,974

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at June 30, 2004 and December 31, 2003 was $177 million and $136 million.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At June 30, 2004 and December 31, 2003, securities lending indemnifications were secured by collateral of $230.1 billion and $177.1 billion.

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

     Standby letters of credit principally support corporate obligations and include $0.7 billion that were collateralized with cash and securities on June 30, 2004 and December 31, 2003. At June 30, 2004, approximately $6.9 billion of the standbys will expire within one year, and the balance between one to five years.

     At June 30, 2004, the notional amounts and credit exposures for the Company's credit derivatives swaps were $1,562 million and $2 million, compared to $1,413 million and $3 million at December 31, 2003.

Other
-----
     In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured leasing transactions prior to mid-1999 that the IRS has challenged. The IRS has recently proposed adjustments to the Company's tax treatment of these transactions. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law in effect at the time the transactions were entered into and intends to defend its position vigorously in accordance with its view of the law controlling these investments. However, a court or other judicial or administrative authority, if presented with the transactions, could disagree. The IRS has indicated that it may consider settlement with taxpayers in such cases, and the Company has begun discussions with the IRS concerning possible settlement of this particular tax issue. It is not known whether a settlement could be reached that would be acceptable to the Company.

     The Company currently believes it has adequate tax reserves to cover this and any other potential tax exposures the IRS could raise, based on a probability assessment of various potential outcomes. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

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

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period June 30, 2004

Commission file number 1-6152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of July 31, 2004, The Bank of New York Company, Inc. had
778,306,085 shares of common stock ($7.50 par value) outstanding.

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

           Cross-reference                                           Page(s)
-----------------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of
            June 30, 2004 and December 31, 2003                        43

           Consolidated Statements of Income for
            the three months and six months ended                      44
            June 30,2004 and 2003

           Consolidated Statement of Changes in
            Shareholders' Equity for the six months
            ended June 30, 2004                                        45

           Consolidated Statement of Cash Flows for the
            six months ended June 30, 2004 and 2003                    46

           Notes to Consolidated Financial Statements             47 - 54

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          2 - 42

Item 3     Quantitative and Qualitative Disclosures
            About Market Risk                                     35 - 38

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

Item 2. Changes in Securities, Use of Proceeds and
        Issuer Purchases of Equity Securities
--------------------------------------------------

     Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the second quarter of 2004.

                  Total Number of    Average Price         Maximum Shares
Month             Shares Acquired      Per Share      That May be Repurchased
-----             ---------------    -------------    -----------------------
April 1-30              14,109        $   32.26              15,953,186
May 1-31                   819            29.41              15,952,367
June 1-30              874,846            29.33              15,077,521

     All shares were repurchased through the Company's stock repurchase programs, which were announced on December 11, 2001 and November 12, 2002. Each plan permits the repurchase of 16 million shares. The December 11, 2001 plan has been completed. In June, 850,000 shares were repurchased in open market transactions. All other shares repurchased in the second quarter resulted from transaction related to employee benefit plans.

     Shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

     (a) On June 15, 2004, 9,600 shares of common stock were issued to serving non-employee directors as part of their annual retainer.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     The Company held its annual meeting on April 13, 2004 at The Bank of New York at 101 Barclay St. in New York, New York. The shareholders:

     (1)  elected fifteen persons to serve as directors of the Company;

     (2) ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for 2004;

     (3) approved a proposal with respect to an amendment to the Company's 2004 Management Incentive Compensation Plan;

     (4) defeated a shareholder proposal with respect to political contributions;

     (5) defeated a shareholder proposal with respect to executive compensation;

     (6) defeated a shareholder proposal with respect to the composition of the Risk Committee; and

     (7)  approved a shareholder proposal with respect to the Company' Rights
          Plan.

     The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable. Pursuant to New York law, abstentions and broker non-votes are not counted toward the election of directors.

                                                  AGAINST/                     BROKER
                                      FOR         WITHHELD     ABSTAINED      NON-VOTES
----------------------------      -----------    ----------   -----------   ------------

(1)  Election of Directors:

     Frank J. Biondi, Jr.         620,512,458    67,793,702
     Nicholas M. Donofrio         631,620,376    56,685,784
     Alan R. Griffith             638,192,770    50,113,390
     Gerald L. Hassell            638,233,619    50,072,541
     Richard J. Kogan             620,782,205    67,523,955
     Michael J. Kowalski          631,446,786    56,859,374
     John A. Luke, Jr.            620,099,337    68,206,823
     John C. Malone               579,590,917   108,715,243
     Paul Myners                  634,703,169    53,602,991
     Robert C. Pozen              636,362,165    51,943,995
     Catherine A. Rein            629,673,074    58,633,086
     Thomas A. Renyi              632,009,763    56,296,397
     William C. Richardson        631,599,016    56,707,144
     Brian L. Roberts             628,982,396    59,323,764
     Samuel C. Scott III          639,137,131    49,169,029

(2)  Ratification of Auditors     663,844,194    19,707,567    4,754,399
(3)  Approval of Proposal With
     Respect to an Amendment to
     the 2004 Management
     Incentive Compensation Plan  618,864,949    62,234,717    7,206,494

(4)  Approval of Shareholder
     Proposal With Respect to
     Political Contributions       32,618,281   516,178,607   43,797,712     95,711,560

(5)  Approval of Shareholder
     Proposal With Respect to
     Executive Compensation        34,532,101   548,882,846    9,179,653     95,711,560

(6)  Approval of Shareholder
     Proposal With Respect to
     the Composition of the
     Risk Committee                54,585,308   526,324,686   11,684,606     95,711,560

(7)  Approval of Shareholder
     Proposal With Respect to
     the Company's Rights Plan    399,067,915   185,009,346    8,517,339     95,711,560

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The exhibits filed as part of this report are as follows:

     Exhibit 4(i) - First Supplemental Indenture, dated as of August 2, 2004 between the registrant and J.P. Morgan Trust Company, National Association, (successor to Bank One, National Association), as Trustee, to the Junior Subordinated Indenture.

     Exhibit 12 - Statement Re: Ratio of Earnings to Fixed Charges for the Three Months and Six months Ended June 30,2004 and June 30, 2003.

     Exhibit 31 - Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.1 - Certification of Chief Financial Officer pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 - Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  The Company filed the following reports on Form 8-K since
     March 31, 2004:

     On April 21, 2004: the Company filed a Form 8-K Current report (Item 5, 7 and 12), which report included unaudited interim financial information and accompanying discussion for the first quarter of 2004 contained in the Company's press release dated April 21, 2004.

     On July 21, 2004, the Company filed a Form 8-K Current report (Item 5 and
12), which report included unaudited interim financial information and accompanying discussion for the second quarter of 2004 contained in the Company's press release dated July 21, 2004.

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



                                        THE BANK OF NEW YORK COMPANY, INC.
                                        ----------------------------------
                                         (Registrant)





Date: August 6, 2004               By:    /s/ Bruce W. Van Saun
                                        -------------------------
                                 Name:  Bruce W. Van Saun
                                Title:  Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit        Description
-------        -----------

   4(i) Exhibit 4(i) - First Supplemental Indenture, dated as of August 2, 2004 between the registrant and J.P. Morgan Trust Company, National Association, (successor to Bank One, National Association), as Trustee, to the Junior Subordinated Indenture.

   12          Ratio of Earnings to Fixed Charges for the
               Three Months and Six Months Ended June 30, 2004 and 2003.

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