Form 10-Q
period 2004-09-30
BANK OF NEW YORK CO INC
filed 2004-11-09
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended September 30, 2004



  The Quarterly Report on Form 10-Q and cross reference index is on page 58.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights				 1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction				 		 2
          - Overview							 2
          - Third Quarter 2004 Highlights				 3
          - Consolidated Income Statement Review			 5
          - Other Developments						 9
          - Business Segments Review					10
          - Consolidated Balance Sheet Review				23
          - Critical Accounting Policies				31
          - Liquidity							33
          - Capital Resources						35
          - Trading Activities						37
          - Asset/Liability Management					39
          - Statistical Information					41
          - Forward Looking Statements and
              Factors That Could Affect Future Results			43
          - Website Information						44
          - Supplemental Information					45

         Consolidated Financial Statements
          - Consolidated Balance Sheets
             September 30, 2004 and December 31, 2003			46
          - Consolidated Statements of Income
             For the Three Months and Nine Months
             Ended September 30, 2004 and 2003				47
          - Consolidated Statement of Changes In
             Shareholders' Equity For the Nine
             Months Ended September 30, 2004				48
          - Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2004 and 2003	49
          - Notes to Consolidated Financial Statements		   50 - 57

         Form 10-Q
          - Cover							58
          - Controls and Procedures					59
          - Legal Proceedings						59
          - Changes in Securities, Use of Proceeds, and
             Issuer Purchases of Equity Securities			60
          - Exhibits							60
          - Signature							61

                              THE BANK OF NEW YORK COMPANY, INC.
                                     Financial Highlights
                        (Dollars in millions, except per share amounts)
                                         (Unaudited)
                                           September 30,      June 30, September 30,
                                                   2004          2004          2003
                                           ------------  ------------  ------------
  Quarter
  -------
  Revenue (tax equivalent basis)           $      1,747  $      1,775  $      1,647
  Net Income                                        354           371           260
  Basic EPS                                        0.46          0.48          0.34
  Diluted EPS                                      0.46          0.48          0.34
  Cash Dividends Per Share                         0.20          0.20          0.19
  Return on Average Common
    Shareholders' Equity                          15.90%        17.14%        12.82%
  Return on Average Assets                         1.45          1.49          1.06
  Efficiency Ratio                                 65.2          63.9          70.7

  Year-to-date
  ------------
  Revenue (tax equivalent basis)           $      5,197  $      3,450  $      4,676
  Net Income                                      1,089           735           850
  Basic EPS                                        1.41          0.95          1.14
  Diluted EPS                                      1.40          0.94          1.13
  Cash Dividends Per Share                         0.59          0.39          0.57
  Return on Average Common
    Shareholders' Equity                          16.73%        17.15%        15.23%
  Return on Average Assets                         1.47          1.48          1.27
  Efficiency Ratio                                 66.0          66.3          65.5

  Assets                                   $     93,175  $     97,536  $     95,193
  Loans                                          37,119        38,205        37,540
  Securities                                     23,246        22,986        22,862
  Deposits - Domestic                            34,786        36,279        35,660
           - Foreign                             23,654        24,781        23,283
  Long-Term Debt                                  6,137         6,025         6,298
  Common Shareholders' Equity                     9,054         8,785         8,223

  Common Shareholders'
   Equity Per Share                        $      11.66  $      11.29  $      10.63
  Market Value Per Share
   of Common Stock                                29.17         29.48         29.11

  Allowance for Loan Losses as
   a Percent of Total Loans                        1.61%         1.57%         1.77%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                   1.92          1.86          2.07
  Allowance for Credit Losses as
   a Percent of Total Loans                        2.04          2.03          2.18
  Allowance for Credit Losses as
   a Percent of Non-Margin Loans                   2.42          2.42          2.55

  Tier 1 Capital Ratio                             8.09          7.70          7.08
  Total Capital Ratio                             12.09         11.63         11.18
  Leverage Ratio                                   6.38          6.00          5.64
  Tangible Common Equity Ratio                     5.49          4.95          4.65

  Employees                                      23,034        23,001        22,926

  Assets Under Custody (In trillions)
  Total Assets Under Custody               $        8.9  $        8.7  $        7.9
   Equity Securities                                 33%           34%           32%
   Fixed Income Securities                           67            66            68
  Cross-Border Assets Under Custody        $        2.5  $        2.4  $        2.2

  Assets Under Administration
    (In billions)                          $         31  $         32  $         32

  Assets Under Management (In billions)
  Total Assets Under Management                      97            93            85
   Equity Securities                                 35%           36%           31%
   Fixed Income Securities                           21            22            22
   Alternative Investments                           15            14            10
   Liquid Assets                                     29            28            37

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

INTRODUCTION

     The Bank of New York Company, Inc.'s (the "Company") actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading "Forward Looking Statements and Factors That Could Affect Future Results". When used in this report, the words "estimate," "forecast," "project," "anticipate," "expect," "intend," "believe," "plan," "goal," "should," "may," "strategy," "target, " and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

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

THIRD QUARTER 2004 HIGHLIGHTS

     The Company reported third quarter net income of $354 million and diluted earnings per share of 46 cents, compared with net income of $371 million and diluted earnings per share of 48 cents in the second quarter of 2004, and net income of $260 million and diluted earnings per share of 34 cents in the third quarter of 2003. On an operating basis, third quarter 2003 net income was $322 million and diluted earnings per share were 42 cents. Third quarter of 2003 reported results included merger and integration costs associated with the Pershing acquisition of 2 cents per share and the cost of the settlement of claims related to the Company's 1999 sale of BNY Financial Corporation to General Motors Acceptance Corporation ("GMAC") of 6 cents per share.

     Year-to-date net income was $1,089 million, or $1.40 diluted earnings per share, compared to $850 million, or $1.13 diluted earnings per share in 2003. These 2003 reported results included Pershing merger and integration costs of 4 cents and GMAC settlement costs of 6 cents per share. In 2003 on an operating basis, year-to-date net income was $928 million while diluted earnings per share were $1.23.

     Third quarter highlights include strong sequential fee performance in global payment services, broker-dealer services and asset management. Net interest income was up $7 million, or 2%, on a sequential quarter basis. The Company continues to be positioned to benefit from a rise in interest rates. The Company made no provision for credit losses as credit quality trends remained excellent.

     The weak capital markets environment, particularly in equities and foreign exchange, where volumes were lackluster and volatility very low, adversely impacted the Company's securities servicing and trading businesses. Securities servicing, where execution and clearing revenues were particularly affected, declined by 4% sequentially, although servicing revenues were up 4% versus a year ago demonstrating the benefits of the Company's diverse business model. Foreign exchange and other trading revenues decreased sharply both sequentially and versus a year ago to $67 million, which represents the lowest quarter for trading revenues since the first quarter of 2003.

     The performance this quarter in a challenging environment reinforces the value of the breadth and diversification of the Company's securities servicing and fiduciary businesses. The market environment this quarter was weak, continuing a trend the Company first saw in June which intensified through the seasonally slow summer months. The Company's equity-linked and foreign exchange businesses were most directly affected, yet the Company's fixed income-linked and asset management areas performed reasonably well, cushioning the softness in the global capital markets.

     The Company's balance sheet continues to be appropriately positioned for the expected gradual rise in interest rates and credit quality remains strong. Expense control was important to the Company's performance in the third quarter, and will continue to be a major focus as the Company continues to implement its reengineering initiatives.

     While the Company cannot predict when the market environment will improve, economic indicators remain favorable. Geopolitical factors still appear to be restraining investment activity, yet untapped liquidity in the market continues to increase, offering a basis for future growth. The Company is confident that its diverse businesses and client base position the Company to capitalize as market volumes and investment flows increase.

     During the third quarter of 2004, the Company continued to invest in enhancing its service offerings, critical to sustaining top line growth through all types of markets, while maintaining its commitment to expense discipline to ensure a competitive cost base. Service offerings enhancements were the result of both internal development and acquisitions. New business momentum remains strong as the Company is gaining traction with growth initiatives such as hedge fund servicing, Pershing's registered investment advisor ("RIA") offering and independent research. The outlook for Ivy Asset Management ("Ivy") continues to be very positive, given increased allocations by institutions to alternative investments, including hedge funds, as an asset class.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

                                      3rd      2nd      3rd
                                    Quarter  Quarter  Quarter    Year-to-date
                                    -------  -------  -------  ----------------
(Dollars in millions)                 2004     2004     2003     2004     2003
                                    -------  -------  -------  ----------------
Servicing Fees
  Securities                        $   685  $   717  $   657  $ 2,117  $ 1,728
  Global Payment Services                84       81       80      245      238
                                    -------  -------  -------  -------  -------
                                        769      798      737    2,362    1,966
Private Client Services
 and Asset Management Fees              113      113       97      333      281
Service Charges and Fees                 98       94       89      287      278
Foreign Exchange and
 Other Trading Activities                67      100       92      273      246
Securities Gains                         14       12        9       59       26
Other                                    49       49       39      191      107
                                    -------  -------  -------  -------  -------
Total Noninterest Income            $ 1,110  $ 1,166  $ 1,063  $ 3,505  $ 2,904
                                    =======  =======  =======  =======  =======

     Total noninterest income for the third quarter of 2004 was $1,110 million, a decrease of 5% sequentially but an increase of 4% from the third quarter of 2003. Noninterest income for the nine months ended September 30, 2004 was $3,505 million, an increase of 21% over the comparable 2003 period.

     Securities servicing fees were up $28 million, or 4%, from the third quarter of 2003. On a year-to-date basis, securities servicing fees were $2,117 million up $389 million from 2003. For a discussion of securities servicing fees see "Securities Servicing Fees" in the segment results section under "Servicing and Fiduciary Businesses."

     Global payment services fees were up $3 million, or 4%, from the second quarter of 2004, and $4 million, or 5% from the third quarter of 2003, primarily resulting from new business wins. Global payment services increased by 3% on a year-to-date basis over 2003.

     Private client services and asset management fees for the third quarter were flat from the prior quarter and increased 16% from the third quarter of 2003. For the nine months ended September 30, 2004, private client services and asset management fees were $333 million, a 19% increase over the same period in 2003. The increase from the third quarter of 2003 and on a year-to-date basis reflects strong growth in Ivy Asset Management as well as higher equity price levels. Total assets under management were $97 billion at September 30, 2004, up from $93 billion at June 30, 2004 and $85 billion a year ago.

     Service charges and fees were up 4% from the second quarter of 2004 and 10% from the third quarter of 2003 due to higher capital market fees and improved pricing on retail products.

     Foreign exchange and other trading revenues declined sharply to $67 million, down 33% from the second quarter and 27% from the third quarter of 2003, reflecting lower exchange rate volatility and lower levels of cross-border trading activity as well as weak demand for interest rate hedging products. For the nine months ended September 30, 2004, foreign exchange and other trading activities were up 11% over the nine months ended September 30, 2003 due to more active and volatile markets in the first half of 2004.

     Securities gains in the third quarter were $14 million, compared with $12 million in the second quarter of 2004 and $9 million in the third quarter of 2003. The gains in the third quarter were primarily attributable to the

Company's private equity portfolio. For the nine months ended September 30, 2004, securities gains were $59 million, up $33 million from the nine months ended September 30, 2003, primarily reflecting realized gains of $19 million in the first quarter on four sponsor fund investments.

     Other noninterest income was $49 million, compared with $49 million in the second quarter of 2004 and $39 million in the third quarter of 2003. For the first nine months of 2004, other noninterest income was $191 million, an increase of $84 million from $107 million for the first nine months of 2003. The increase primarily reflects the $48 million pre-tax gain on the sale of a portion of the Company's investment in Wing Hang Bank Limited in the first quarter of 2004.

Net Interest Income
-------------------

                                      3rd      2nd      3rd
                                    Quarter  Quarter  Quarter        Year-to-date
(Dollars in millions)               -------- -------- -------- ------------------------
                                    Reported Reported Reported Reported Core** Reported
                                    -------- -------- -------- -------- ------ --------
                                      2004     2004     2003     2004    2004    2003
                                    -------- -------- -------- -------- ------- -------
Net Interest Income                 $    428 $    421 $    407 $  1,118 $ 1,263 $ 1,190
Tax Equivalent Adjustment*                 8        8        9       20      20      27
                                    -------- -------- -------- -------- ------- -------
Net Interest Income on a
 Tax Equivalent Basis               $    436 $    429 $    416 $  1,138 $ 1,283 $ 1,217
                                    ======== ======== ======== ======== ======= =======
Net Interest Rate
 Spread                                 1.88%    1.84%    1.87%    1.62%   1.86%   1.99%
Net Yield on Interest
 Earning Assets                         2.18     2.08     2.10     1.87    2.11    2.24

* A number of amounts related to net interest income are presented on a "taxable equivalent basis." The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

** Excludes SFAS 13 adjustment

     Net interest income on a taxable equivalent basis was $436 million in the third quarter of 2004, compared with $429 million in the second quarter of 2004, and $416 million in the third quarter of 2003. The net interest income rate spread was 1.88% in the third quarter of 2004, compared with 1.84% in the second quarter of 2004, and 1.87% in the third quarter of 2003. The net yield on interest earning assets was 2.18% in the third quarter of 2004, compared with 2.08% in the second quarter of 2004, and 2.10% in the third quarter of 2003.

     The sequential quarter increase in net interest income in the third quarter of 2004 reflects the collection of past due interest on nonperforming loans as well as the benefit of a rise in short-term interest rates. This was partially offset by a reduction in liquid earning assets during the quarter, a result of less active capital markets. The increase in net interest income from the third quarter of 2003 reflects the benefit of higher short-term rates, the collection of past due interest on non-performing loans, and a higher level of investment securities.

     For the first nine months of 2004, reported net interest income on a taxable equivalent basis was $1,138 million, compared with $1,217 million in the first nine months of 2003, as the full year impact of Pershing and the benefit of rising rates were outweighed by the first quarter 2004 pre-tax charge of $145 million resulting from a cumulative adjustment to the leasing portfolio, which was triggered under Statement of Financial Accounting Standards No. 13. ("SFAS 13"). Excluding this charge, net interest income on a taxable equivalent basis for the first nine months of 2004 equaled $1,283 million, an increase of $66 million from last year. The reported year-to-date net interest income spread was 1.62% in 2004 compared with 1.99% in 2003, while the net yield on interest earning assets was 1.87% in 2004 and 2.24% in 2003.

Noninterest Expense and Income Taxes
------------------------------------

                                       3rd      2nd      3rd
                                     Quarter  Quarter  Quarter   Year-to-date
                                     -------  -------  -------  --------------
(Dollars in millions)                  2004     2004     2003    2004    2003
                                     -------  -------  -------  ------  ------
Salaries and Employee Benefits       $   564  $   570  $   533  $1,708  $1,454
Net Occupancy                             77       72       69     230     192
Furniture and Equipment                   51       51       50     153     134
Clearing                                  39       44       42     131     111
Sub-custodian Expenses                    21       22       18      65      53
Software                                  52       50       45     151     123
Communications                            22       23       24      69      68
Amortization of Intangibles                9        8        8      26      18
Merger and Integration Costs               -        -       23       -      48
GMAC Settlement                            -        -       78       -      78
Other                                    164      172      149     492     402
                                     -------  -------  -------  ------  ------
Total Noninterest Expense            $   999  $ 1,012  $ 1,039  $3,025  $2,681
                                     =======  =======  =======  ======  ======

     Noninterest expense for the third quarter of 2004 was $999 million, compared with $1,012 million in the prior quarter and $1,039 million in the third quarter of 2003. The decrease principally reflects lower incentive compensation tied to revenues, lower volume-related clearing and sub-custodian expenses as well as a decline in legal and travel & entertainment expenses. Incentive compensation was lower in the quarter reflecting the lower revenues partially offset by higher outside help and merit increases. Net occupancy increased by $5 million reflecting expansion of regional facilities, including the opening of the new Brooklyn facility which is part of the Company's business continuity plans. In the third quarter of 2004, the Company continued to engage in a multi-year effort to expand operations from the New York metropolitan area to lower cost areas such as Utica and Syracuse.

     The third quarter of 2003 results included $23 million of merger and integration costs related to the Pershing acquisition and $78 million of net costs related to the GMAC settlement. After excluding these items, the net growth in expenses from a year ago principally reflects higher staff and occupancy costs. Salaries and employee benefits were up reflecting higher staffing levels due to business expansion as well as higher stock option expense and a lower pension credit. Occupancy increased due to the expansion of regional facilities.

     For the first nine months of 2004, noninterest expense was $3,025 million, up 13% compared to $2,681 million from the equivalent period of 2003. Noninterest expense in 2003 includes $126 million of costs related to the Pershing merger and integration and the GMAC settlement. The growth in expenses versus a year ago mainly reflects the full period impact of the Pershing acquisition as well as the same factors affecting the comparisons with last year's third quarter.

     The effective tax rate for the third quarter of 2004 was 34.3%, compared to 34.2% in the second quarter and 33.4% in the third quarter of 2003. The increase from the third quarter of 2003 reflects the tax benefit on the GMAC settlement in 2003. The effective tax rate for the nine month period ended September 30, 2004 was 30.9%, compared with 34.3% for the nine month period ended September 30, 2003. The year-over-year decrease reflects the benefit associated with the SFAS 13 adjustment in the first quarter of 2004.

Credit Loss Provision and Net Charge-Offs
-----------------------------------------

                                       3rd      2nd      3rd
                                     Quarter  Quarter  Quarter   Year-to-date
                                     -------  -------  -------  --------------
(Dollars in millions)                  2004     2004     2003    2004    2003
                                     -------  -------  -------  ------  ------
Provision                            $     -  $    10  $    40  $   22  $  120
                                     =======  =======  =======  ======  ======
Net Charge-offs:
  Commercial                         $    (4) $   (11) $   (25) $  (21) $  (85)
  Foreign                                 (9)      (8)     (12)    (26)    (18)
  Other                                   (1)       -       (4)     (1)    (15)
  Consumer                                (5)      (6)      (6)    (22)    (16)
                                     -------  -------  -------  ------  ------
     Total                           $   (19) $   (25) $   (47) $  (70) $ (134)
                                     =======  =======  =======  ======  ======

Other Real Estate Expenses           $     -  $     -  $     -  $    -  $    -

     No provision was taken in the third quarter of 2004 compared to $10 million in the second quarter of 2004 and $40 million in the third quarter of 2003. The absence of any provision reflects the improved quality of the loan portfolio and the continued decline in nonperforming and criticized assets. For the first nine months of 2004, the provision was $22 million compared with $120 million in 2003.

     The allowance for credit losses was $756 million at September 30, 2004, $775 million at June 30, 2004, and $817 million at September 30, 2003. The allowance for credit losses as a percent of non-margin loans was 2.42% at September 30, 2004, compared with 2.42% at June 30, 2004, and 2.55% at September 30, 2003.

     Net charge-offs were $19 million in the third quarter of 2004 versus $25 million in the second quarter of 2004 and $47 million in the third quarter of 2003. These represent 0.21% of total loans in the most recent quarter, down from 0.26% and 0.50% in the respective prior periods. For the first nine months ended September 30, 2004, net charge-offs were $70 million, compared to $134 million for the same period in 2003.

OTHER DEVELOPMENTS

     In September 2004, the Company formed a strategic alliance with Wilshire Associates, one of the world's leading providers of global risk services, to meet the increasingly sophisticated risk management demands of institutional investors. As part of the strategic alliance, the Company and Wilshire Analytics, a business unit of Wilshire Associates, will integrate their comprehensive selection of risk services, including performance measurement, analytics, fixed income and equity attribution, universe comparisons, compliance, risk budgeting, and advanced risk measures. Altogether, the Company and Wilshire provide global risk services to more than 600 institutional investor clients that manage approximately $14 trillion in assets.

     In September 2004, the Company agreed to acquire the execution and commission management assets of Wilshire Associates. Under the terms of the agreement, BNY Brokerage will assume Wilshire's client relationships in these businesses.

     In September the Company announced its appointment by RCM (UK) Ltd, part of the Allianz Dresdner Asset Management Group, to offer comprehensive middle and back office outsourcing services in the UK for $8.75 billion of assets under management. This follows the Company's appointment earlier this year by RCM Capital Management LLC to provide outsourcing services to its San Francisco operations. Taken together these two appointments mark the first time an asset manager has outsourced operations on two continents to a single strategic global platform, demonstrating the Company's market leading capabilities.

     In August the Company announced its appointment by Threadneedle Investments to outsource its fund administration and transfer agency operations in the UK. This deal provides the Company with added scale and expertise in these businesses, positioning it well for further expansion in continental Europe.

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

     The measure of revenues and profit or loss by operating segment has been adjusted to present segment data on a taxable equivalent basis. The provision for credit losses allocated to each reportable segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following factors among others: historical charge-off experience, and the volume, composition and size of the loan portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles. Assets and liabilities are match funded. Support and other indirect expenses are allocated to segments based on general internal guidelines.

Description of Business Segments
--------------------------------

     The results of individual business segments exclude unusual items such as the GMAC settlement and the Pershing related merger and integration costs of 2003, which are included within reconciling amounts.

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

     Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate but related businesses. Issuer services include corporate trust, depositary receipts and stock transfer. Investor services include global fund services, global custody, securities lending, global liquidity services and outsourcing. Broker-dealer services include government securities clearance and collateral management. Execution and clearing services include in the execution area institutional agency brokerage, electronic trading, transition management services, and independent research. Through Pershing, the clearing part of the business provides clearing, execution, financing, and custody for introducing brokers/dealers. The Servicing and Fiduciary Businesses segment also includes customer-related foreign exchange.

     In issuer services, the Company's American and global depositary receipt business has over 1,180 programs representing over 60 countries. As a trustee, the Company provides diverse services for corporate, municipal, mortgage-backed, asset-backed, derivative and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $1 trillion in outstanding debt securities. The Company is the third largest stock transfer agent representing over 1,950 publicly traded companies with over 19 million shareholder accounts maintained on its recordkeeping system.

     The Company is the second largest custodian with $8.9 trillion of assets under custody and administration at September 30, 2004. The Company is the second largest mutual fund custodian for U.S. funds and one of the largest providers of fund services in the world with over $1.6 trillion in total assets. The Company is the largest U.K. custodian. The Company services more than $35 billion or 20% of total U.S. exchange traded fund industry assets.
In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts.

     The Company's broker-dealer services business clears approximately 50% of U.S. Government securities. With over $800 billion in tri-party balances worldwide, the Company is the world's largest collateral management agent.

     The Company's execution and clearing services business is the largest global institutional agency brokerage organization. In addition, it is the largest institutional electronic broker for non-U.S. dollar equity execution. The Company provides execution and clearing services and financial services outsourcing in over 80 global markets, executing trades for nearly 575 million shares and clearing 600,000 trades daily. The Company has 21 seats on the New York Stock Exchange. Pershing services nearly 1,100 institutional and retail financial organizations and independent investment advisors who collectively represent more than 5 million individual investors.

     Global payment services facilitates the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

     The Company's strategy is to be a market leader in these businesses and continue to build on its product and service capabilities and add new clients. The Company has completed 57 acquisitions since 1998 in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients' needs.

     The Corporate Banking segment provides lending and credit-related services to large public and private financial institutions and corporations nationwide, as well as to public and private mid-size businesses in the New York metropolitan area. Special industry groups focus on industry segments such as banks, broker-dealers, insurance, media and telecommunications, energy, real estate, retailing, and government banking institutions. Through BNY Capital Markets, Inc., the Company provides syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition and advisory services.

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

Servicing and Fiduciary Businesses
----------------------------------

                                     3rd      2nd      3rd
                                   Quarter  Quarter  Quarter    Year-to-date
                                   -------  -------  -------  ----------------
(Dollars in millions)                2004     2004     2003    2004      2003
                                   -------  -------  -------  -------  -------
Net Interest Income                $   144  $   144  $   132  $   428  $   357
Provision for
  Credit Losses                          1        1        -        2        -
Noninterest Income                     953      994      905    2,937    2,439
Noninterest Expense                    749      764      707    2,270    1,883
Income Before Taxes                    347      373      330    1,093      913

Average Assets                     $20,937  $22,891  $20,902  $22,195  $14,799
Average Deposits                    33,370   35,520   34,039   34,671   32,899
Nonperforming Assets                     3        3       16        3       16

(Dollars in billions)
Assets Under Custody               $ 8,906  $ 8,662  $ 7,878  $ 8,906  $ 7,878
  Equity Securities                     33%      34%      32%      33%      32%
  Fixed Income Securities               67       66       68       67       68
Cross-Border Assets                $ 2,494  $ 2,425  $ 2,206  $ 2,494  $ 2,206

Assets Under Administration        $    31  $    32  $    32  $    31  $    32
Assets Under Management                 97       93       85       97       85
  Equity Securities                     35%      36%      31%      35%      31%
  Fixed Income Securities               21       22       22       21       22
  Alternative Investments               15       14       10       15       10
  Liquid Assets                         29       28       37       29       37

S&P 500 Index (Period End)           1,115    1,141      996    1,115      996
NASDAQ Index (Period End)            1,897    2,048    1,787    1,897    1,787
NYSE Volume (In billions)             84.9     90.8     87.3    271.1    266.9
NASDAQ Volume (In billions)           99.6    108.3    110.7    334.2    312.0

     Third quarter results showed continued strength in several of the Company's primary businesses, including global payment services, broker-dealer services and asset management. Offsetting this strength were volume related declines in the Company's execution and clearing services businesses. In the third quarter of 2004, pre-tax income was $347 million, compared with $373 million in the second quarter of 2004 and $330 million a year ago. On a year-to-date basis, pre-tax income was $1,093 million, up 20% from $913 million in 2003.

     Noninterest income decreased by 4% to $953 million from $994 million in the second quarter of 2004 but increased by $48 million, or 5%, compared with $905 million in the third quarter of 2003.

Securities Servicing Fees
-------------------------

                                                 3rd      2nd      3rd
                                               Quarter  Quarter  Quarter
                                               -------  -------  -------
   (Dollars in millions)                         2004     2004     2003
                                               -------  -------  -------

    Execution and Clearing Services            $   262  $   280  $   271
    Investor Services                              228      229      212
    Issuer Services                                141      155      127
    Broker-Dealer Services                          54       53       47
                                               -------  -------  -------
    Securities Servicing Fees                  $   685  $   717  $   657
                                               =======  =======  =======

     Securities servicing fees were $685 million in the third quarter, a decrease of $32 million, or 4%, from the second quarter of 2004, but up $28 million, or 4% from the third quarter of 2003. For the first nine months of 2004, securities servicing fees were $2,117 million, an increase of $389 million from the first nine months of 2003, principally due to the full period impact of the Pershing acquisition which closed on May 1, 2003 and better market conditions for most of the servicing businesses.

     Execution and clearing services fees decreased $18 million, or 6%, from the second quarter of 2004 and $9 million, or 3% from the third quarter of 2003. The execution business was impacted by lower equity market trading volumes in the third quarter, as combined NYSE and NASDAQ trading volumes, excluding program trading, were down 10% from the second quarter and 15% from the third quarter of 2003. BNY Brokerage volumes were down 4% from the second quarter, while institutional B-Trade volumes and G-Trade principal volumes were down 1% and 8%, respectively. The sluggish market environment has pressured revenues in these businesses but the Company is encouraged that it has continued to gain market share. BNY Research and commission management performed well as the Company's positioning in the independent research space continued to be well received by the marketplace. The Company's correspondent clearing business conducted by its Pershing subsidiary was impacted by lower volumes and lower equity prices both sequentially and compared to the third quarter of 2003. As a result, domestic billable trades declined by 7%, slightly better than the market trend. The majority of Pershing's revenues are generated from non-transactional activities, such as asset gathering and technology services to broker-dealers, with revenues tied to both assets under administration and services provided. Despite a 2% sequential decline in the S&P 500 Index, Pershing's assets under administration were $649 billion at quarter-end, compared with $647 billion at June 30, 2004.

     Investor services fees held steady at $228 million, down $1 million from the second quarter of 2004, but up $16 million, or 8% from the third quarter of 2003. The sequential quarter decrease reflects lower transaction activity and seasonally lower securities lending revenues, offset in part by new business wins in global fund services, as well as the continued addition of new clients to the Company's hedge fund servicing platform. At quarter-end, hedge fund assets under administration totaled $48 billion up from $30 billion at year-end 2003. The increase in investor service fees relative to the third quarter of 2003 was a result of good organic growth in most areas. This was offset in part by weaker equity and fixed income transaction volumes, and lower average equity price levels. Securities lending fees declined modestly relative to the second quarter because of slightly lower spreads resulting from the timing of the Federal Reserve interest rate increases, as well as the decline in equity lending the Company typically experiences following the second quarter European dividend season. Global liquidity services fees were up, benefiting from higher fees related to rising interest rates.

     At September 30, 2004 assets under custody rose to $8.9 trillion, from $8.7 trillion at June 30, 2004 and $7.9 trillion at September 30, 2003. Cross-border custody assets were $2.5 trillion at September 30, 2004. A substantial portion of the increase in assets under custody was due to new business, as well as the acquisition of a unit investment trust ("UIT") business. In addition, while equity prices declined during the quarter, fixed income values rose as the yield curve flattened and longer term interest rates declined. As a result, the market value of fixed income assets under custody increased, and the percentage of fixed income assets under custody rose from 66% to 67%.

     Issuer services fees were $141 million in the third quarter, down $14 million or 9% from the second quarter of 2004, but up $14 million or 11% from the third quarter of 2003.

     Depositary receipts ("DR") revenues decreased sequentially due to seasonally lower trading and dividend activity. While issue/cancel fees were negatively impacted by the seasonal slowdown in DR trading volumes, which were down 6% sequentially, the Company continued to experience positive net DR issuance in the third quarter, demonstrating investors' commitment to cross-border investing. Dividend-related activity decreased from the seasonally strong second quarter, while other corporate actions such as initial public offerings, mergers and acquisitions, secondary offerings and rights issues declined in the third quarter.

     Corporate trust revenues declined sequentially but the Company continues to perform near record levels as a slowdown in overall issuance levels was partially offset by strength in global issuance as well as demand for corporate specialty products in the third quarter.

     The increase in issuer services revenues relative to the third quarter of 2003 primarily reflects growth in corporate trust, due to higher debt issuance as well as acquisitions, and in DR, because of higher volumes and dividend activity.

     Broker-dealer services fees showed good growth, increasing $1 million, or 2%, from the second quarter of 2004 and $7 million, or 15% from the third quarter of 2003. On a sequential basis, new business wins offset lower market volumes. Year-over-year, new business was the dominant driver, particularly in collateral management, as volumes have been relatively stable.

     Global payment services fees were up $3 million, or 4%, from the second quarter of 2004, and $4 million, or 5% from the third quarter of 2003, primarily resulting from new business wins. Global payment services increased by 3% on a year-to-date basis over 2003. The year-over-year growth is attributable to higher funds transfer volumes and increased multi-currency activity from existing clients as well as the addition of new clients.

     Private client services and asset management fees continues to demonstrate solid performance with fees up 16% from the third quarter of 2003 and stable on a sequential quarter basis despite lower equity market prices. For the nine months ended September 30, 2004, private client services and asset management fees were $333 million, a 19% increase over the same period in 2003. The increase from the third quarter of 2003 and on a year-to-date basis reflects strong growth in Ivy. The Company is also experiencing good new business momentum in institutional equity management as a result of improved sales efforts.

     Assets under management ("AUM") were $97 billion at September 30, 2004, up from $93 billion at June 30, 2004 and $85 billion at September 30, 2003. Assets under administration were $31 billion compared with $32 billion at June 30, 2004 and $32 billion at September 30, 2003. The sequential quarter and year-over-year increases in AUM reflect growth in the Company's alternative investments business as assets at Ivy grew to $14.6 billion. In addition, the growth in AUM reflects an inflow of funds into personal trust assets and short-term money market product for institutional/corporate investors. Institutional clients represent 67% of AUM while individual clients equal 33%. AUM at September 30, 2004, are 35% invested in equities, 21% in fixed income, 15% in alternative investments and the remainder in liquid assets.

     Foreign exchange and other trading revenues declined sharply to $67 million, down 33% from the second quarter and 27% from the third quarter of 2003, reflecting lower exchange rate volatility and lower levels of cross-border trading activity. Foreign exchange experienced a slow down in client activity beginning in late June that persisted through the end of September, which was exacerbated by a 25% sequential quarter drop in exchange rate volatility. For the nine months ended September 30, 2004, foreign exchange and other trading activities were up 11% over the nine months ended September 30, 2003 due to more active and volatile markets in the first half of 2004.

     Net interest income in the Servicing and Fiduciary businesses segment was $144 million for the third quarter of 2004 compared with $144 million for the second quarter of 2004 and $132 million in the third quarter of 2003. The increase in net interest income from the third quarter of 2003 is primarily due to the rise in interest rates. Net interest income for the nine months ended September 30, 2004 was $428 million compared with $357 million in the first nine months of 2003. The increase in net interest income primarily reflects the Pershing acquisition and the rise in interest rates. Average assets for the quarter ended September 30, 2004 were $20.9 billion compared with $22.9 billion in the second quarter of 2004 and $20.9 billion in the third quarter of 2003. Average assets for the nine months ended September 30, 2004 were $22.2 billion compared with $14.8 billion in the first nine months of 2003. The increase in assets in the year-to-date 2004 average compared with 2003 is attributable to the Pershing acquisition. The third quarter of 2004 average deposits were $33.4 billion compared with $35.5 billion in the second quarter of 2004 and $34.0 billion in the third quarter of 2003. The sequential quarter decline in deposits reflects lower market volumes in the third quarter of 2004. Average deposits for the first nine months of 2004 were $34.7 billion compared with $32.9 billion for the first nine months of 2003.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were $10 million in the third quarter of 2004, compared with zero in the second quarter of 2004 and the third quarter of 2003. The increase in charge-offs reflects a credit loss in Pershing's UK clearing business as a result of an alleged deceptive scheme perpetrated on Pershing. On a year-to-date basis, net charge-offs were $15 million in 2004, compared to zero in 2003. Nonperforming assets were $3 million at September 30, 2004, compared with $3 million at June 30, 2004 and $16 million at September 30, 2003.

     Noninterest expense for the third quarter of 2004 was $749 million, compared with $764 million in the second quarter of 2004 and $707 million in the third quarter of 2003. The decline in noninterest expense from second quarter of 2004 was primarily due to lower incentive compensation tied to revenues as well as lower volume-related clearing and sub-custodian expenses. The increase in noninterest expense from third quarter of 2003 reflects the Pershing acquisition. Noninterest expense for the first nine months of 2004 was $2,270 million, compared with $1,883 million for the same period in 2003, reflecting the Pershing acquisition.

Corporate Banking
-----------------

                                     3rd      2nd      3rd
                                   Quarter  Quarter  Quarter    Year-to-date
                                   -------  -------  -------  ----------------
(Dollars in millions)                2004     2004     2003    2004      2003
                                   -------  -------  -------  -------  -------
Net Interest Income                $    89  $    87  $    95  $   265  $   282
Provision for Credit Losses             15       15       27       50       87
Noninterest Income                      81       84       71      245      224
Noninterest Expense                     53       54       53      160      152
Income Before Taxes                    102      102       86      300      267

Average Assets                     $17,485  $17,308  $19,378  $17,384  $19,916
Average Deposits                     6,422    6,345    6,699    6,522    6,832
Nonperforming Assets                   269      293      368      269      368
Net Charge-offs                          3        9       41       24      118

     In the third quarter of 2004, pre-tax income was $102 million, compared with $102 million in the second quarter of 2004 and $86 million in the third quarter of 2003. On a year-to-date basis, pre-tax income was $300 million, up 12% from $267 million in 2003. The improvement over the prior year is primarily attributable to a reduction in credit risk, resulting in a lower provision for credit losses. The Company has achieved its principal risk management objectives, and assets are now flat to slightly growing.

     The Corporate Banking segment's net interest income was $89 million in the third quarter of 2004, compared with $87 million in the second quarter of 2004 and $95 million in the third quarter of 2003. The sequential quarter increase reflects the collection of past due interest on nonperforming loans and slightly higher loan volumes. The decline from the third quarter of 2003 reflects continued reduction in lending to corporate borrowers as well as a decline in deposits. Average assets for the quarter were $17.5 billion compared with $17.3 billion in the second quarter of 2004 and $19.4 billion in the third quarter of last year. Average deposits in the Corporate Banking segment were $6.4 billion versus $6.3 billion in the second quarter of 2004 and $6.7 billion in third quarter of 2003. On a year-to-date basis, net interest income for 2004 was $265 million compared with $282 million in 2003. For the nine months ended September 30, 2004, average assets were $17.4 billion compared to $19.9 billion for the first nine months of 2003. For the first nine months of 2004 and 2003, average deposits were $6.5 billion and $6.8 billion.

     The third quarter of 2004 provision for credit losses was $15 million compared with $15 million in the second quarter of 2004 and $27 million in the third quarter of last year. On a year-to-date basis, the provision for credit losses was $50 million for 2004 and $87 million for 2003. The decline in the provision from the third quarter and year-to-date 2003 reflects reduced credit exposures and an improvement in overall asset quality. Net charge-offs in the Corporate Banking segment were $3 million in the third quarter of 2004, $9 million in the second quarter of 2004, and $41 million in the third quarter of 2003. Net charge-offs for the first nine months of 2004 were $24 million compared with $118 million in 2003. The charge-offs for the first nine months of 2004 primarily relate to loans to media and foreign borrowers. Nonperforming assets were $269 million at September 30, 2004, down from $293 million at June 30, 2004 and $368 million at September 30, 2003. The decrease in nonperforming assets from the third quarter of 2003 primarily reflects paydowns and charge-offs of foreign loans.

     Noninterest income was $81 million in the current quarter, compared with $84 million in the second quarter of 2004 and $71 million in the third quarter of 2003. On a sequential quarter basis, the decrease reflects lower credit derivatives and foreign exchange revenues partially offset by higher advisory fees. The increase year-over-year reflects increased advisory fees and higher income from the Company's investment in Wing Hang Bank. On a year-to-date basis, noninterest income was $245 million, up $21 million from $224 million in 2003, reflecting increased advisory fees and foreign exchange revenues as well as higher income from the Company's investment in Wing Hang Bank.

     Noninterest expense in the third quarter was $53 million, compared with $54 million in the second quarter of 2004 and $53 million in the third quarter of 2003. On a year-to-date basis, noninterest expense was $160 million, compared with $152 million in 2003, reflecting higher stock option expense and performance related incentives.

Retail Banking
--------------

                                     3rd      2nd      3rd
                                   Quarter  Quarter  Quarter    Year-to-date
                                   -------  -------  -------  ----------------
(Dollars in millions)               2004      2004     2003    2004      2003
                                   -------  -------  -------  ----------------
Net Interest Income                $   128  $   126  $   120  $   377  $   354
Provision for Credit Losses              6        5        5       16       14
Noninterest Income                      28       28       30       85       92
Noninterest Expense                     97       95       90      285      268
Income Before Taxes                     53       54       55      161      164

Average Assets                     $ 5,639  $ 5,317  $ 5,023  $ 5,445  $ 5,246
Average Noninterest
  Bearing Deposits                   5,398    5,209    4,738    5,212    4,711
Average Deposits                    15,312   15,162   14,585   15,094   14,321
Nonperforming Assets                    15       15        4       15        4
Net Charge-offs                          6        5        6       17       16

Number of Branches                     341      341      341      341      341
Total Deposit Accounts
  (In Thousands)                     1,124    1,129    1,170    1,124    1,170
Number of ATMs                         379      379      377      379      377

     The Retail Banking segment continues to demonstrate stable results in spite of increased competition in the New York metropolitan area. In the third quarter of 2004, pre-tax income was $53 million, compared with $54 million in the second quarter of 2004 and $55 million a year ago. On a year-to-date basis, pre-tax income was $161 million, compared with $164 million in 2003. The Company has been able to steadily grow its deposit balances, with average deposits reaching $15.3 billion during the quarter.

     Net interest income in the third quarter of 2004 was $128 million, compared with $126 million in the second quarter of 2004 and $120 million in the third quarter of 2003. Net interest income on a year-to-date basis for 2004 and 2003 was $377 million and $354 million. Net interest income has increased as rates have risen and as the segment has been able to increase its deposit base. The rise in deposits reflects the segment's focus on small business owners and professionals such as lawyers, doctors and certified public accountants. In addition, product offerings such as BNY Online and the debit card along with promotional campaigns have helped build deposit volumes.

     Noninterest income was $28 million for the quarter compared with $28 million in the second quarter and $30 million in the third quarter of last year. Noninterest income for the first nine months of 2004 was $85 million compared with $92 million in the first nine months of 2003. The decreases in noninterest income compared to 2003 reflect lower monthly service fees and lower debit card fees. Monthly service charges are down as a result of promotional offerings made in response to the competitive environment. Other deposit service fees increased over 2003.

     Noninterest expense in the third quarter of 2004 was $97 million, compared with $95 million in the second quarter of 2004 and $90 million last year. The increase from the third quarter of 2003 reflects higher compensation and marketing costs. Noninterest expense for the first nine months of 2004 was $285 million compared with $268 million in the first nine months of 2003. The year-over-year change reflects same factors influencing the quarterly increase.

     Net charge-offs were $6 million in the third quarter of 2004, compared with $5 million in the second quarter of 2004 and $6 million in the third quarter of 2003. For the first nine months of 2004, net charge-offs were $17 million compared with $16 million for the first nine months of 2003. Nonperforming assets were $15 million at September 30, 2004, compared with $15 million at June 30, 2004, and $4 million at September 30, 2003.

     Average deposits generated by the Retail Banking segment were $15.3 billion in the third quarter of 2004, compared with $15.2 billion in the second quarter of 2004 and $14.6 billion in the third quarter of 2003. For the first nine months of 2004, average deposits were $15.1 billion compared to $14.3 billion in the first nine months of 2003. Average noninterest bearing deposits for the first nine months of 2004 were $5.2 billion compared with $4.7 billion in the first nine months of 2003. Average assets in the Retail Banking sector were $5.6 billion, compared with $5.3 billion in the second quarter of 2004 and $5.0 billion in the third quarter of 2003. On a year-to-date basis, average assets were $5.4 billion for 2004 and $5.2 billion in 2003.

Financial Markets
-----------------

                                     3rd      2nd      3rd
                                   Quarter  Quarter  Quarter    Year-to-date
                                   -------  -------  -------  ----------------
(Dollars in millions)               2004      2004     2003    2004      2003
                                   -------  -------  -------  -------  -------
Net Interest Income                $    86  $    83  $    80  $   249  $   237
Provision for Credit Losses              5        5        5       15       16
Noninterest Income                      36       43       53      129      136
Noninterest Expense                     29       28       25       84       74
Income Before Taxes                     88       93      103      279      283

Average Assets                     $49,148  $50,728  $47,920  $49,973  $46,252
Average Deposits                     5,316    5,460    4,356    4,882    4,473
Average Investment
  Securities                        22,473   22,982   20,604   22,816   19,110
Net Charge-offs                          -       10        -       14        -

     In the third quarter of 2004, pre-tax income was $88 million, compared with $93 million in the second quarter of 2004 and $103 million a year ago. The sequential quarter decline is due to a drop in trading revenue. On a year-to-date basis, pre-tax income was $279 million, down 1% from $283 million in 2003. The decreases over the third quarter and year-to-date 2003 periods are primarily due to a decline in trading income and increased compensation expense.

     Net interest income for the third quarter was $86 million compared with $83 million for the second quarter and $80 million a year ago. The increase from the second quarter of 2004 reflects the benefit associated with having positioned for a rising rate environment, as well as an additional day in the quarter. The increase from the third quarter of 2003 reflects higher average balances of investment securities as well as the benefit from the rising rate environment. Net interest income was $249 million in the first nine months of 2004 compared to $237 million in the first nine months of 2003. Average third quarter 2004 assets in the Financial Markets segment composed primarily of short-term liquid assets and investment securities were $49.1 billion, down from $50.7 billion on a sequential quarter basis and up compared with $47.9 billion in the third quarter last year. Average assets for the first nine months of 2004 were $50.0 billion compared to $46.3 billion for the first nine months of 2003. The increase in assets from 2003 reflects the Company's continuing strategy to reduce investment in higher risk corporate loans and increase holdings of highly rated, more liquid investment securities. The Company continues to invest in adjustable or short life classes of structured mortgage-backed securities, both of which have short durations.

     Noninterest income was $36 million in the third quarter of 2004, compared with $43 million in the second quarter of 2004 and $53 million in the third quarter of 2003. On a year-to-date basis, noninterest income was $129 million in 2004 and $136 million in 2003. The negative variance versus the second quarter of 2004 reflects weaker trading results, as there was an earlier than expected flattening of the yield curve which hurt interest rate derivative results, and demand for hedging products decreased given lower bond issuance and a fall-off in mortgage prepayments.

     Net charge-offs were zero in the third quarter of 2004, compared with $10 million in the second quarter of 2004 and zero a year ago. Net charge-offs for the first nine months of 2004 and 2003 were $14 million and zero, respectively. Charge-offs in 2004 are primarily related to the Company's airline leasing exposure. Noninterest expense was $29 million in the third quarter of 2004, compared with $28 million in the second quarter of 2004 and $25 million in last year's third quarter. The increase from last year's third quarter is attributable to higher employee incentive and other compensation. Noninterest expense for the nine months ended September 30, 2004 was $84 million, compared with $74 million for the first nine months ended September 30, 2003.

     The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.

(Dollars in millions)        Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
September 30, 2004           Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      144  $      89  $     128  $      86  $       (19) $        428
Provision for Credit Losses           1         15          6          5          (27)            -
Noninterest Income                  953         81         28         36           12         1,110
Noninterest Expense                 749         53         97         29           71           999
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      347  $     102  $      53  $      88  $       (51) $        539
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              59%        17%         9%        15%
Average Assets               $   20,937  $  17,485  $   5,639  $  49,148  $     4,146  $     97,355

                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
June 30, 2004                Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      144  $      87  $     126  $      83  $       (19) $        421
Provision for Credit Losses           1         15          5          5          (16)           10
Noninterest Income                  994         84         28         43           17         1,166
Noninterest Expense                 764         54         95         28           71         1,012
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      373  $     102  $      54  $      93  $       (57) $        565
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        16%         9%        15%
Average Assets               $   22,891  $  17,308  $   5,317  $  50,728  $     4,129  $    100,373

                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
September 30, 2003           Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      132  $      95  $     120  $      80  $       (20) $        407
Provision for Credit Losses           -         27          5          5            3            40
Noninterest Income                  905         71         30         53            4         1,063
Noninterest Expense                 707         53         90         25          164         1,039
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      330  $      86  $      55  $     103  $      (183) $        391
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              57%        15%        10%        18%
Average Assets               $   20,902  $  19,378  $   5,023  $  47,920  $     3,930  $     97,153

(Dollars in millions)
                             Servicing
                                and
For the Nine Months Ended    Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
September 30, 2004           Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      428  $     265  $     377  $     249  $      (201) $      1,118
Provision for Credit Losses           2         50         16         15          (61)           22
Noninterest Income                2,937        245         85        129          109         3,505
Noninterest Expense               2,270        160        285         84          226         3,025
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $    1,093  $     300  $     161  $     279  $      (257) $      1,576
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        16%         9%        15%
Average Assets               $   22,195  $  17,384  $   5,445  $  49,973  $     4,132  $     99,129


                             Servicing
                                and
For the Nine Months Ended    Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
September 30, 2003           Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      357  $     282  $     354  $     237  $       (40) $      1,190
Provision for Credit Losses           -         87         14         16            3           120
Noninterest Income                2,439        224         92        136           13         2,904
Noninterest Expense               1,883        152        268         74          304         2,681
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      913  $     267  $     164  $     283  $      (334) $      1,293
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              56%        17%        10%        17%
Average Assets               $   14,799  $  19,916  $   5,246  $  46,252  $     3,366  $     89,579

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

     In the first nine months of 2004, the following adjustments were included in reconciling items:(i) SFAS 13 cumulative adjustment to the leasing portfolio, which impacted net interest income by $145 million, (ii) four large securities gains and the gain on sale of Wing Hang Bank, which impacted noninterest income by $67 million, and (iii) severance and lease termination expense, which impacted noninterest expense by $19 million. In the third quarter of 2003, merger and integration costs associated with Pershing and the GMAC settlement are also reconciling items.

     The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The reconciling items for average assets consist of goodwill and other intangible assets.

                                 3rd       2nd       3rd
                               Quarter   Quarter   Quarter     Year-to-date
                              --------- --------- --------- ------------------
(Dollars in millions)            2004      2004      2003     2004      2003
                              --------- --------- --------- --------  --------
Segments' revenue             $   1,545 $   1,589 $   1,486 $  4,715  $  4,121

Adjustments:
   Earnings associated with
     assignment of capital          (21)      (23)      (33)     (73)      (81)
   Securities gains                   -         -         -       19         -
   SFAS 13 cumulative
          lease adjustment            -         -         -     (145)        -
   Taxable equivalent basis and
     other tax-related items          4         3        13       17        41
   Other                             10        18         4       90        13
                              --------- --------- --------- --------  --------
Subtotal-revenue adjustments         (7)       (2)      (16)     (92)      (27)
                              --------- --------- --------- --------  --------
Consolidated revenue          $   1,538 $   1,587 $   1,470 $  4,623  $  4,094
                              ========= ========= ========= ========  ========

Segments' income before tax   $     590 $     623 $     574 $  1,833  $  1,627
Adjustments:
   Revenue adjustments (above)       (7)       (2)      (16)     (92)      (27)
   Provision for credit losses
     different than GAAP             27        15        (3)      61        (3)
   Severance                          -         -        (2)     (11)       (8)
   Goodwill and
     intangible amortization         (9)       (8)       (8)     (26)      (18)
   Pershing-related
     integration expenses             -         -       (23)       -       (48)
   GMAC settlement                    -         -       (78)       -       (78)
   Lease termination                  -         -         -       (8)        -
   Corporate overhead               (62)      (63)      (53)    (181)     (152)
                              --------- --------- --------- --------  --------
Consolidated income
     before tax               $     539 $     565 $     391 $  1,576  $  1,293
                              ========= ========= ========= ========  ========
Segments' total
     average assets           $  93,209 $  96,244 $  93,223 $ 94,997  $ 86,213
Adjustments:
   Goodwill and intangibles       4,146     4,129     3,930    4,132     3,366
                              --------- --------- --------- --------  --------
Consolidated average assets   $  97,355 $ 100,373 $  97,153 $ 99,129  $ 89,579
                              ========= ========= ========= ========  ========

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

     The reconciling item for the provision for loan losses primarily relates to Corporate Banking. Goodwill and intangible amortization primarily relates to the Securities Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures. In the first quarter of 2004, the $18 million of severance and lease termination would be allocated primarily to the Servicing and Fiduciary Businesses segment. Merger and integration charges associated with Pershing would be allocated to the Securities and Fiduciary Businesses segment. The GMAC settlement would be allocated to Corporate Banking.

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $93.2 billion at September 30, 2004, compared with $97.5 billion at June 30, 2004, and $95.2 billion at September 30, 2003. The decrease in assets reflects lower market activity levels throughout the quarter, which resulted in a lower level of customer deposits at quarter end. Total assets at the end of the second quarter was unusually high as clients left funds on deposit rather than invested in the equity and fixed income markets. Total shareholders' equity increased to $9.1 billion at September 30, 2004, compared with $8.8 billion at June 30, 2004, and $8.2 billion at September 30, 2003. The increase in shareholders' equity from the prior quarter reflects retention of earnings and an increase in the securities valuation allowance. The major reason for the increase in shareholders' equity from a year ago is the retention of earnings.

     Return on average common equity for the third quarter of 2004 was 15.90%, compared with 17.14% in the second quarter of 2004, and 12.82% in the third quarter of 2003. Return on average assets for the third quarter of 2004 was 1.45%, compared with 1.49% in the second quarter of 2004, and 1.06% in the third quarter of 2003. For the nine months of 2004, return on average common equity was 16.73% compared with 15.23% in 2003, while return on average assets was 1.47% compared with 1.27% in 2003. The 2003 ratios were impacted by the Pershing merger and integration costs and the GMAC settlement.

Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

(Dollars in millions)                                   09/30/04     12/31/03
                                                       ----------   ----------
  Fixed Income:
   Mortgage-Backed Securities                          $   18,991   $   18,703
   Asset-Backed Securities                                      -           20
   Corporate Debt                                           1,264        1,326
   Short-Term Money Market Instruments                        926          917
   U.S. Treasury Securities                                   370          505
   U.S. Government Agencies                                   393          241
   State and Political Subdivisions                           215          251
   Emerging Market Debt                                       116          109
   Other Foreign Debt                                         505          518
                                                       ----------   ----------
   Subtotal Fixed Income                                   22,780       22,590

  Equity Securities:
   Money Market Funds                                         343          200
   Federal Reserve Bank Stock                                  99           96
   Other                                                       19           12
                                                       ----------   ----------
   Subtotal Equity Securities                                 461          308
                                                       ----------   ----------
  Total Securities                                     $   23,241   $   22,898
                                                       ==========   ==========

     Total investment securities were $23.2 billion at September 30, 2004, compared with $23.0 billion at June 30, 2004, and $22.9 billion at December 31, 2003. Average investment securities were $22.5 billion in the third quarter of 2004, compared with $23.0 billion in the second quarter of 2004 and $20.6 billion in the third quarter of last year. Average investment securities were $22.8 billion in the nine months ended September 30, 2004, compared with $19.1 billion in the nine months ended September 30, 2003. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities which are 89% rated AAA, 6% AA, and 5% A. Since December 31, 2002, the Company has added approximately $5.9 billion of mortgage-backed securities to its investment portfolio. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of the Company's mortgage portfolio at September 30, 2004 was approximately 1.9 years.

     Net unrealized gains for securities available-for-sale were $150 million at September 30, 2004, compared with $14 million at June 30, 2004 and $201 million at December 31, 2003. The increase in unrealized gains since June 30, 2004 reflects the decline in long-term interest rates in the third quarter. The decline in unrealized gains from the third quarter of 2003 reflects the increase in these rates since last year. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the fixed rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----

(Dollars in billions)                                 Quarterly                 Year-to-date
                          Period End                   Average                    Average
                   -------------------------  -------------------------  -------------------------
                   Total  Non-Margin  Margin  Total  Non-Margin  Margin  Total  Non-Margin  Margin
                   -----  ----------  ------  -----  ----------  ------  -----  ----------  ------
Sept. 30, 2004     $37.1   $   31.2   $  5.9  $37.6   $   31.3   $  6.3  $37.2   $   30.9   $  6.3
December 31, 2003   35.3       29.6      5.7   37.3       31.5      5.8   35.6       31.8      3.8
Sept. 30, 2003      37.5       32.0      5.5   37.4       32.0      5.4   35.0       31.9      3.1

     Total loans were $37.1 billion at September 30, 2004, compared with $38.2 billion at June 30, 2004 and $35.3 billion at December 31, 2003. The decline in total loans from June 30, 2004 primarily reflects a decrease in overdrafts, securities industry loans, and margin loans. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $37.6 billion in the third quarter of 2004, compared with $37.4 billion in the third quarter of 2003 while for the nine months ended September 30, 2004, average loans were $37.2 billion compared with $35.0 billion for 2003. The increase in average loans in both periods results from higher margin loans due to the Pershing acquisition.

     The following tables provide additional details on the Company's credit exposures and outstandings at September 30, 2004 in comparison to December 31, 2003.

Overall Loan Portfolio
----------------------

                                        Unfunded   Total              Unfunded   Total
(Dollars in billions)          Loans  Commitments Exposure   Loans  Commitments Exposure
                              ----------------------------  ----------------------------
                              09/30/04  09/30/04  09/30/04  12/31/03  12/31/03  12/31/03
                              --------  --------  --------  --------  --------  --------
Financial Institutions        $   10.8  $   22.0  $   32.8  $    9.2  $   21.8  $   31.0
Corporate                          3.7      19.6      23.3       4.0      20.5      24.5
                              --------  --------  --------  --------  --------  --------
                                  14.5      41.6      56.1      13.2      42.3      55.5
                              --------  --------  --------  --------  --------  --------
Consumer & Middle Market           8.8       4.3      13.1       8.2       4.1      12.3
Leasing Financings                 5.7       0.1       5.8       5.8         -       5.8
Commercial Real Estate             2.2       0.9       3.1       2.4       0.8       3.2
Margin loans                       5.9         -       5.9       5.7         -       5.7
                              --------  --------  --------  --------  --------  --------
Total                         $   37.1  $   46.9  $   84.0  $   35.3  $   47.2  $   82.5
                              ========  ========  ========  ========  ========  ========


Financial Institutions
----------------------

     The financial institutions portfolio exposure was $32.8 billion at September 30, 2004 compared to $31.0 billion at December 31, 2003. These exposures are of high quality, with 87% meeting the investment grade criteria of the Company's rating system. The exposures are generally short-term, with 78% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

(Dollars in billions)
                         September 30, 2004                       December 31, 2003
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Banks                $ 4.2  $     3.7   $   7.9     71%  88% $ 2.6  $     3.1   $   5.7
Securities Industry    2.4        3.3       5.7     89   96    1.9        3.5       5.4
Insurance              0.4        4.9       5.3     95   60    0.3        5.0       5.3
Government             0.1        5.1       5.2     99   64    0.2        5.6       5.8
Asset Managers         3.3        3.6       6.9     86   79    3.6        3.5       7.1
Mortgage Banks         0.3        0.6       0.9     84   72    0.4        0.5       0.9
Endowments             0.1        0.8       0.9     98   62    0.2        0.6       0.8
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $10.8  $    22.0   $  32.8     87%  78% $ 9.2  $    21.8   $  31.0
                     ===== =========== ========= ===== ===== ===== =========== =========

Corporate
---------

     The corporate portfolio exposure declined to $23.3 billion at September 30, 2004 from $24.5 billion at year-end 2003. Approximately 76% of the portfolio is investment grade while 27% of the portfolio matures within one year.

(Dollars in billions)
                          September 30, 2004                      December 31, 2003
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Media                $ 1.0  $     2.0   $   3.0   62%   15%  $ 0.9  $     2.3   $   3.2
Cable                  0.6        0.5       1.1   30     1     0.7        0.7       1.4
Telecom                0.1        0.5       0.6   78    14     0.3        0.6       0.9
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Subtotal            1.7        3.0       4.7   57%   12%    1.9        3.6       5.5

Energy                 0.4        4.4       4.8   84    31     0.4        4.2       4.6
Retailing              0.2        2.2       2.4   80    43     0.1        2.3       2.4
Automotive             0.1        1.9       2.0   72    52     0.1        2.1       2.2
Healthcare             0.2        1.4       1.6   90    15     0.2        1.3       1.5
Other*                 1.1        6.7       7.8   80    25     1.3        7.0       8.3
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $ 3.7  $    19.6   $  23.3   76%   27%  $ 4.0  $    20.5   $  24.5
                     ===== =========== ========= ===== ===== ===== =========== =========

* Diversified portfolio of industries and geographies

     The Company had previously targeted the telecom exposure for reduction to a total of $750 million by December 31, 2004. This goal was accomplished in the first quarter of 2004 and exposures have since declined to $551 million. The percentage of investment grade borrowers in the telecom portfolio has increased to 78% from 52% at year-end 2003. The improved quality of the portfolio is largely due to reductions in lower rated credits.

     The Company's exposure to the airline industry consists of a $548 million leasing portfolio (including a $15 million real estate lease exposure) as well as $23 million of direct lending. The airline leasing portfolio consists of $254 million to major U.S. carriers, $205 million to foreign airlines and $89 million to U.S. regionals.

     During the third quarter of 2004, the industry continued to face the dilemma of an increasingly uncompetitive cost structure, weak demand, high energy costs, and strong competition from the regionals. The industry's stagnant demand and considerable excess capacity continues to negatively impact the valuations of the industry's aircraft in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Nonperforming Assets
--------------------

                                                    Change              Change
                                                9/30/04 vs.         9/30/04 vs.
(Dollars in millions)         09/30/04 06/30/04   06/30/04 12/31/03   12/31/03
                              -------- -------- ---------- -------- ----------
Category of Loans:
   Commercial                 $    209 $    208  $      1  $    219  $    (10)
   Foreign                          27       53       (26)       79       (52)
   Other                            50       50         -        51        (1)
                              -------- -------- ---------- -------- ----------
  Total Nonperforming Loans        286      311       (25)      349       (63)
Other Real Estate                    1        -         1         -         1
                              -------- -------- ---------- -------- ----------
  Total Nonperforming Assets  $    287 $    311  $    (24) $    349  $    (62)
                              ======== ======== ========== ======== ==========

Nonperforming Assets Ratio         0.9%     1.0%                1.2%
Allowance for Loan
   Losses/Nonperforming Loans    209.0    192.2               191.2
Allowance for Loan
   Losses/Nonperforming Assets   208.1    192.2               191.2
Allowance for Credit
   Losses/Nonperforming Loans    264.4    249.1               230.2
Allowance for Credit
   Losses/Nonperforming Assets   263.3    249.1               230.2

     Nonperforming assets declined by $24 million, or 8% during the third quarter of 2004 to $287 million and are down 26% from a year ago. The sequential quarter decrease primarily reflects paydowns and charge-offs of foreign loans. The ratio of the allowance for credit losses to nonperforming assets increased to 263.3% at September 30, 2004, compared with 249.1% at June 30, 2004, and 210.5% at September 30, 2003.

Activity in Nonperforming Assets

(Dollars in millions)                         Quarter End         Year-to-date
                                       September 30, 2004   September 30, 2004
                                       ------------------   ------------------
Balance at Beginning of Period           $          311       $          349
   Additions                                         27                  106
   Charge-offs                                       (7)                 (47)
   Paydowns/Sales                                   (44)                (121)
                                       ------------------   ------------------
Balance at End of Period                 $          287       $          287
                                       ==================   ==================

     Interest income would have been increased by $1 million and $4 million for the third quarters of 2004 and 2003 if loans on nonaccrual status at September 30, 2004 and 2003 had been performing for the entire period. Interest income would have been increased by $8 million and $12 million for the nine months ended September 30, 2004 and 2003 if loans on nonaccrual status at September 30, 2004 and 2003 had been performing for the entire period.

Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                         September 30,  June 30, September 30,
(Dollars in millions)                            2004      2004          2003
                                         ------------  --------  ------------
Impaired Loans with an Allowance         $        160  $    168  $        352
Impaired Loans without an Allowance(1)            108       121             -
                                         ------------  --------  ------------
Total Impaired Loans                     $        268  $    289  $        352
                                         ============  ========  ============
Allowance for Impaired Loans(2)          $         57  $     69  $        150
Average Balance of Impaired Loans
 during the Quarter                      $        293  $    305  $        387
Interest Income Recognized on
 Impaired Loans during the Quarter       $        2.4  $    0.6  $          -

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                         September 30,  June 30, September 30,
(Dollars in millions)                            2004      2004          2003
                                         ------------  --------  ------------
Margin Loans                             $      5,911  $  6,114  $      5,472
Non-Margin Loans                               31,208    32,091        32,068
Total Loans                                    37,119    38,205        37,540
Allowance for Loan Losses                         598       598           665
Allowance for Lending-Related
  Commitments                                     158       177           152
Total Allowance for Credit Losses                 756       775           817
Allowance for Loan Losses As a
  Percent of Total Loans                         1.61%     1.57%         1.77%
Allowance for Loan Losses As a
  Percent of Non-Margin Loans                    1.92      1.86          2.07
Allowance for Credit Losses
  As a Percent of Total Loans                    2.04      2.03          2.18
Allowance for Credit Losses As a
  Percent of Non-Margin Loans                    2.42      2.42          2.55

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

     The allowance for credit losses to total loans was $756 million, or 2.04% of loans at September 30, 2004, compared with $775 million, or 2.03% of loans at June 30, 2004, and $817 million, or 2.18% of loans at September 30, 2003.

     The Company has $5.9 billion of secured margin loans on its balance sheet at September 30, 2004. The Company has rarely suffered a loss on these types of loans and doesn't allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     The ratio of the allowance for credit losses to non-margin loans remained at 2.42% at September 30, 2004, compared with 2.42% at June 30, 2004 and 2.55% at September 30, 2003, reflecting continued improvement in the credit quality in the third quarter of 2004. The Company expects credit costs to remain at lower levels through the remainder of the year as both external and internal credit metrics have continued to improve.

     Nonperforming assets declined another 8% this quarter, and have declined by 26% from a year ago. The Company's criticized and classified loans experienced a mid-teens decline from the second quarter of 2004 and are down by approximately half from a year ago.

     The ratio of the allowance for loan losses to nonperforming assets was 208.1% at September 30, 2004, up from 192.2% at June 30, 2004, and 191.2% at
December 31, 2003. Included in the Company's allowance for credit losses at September 30, 2004 is an allocated transfer risk reserve related to Argentina of $7 million.

     The allowance for loan losses and the allowance for lending related commitments consists of four elements: (1) an allowance for impaired credits (nonaccrual commercial credits over $1 million), (2) an allowance for higher risk rated credits, (3) an allowance for pass rated credits, and (4) an unallocated allowance based on general economic conditions and risk factors in the Company's individual markets.

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

     The fourth element (the unallocated allowance) is based on management's judgment regarding the following factors:

*	Economic conditions including duration of the current cycle

*	Past experience including recent loss experience

*	Credit quality trends

*	Collateral values

*	Volume, composition, and growth of the loan portfolio

*	Specific credits and industry conditions

*	Results of bank regulatory and internal credit exams

*	Actions by the Federal Reserve Board

*	Delay in receipt of information to evaluate loans or confirm existing credit deterioration

*	Geopolitical issues and their impact on the economy

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                            September 30,    December 31,
                                                    2004            2003
                                            ------------     -----------
Domestic
   Real Estate                                       2%               2%
   Commercial                                       77               74
   Consumer                                          1                1
Foreign                                              4                9
Unallocated                                         16               14
                                            ------------     -----------
                                                   100%             100%
                                            ============     ===========

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

Deposits
--------

     Total deposits were $58.4 billion at September 30, 2004, compared with $61.1 billion at June 30, 2004 and $58.9 billion at September 30, 2003. The decrease on a sequential quarter basis was primarily due to lower market activity levels, which resulted in a lower level of customer deposits at quarter end. Noninterest-bearing deposits were $15.5 billion at September 30, 2004, compared with $14.8 billion at December 31, 2003. Interest-bearing deposits were $42.9 billion at September 30, 2004, compared with $41.6 billion at December 31, 2003.

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

     The Company's unallocated allowance is established via a process that begins with estimates of probable loss inherent in the portfolio, based upon the following factors:

   -  Economic conditions, including duration of the current cycle;
   -  Past experience, including recent loss experience;
   -  Credit quality trends;
   -  Collateral values;
   -  Volume, composition, and growth of the loan portfolio;
   -  Specific credits and industry conditions;
   -  Results of bank regulatory and internal credit exams;
   -  Actions by the Federal Reserve Board;
   - Delay in receipt of information to evaluate loans or confirm existing credit deterioration; and
   -  Geopolitical issues and their impact on the economy.

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

     One key variable in determining the allowance is management's judgment around the size of the unallocated portion of the allowance. At September 30, 2004, the unallocated allowance was 16% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $38 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $64 million, while if each pass credit were rated one grade worse, the allowance would have increased by $157 million.

     For higher risk rated credits, if the loss given default were 10% worse, the allowance would have increased by $19 million, while if the loss given default were 10% better, the allowance would have decreased by $25 million.

     For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $21 million, respectively.

Valuation of Derivatives and Securities Where Quoted Market Prices Are Not
--------------------------------------------------------------------------
 Available
 ---------

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

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in footnote 1 "Summary of Significant Accounting and Reporting Policies" in the Company's 2003 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at September 30, 2004, approximately $2.8 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $69 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,386 million at September 30, 2004) and indefinite-lived intangible assets ($370 million at September 30, 2004) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the acquired assets' fair value. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing its fair value to its carrying value.

     Other identifiable intangible assets, $414 million at September 30, 2004, are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison made with similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite lived intangibles or other intangibles which require amortization. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.2 billion of goodwill and intangible assets at September 30, 2004. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $209 million.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $14.5 billion and $14.9 billion on an average basis for the first nine months of 2004 and 2003. Stable foreign deposits, primarily from the Company's European based securities servicing business, were $25.9 billion and $24.1 billion at September 30, 2004 and 2003. Savings and other time deposits were $10.2 billion on a year-to-date average basis at September 30, 2004 compared to $10.2 billion at September 30, 2003. Payables to customers and broker-dealers increased to $6.5 billion from $3.2 billion reflecting the Pershing acquisition. A significant reduction in the Company's securities businesses would reduce its access to foreign deposits.

     The Parent has five major sources of liquidity: dividends from its subsidiaries, a collateralized line of credit with the Bank, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At September 30, 2004 the Bank could pay dividends of approximately $961 million to the Parent without the need for regulatory wavier. This dividend capacity would increase in the remainder of 2004 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $263 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     The Parent has a $300 million line of credit with the Bank, which is subject to limits imposed by federal banking law. The Parent had no borrowings from the Bank at September 30, 2004.

     For the quarter ended September 30, 2004, the Parent's quarterly average commercial paper borrowings were $67 million compared with $74 million in 2003. At September 30, 2004, the Parent had cash of $777 million compared with cash of $631 million at June 30, 2004 and $479 million at September 30, 2003. Net of commercial paper outstanding, the Parent's cash position at September 30, 2004 was up $265 million compared with September 30, 2003.

     The Parent has a back-up line of credit of $275 million with 15 financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at September 30, 2004 and September 30, 2003.

     The Parent also has the ability to access the capital markets. At September 30, 2004, the Parent had a shelf registration statement with a capacity of $2.5 billion of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of September 30, 2004 were as follows:

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

     The Parent has $300 million of long-term debt that becomes due in 2004 subsequent to September 30, 2004 and $100 million of long-term debt that is due in 2005. In addition, at September 30, 2004, the Parent has the option to call $50 million of subordinated debt in 2004 and $94 million in 2005, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at September 30, 2004 and 2003 was 98.44% and 101.96%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Earnings and other operating activities provided $3.4 billion in cash flows through September 30, 2004, compared with $1.0 billion provided by operating activities through September 30, 2003. The sources of cash flows from operations in 2004 and 2003 were principally the result of changes in trading activities and net income.

     In the first nine months of 2004, cash used for investing activities was $3.5 billion as compared to cash used for investing activities in the first nine months of 2003 of $7.4 billion. In the first nine months of 2004 and 2003, purchases of securities available-for-sale were a significant use of funds.

     In the first nine months of 2004, cash used for financing activities was $0.5 billion as compared to cash provided by financing activities in the first nine months of 2003 of $5.4 billion. Sources of funds in 2004 include deposits, other borrowed funds, and the issuance of long-term debt and common stock. Deposits, payables to customers and broker-dealers, and the issuance of long-term debt and common stock to acquire Pershing were the primary source of funds in 2003.

CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Company to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Company are expected by the regulators to be well capitalized. As of September 30, 2004 and 2003, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                        September 30, 2004  September 30, 2003                    Well  Adequately
                        ------------------  ------------------     Company Capitalized Capitalized
                         Company     Bank    Company     Bank      Targets  Guidelines  Guidelines
                        ---------  -------  ---------  -------  ---------- ----------- -----------
Tier 1*                     8.09%    7.59%      7.08%    7.19%       7.75%          6%          4%
Total Capital**            12.09    11.69      11.18    11.45       11.75          10           8
Leverage                    6.38     5.98       5.64     5.71                       5         3-5
Tangible Common
  Equity ("TCE")            5.49     5.79       4.65     5.43   5.25-6.00         N.A.        N.A.

* Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     The Company's regulatory Tier 1 capital and Total capital ratios were 8.09% and 12.09% at September 30, 2004, compared with 7.70% and 11.63% at June 30, 2004, and 7.08% and 11.18% at September 30, 2003. The
regulatory leverage ratio was 6.38% at September 30, 2004, compared with 6.00% at June 30, 2004, and 5.64% at September 30, 2003. The Company's tangible common equity as a percentage of total assets was 5.49% at September 30, 2004, compared with 4.95% at June 30, 2004, and 4.65% at September 30, 2003. This ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. The balance sheet size fluctuates from quarter to quarter based on levels of market activity. In general, when servicing clients are more actively trading securities, deposit balances are higher to finance these activities. Since market activity was weak through September the balance sheet contracted.

     At September 30, 2004, the Company benefited from a smaller balance sheet versus normal by approximately 15 basis points, while the remaining improvement reflects earnings retention and a favorable mark on the available-for-sale portfolio, given the flattening yield curve. The mark on the available-for-sale portfolio on a pre-tax basis was a positive $150 million at September 30 versus a positive $14 million at June 30 and a positive $201 million at the beginning of the year. A billion dollar change in assets changes the TCE ratio 6 basis points while a $100 million change in common equity changes the TCE ratio 11 basis points. In the third quarter of 2004, the Company restored all of its capital ratios to targeted levels and repurchased 2.4 million shares during the quarter bringing the year-to-date total to 4.0 million shares. The Company did not complete any material acquisitions in the third quarter and may buy back additional shares in the fourth quarter depending on the level of acquisition activity and balance sheet demands.

     The Federal Reserve is reviewing the treatment of preferred trust securities as Tier 1 Capital. See "Accounting Changes and New Accounting Pronouncements" in the Footnotes to the Consolidated Financial Statements.

     The following table presents the components of the Company's risk-based capital at September 30, 2004 and 2003:

(Dollars in millions)                                          2004      2003
                                                             -------   -------
Common Stock                                                  $9,054   $ 8,223
Preferred Stock                                                    -         -
Preferred Trust Securities                                     1,150     1,150
Adjustments: Intangibles                                      (4,165)   (3,967)
             Securities Valuation Allowance                      (93)     (161)
             Merchant Banking Investments                         (6)       (5)
                                                             -------   -------
Tier 1 Capital                                                 5,940     5,240
                                                             -------   -------
Qualifying Unrealized Equity Security Gains                        -         -
Qualifying Subordinated Debt                                   2,193     2,239
Qualifying Allowance for Loan Losses                             749       797
                                                             -------   -------
Tier 2 Capital                                                 2,942     3,036
                                                             -------   -------
Total Risk-based Capital                                     $ 8,882   $ 8,276
                                                             =======   =======

Risk-Adjusted Assets                                         $73,447   $74,013
                                                             =======   =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 2004 and September 30, 2003 are as follows:

                                    September 30, 2004         2004 Average
                                --------------------------- ------------------
(Dollars in millions)           Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                     $ 38,572 $   26  $       -  $   35  $       -
  Swaps                          222,255  1,717        725   1,655        744
  Written Options                160,255      -      1,324       -      1,244
  Purchased Options              112,129    186          -     210          -
Foreign Exchange Contracts:
  Swaps                            2,937      -          -       -          -
  Written Options                  6,333      -          -       -          9
  Purchased Options                9,356     39          -      50          -
  Commitments to Purchase
   and Sell Foreign Exchange      69,985    502        503     374        396
Debt Securities                        -  1,332        102   1,581        106
Credit Derivatives                 1,497      2          5       2          7
Equity Derivatives                 1,958    217        196     119         83
                                         ------ ---------- ------- -----------
Total Trading Account                    $4,021  $   2,855 $ 4,026  $   2,589
                                         ====== ========== ======= ===========

                                    September 30, 2003         2003 Average
                                --------------------------- ------------------
                                Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
  Contracts                     $ 74,988 $  122  $       -  $    -  $      41
  Swaps                          174,255  1,737        421   1,668        341
  Written Options                136,286      -      1,465       -      1,314
  Purchased Options               61,330    228          -     205          -
Foreign Exchange Contracts:
  Swaps                            2,973      -          -       -          -
  Written Options                 11,939      -         73       -         71
  Purchased Options               15,173     57          -      44          -
  Commitments to Purchase
   and Sell Foreign Exchange      59,797    553        621     342        392
Debt Securities                        -  4,164        257   4,345        162
Credit Derivatives                 1,692      5          4       5          7
Equity Derivatives                   102     23          8       9          7
                                         ------ ----------- ------ -----------
Total Trading Account                    $6,889  $   2,849  $6,618  $   2,335
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

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(Dollars in millions)               3rd Quarter 2004            Year-to-date 2004
                                -----------------------  -------------------------------
                                Average Minimum Maximum  Average Minimum Maximum 9/30/04
                                ------- ------- -------  ------- ------- ------- -------
Interest rate                   $   2.8 $   2.1 $   4.2  $   4.1 $   2.1 $   7.8 $   2.9
Foreign Exchange                    0.9     0.5     1.6      1.0     0.4     3.1     1.4
Equity                              0.8     0.6     1.6      1.2     0.6     2.4     1.3
Credit Derivatives                  1.5     1.3     1.6      1.8     1.3     2.1     1.5
Diversification                    (1.4)     NM      NM     (1.4)     NM      NM    (2.2)
Overall Portfolio                   4.6     3.6     6.2      6.7     3.6    12.8     4.9

                                    3rd Quarter 2003            Year-to-date 2003
                                -----------------------  -------------------------------
                                Average Minimum Maximum  Average Minimum Maximum 9/30/03
                                ------- ------- -------  ------- ------- ------- -------
Interest rate                   $   7.2 $   1.9 $  13.8  $   6.1 $   1.9 $  13.8 $   1.9
Foreign Exchange                    0.9     0.6     1.4      0.8     0.5     1.9     1.0
Equity                              0.4     0.1     1.0      0.2       -     1.0     0.6
Credit Derivatives                  2.2     2.1     2.3      2.0     1.4     2.8     2.1
Diversification                    (1.8)     NM      NM     (1.6)     NM      NM    (0.5)
Overall Portfolio                   8.9     5.1    14.7      7.5     3.4    14.7     5.1

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

     During the first nine months of 2004, interest rate risk generated approximately 51% of average VAR, credit derivatives generated 22% of average VAR, foreign exchange accounted for 12% of average VAR, and equity generated 15% of average VAR. During the third quarter and first nine months of 2004, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days in which the Company's trading revenues fell within particular ranges during the past year.

Distribution of Revenues
------------------------
                                          For the Quarter Ended
                             --------------------------------------------------
Revenue Range                 9/30/04   6/30/04   3/31/04   12/31/03   9/30/03
                             --------------------------------------------------
(Dollars in millions)                     Number of Occurrences
----------------------       --------- --------- --------- ---------- ---------
Less than $(2.5)                  0         1         0          0         1
$(2.5)~ $ 0                      11        11         2          5        11
$ 0   ~ $ 2.5                    48        32        48         46        33
$ 2.5 ~ $ 5.0                     5        17        10         15        17
More than $5.0                    0         3         2          0         4

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.
                                          For the Quarter Ended
                             --------------------------------------------------
Rating(1)                      9/30/04   6/30/04   3/31/04   12/31/03   9/30/03
---------------------        --------------------------------------------------
AAA to AA-                      68%       70%       61%        59%        60%
A+ to A-                        21        16        24         25         23
BBB+ to BBB-                     8        11        12         12         13
Noninvestment Grade              3         3         3          4          4
                             -------- --------- ---------- --------- ----------
Total                          100%      100%      100%       100%       100%
                             ======== ========= ========== ========= ==========

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

(Dollars in millions)                                       September 30, 2004
                                                                $         %
                                                            --------- --------
     +200 bp Ramp vs. Stable Rate                           $      16    0.86%
     +100 bp Ramp vs. Stable Rate                                  14    0.75
      -50 bp Shock vs. Stable Rate                                (32)  (1.80)

     The 100+ basis point ramp scenario assumes short-term rates rise 25 basis points in each of the next four quarters, while the 200+ ramp scenario assumes a 50 basis point per quarter increase. The scenarios assume a flattening of the yield curve with 10 year rates rising only 70 basis points in the 100+ basis point scenario and 123 basis points in the 200+ basis point scenario. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

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

STATISTICAL INFORMATION

                                     THE BANK OF NEW YORK COMPANY, INC.
                        Average Balances and Rates on a Taxable Equivalent Basis
                                           (Dollars in millions)

                                           For the three months ended    For the three months ended
                                                   September 30, 2004            September 30, 2003
                                           --------------------------    --------------------------
                                           Average            Average    Average            Average
                                           Balance  Interest     Rate    Balance  Interest     Rate
                                           -------  --------  -------    -------  --------  -------
ASSETS
------
Interest-Bearing
  Deposits in Banks (primarily foreign)    $11,416  $     77     2.69%   $ 7,085  $     38     2.12%
Federal Funds Sold and Securities
  Purchased Under Resale Agreements          6,443        20     1.22      9,200        22     0.96
Margin Loans                                 6,315        40     2.50      5,419        31     2.25
Loans:
   Domestic Offices                         21,333       218     4.06     21,409       208     3.86
   Foreign Offices                           9,939        72     2.89     10,571        76     2.85
                                           -------  --------             -------  --------
   Non-Margin Loans                         31,272       290     3.69     31,980       284     3.52
                                           -------  --------             -------  --------
Securities
   U.S. Government Obligations                 450         3     2.64        313         2     3.00
   U.S. Government Agency Obligations        3,560        30     3.37      3,464        30     3.44
   Obligations of States and
    Political Subdivisions                     227         4     8.29        311         6     7.17
   Other Securities                         18,236       162     3.55     16,516       144     3.49
   Trading Securities                        1,587        11     2.81      4,357        27     2.47
                                           -------  --------             -------  --------
    Total Securities                        24,060       210     3.50     24,961       209     3.35
                                           -------  --------             -------  --------
Total Interest-Earning Assets               79,506       637     3.19%    78,645       584     2.94%
                                           -------  --------             -------  --------
Allowance for Credit Losses                   (592)                         (822)
Cash and Due from Banks                      3,027                         2,914
Other Assets                                15,414                        16,416
                                           -------                       -------
    TOTAL ASSETS                           $97,355                       $97,153
                                           =======                       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
   Money Market Rate Accounts              $ 6,474  $     13     0.83%   $ 7,657  $     13     0.67%
   Savings                                   9,296        16     0.70      9,281        17     0.72
   Certificates of Deposit
    $100,000 & Over                          3,640        14     1.56      3,840        14     1.47
   Other Time Deposits                         934         4     1.61      1,183         4     1.49
   Foreign Offices                          25,227        92     1.44     24,452        65     1.06
                                           -------  --------             -------  --------
   Total Interest-Bearing Deposits          45,571       139     1.22     46,413       113     0.97
Federal Funds Purchased and
  Securities Sold Under Repurchase
  Agreements                                 1,572         4     1.12      1,687         3     0.68
Other Borrowed Funds                         2,416         9     1.51      2,464         6     1.00
Payables to Customers and Broker-Dealers     5,785        14     0.95      5,407        10     0.72
Long-Term Debt                               6,083        35     2.26      6,310        36     2.27
                                           -------  --------             -------  --------
    Total Interest-Bearing Liabilities      61,427       201     1.31%    62,281       168     1.07%
                                           -------  --------             -------  --------
Noninterest-Bearing Deposits                14,576                        13,266
Other Liabilities                           12,489                        13,555
Common Shareholders' Equity                  8,863                         8,051
                                           -------                       -------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $97,355                       $97,153
                                           =======                       =======
Net Interest Earnings
  and Interest Rate Spread                           $   436     1.88%            $    416     1.87%
                                                     =======  =======             ========  =======
Net Yield on Interest-Earning Assets                             2.18%                         2.10%
                                                              =======                       =======

                                  THE BANK OF NEW YORK COMPANY, INC.
                        Average Balances and Rates on a Taxable Equivalent Basis
                                        (Dollars in millions)

                                            For the nine months ended     For the nine months ended
                                                   September 30, 2004            September 30, 2003
                                           --------------------------    --------------------------
                                           Average            Average    Average            Average
                                           Balance  Interest     Rate    Balance  Interest     Rate
                                           -------  --------  -------    -------  --------  -------

ASSETS
------
Interest-Bearing
  Deposits in Banks (primarily foreign)    $11,960  $    224     2.50%   $ 6,381  $    109     2.28%
Federal Funds Sold and Securities
  Purchased Under Resale Agreements          6,964        53     1.02      7,394        61     1.11
Margin Loans                                 6,330       108     2.29      3,133        54     2.33
Loans:
   Domestic Offices                         21,547       483     2.99     20,124       642     4.27
   Foreign Offices                           9,364       197     2.81     11,799       262     2.97
                                           -------  --------             -------  --------
    Non-Margin Loans                        30,911       680     2.94     31,923       904     3.79
                                           -------  --------             -------  --------
Securities:
   U.S. Government Obligations                 456         8     2.47        282         8     3.55
   U.S. Government Agency Obligations        3,955        98     3.29      3,246        93     3.82
   Obligations of States and
    Political Subdivisions                     236        13     7.23        348        19     7.10
   Other Securities                         18,169       474     3.48     15,234       421     3.69
   Trading Securities                        2,139        34     2.17      4,802       103     2.88
                                           -------  --------             -------  --------
    Total Securities                        24,955       627     3.35     23,912       644     3.59
                                           -------  --------             -------  --------
Total Interest-Earning Assets               81,120     1,692     2.79%    72,743     1,772     3.26
                                           -------  --------             -------  --------
Allowance for Credit Losses                   (633)                         (826)
Cash and Due from Banks                      2,947                         2,825
Other Assets                                15,695                        14,837
                                           -------                       -------
   TOTAL ASSETS                            $99,129                       $89,579
                                           =======                       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits:
   Money Market Rate Accounts              $ 6,648  $     36     0.73%   $ 7,493  $     48     0.86%
   Savings                                   9,267        47     0.68      8,971        54     0.81
   Certificates of Deposit
    $100,000 & Over                          3,847        39     1.33      4,402        54     1.62
   Other Time Deposits                         967        11     1.55      1,268        16     1.62
   Foreign Offices                          25,874       251     1.30     24,051       225     1.25
                                           -------  --------             -------  --------
    Total Interest-Bearing Deposits         46,603       384     1.10     46,185       397     1.15
Federal Funds Purchased and
  Securities Sold Under Repurchase
  Agreements                                 1,599        10     0.82      1,470        10     0.90
Other Borrowed Funds                         2,400        27     1.50      1,510        13     1.17
Payables to Customers and Broker-Dealers     6,521        38     0.78      3,160        19     0.79
Long-Term Debt                               6,143        95     2.04      6,077       116     2.54
                                           -------  --------             -------  --------
    Total Interest-Bearing Liabilities      63,266       554     1.17%    58,402       555     1.27%
                                           -------  --------             -------  --------
Noninterest-Bearing Deposits                14,465                        12,341
Other Liabilities                           12,701                        11,370
Common Shareholders' Equity                  8,697                         7,466
                                           -------                       -------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $99,129                       $89,579
                                           =======                       =======
Net Interest Earnings
  and Interest Rate Spread                          $  1,138     1.62%            $  1,217     1.99%
                                                    ========  =======             ========  =======
Net Yield on Interest-Earning Assets                             1.87%                         2.24%
                                                              =======                       =======

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

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words "estimate, " "forecast," "project," "anticipate," "target," "expect," "intend," "think," "continue," "seek," "believe," "plan," "goal," "could," "should," "may," "will," "strategy," and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

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

SUPPLEMENTAL INFORMATION

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

     The following is a reconciliation of 2003 reported net income to net income on an operating basis:

                                   For the quarter ended         Year-to-date
(Dollars in millions)                 September 30, 2003   September 30, 2003
-------------------------------    ---------------------   ------------------
Reported Net Income                          $      260           $      850
Pershing Merger and
   Integration Costs                                 23                   48
GMAC Settlement                                      78                   78
Tax Effect                                          (39)                 (48)
                                   ---------------------   ------------------
Operating Net Income                         $      322           $      928
                                   =====================   ==================

     The following is a reconciliation of 2003 reported earnings per share to earnings per share on an operating basis:

                                   For the quarter ended         Year-to-date
                                      September 30, 2003   September 30, 2003
-------------------------------    ---------------------   ------------------
Reported Earnings per Share                  $     0.34           $     1.13
Pershing Merger and
   Integration Costs                               0.02                 0.04
GMAC Settlement                                    0.06                 0.06
                                   ---------------------   ------------------
Operating Earnings per Share                 $     0.42           $     1.23
                                   =====================   ==================

                                   THE BANK OF NEW YORK COMPANY, INC.
                                      Consolidated Balance Sheets
                            (Dollars in millions, except per share amounts)
                                             (Unaudited)

                                                      September 30, 2004       December 31, 2003
                                                      ------------------       -----------------
Assets
------
Cash and Due from Banks                               $            3,057       $           3,843
Interest-Bearing Deposits in Banks                                 8,856                   8,286
Securities
  Held-to-Maturity (fair value of $1,688 in 2004
                     and $256 in 2003)                             1,694                     261
  Available-for-Sale                                              21,552                  22,642
                                                      ------------------       -----------------
    Total Securities                                              23,246                  22,903
Trading Assets at Fair Value                                       4,021                   5,406
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                          5,078                   4,829
Loans (less allowance for loan losses of $598 in 2004
  and $668 in 2003)                                               36,521                  34,615
Premises and Equipment                                             1,426                   1,398
Due from Customers on Acceptances                                    238                     170
Accrued Interest Receivable                                          356                     214
Goodwill                                                           3,386                   3,276
Intangible Assets                                                    784                     816
Other Assets                                                       6,206                   6,641
                                                      ------------------       -----------------
     Total Assets                                     $           93,175       $          92,397
                                                      ==================       =================

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)   $           15,536       $          14,789
 Interest-Bearing
   Domestic Offices                                               19,551                  19,282
   Foreign Offices                                                23,353                  22,335
                                                      ------------------       -----------------
     Total Deposits                                               58,440                  56,406
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                 1,174                   1,039
Trading Liabilities                                                2,855                   2,519
Payables to Customers and Broker-Dealers                           7,732                  10,192
Other Borrowed Funds                                                 851                     834
Acceptances Outstanding                                              239                     172
Accrued Taxes and Other Expenses                                   4,222                   4,256
Accrued Interest Payable                                             174                      82
Other Liabilities (including allowance for
  lending-related commitments of
  $158 in 2004 and $136 in 2003)                                   2,297                   2,348
Long-Term Debt                                                     6,137                   6,121
                                                      ------------------       -----------------
     Total Liabilities                                            84,121                  83,969
                                                      ------------------       -----------------

Shareholders' Equity
 Class A Preferred Stock - par value $2.00 per share,
  authorized 5,000,000 shares, outstanding 3,000 shares
  in 2004 and 3,000 shares in 2003                                     -                       -
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,044,113,939 shares in 2004 and
  1,039,968,482 shares in 2003                                     7,831                   7,800
 Additional Capital                                                1,736                   1,647
 Retained Earnings                                                 5,964                   5,330
 Accumulated Other Comprehensive Income                               28                      72
                                                      ------------------       -----------------
                                                                  15,559                  14,849
 Less: Treasury Stock (267,225,571 shares in 2004
        and 264,649,827 shares in 2003), at cost                   6,504                   6,420
       Loan to ESOP (126,960 shares in 2004
        and 126,960 shares in 2003), at cost                           1                       1
                                                      ------------------       -----------------
     Total Shareholders' Equity                                    9,054                   8,428
                                                      ------------------       -----------------
     Total Liabilities and Shareholders' Equity       $           93,175       $          92,397
                                                      ==================       =================
------------------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)

                                                      For the three months   For the nine months
                                                        ended September 30,   ended September 30,
                                                      --------------------   -------------------
                                                        2004        2003       2004       2003
                                                      ---------   --------   --------   --------
Interest Income
---------------
Loans                                                 $     290   $    284   $    680   $    904
Margin loans                                                 40         31        108         54
Securities
  Taxable                                                   181        162        543        477
  Exempt from Federal Income Taxes                           10         11         30         37
                                                      ---------   --------   --------   --------
                                                            191        173        573        514
Deposits in Banks                                            77         38        224        109
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                    20         22         53         61
Trading Assets                                               11         27         34        103
                                                      ---------   --------   --------   --------
    Total Interest Income                                   629        575      1,672      1,745
                                                      ---------   --------   --------   --------

Interest Expense
----------------
Deposits                                                    139        113        384        397
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                 4          3         10         10
Other Borrowed Funds                                          9          6         27         13
Customer Payables                                            14         10         38         19
Long-Term Debt                                               35         36         95        116
                                                      ---------   --------   --------   --------
    Total Interest Expense                                  201        168        554        555
                                                      ---------   --------   --------   --------
Net Interest Income                                         428        407      1,118      1,190
-------------------
Provision for Credit Losses                                   -         40         22        120
                                                      ---------   --------   --------   --------
Net Interest Income After Provision for Credit Losses       428        367      1,096      1,070
                                                      ---------   --------   --------   --------

Noninterest Income
------------------
Servicing Fees
 Securities                                                 685        657      2,117      1,728
 Global Payment Services                                     84         80        245        238
                                                      ---------   --------   --------   --------
                                                            769        737      2,362      1,966
Private Client Services and Asset Management Fees           113         97        333        281
Service Charges and Fees                                     98         89        287        278
Foreign Exchange and Other Trading Activities                67         92        273        246
Securities Gains                                             14          9         59         26
Other                                                        49         39        191        107
                                                      ---------   --------   --------   --------
    Total Noninterest Income                              1,110      1,063      3,505      2,904
                                                      ---------   --------   --------   --------

Noninterest Expense
-------------------
Salaries and Employee Benefits                              564        533      1,708      1,454
Net Occupancy                                                77         69        230        192
Furniture and Equipment                                      51         50        153        134
Clearing                                                     39         42        131        111
Sub-custodian Expenses                                       21         18         65         53
Software                                                     52         45        151        123
Communications                                               22         24         69         68
Amortization of Intangibles                                   9          8         26         18
Merger and Integration Costs                                  -         23          -         48
GMAC Settlement                                               -         78          -         78
Other                                                       164        149        492        402
                                                      ---------   --------   --------   --------
    Total Noninterest Expense                               999      1,039      3,025      2,681
                                                      ---------   --------   --------   --------
Income Before Income Taxes                                  539        391      1,576      1,293
Income Taxes                                                185        131        487        443
                                                      ---------   --------   --------   --------
Net Income                                            $     354   $    260   $  1,089   $    850
----------                                            =========   ========   ========   ========

Per Common Share Data:
----------------------
   Basic Earnings                                     $    0.46   $   0.34   $   1.41   $   1.14
   Diluted Earnings                                        0.46       0.34       1.40       1.13
   Cash Dividends Paid                                     0.20       0.19       0.59       0.57
Diluted Shares Outstanding                                  778        774        778        753

                          THE BANK OF NEW YORK COMPANY, INC.
              Consolidated Statement of Changes in Shareholders' Equity
                     For the nine months ended September 30, 2004
                                 (Dollars in millions)
                                      (Unaudited)

Common Stock
Balance, January 1                                                            $       7,800
  Issuances in Connection with Employee Benefit Plans                                    31
                                                                              -------------
Balance, September 30                                                                 7,831
                                                                              -------------
Additional Capital
Balance, January 1                                                                    1,647
  Issuances in Connection with Employee Benefit Plans                                    89
                                                                              -------------
Balance, September 30                                                                 1,736
                                                                              -------------
Retained Earnings
Balance, January 1                                                                    5,330
  Net Income                                                    $     1,089           1,089
  Cash Dividends on Common Stock                                                       (455)
                                                                              -------------
Balance, September 30                                                                 5,964
                                                                              -------------
Accumulated Other Comprehensive Income

Balance, January 1                                                                       72
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(9) Million                                    (35)            (35)
      Reclassification Adjustment, Net of Taxes of $1 Million             1               1
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(9) million                                    (11)            (11)
      Net Unrealized Derivative Gains on Cash Flow Hedges,
        Net of Taxes of $1 million                                        3               3
      Minimum Pension Liability Adjustment,
        Net of Taxes of $(1) million                                     (2)             (2)
                                                                -----------   -------------
Balance, September 30                                                                    28

Total Comprehensive Income                                      $     1,045
                                                                ===========
Less Treasury Stock
Balance, January 1                                                                    6,420
  Issued                                                                                (35)
  Acquired                                                                              119
                                                                              -------------
Balance, September 30                                                                 6,504
                                                                              -------------
Less Loan to ESOP
Balance, January 1                                                                        1
                                                                              -------------
Balance, September 30                                                                     1
                                                                              -------------
Total Shareholders' Equity, September 30                                      $       9,054
                                                                              =============

-------------------------------------------------------------------------------------------

Comprehensive Income for the three months ended September 30, 2004 and 2003 was $435 million and
$207 million.
Comprehensive Income for the nine months ended September 30, 2004 and 2003 was $1,045 million and
$821 million.
See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                               (Dollars in millions)
                                    (Unaudited)

                                                            For the nine months
                                                             ended September 30,
                                                              2004       2003
                                                            --------   --------
Operating Activities
Net Income                                                  $  1,089   $    850
Adjustments to Determine Net Cash Attributable to
 Operating Activities
  Provision for Credit Losses
    and Losses on Other Real Estate                               22        120
  Depreciation and Amortization                                  367        307
  Deferred Income Taxes                                          238        314
  Securities Gains                                               (59)       (26)
  Change in Trading Activities                                 1,753        501
  Change in Accruals and Other, Net                                5     (1,086)
                                                            --------   --------
Net Cash Provided by Operating Activities                      3,415        980
                                                            --------   --------
Investing Activities
Change in Interest-Bearing Deposits in Banks                  (1,337)       (16)
Change in Margin Loans                                          (199)      (734)
Purchases of Securities Held-to-Maturity                      (1,224)         -
Paydowns of Securities Held-to-Maturity                          154        670
Maturities of Securities Held-to-Maturity                          6         10
Purchases of Securities Available-for-Sale                   (10,532)   (22,408)
Sales of Securities Available-for-Sale                         3,278      5,047
Paydowns of Securities Available-for-Sale                      6,177      7,406
Maturities of Securities Available-for-Sale                    1,708      4,642
Net Principal Received (Disbursed) on Loans to Customers      (1,055)      (434)
Sales of Loans and Other Real Estate                              28        542
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                             (249)    (1,100)
Purchases of Premises and Equipment                             (222)       (98)
Acquisitions, Net of Cash Acquired                              (100)    (1,773)
Proceeds from the Sale of Premises and Equipment                   8          7
Other, Net                                                        23        826
                                                            --------   --------
Net Cash Used by Investing Activities                         (3,536)    (7,413)
                                                            --------   --------
Financing Activities
Change in Deposits                                             2,098      2,961
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                               135       (310)
Change in Payables to Customers and Broker-Dealers            (2,460)     1,689
Change in Other Borrowed Funds                                   137       (530)
Proceeds from the Issuance of Long-Term Debt                     148      1,915
Repayments of Long-Term Debt                                    (126)    (1,029)
Issuance of Common Stock                                         155      1,153
Treasury Stock Acquired                                         (119)       (17)
Cash Dividends Paid                                             (455)      (418)
                                                            --------   --------
Net Cash (Used) Provided by Financing Activities                (487)     5,414
                                                            --------   --------
Effect of Exchange Rate Changes on Cash                         (178)         1
                                                            --------   --------
Change in Cash and Due From Banks                               (786)    (1,018)
Cash and Due from Banks at Beginning of Period                 3,843      4,748
                                                            --------   --------
Cash and Due from Banks at End of Period                    $  3,057   $  3,730
                                                            ========   ========
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                                $    462   $    531
    Income Taxes                                                 324        386
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                            1          -
-------------------------------------------------------------------------------

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

     On January 1, 2003, the Company adopted the fair value method of accounting for its options under SFAS 123 as amended by SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 permits three different methods of adopting fair value: (1) the prospective method,
(2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after January 1, 2003 are expensed while all options granted prior to January 1, 2003 are accounted for under APB 25 using the intrinsic value method. Consistent with industry practice, the Company elected the prospective method of adopting fair value accounting.

     During the first nine months ended September 30, 2004, approximately 7 million options were granted. In the third quarter and first nine months of 2004, the Company recorded $11 million and $29 million of stock option expense, respectively.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(Dollars in millions,                             3rd Quarter   Year-to-date
  except per share amounts)                       2004   2003    2004   2003
----------------------------------------         ------ ------  ------ ------
Reported net income                              $  354 $  260  $1,089 $  850
Stock based employee compensation costs,
 using prospective method, net of tax                 6      6      17     13
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                         (14)   (22)    (44)   (62)
                                                 ------ ------  ------ ------
Pro forma net income                             $  346 $  244  $1,062 $  801
                                                 ------ ------  ------ ------

Reported diluted earnings per share              $ 0.46 $ 0.34  $ 1.40 $ 1.13
Impact on diluted earnings per share              (0.01) (0.02)  (0.03) (0.05)
                                                 ------ ------  ------ ------
Pro forma diluted earnings per share             $ 0.45 $ 0.32  $ 1.37 $ 1.08
                                                 ====== ======  ====== ======

     The fair value of options granted in 2004 and 2003 were estimated at the grant date using the following weighted average assumptions:

                                                   3rd Quarter   Year-to-date
                                                   2004   2003    2004   2003
                                                  ------ ------  ------ ------
Dividend yield                                     3.00%  3.00%   2.50%  3.00%
Expected volatility                               25.06  33.92   25.00  32.79
Risk free interest rates                           3.35   3.25    2.61   3.49
Expected options lives                                5      5       5      5

     On February 1, 2003, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation requires a company that holds a variable interest in an entity to consolidate the entity if the company's interest in the variable interest entity ("VIE") is such that the company will absorb a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. Various amendments to FIN 46 delayed the effective date for certain previously established entities until the first quarter of 2004. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial condition.

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

     In May 2004, FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company believes that its plans are eligible for the subsidy provided by the Act and adopted FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The adoption of FSP FAS 106-2 did not have a significant impact on the Company's results of operations or financial position.

     The Company understands that the FASB may be currently reviewing the accounting guidance under SFAS 13 surrounding leveraged leases. If FASB modifies existing interpretations of SFAS 13 and associated industry practice, a settlement of the tax matters associated with the Company's structured leasing investments (see "Commitments and Contingencies" footnote) could result in a one-time charge to earnings related to a change in the timing of the lease cash flows. However, an amount approximating this one-time charge would be recognized into income over the remaining term of the affected leases. It is unclear at this point in time whether or when FASB will modify lease accounting guidance.

     Certain other prior year information has been reclassified to conform its presentation with the 2004 financial statements.


3.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be an active acquirer of securities servicing and asset management businesses.

     There were no businesses acquired during the third quarter of 2004. During the first nine months of 2004, 4 businesses were acquired for the total cost of $52 million, primarily paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to acquisitions in the third quarter and first nine months of 2004 was zero and $31 million. The tax deductible portion of goodwill for the third quarter and first nine months of 2004 is zero and $31 million. All of the goodwill was assigned to the Company's Servicing and Fiduciary Businesses segment. At September 30, 2004, the Company was liable for potential contingent payments related to acquisitions in the amount of $554 million. During the third quarter and first nine months of 2004, the Company paid $5 million and $12 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2004 acquisitions is not material to year-to-date 2004 net income.

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

     In May 2004, the Company made a strategic investment in London-based Netik, LLC. Netik provides market-leading data management and consolidated reporting capabilities that leverage its data warehouse for portfolio and investment information, reference data, and analytics. The Company uses Netik products as part of its BNY SmartSource (registered service mark) outsourcing solution, and will also partner with Netik to make the product available to other financial institutions.

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

     In September 2004, the Company agreed to acquire the execution and commission management assets of Wilshire Associates. Under the terms of the agreement, BNY Brokerage will assume Wilshire's client relationships in these businesses. The transaction is expected to close in the fourth quarter.

4.  Goodwill and Intangibles
    ------------------------

     Goodwill by business segment is as follows:

(Dollars in millions)
                                       September 30, 2004    December 31, 2003
                                       ------------------    -----------------
 Servicing and
  Fiduciary Businesses                      $       3,246      $         3,136
 Corporate Banking                                     31                   31
 Retail Banking                                       109                  109
 Financial Markets                                      -                    -
                                       ------------------    -----------------
Consolidated Total                          $       3,386      $         3,276
                                       ==================    =================

     The Company's business segments are tested annually for goodwill impairment.

Intangible Assets
-----------------

                                 September 30, 2004                          December 31, 2003
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade Names           $    370  $        -  $    370 Indefinite Life  $    370  $        -  $    370
Customer Relationships     457         (58)      399        17             461         (39)      422
Other Intangible
   Assets                   40         (25)       15         7              43         (19)       24

     The aggregate amortization expense of intangibles was $9 million and $8 million for the quarters ended September 30, 2004 and 2003, respectively. The aggregate amortization expense of intangibles was $26 million and $18 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense for the next five years is as follows:

                                         For the Year Ended        Amortization
(Dollars in millions)                           December 31,            Expense
                                         ------------------        ------------
                                                 2004                       $35
                                                 2005                        35
                                                 2006                        35
                                                 2007                        33
                                                 2008                        32

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

     Transactions in the allowance for credit losses are summarized as follows:

                                            Three Months Ended                 Three Months Ended
(Dollars in millions)                       September 30, 2004                 September 30, 2003
                               ----------------------------------------------  ------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for       Allowance for
                                 Loan Losses     Commitments    Credit Losses       Credit Losses
                                -------------  ---------------  -------------  ------------------

Balance, Beginning of Period      $      598     $       177      $     775       $          824
  Charge-Offs                            (21)              -            (21)                 (55)
  Recoveries                               2               -              2                    8
                                -------------  ---------------  -------------  ------------------
  Net Charge-Offs                        (19)              -            (19)                 (47)
  Provision                               19             (19)             -                   40
                                -------------  ---------------  -------------  ------------------
Balance, End of Period            $      598     $       158      $     756       $          817
                                =============  ===============  =============  ==================
Allowance for Loan Losses                                                         $          665
Allowance for Lending-Related
  Commitments                                                                     $          152

                                            Nine Months Ended                   Nine Months Ended
(Dollars in millions)                      September 30, 2004                  September 30, 2003
                               ----------------------------------------------  ------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for       Allowance for
                                 Loan Losses     Commitments    Credit Losses       Credit Losses
                                -------------  ---------------  -------------  ------------------

Balance, Beginning of Period      $      668     $       136      $     804       $          831
  Charge-Offs                            (76)              -            (76)                (147)
  Recoveries                               6               -              6                   13
                                -------------  ---------------  -------------  ------------------
  Net Charge-Offs                        (70)              -            (70)                (134)
  Provision                                -              22             22                  120
                                -------------  ---------------  -------------  ------------------
Balance, End of Period            $      598     $       158      $     756       $          817
                                =============  ===============  =============  =================
Allowance for Loan Losses                                                         $          665
Allowance for Lending-Related
  Commitments                                                                     $          152

6.  Capital Transactions
    --------------------

     At September 30, 2004, the Company had registration statements with a remaining capacity of approximately $2.5 billion of debt, preferred stock, preferred trust securities, or common stock.

7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:

                                         Three Months Ended  Nine Months Ended
                                               September 30,      September 30,
(Dollars in millions,                    ------------------  -----------------
   except per share amounts)               2004      2003      2004      2003
----------------------------------       --------  --------  --------  -------
Net Income(1)                            $    354  $    260  $  1,089  $   850
                                         ========  ========  ========  =======
Basic Weighted Average
   Shares Outstanding                         772       766       772      746
Shares Issuable on Exercise of
   Employee Stock Options                       6         8         6        7
                                         --------  --------  --------  -------
Diluted Weighted Average
   Shares Outstanding                         778       774       778      753
                                         ========  ========  ========  =======
Basic Earnings Per Share:                $   0.46  $   0.34  $   1.41  $  1.14
Diluted Earnings Per Share:                  0.46      0.34      1.40     1.13

(1) Net Income, net income available to common shareholders and diluted net income are the same for all periods presented.

8.   Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:

                                    Pension Benefits                    Healthcare Benefits
                          ------------------------------------ ------------------------------------
                          Three Months Ended Nine Months Ended Three Months Ended Nine Months Ended
                                September 30,     September 30,      September 30,     September 30,
                          ------------------ ----------------- ------------------ -----------------
(Dollars in millions)       2004      2003     2004     2003     2004     2003      2004     2003
---------------------     -------- --------- -------- -------- -------- --------- -------- --------
Net Periodic Cost (Income)
 Service Cost             $     14 $      11 $     42 $     33 $       - $      1 $      - $     3
 Interest Cost                  15        12       45       36         3        2        9       6
 Expected Return on Asset      (35)      (34)    (105)    (102)       (2)      (2)      (6)     (6)
 Other                           2         1        6        3         2        2        6       6
                          -------- --------- -------- -------- --------- -------- -------- -------
Net Periodic Cost (Income)$     (4)$     (10)$    (12)$    (30)$       3 $      3 $      9 $     9
                          ======== ========= ======== ======== ========= ======== ======== =======

9.  Commitments and Contingent Liabilities
    --------------------------------------

     In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at September 30, 2004 and December 31, 2003 follows:

Off-Balance-Sheet Credit Risks
------------------------------

                                                    September 30,  December 31,
(Dollars in millions)                                       2004          2003
-----------------------------------                 ------------   -----------
Lending Commitments                                 $     34,766   $    35,576
Standby Letters of Credit, net                             9,787        10,168
Commercial Letters of Credit                               1,240         1,013
Securities Lending Indemnifications                      231,727       173,974

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At September 30, 2004 and December 31, 2003, securities lending indemnifications were secured by collateral of $234.3 billion and $177.1 billion.

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

     Standby letters of credit principally support corporate obligations and include $0.6 billion and $0.7 billion that were collateralized with cash and securities on September 30, 2004 and December 31, 2003. At September 30, 2004, approximately $6.9 billion of the standbys will expire within one year, and the balance between one to five years.

     At September 30, 2004, the notional amounts and credit exposures for the Company's credit derivatives swaps were $1,497 million and $1 million, compared to $1,413 million and $3 million at December 31, 2003.

Other
-----

     In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured leasing investments prior to mid-1999 that the IRS has challenged. In 2004 the IRS proposed adjustments to the Company's tax treatment of these transactions. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law in effect at the time the transactions were entered into and will defend its position vigorously in accordance with its view of the law controlling these investments. However, a court or other judicial or administrative authority, if presented with the transactions, could disagree.

     The Company explored a settlement proposal with the IRS during the third quarter of 2004 but was unable to reach an acceptable agreement. The matter has now been submitted to the IRS Appeals Office for review. A conference with officials from this office is scheduled for late in the fourth quarter of 2004. At this time it remains unknown whether a settlement acceptable to the Company can be reached. If settlement negotiations with the IRS Appeals Office fail, the Company will likely pursue litigation in the appropriate federal court.

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

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of October 29, 2004, The Bank of New York Company, Inc. had
776,902,261 shares of common stock ($7.50 par value) outstanding.

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

                  Cross-reference                                      Page(s)
------------------------------------------------------------------------------

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 2004 and December 31, 2003    		    46

                  Consolidated Statements of Income for
                  the three months and nine months
                  ended September 30, 2004 and 2003        		    47

                  Consolidated Statement of Changes in
                  Shareholders' Equity for the nine months
                  ended September 30, 2004                                  48

                  Consolidated Statement of Cash Flows
                  for the nine months ended
                  September 30, 2004 and 2003                	            49

                  Notes to Consolidated Financial Statements           50 - 57

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    	2 - 45

Item 3            Quantitative and Qualitative Disclosures
                  About Market Risk                      	       37 - 40

ITEM 4.  CONTROLS AND PROCEDURES

     At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these matters.

     The Company continues to cooperate with investigations by federal and state law enforcement and bank regulatory authorities. As previously disclosed, the investigations focus on funds transfer activities in certain accounts at the Bank, principally involving wire transfers from Russian and other sources in Eastern Europe, as well as certain other matters involving the Bank and its affiliates. The funds transfer investigations center around accounts controlled by Peter Berlin, his wife, Lucy Edwards (until discharged in September 1999, an officer of the Bank), and companies and persons associated with them. Berlin and Edwards pled guilty to various federal criminal charges. The Company cannot predict when or on what basis the investigations will conclude or their effect, if any, on the Company.

     As previously disclosed, the U.S. Attorney's office for the Eastern District of New York (the "Office") is conducting an investigation of an alleged fraudulent scheme by RW Professional Leasing Services Corp. ("RW"), a former customer of a Long Island branch of the Company's principal banking subsidiary, The Bank of New York (the "Bank"). The Bank has been notified that it and certain of its employees are subjects of the ongoing investigation. Criminal charges have been filed against RW, certain of its principals and other individuals including a former employee who had served as a branch manager of the Bank. The Bank is cooperating fully in the investigation. The Office has proposed to resolve its investigation through an agreement between the Bank and the Office. The Bank is reviewing the Office's proposal. There can be no assurance that an agreement will be reached.

     The Company is broadly involved in the mutual fund industry, and various governmental and self-regulatory agencies have sought documents and other information from it in connection with investigations relating to that industry. Those investigations have focused primarily on (i) possible market-timing transactions cleared by Pershing LLC, a subsidiary of the Company, for Mutuals.com and other introducing brokers; and (ii) the BNY Hamilton Funds, Inc.'s relationship with the Company and the Funds' administrator as service providers to the Funds.

     The Company is broadly involved in issuer services, and governmental agencies have sought documents and other information from it in connection with investigations relating to that industry. Those investigations have focused primarily on (i) The Company's role as transfer agent on behalf of equity issuers in the United States and the process used by the Company's stock transfer division to search for lost security holders of its issuer clients; and (ii) The Company's role as auction agent in connection with auction rate securities issued by various issuers.

ITEM 2.  Changes in Securities, Use of Proceeds, and
----------------------------------------------------
           Issuer Purchases of Equity Securities
           ------------------------------------

     Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the third quarter of 2004.

Issuer Purchases of Equity Securities
-------------------------------------
                                         Total Number
                  Total      Average       of Shares
                  Number      Price       Purchased as
Period          of Shares      Paid         Part of           Maximum
                Purchased   Per Share      Publicly      Number of Shares
                                        Announced Plans     That May be
                                          or Programs       Repurchased
-------------- ----------  ----------   --------------- ------------------
July 1-31           1,797  $   28.79            1,797        15,075,724
August 1-31     2,240,000      29.32        2,240,000        12,835,724
September 1-30    188,100      29.13          188,100        12,647,624
               ----------               ---------------
Total           2,429,897                   2,429,897

     All shares were repurchased through the Company's stock repurchase program, which was announced on November 12, 2002 and permits the repurchase of 16 million shares. In August, 2 million shares were purchased in a single transaction. In August and September, 420,000 shares were repurchased in the open markets. The remaining shares repurchased in the third quarter resulted from transactions related to employee benefit plans.

Item 6.  Exhibits
-----------------

(a)  The exhibits filed as part of this report are as follows:


     Exhibit 10.1 - Amended and Restated 2004 Management Incentive Compensation Plan, incorporated by reference to Exhibit C in the Registrant's Definitive Proxy Statement dated March 12, 2004 (file number 001-
      06152);

     Exhibit 10.2 - Form of Stock Option Agreement under the Registrant's 2003 Long-Term Incentive Plan;

     Exhibit 10.3 - Form of Performance Share Agreement under the Registrant's 2003 Long-Term Incentive Plan;

     Exhibit 10.4 - Form of Restricted Stock Agreement under the Registrant's 2003 Long-Term Incentive Plan;

     Exhibit 12 - Ratio of Earnings to Fixed Charges for the Three Months and Nine Months Ended September 30, 2004 and 2003;

     Exhibit 31 - Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

     Exhibit 31.1 - Certification of Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002;

     Exhibit 32 - Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and

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



                                          THE BANK OF NEW YORK COMPANY, INC.
                                          ----------------------------------
                                            (Registrant)





Date: November 9, 2004                By:  /s/ Thomas J. Mastro
                                          ---------------------------------
                                     Name:  Thomas J. Mastro
                                    Title:  Comptroller

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------

  10.1 Amended and Restated 2004 Management Incentive Compensation Plan, incorporated by reference to Exhibit C in the Registrant's Definitive Proxy Statement dated March 12, 2004 (file number 001-06152).

  10.2 Form of Stock Option Agreement under the Registrant's 2003 Long-Term Incentive Plan.

  10.3 Form of Performance Share Agreement under the Registrant's 2003 Long-Term Incentive Plan.

  10.4 Form of Restricted Stock Agreement under the Registrant's 2003 Long-Term Incentive Plan.

  12           Ratio of Earnings to Fixed Charges for the
               Three Months and Nine Months Ended September 30, 2004 and 2003.

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