Form 10-K
period 2004-12-31
BANK OF NEW YORK CO INC
filed 2005-03-01
CIK 9626

The Bank of New York 2004 Annual Report on Form 10-K of The Bank of New York Company, Inc.

THE BANK OF NEW YORK COMPANY, INC.

FINANCIAL REVIEW

SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)	2004	2003*	2002	2001**	2000
Revenue (tax equivalent basis)	$7,174	$6,371	$5,805	$7,251	$7,576
Net Interest Income	1,645	1,609	1,665	1,681	1,757
Noninterest Income	4,691	4,006	3,143	3,571	3,145
Provision for Credit Losses	15	155	685	375	105
Noninterest Expense	4,122	3,698	2,751	2,819	2,546
Net Income	1,440	1,157	902	1,343	1,429
Net Income Available to Common Shareholders	1,440	1,157	902	1,343	1,429
Return on Average Assets	1.45%	1.27%	1.13%	1.64%	1.85%
Return on Average Common Shareholders’ Equity	16.37	15.12	13.96	21.58	26.08
Common Dividend Payout Ratio	42.22	48.83	60.78	39.21	33.87
Efficiency Ratio	65.5	65.8	55.3	54.8	52.5
Per Common Share
Basic Earnings	$1.87	$1.54	$1.25	$1.84	$1.95
Diluted Earnings	1.85	1.52	1.24	1.81	1.92
Cash Dividends Paid	0.79	0.76	0.76	0.72	0.66
Market Value at Year-End	33.42	33.12	23.96	40.80	55.19
Averages
Securities	$25,046	$24,455	$22,970	$18,559	$15,764
Loans	37,778	35,623	34,305	38,770	39,262
Total Assets	99,340	91,467	79,830	81,700	77,241
Deposits	61,056	58,615	53,795	56,278	54,755
Long-Term Debt	6,128	6,103	5,338	4,609	4,384
Common Shareholders’ Equity	8,797	7,654	6,465	6,224	5,479
At Year-End
Allowance for Loan Losses as a Percent of Total Loans	1.65%	1.89%	2.09%	1.16%	0.82%
Allowance for Loan Losses as a Percent of Non-Margin Loans	1.99	2.26	2.12	1.18	0.83
Allowance for Credit Losses as a Percent of Total Loans	2.06	2.28	2.65	1.72	1.70
Allowance for Credit Losses as a Percent of Non-Margin Loans	2.48	2.72	2.68	1.75	1.71
Tier 1 Capital Ratio	8.31	7.44	7.58	8.11	8.60
Total Capital Ratio	12.21	11.49	11.96	11.57	12.92
Leverage Ratio	6.41	5.82	6.48	6.70	7.49
Common Equity to Assets Ratio	9.83	9.12	8.60	7.80	7.98
Total Equity to Assets Ratio	9.83	9.12	8.60	7.80	7.98
Common Shares Outstanding (In millions)	778.121	775.192	725.971	729.500	739.926
Employees	23,363	22,901	19,437	19,181	18,861
Assets Under Custody (In trillions)
Total Assets Under Custody	$9.7	$8.3	$6.8	$6.9	$7.0
Equity Securities	35%	34%	26%	36%	42%
Fixed Income Securities	65	66	74	64	58
Cross-Border Assets Under Custody	$2.7	$2.3	$1.9	$1.9	$2.0
Assets Under Administration (In billions)	33	32	28	33	36
Total Assets Under Management (In billions)	102	89	76	67	66
Equity Securities	36%	34%	29%	36%	44%
Fixed Income Securities	21	22	25	19	20
Alternative Investments	15	10	8	7	5
Liquid Assets	28	34	38	38	31

*	The 2003 results reflect $96 million of merger and integration costs associated with the Pershing acquisition as well as a $78 million expense related to the settlement of a claim by General Motors Acceptance Corporation (“GMAC”) related to the 1999 sale of BNY Financial Corporation (“BNYFC”).

**	The 2001 results reflect the estimated $242 million impact of the World Trade Center disaster, the related $175 million initial insurance recovery, and the $190 million special provision on the accelerated disposition of emerging telecommunications loans.

All amounts in the above notes are pre-tax.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Introduction

The Bank of New York Company, Inc.’s (the “Company”) actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading “Forward Looking Statements and Factors That Could Affect Future Results.” When used in this report, the words “estimate,” “forecast,” “project,” “anticipate,” “expect,” “intend,” “believe,” “plan,” “goal,” “should,” “may,” “strategy,” “target,” and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

Overview

The Company’s Businesses

The Bank of New York Company, Inc. (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to move and manage their financial assets in more than 100 markets worldwide. The Company has a long tradition of collaborating with clients to deliver innovative solutions through its core competencies: securities servicing, treasury management, investment management, and individual & regional banking services. The Company’s extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments and foundations. Its principal subsidiary, The Bank of New York, founded in 1784, is the oldest bank in the United States and has consistently played a prominent role in the evolution of financial markets worldwide.

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

The Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. With respect to acquisitions, the Company has acquired 92 businesses since 1995, almost exclusively in its securities servicing and fiduciary segment. The acquisition of Pershing in 2003 for $2 billion was the largest of these acquisitions.

As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited its slower growth traditional banking businesses over the past decade. The Company’s more significant actions include selling its credit card business in 1997 and its factoring business in 1999, and most recently, significantly reducing non-financial corporate credit exposures by 47% from December 31, 2000 to December 31, 2004. Capital generated by these actions has been reallocated to the Company’s higher growth businesses.

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

Current Business Trends

In 2004 the market environment was uneven. In the equity markets, a strong first quarter was followed by two lackluster quarters, with the environment improving in the fourth quarter following the U.S. presidential election. Accordingly, the Company’s execution and clearing businesses performed below expectations for the year. Given the Company’s diversified product mix, however, securities servicing revenues overall still showed good growth, as fixed income markets remained strong and cross-border activity increased, positively impacting businesses like investor services, broker-dealer services and ADRs.

The Company continues to experience a lack of pricing power in several of its key business lines, given pressure on asset manager clients to lower costs and strong competition among service providers. In response, the Company has undertaken aggressive measures to lower its cost base, such as the development of greater straight-through-processing of transactions, labor reengineering, and moving jobs to lower cost locations.

The Company’s business model responded favorably in 2004 to the rising rate environment. The Company’s business lines generate a significant level of low cost deposits. As rates rose in 2004, the Company benefited as it was able to begin reinvesting these balances in higher yielding assets. The Company also benefited from a modest expansion in the size of its balance sheet. The Company expects to continue to benefit from a rise in rates, based on its balance sheet positioning.

For 2005, the Company based its budget planning process on expectations of gradual improvement in the equity market. Asset price levels are projected to increase in line with long term expectations while the growth rate for trading volumes is expected to be below the average rate for a full business cycle. The Company projects fixed income activity to be stable to slightly lower, given the expectation of a continued rise in interest rates.

This environmental back drop should allow the Company’s operating business lines to perform reasonably well. Several corporate level items will have a negative impact on overall results, however. These include: 1) higher pension expense given relatively poor investment returns over the past four years and further changes in prospective assumptions; 2) higher stock option expense, as the Company will complete its phase-in of option expensing; 3) higher technology infrastructure costs, as the Company will begin incurring costs on an out-of-region data center, as required by Federal regulators, prior to decommissioning existing in-region data centers; 4) an anticipated reduction in securities gains, and 5) potentially higher credit loss provisioning given the unusually low credit costs in 2004.

Financial Highlights

2004

Securities servicing fees and private client services and asset management fees grew strongly in 2004 in spite of an uneven operating environment. A full year of results from the Pershing acquisition, new business wins and revenues from new products drove the growth. The Company continued to improve its credit risk portfolio, and it funded further long-term investment spending for technology, business continuity, quality, and branding programs.

In 2004, the Company reported net income of $1,440 million and diluted earnings per share of $1.85 compared with net income of $1,157 million and diluted earnings per share of $1.52 in 2003, and net income of $902 million and diluted earnings per share of $1.24 in 2002. In 2004, the Company recorded several gains and charges that in aggregate reduced reported earnings by 3 cents per share. These items are detailed in the “Other 2004 Developments”. Merger and integration costs associated with the Pershing acquisition of 8 cents per share and the settlement with General Motors Acceptance Corporation (“GMAC”) of 7 cents per share impacted earnings in 2003.

In 2004, the growth in earnings was paced by securities servicing growth of 19% (9% adjusted for full year impact of Pershing) to $2,858 million, core net interest income growth of 6%, strong credit performance, and higher than expected securities gains. Performance was strong across nearly all the Company’s securities servicing businesses. Both investor and issuer services increased by 11%. The growth in investor services was driven largely by new business wins and improvements year-over-year in asset values and volumes. Issuer services benefited from increased cross-border activity in depositary receipts and improving market share in global products within corporate trust. Broker-dealer services were up 19% primarily due to strong growth in collateral management.

The Company’s asset management business continues to perform well, responding to growing institutional investor interest in alternative investments. Private client services and asset management fees increased $64 million, or 17%, primarily due to exceptional growth at the Company’s fund of funds manager, Ivy Asset Management (“Ivy”). In addition, foreign exchange results continued to benefit from currency volatility and increased cross-border investing. Foreign exchange and other trading revenues remained at historically high levels, up 11% versus a year ago. The provision for credit losses declined to $15 million from $155 million in 2003.

This strength in revenue was partially offset by upward pressure on the Company’s expense base. Higher employee stock option and pension expenses, business continuity spending, costs associated with legal and regulatory matters, and costs associated with converting new business opportunities in investor services all contributed to higher expense levels.

At December 31, 2004, assets under custody rose to a record $9.7 trillion from $8.3 trillion at December 31, 2003. Cross-border custody assets were $2.7 trillion at December 31, 2004, compared with $2.3 trillion at December 31, 2003. Equity securities composed 35% of the assets under custody at December 31, 2004, while fixed income securities were 65%.

In 2004, the Company continued to invest in enhancing its service offerings, critical to sustaining top line growth through all types of markets, while maintaining its commitment to expense discipline to ensure a competitive cost base. Service offerings enhancements were the result of both internal development and acquisitions. In investor services, the Company rolled out major enhancements to BNY INFORM, the primary day-to-day electronic interface between clients and the Company. In execution and clearing, the Company acquired a leading electronic trading platform from Sonic Financial which offers clients access to sophisticated trading tools and smart routing capabilities. At Pershing, the Company introduced enhancements to Net Exchange, its platform for introducing broker-dealers, enabling them to more effectively manage and sell to their clients. In broker-dealer services, the Company continued to roll out its collateral management products. The results of these investments were demonstrated by consistent new business wins, which were key drivers for growth in revenues and assets under custody in 2004.

New business momentum remains strong as the Company is gaining traction with growth initiatives such as hedge fund servicing, Pershing’s registered investment advisor (“RIA”) offering and independent research. The outlook for Ivy continues to be very positive, given increased allocations by institutions to alternative investments, including hedge funds, as an asset class.

2003

In 2003, securities servicing fees were $2,412 million, a 27% increase compared with $1,896 million in 2002, reflecting the Pershing acquisition and growth in investor and broker-dealer services. Global payment services fees increased 6% for the full year, which is attributable to improved multi-currency funds transfer product capabilities and new business wins. For the year 2003, private client services and asset management fees were up 12% from the previous year, reflecting higher equity price levels as well as strong growth at Ivy. In addition, the year-over-year comparison also benefited from the full year impact of several 2002 acquisitions. Foreign exchange and other trading revenues were up 40% over 2002, resulting from increased client-driven foreign exchange, interest rate hedging activity, and the Pershing acquisition. Year-end assets under custody were $8.3 trillion, including $2.3 trillion of cross-border custody assets. Gains and losses on securities investments were a gain of $35 million in 2003, compared with a loss of $118 million in 2002 primarily reflecting a $210 million equity write-down in 2002. The provision for credit losses was $155 million down from $685 million in 2002, when the Company provided for problem exposures in the airline and telecom industries. Although expenses increased significantly due to the Pershing acquisition, stock option expensing, a lower pension credit, technology investment, and business continuity, the Company was able to attain positive leverage in the second half of the year.

2002

In 2002, securities servicing fees were $1,896 million, compared with $1,775 million in 2001. Global payment services fees were $296 million for the full year, reflecting higher funds transfer volumes and increased multi-currency activity from existing clients, as well as the addition of new clients, which offset continued weakness in global trade services. For the year 2002, private client services and asset management fees were $344 million reflecting several acquisitions and core growth in alternative investments and retail investment products. Ivy’s assets under management increased 30% on a year-over-year basis. Foreign exchange and other trading revenues were $234 million in 2002 reflecting a significant decrease in volatility in the currency markets and reduced client activity in the second half of 2002. Other trading was negatively impacted by a fall off in client interest rate hedging activities. Year-end assets under custody were $6.8 trillion, including $1.9 trillion of cross-border custody assets. Gains and losses on securities were a loss of $118 million in 2002, primarily reflecting impairment of equity securities.

Other 2004 Developments

In 2004, the Company recorded several gains and charges that in the aggregate reduced reported earnings by 3 cents per share. Management believes that it is useful to provide a detailed analysis of these items in tabular form in order to better assess the trends in the income statement line items identified. These items are described in the following table:

(In millions) Item	Applicable Quarter	Income Statement Caption	Pre-Tax Income	Tax	After-Tax Income
Net Interest Income
SFAS 13 cumulative lease adjustment – (leasing portfolio)	First	Net Interest Income	$(145)	$113	$(32)
lease adjustment – (cross-border rail equipment leases)	Fourth	Net Interest Income	89	(37)	52
lease adjustment – (aircraft leases)	Fourth	Net Interest Income	(10)	4	(6)

Subtotal – Net Interest Income			(66)	80	14
Aircraft leases/other	Fourth	Provision for Credit Losses	7	(3)	4

Subtotal – Net Interest Income After Provision for Credit Losses			(59)	77	18

Noninterest Income
Gain on sale of Wing Hang	First	Other Income	48	(21)	27
Gain on sponsor fund investments	First	Securities Gains	19	(7)	12
Aircraft leases	Fourth	Other Income	3	(1)	2

Subtotal – Noninterest Income			70	(29)	41

Noninterest Expense
Severance tied to relocations	First	Salaries and Employee Benefits	(10)	4	(6)
Lease terminations	First	Net Occupancy	(8)	3	(5)
Charge for the RW Matter	Fourth	Other Expense	(30)	8	(22)

Subtotal – Noninterest Expense			(48)	15	(33)

Federal tax reserve adjustment related to LILO exposure	Fourth	Income Tax	—	(50)	(50)

Total			$(37)	$13	$(24)

The first item relates to an after-tax charge of $32 million resulting from a cumulative adjustment to the leasing portfolio, which was triggered under Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS 13”) by the combination of a reduction in state and local taxes and a restructuring of the lease portfolio completed in the first quarter. The SFAS 13 adjustment impacts the timing of lease income reported by the Company, and resulted in a reduction in net interest income of $145 million, offset by tax benefits of $113 million.

The Company also recorded an after-tax gain of $52 million resulting from a SFAS 13 cumulative adjustment to the leasing portfolio for customers exercising their early buy-out (“EBO”) options. The Company’s leasing portfolio contains a number of large cross-border leveraged leases where the lessee has an early buy-out option to purchase the leased assets, generally railcars and related assets. Given a confluence of economic factors, the value of the leased equipment currently exceeds the exercise price of the early buy-out option. The Company offered financial incentives to these lessees to accelerate the exercise of their early buy-out options. As a result, several lessees agreed to this proposal, triggering the after-tax $52 million gain. The gain results from the recognition of lease income over a shorter time frame, since the term of the lease has been shortened to the early buy-out date.

In addition, the Company’s net investment in aircraft leases was impacted by a $6 million after-tax adjustment related to aircraft leased to two airlines. The Company recorded a $7 million reduction in the provision for credit losses which largely reflects release of reserves on the aircraft leases. The Company also had an after-tax gain of $2 million on the sale of a leased aircraft.

The Company recorded several other gains in noninterest income. These include a $27 million after-tax gain on the sale of a portion of the Company’s interest in Wing Hang Bank Limited (“Wing Hang”), a Hong Kong based bank, which was recorded in other income, and $19 million ($12 million after-tax) of higher than anticipated securities gains in the first quarter resulting from realized gains on sponsor fund investments in Kinkos, Inc., Bristol West Holdings, Inc., Willis Group Holdings, Ltd., and True Temper Sports, Inc.

The Company also took several actions associated with its long-term cost reduction initiatives. These actions included an after-tax severance charge of $6 million related to staff reductions tied to job relocations and a $5 million after-tax charge for terminating high cost leases associated with the staff redeployments.

Although there can be no assurance that a settlement will be reached, in 2004, the Company recorded an after-tax expense of $22 million in connection with the anticipated settlement of the RW Professional Leasing Services Corp. matter (“RW Matter”). This expense is only partially tax deductible.

In December of 2004 and January 2005, the Company had several appellate conferences with the IRS related to the Company’s cross-border leveraged lease transactions. Based on these conferences, the Company believes it may be possible to settle the proposed IRS tax adjustments related to the portfolio. However, negotiations are continuing and the matter may still be litigated. Based on a revision to the probabilities and costs assigned to litigation and settlement outcomes, the Company recorded a $50 million expense associated with increasing the tax reserve on these transactions.

Consolidated Income Statement Review

Noninterest Income

(In millions)	2004	2003	2002
Noninterest Income
Servicing Fees
Securities	$2,858	$2,412	$1,896
Global Payment Services	317	314	296

	3,175	2,726	2,192
Private Client Services and Asset Management Fees	448	384	344
Service Charges and Fees	385	375	357
Foreign Exchange and Other Trading Activities	364	327	234
Securities Gains/(Losses)	78	35	(118)
Other	241	159	134

Total Noninterest Income	$4,691	$4,006	$3,143

Noninterest income is provided by a wide range of securities servicing, global payment services, private client services and asset management, trading activities and other fee-based services. Revenues from these activities were $4,691 million in 2004, compared with $4,006 million in 2003 and $3,143 million in 2002. As a percentage of revenues, total noninterest income was 74% in 2004, compared with 71% in 2003 and 65% in 2002. The increase in 2004 primarily reflects strong performance across nearly all the Company’s securities servicing businesses and the full year impact of the Pershing acquisition, as well as higher foreign exchange and other trading revenue, private client services and asset management fees, and securities gains. The 2004 increase also includes the $48 million pre-tax gain on the sale of a portion of the Company’s investment in Wing Hang Bank Limited and the $19 million gain on four sponsor fund investments recorded in 2004.

Securities servicing fees were $2,858 million, $2,412 million, and $1,896 million, in 2004, 2003, and 2002. The 19% increase in securities servicing fees from 2003 primarily reflects the full year impact of the Pershing acquisition and good organic growth in investor and issuer services which were each up 11%. In 2003, the 27% increase in securities servicing fees from 2002 reflects the Pershing acquisition and improved performance in the Company’s other securities servicing business, particularly investor services and broker-dealer services.

Global payment services fees, principally funds transfer, cash management, and trade services, were $317 million in 2004, $314 million in 2003, and $296 million in 2002. Global payment services fees were impacted by customers’ decision to leave higher compensatory balances to cover the cost of services rather than pay fees as a result of the rising rate environment. The 2003 increase in global payment services fees from 2002 is attributable to improved multi-currency funds transfer product capabilities and new business wins.

Private client services and asset management fees were $448 million in 2004, $384 million in 2003, and $344 million in 2002. The 17% increase from 2003 reflects strong growth in Ivy, higher fees from fixed income asset management, and higher equity price levels. Ivy, a fund of funds hedge fund manager, continues to attract new assets at a rapid pace. Ivy ended 2004 with $14.8 billion of assets under management, up 63% for the year. The 12% increase in fees in 2003 from 2002 reflects higher equity price levels, strong growth at Ivy, and the full year impact of several 2002 acquisitions.

Service charges and fees were $385 million in 2004, compared with $375 million in 2003 and $357 million in 2002. The increase in 2004 from 2003 reflects higher syndication and advisory fees. The increase in 2003 from 2002 was driven by higher loan syndication fees and bond underwriting fees reflecting active fixed income markets.

Foreign exchange and other trading revenues were a record $364 million in 2004, $327 million in 2003, and $234 million in 2002. The 11% increase in 2004 from the prior year resulted from new business wins and an increased level of client activity, tied to cross-border investing and hedging against currency volatility. Pershing contributed $51 million to foreign exchange and other trading revenue in 2004 up from $35 million in 2003. Fixed income trading declined as rates increased in 2004. The 40% increase in 2003 from 2002 resulted from increased client-driven foreign exchange, interest rate hedging activity, and the Pershing acquisition. Excluding Pershing, foreign exchange and other trading revenues were up 25% in 2003 reflecting more volatile currency markets and more active cross-border investors. Interest rate hedging was driven by record levels of fixed income issuance as well as higher mortgage originations.

Securities gains were $78 million in 2004, compared with a $35 million gain in 2003 and a $118 million loss in 2002. The securities gains in 2004 were primarily attributable to the Company’s private equity portfolio including $19 million of realized gains on four sponsor investments. Half of the 2003 gains arose from repositioning actions in the Company’s fixed income securities portfolio. In 2002, the loss included a $210 million equity writedown that precipitated the liquidation of the Company’s bank stock portfolio.

Other noninterest income was $241 million in 2004, $159 million in 2003, and $134 million in 2002. In 2004, other income included a pre-tax gain of $48 million from the sale of a portion of the Company’s investment in Wing Hang Bank Limited. In 2002, other income includes a $32 million Empire State Development Corporation (“ESDC”) grant. The ESDC grant covered relocation and other costs associated with the Company’s decision to return to downtown Manhattan and to move 1,500 employees to a new facility in Brooklyn.

Net Interest Income

(Dollars in millions)	2004		2003	2002
	Reported	Core*	Reported	Reported
Net Interest Income	$1,645	$1,711	$1,609	$1,665
Tax Equivalent Adjustment	30	30	35	49

Net Interest Income on a Tax Equivalent Basis	$1,675	$1,741	$1,644	$1,714

Net Interest Rate Spread	1.78%	1.86%	1.97%	2.31%
Net Yield on Interest Earning Assets	2.07	2.15	2.22	2.62

*	Excludes SFAS 13 adjustments

For 2004, net interest income on a taxable equivalent basis amounted to $1,675 million compared with $1,644 million in 2003. Net interest income in 2004 was affected by three cumulative adjustments to the leasing portfolio, which were triggered under SFAS 13. The first was a $145 million pre-tax charge attributable to a combination of a reduction in state and local tax rates and a restructuring of the lease portfolio. The second was an $89 million pre-tax benefit resulting from customers committing to exercise their early EBO options. The third was a $10 million pre-tax adjustment related to aircraft leased to two airlines.

Excluding the impact of the SFAS 13 leasing adjustments on the leveraged lease portfolio, net interest income on a taxable equivalent basis was $1,741 million in 2004, up 6% from $1,644 million in 2003. This increase was attributable to the full year impact of Pershing and the benefit of rising interest rates. Rising rates reduced compression on deposit product spreads, increased the value of free funds and caused the Company’s global payment services customers to leave additional compensatory balances rather than pay for services with fees. Average earning assets were $81.1 billion compared with $74.1 billion in 2003. Average loans were $37.8 billion in 2004 compared with $35.6 billion in 2003. Average securities were $25.0 billion in 2004, up from $24.5 billion in 2003. The increase in average earning assets and average loans primarily reflects the Pershing acquisition. The net interest rate spread was 1.78% in 2004 compared with 1.97% in 2003, while the net yield on interest-earning assets was 2.07% in 2004 and 2.22% in 2003. Excluding the leasing adjustments of $66 million in 2004, the net interest rate spread was 1.86% and the net yield was 2.15%. The Company estimates that if Pershing had been owned for the full year of 2003, the spread and yield in 2003 would have been reduced to 1.89% and 2.13%.

In 2003, net interest income on a taxable equivalent basis amounted to $1,644 million compared with $1,714 million in 2002. The decrease reflected planned reduction in corporate loan balances, particularly focused on higher yielding loans, lower reinvestment yields on the investment securities portfolio, and the impact of Federal Reserve interest rate reductions. Partially offsetting these factors were the positive impact of the Pershing acquisition and increases in investment securities. Average earning assets were $74.1 billion compared with $65.3 billion in 2002 primarily due to the Pershing acquisition. Average loans were $35.6 billion in 2003 compared with $34.3 billion in 2002. Average securities were $24.5 billion in 2003, up from $23.0 billion in 2002. The Company added approximately $5.6 billion of highly-rated mortgage-backed securities to its portfolio in 2003. The net interest rate spread was 1.97% in 2003 compared with 2.31% in 2002, while the net yield on interest-earning assets was 2.22% in 2003 and 2.62% in 2002.

In 2002, net interest income on a taxable equivalent basis amounted to $1,714 million. Average earning assets were $65.3 billion down from prior year level of $67.7 billion. Average loans were $34.3 billion in 2002 compared with $38.8 billion in 2001. Average securities were $23.0 billion in 2002, up from $18.6 billion in 2001. The Company added approximately $6.2 billion of highly-rated mortgage-backed securities to its portfolio in 2002. The net interest rate spread was 2.31%, compared with 1.89% in 2001 while the net yield on interest earning assets was 2.62% versus 2.57% in 2001. The increase in the spread is attributable to increased holdings of investment securities. The increase in the yield is attributable to increased holdings of investment securities partially offset by the decreased value of demand deposits in a lower interest rate environment.

In this report a number of amounts related to net interest income are presented on a “taxable equivalent basis.” The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

Provision for Credit Losses

The provision for credit losses was $15 million in 2004, compared with $155 million in 2003 and $685 million in 2002. The 2004 provision includes a credit of $7 million for the reduction in exposure associated with the restructuring of aircraft leases. The lower provision in 2004 reflects the Company’s improved asset quality and a stronger credit environment. The provision is expected to increase in 2005 as the Company believes that from a credit perspective the favorable trend in the economy is unlikely to continue. Improved asset quality and reduced corporate credit exposure contributed to the lower provision in 2003. The larger provision in 2002 was attributable to the deterioration in the loan portfolio particularly in aircraft leasing and in a limited number of borrowers in the telecommunications portfolio.

Noninterest Expense

(In millions)	2004	2003	2002
Salaries and Employee Benefits	$2,324	$2,002	$1,581
Net Occupancy	305	261	230
Furniture and Equipment	204	185	138
Clearing	176	154	124
Sub-custodian Expenses	87	74	70
Software	193	170	115
Communications	93	92	65
Amortization of Goodwill and Intangibles	34	25	8
Merger and Acquisition Costs	—	96	—
Other	706	639	420

Total Noninterest Expense	$4,122	$3,698	$2,751

Total noninterest expense was $4,122 million in 2004, $3,698 million in 2003, and $2,751 million in 2002. The 2004 increase in expenses primarily reflects the full year impact of the Pershing acquisition, higher stock option expense, a lower pension credit, the upfront expenses associated with the implementation of cost reduction initiatives, higher volume related sub-custodian and clearing expenses and higher technology and business continuity spending. Noninterest expense in 2004 included lease termination and severance costs of $18 million recognized in the first quarter and expenses associated with the RW Matter of $30 million recognized in the fourth quarter. In 2003, noninterest expenses included merger and acquisition costs relating to Pershing of $96 million and the settlement with GMAC of $78 million.

Salaries and employee benefits were $2,324 million in 2004, compared with $2,002 million in 2003 and $1,581 million in 2002. The increase in salary and employee benefits primarily reflects higher performance related incentives and benefits, higher stock option and defined contribution plan expense, a lower pension credit as well as higher variable expenses associated with revenue growth. The increase in 2003 reflects the Pershing acquisition as well as stock option expensing and a lower pension credit. The number of employees at December 31, 2004 was 23,363, up from 22,901 and 19,437 in 2003 and 2002. In 2003, the Pershing acquisition added approximately 3,700 employees. Severance expense was $16 million in 2004, $10 million in 2003 and $19 million in 2002.

Net occupancy and furniture and fixture expenses were $509 million in 2004, compared with $446 million in 2003 and $368 million in 2002. Net occupancy increased by $44 million primarily reflecting the Pershing acquisition, lease terminations, and the expansion of regional facilities, including the opening of the new Brooklyn facility and the new back-up data center. In 2002, the Company recorded $22 million in one-time occupancy expenses to reflect the estimated lease termination cost of a rented facility in Manhattan. In 2002, higher business continuity-related expenses resulted in increased occupancy and depreciation expense.

Clearing expenses were $176 million in 2004, compared with $154 million in 2003 and $124 million in 2002. The increase in 2004 reflects a higher level of business activity and the full year impact of the Pershing acquisition in the Company’s execution and clearing business. Sub-custodian expenses increased 18% in 2004 to $87 million, reflecting higher international volumes and the Company’s continued expansion of its global sub-custodian network to over 100 markets.

Software expenses increased by $23 million to $193 million in 2004, reflecting the Company’s continued investment in technology capabilities supporting its servicing activities.

Amortization of goodwill and intangibles increased to $34 million in 2004 from $25 million in 2003. In 2004 and 2003, the Pershing acquisition added $20 million and $12 million in intangibles amortization, respectively.

Other expenses in 2004 were $706 million compared with $639 million in 2003 and $420 million in 2002. The increase mainly reflects $30 million of expenses associated with the RW Matter and higher costs for legal, consulting, and employment agencies tied to hiring as well as an increase in travel expenses.

Technology expenditures were $888 million or 22% of total expense in 2004, compared with $844 million in 2003 and $644 million in 2002. Software development has been an increasing component of technology expense in 2004 and 2003. The Company has invested in client-facing portals and in developing applications to increase the efficiency of the Company’s businesses. As businesses have grown the cost of voice, data and messaging services have increased. The Pershing acquisition on May 1, 2003 had a significant impact on technology expense in both 2004 and 2003. Upgrades to business continuity plans have also been costly. Offsetting these cost pressures have been declining unit cost for hardware, third-party software and telecommunications.

In 2003, the Company and GMAC settled claims relating to the Company’s 1999 sale to GMAC of BNY Financial Corporation, the Company’s factoring and asset-based finance business. The settlement resolved all claims between the parties with a payment of $110 million by the Company to GMAC. After accounting for a previously established reserve for this matter, the net impact of the settlement was approximately $78 million, or 7 cents per fully diluted share. The Company sold BNY Financial Corporation to GMAC for $1.8 billion in cash in 1999.

The Company has a number of programs to control expense growth. These programs include day-to-day profitability programs, reengineering processes, and moving jobs to lower cost environs. Day-to-day profitability programs focus on stringent control of headcount and discretionary expenses, as well as enhanced vendor management.

Reengineering focuses on business process reviews throughout the Company. In 2004, the Company reviewed 15 areas and developed action steps to lower expenses by $90 million, with a $40 million impact in 2004 and a $50 million incremental impact projected for 2005. These savings lower the Company’s growth rate of expenses by approximately 1% each year.

In January 2004, the Company began a three-year effort to move 1,500 jobs to lower cost areas. In 2004, the Company moved 419 positions primarily to upstate New York and Florida. Employees in these two locations grew to 1,771 in 2004 from 1,431 at year-end 2003. Internationally, the Company moved positions from London to Liverpool. Employment in India grew to 996 in 2004 from 716 at year-end 2003, further leveraging Pershing’s technology operation in that country. In 2005, the Company plans to move 550 positions, primarily in Europe. The Company plans to open a growth center in Manchester, England in late 2005.

The Company adopted fair value accounting for stock compensation on January 1, 2003 using the prospective method. The Company’s grants of stock options typically vest over two to four years. The impact on pre-tax income was $39 million, resulting in an approximately 3.5 cents earnings per share reduction in 2004. The impact of expensing options in 2005 is expected to be an additional 1 cent per share.

Income Taxes

The Company’s consolidated effective tax rates for 2004, 2003, and 2002 were 34.5%, 34.3%, and 34.3%. The increase in the effective tax rate in 2004 is primarily due to the net of the increase in the tax reserve related to LILO exposures and the SFAS 13 leasing adjustments. The effective tax rate in 2003 also reflects the tax benefit on the GMAC settlement and lower state and local taxes.

The Company invests in synthetic fuel (Section 29) and low income housing (Section 42) investments generating tax credits, which have the effect of permanently reducing the Company’s tax expense. The Company also invests in leveraged leases which through accelerated depreciation postpone the payment of taxes to future years. For financial statement purposes, deferred taxes are recorded as a liability for future payment.

Business Segments Review

Segment Data

The Company has an internal information system that produces performance data for its four business segments along product and service lines.

Business Segments Accounting Principles

The Company’s segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. In 2004, the Company made several methodology changes. These include a modification to the method for allocating its pension expense to the segments; changes to the method used to allocate earnings on capital, which caused a slight reallocation from reconciling items to the individual segments; and greater allocations of corporate expenses previously included in reconciling items to the individual segments. See “Reconciling Items.” Prior periods have been restated.

The measure of revenues and profit or loss by an operating segment has been adjusted to present segment data on a taxable equivalent basis. The provision for credit losses allocated to each reportable segment is based on management’s judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management’s judgment includes the following factors among others: historical charge-off experience and the volume, composition, and size of the credit portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles. Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment. Funds transfer-pricing methods are used to allocate a cost of funds used or credit for funds provided to all segment assets or liabilities using a matched funding concept. Support and other indirect expenses are allocated to segments based on general internal guidelines.

Description of Business Segments

The results of individual business segments exclude the other 2004 developments items discussed above such as the SFAS 13 lease adjustments and the RW Matter, and in 2003 the GMAC settlement and the Pershing related merger and integration costs, which are included with reconciling amounts.

The Company reports data for the four business segments: Servicing and Fiduciary; Corporate Banking; Retail Banking; and Financial Markets.

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

Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate, but related businesses. Issuer services includes corporate trust, depositary receipts and stock transfer. Investor services includes global fund services, global custody, securities lending, global liquidity services and outsourcing. Broker-dealer services includes government securities clearance and collateral management. Execution and clearing services includes in the execution area institutional agency brokerage, electronic trading, transition management services, and independent research. Through Pershing, the clearing part of the business provides clearing, execution, financing, and custody for introducing brokers-dealers. The Servicing and Fiduciary segment also includes customer-related foreign exchange.

In issuer services, the Company’s ADR business has over 1,180 programs representing 60 countries. As a trustee, the Company provides diverse services for corporate, municipal, mortgage-backed, asset-backed, derivative and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $2.75 trillion in outstanding debt securities. The Company is the third largest stock transfer agent representing over 1,950 publicly traded companies with over 19 million shareholder accounts.

In investor services, the Company is the world’s largest custodian with $9.7 trillion of assets at December 31, 2004. The Company is the second largest mutual fund custodian with $1.3 trillion in total assets. The Company is the largest U.K. custodian. The Company services over 20% of total exchange traded fund industry assets. The Company acts as trustee/depositary to more than 350 client trusts and open ended investment companies in the UK and over 700 across Europe. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts.

The Company’s broker-dealer services business clears approximately 50% of U.S. Government securities. With over $925 billion in tri-party balances worldwide, the Company is the world’s largest collateral management agent.

The Company’s execution and clearing services business is the largest global institutional agency brokerage organization. In addition, it is the world’s largest institutional elective broker for global execution. The Company provides execution, clearing and financial services outsourcing solutions in over 80 global markets, executing trades for 580 million shares, and clearing 600,000 trades daily. The Company utilizes 21 seats on the New York Stock Exchange. Pershing services over 1,100 introducing broker firms and registered investment advisors who collectively represent nearly 6 million individual investors.

Global payment services facilitates the flow of funds between the Company’s customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

The Company’s strategy is to be a market leader in these businesses and continue to build out its product and service capabilities and add new clients. The Company has completed 92 acquisitions since 1995 primarily in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients’ needs.

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

The Retail Banking segment includes branch banking and consumer and residential mortgage lending. The Company’s retail franchise includes 600,000 customer relationships and 100,000 business relationships. The Company operates 341 branches in 23 counties in the Tri-State region. The Company has 242 branches in New York, 91 in New Jersey and 8 in Connecticut. The New York branches are primarily suburban based with 118 in upstate New York, 86 on Long Island and 38 in New York City. The retail network is a growing source of low cost funding and provides a platform to cross-sell core services from the Servicing and Fiduciary businesses to both individuals and small businesses in the New York metropolitan area. The branches are a meaningful source of private client referrals. Small business and investment centers are set up in the largest 100 branches.

The Financial Markets segment includes non-client related trading of foreign exchange, trading of interest rate risk management products, investing and leasing activities, and treasury services to other business segments. The segment offers a comprehensive array of multi-currency hedging and yield enhancement strategies, and complements the other business segments. The Financial Markets segment centralizes interest rate risk management for the Company.

There were no major customers from whom revenues were individually material to the Company’s performance.

Business Review

Servicing and Fiduciary Businesses

(Dollars in millions)	2004	2003	2002
Net Interest Income	$570	$472	$469
Provision for Credit Losses	3	—	—
Noninterest Income	3,947	3,383	2,728
Noninterest Expense	3,188	2,704	2,011
Income Before Taxes	1,326	1,151	1,186

Average Assets	22,450	16,920	8,333
Average Deposits	35,148	33,304	31,296
Nonperforming Assets	1	9	16

Assets Under Custody (In billions)
Total Assets Under Custody	$9,657	$8,297	$6,775
Equity Securities	35%	34%	26%
Fixed Income Securities	65	66	74
Cross-Border Assets Under Custody	$2,704	$2,323	$1,897

Assets Under Administration (In billions)	33	32	28

Assets Under Management (In billions)
Total Assets Under Management	102	89	76
Equity Securities	36%	34%	29%
Fixed Income Securities	21	22	25
Alternative Investments	15	10	8
Liquid Assets	28	34	38

S&P 500® Index	1,212	1,112	880
NASDAQ® Index	2,175	2,003	1,336
Lehman Brothers Aggregate Bondsm Index	220.6	193.4	160.8
MSCI® EAFE Index	1,515.5	1,288.8	952.7
NYSE Volume (In billions)	367.1	352.4	363.1
NASDAQ® Volume (In billions)	453.9	424.6	433.8

The S&P 500® Index was up 9% for the year, with average daily price levels up 17% from 2003. Performance for the NASDAQ® Index was also strong, increasing 9% for the year, with average daily prices up by 21%. Globally, the MSCI® EAFE index was up 18%. Combined NYSE and NASDAQ® non-program trading volumes were down an estimated 1.2% during the year. As the Company’s business model is more volume than price sensitive, this created a drag on the Company’s equity-linked businesses. The Lehman Brothers Aggregate Bondsm index was up 14%. Average fixed-income trading volume was up 9% offsetting some of the weakness in equities.

The Company continued to expand its servicing and fiduciary businesses in 2004 principally through internal product development and acquisitions. In execution and clearing, the acquisition of Sonic brought the Company a leading desk top trading platform that enhances the technology and product offering. In investor services, the Company was able to achieve further scale in the UIT business through a consolidation.

Results in 2004 showed continued strength in the Company’s primary businesses, including securities servicing and private client services and asset management. In 2004, pre-tax income was $1,326 million, compared with $1,151 million in 2003 and $1,186 million in 2002.

Noninterest income was $3,947 million in 2004, compared with $3,383 million in 2003 and $2,728 million in 2002. The financial performance of the Servicing and Fiduciary businesses segment in 2004 reflects increased revenue in the Company’s core businesses, including securities servicing and related foreign exchange, and private client services and asset management. In 2004, securities servicing fees were $2,858 million, an increase of $446 million, or 19% (9% adjusted for full year impact of Pershing), over 2003, principally due to the full year impact of the Pershing acquisition and good organic growth in the remaining business categories.

Securities Servicing Fees

(In millions)	2004	2003
Execution and Clearing Services	$1,146	$885
Investor Services	921	830
Issuer Services	582	522
Broker-Dealer Services	209	175

Securities Servicing Fees	$2,858	$2,412

Execution and clearing services fees were $1,146 million, compared with $885 million in 2003. These businesses benefited from the full year impact of Pershing, increased client activity as well as strong growth in transition management. BNY Brokerage and B-Trade volumes were down, reflecting the overall decline in non-program trading volumes. The Company has received a favorable response to Sonic, the electronic trading portal it acquired in 2004. Since the acquisition, the Company has installed over 50 money managers on the platform that are responsible for $700 billion in assets under management. Pershing’s correspondent clearing business experienced higher retail activity which increased billable trades. The majority of Pershing’s revenues are generated from non-transactional activities, such as asset gathering, administration and other services. Pershing’s assets under administration were $706 billion at year-end 2004, compared with $633 billion at December 31, 2003. At year-end 2004, margin loans increased to $6.1 billion which indicates that retail investor sentiment remains positive. In addition, as a result of new business wins and organic growth, other key metrics like total active accounts, retirement accounts, and client assets were all up in 2004. In 2003, execution and clearing services fees include the impact of the Pershing acquisition. On a core basis in 2003, execution and clearing services declined from 2002 reflecting the decrease in overall equity transaction volumes as well as pricing pressures.

Investor services fees were $921 million, up 11% compared with $830 million in 2003. The increase over 2003 reflects strength in global fund services, as well as the continued addition of new clients to the Company’s hedge fund servicing platform. At December 31, 2004, hedge fund assets under administration totaled $48 billion, up from $30 billion at year-end 2003. Securities lending fees showed good growth in 2004 benefiting from increased loan assets due to new business wins. The increase in investor service fees relative to 2003 was a result of good organic growth in most areas.

As of December 31, 2004, assets under custody rose to $9.7 trillion, from $8.3 trillion at December 31, 2003. The increase in assets under custody primarily reflects rising equity prices and new business wins. Cross-border custody assets were $2.7 trillion at December 31, 2004, up from $2.3 trillion in 2003. Equity securities composed 35% of the assets under custody at December 31, 2004 compared with 34% at December 31, 2003, while fixed income securities were 65% compared with 66% last year. Assets under custody in 2004 consisted of assets related to the custody business of $5.7 trillion, mutual funds of $1.3 trillion, broker-dealer services assets of $2.1 trillion, and all other assets of $0.6 trillion.

Issuer services fees were $582 million, up 11% from $522 million in 2003. In 2004, the increase reflects strong growth in depositary receipts and corporate trust. In 2003, the improvement in corporate trust reflects the strong fixed income issuance.

Depositary receipts (“DR”) trading volume reached an all time high led by the energy and pharmaceutical industries. In addition, in 2004, the Company experienced positive net DR issuance. Both these trends demonstrate investors’ continued commitment to cross-border investing. DR revenues increased due to higher issue/cancel and dividend activity. Other corporate actions such as initial public offerings, mergers and acquisitions, secondary offerings and rights issues declined. During the year, companies established 121 new DR programs, a 48% jump from last year’s 82 programs, but still lower than the high of 199 new programs established in 2000. However,

non-U.S. companies and governments raised just $8.4 billion in ADR offerings which is 18.5% lower than 2003 and 72% off the high of $30.1 billion raised in 2000.

Corporate trust continued to generate strong performance, reflecting increases in overall issuance levels as well as demand for corporate specialty products. Corporate trust also benefited from increased activity in the European debt markets and in the securitization market. The size of the European debt market increased by 14% to $2.4 trillion and the Company was able to attract significant amounts of new business.

Broker-dealer services fees were $209 million, compared with $175 million in 2003. The increase in 2004 reflects higher volumes due to new business wins in the collateral management business and higher levels of mortgage-backed and government trading activity. The Company now handles approximately $950 billion of financing for the Company’s broker-dealer clients daily through tri-party collateralized financing agreements, up 26% from a year ago. In 2003, broker-dealer services fees reflect strong performance in global clearance and collateral management services, which benefited from new business wins and higher fixed income transaction volumes.

Global payment services fees in 2004 were $317 million, compared with $314 million in 2003. The 2004 results were impacted by the rising rate environment which drove customers to use compensating balances rather than fees to pay for services. In addition, year-over-year growth is attributable to higher volumes and conversion of new business. The 2003 results reflected the build-out of multi-currency product capabilities and further penetration of the financial institutions market segment. In 2003, clients paid for more services with fees rather than leaving compensating balances in a low rate environment.

Private client services and asset management revenues grew to $448 million in 2004 compared with $384 million in 2003. The increase reflects strong growth at Ivy, higher fees in private client services, and higher equity price. In 2003, the increase reflects higher equity price levels as well as the continued demand for alternative investments from Ivy. Ivy continued its international expansion in 2004, opening an office in Tokyo to serve the expanding market for hedge fund products in Asia. Ivy successfully launched its London office in 2003.

Assets under management (“AUM”) were $102 billion at December 31, 2004, compared with $89 billion at December 31, 2003, while assets under administration were $33 billion compared with $32 billion at December 31, 2003. The increase in assets under management reflects growth in Ivy, institutional equity products, and short-term fixed income management, as well as a rise in equity market values. Institutional clients represent 69% of AUM while individual clients equal 31%. AUM at December 31, 2004, are 36% invested in equities, 21% in fixed income, 15% in alternative investments, with the remaining amount in liquid assets.

In 2004, noninterest income attributable to foreign exchange and other trading activities was $207 million, up from $163 million in 2003. The increase primarily reflects more robust client-related foreign exchange revenues due to increased activity from international custody.

Net interest income in the Servicing and Fiduciary businesses segment was $570 million for 2004, compared with $472 million in 2003 and $469 million in 2002. The increase in net interest income in 2004 from 2003 is primarily attributable to the Pershing acquisition, the benefit of rising rates, and customers’ increased use of compensating balances to pay for services. The slight increase in 2003 from 2002 is primarily attributable to the Pershing acquisition, partially offset by the impact of the decline in interest rates. Average assets for 2004 were $22.5 billion, compared with $16.9 billion in 2003 and $8.3 billion in 2002. The increase in assets in 2004 and 2003 from 2002 is attributable to the Pershing acquisition. Average deposits in the Servicing and Fiduciary segment were $35.1 billion versus $33.3 billion in 2003 and $31.3 billion in 2002.

Net charge-offs in the Servicing and Fiduciary businesses segment were $15 million in 2004, $7 million in 2003, and zero in 2002. The increase in charge-offs in 2004 is attributable to a credit loss in Pershing’s UK clearing business as a result of an alleged deceptive scheme perpetrated on Pershing. Nonperforming assets were $1 million, compared with $9 million in 2003 and $16 million in 2002.

Noninterest expense increased by 18% in 2004 to $3,188 million, compared with $2,704 million in 2003 and $2,011 million in 2002. The rise in noninterest expense in 2004 and 2003 is attributable to Pershing and other acquisitions, the Company’s continued investment in technology and business continuity, increased pension expense, the expensing of stock options, higher volume-related sub-custodian and clearing expenses, and higher variable compensation related to revenue growth.

Corporate Banking

(In millions)	2004	2003	2002
Net Interest Income	$350	$376	$421
Provision for Credit Losses	70	113	139
Noninterest Income	320	297	283
Noninterest Expense	230	217	206
Income Before Taxes	370	343	359

Average Assets	17,482	19,597	22,844
Average Deposits	6,232	6,634	6,922
Nonperforming Assets	198	327	414
Net Charge-offs	32	148	324

The Corporate Banking segment coordinates all banking and credit-related services to customers through its global relationship managers. The two main client bases served are financial institution clients and corporate clients. The Company’s strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.

Over the past several years, the Company has been seeking to improve its overall risk profile by reducing its credit exposures through elimination of non-strategic exposures, cutting back large individual exposures and avoiding outsized industry concentrations. Since 2000, the Company has reduced credit exposure to its corporate client base by $20.7 billion, or 47%. In 2002, the Company set a goal of reducing corporate credit exposure to $24 billion by December 31, 2004. This goal was accomplished in early 2004 and exposures have since declined to $23 billion.

In 2004 pre-tax income was $370 million, compared with $343 million in 2003 and $359 million in 2002. The improvement in 2004 is primarily attributable to the reduction in credit risk as well as favorable conditions in credit markets, which resulted in a lower provision for credit losses. Now that the Company has achieved its principal risk management objectives, assets should be flat to slightly growing going forward.

The Corporate Banking segment’s net interest income was $350 million in 2004, compared with $376 million in 2003 and $421 million in 2002. The decrease in 2004 reflects a continued reduction in lending to corporate borrowers as well as a decline in deposits. Credit spreads were also lower reflecting the higher asset quality of the portfolio. Average assets for 2004 were $17.5 billion, compared with $19.6 billion in 2003 and $22.8 billion in 2002. Average deposits in the Corporate Banking segment were $6.2 billion versus $6.6 billion in 2003 and $6.9 billion in 2002.

The provision for credit losses, which is assessed on a long-term credit cycle basis (see “Business Segment Accounting Principles”), was $70 million in 2004, compared with $113 million in 2003 and $139 million in 2002. The decrease in 2004 principally reflects the benefits of the Company’s corporate credit risk reduction program.

Net charge-offs in the Corporate Banking segment were $32 million, $148 million, and $324 million in 2004, 2003, and 2002. The charge-offs in 2004 primarily relate to loans to media, corporate, and foreign borrowers. The charge-offs in 2003 primarily relate to loans to corporate borrowers. Nonperforming assets were $198 million, $327 million, and $414 million in 2004, 2003 and 2002. The decrease in nonperforming assets in 2004 primarily reflects the sale of $43 million of loans to the operating subsidiaries of a major cable company as well as paydowns and charge-offs of domestic and foreign commercial loans. The decrease in nonperforming assets in 2003 primarily reflects reductions in the levels of nonperforming cable and telecom credits.

The increase in noninterest income to $320 million in the current year from $297 million in 2003 was due to higher capital markets fees particularly syndication and advisory fees. In 2004, the Company was involved in 134 capital markets transactions, down from 181 in 2003 and 143 in 2002. In 2004, fixed income trading of corporate issues decreased reflecting a lower level of activity in the secondary fixed income markets. Loan commitment fees were approximately flat in 2004 versus 2003.

In 2003, the increase in noninterest income of $14 million from $283 million in 2002 was principally due to higher capital markets fees, as syndication and underwriting fees increased reflecting robust loan and debt markets.

Noninterest expense in 2004 was $230 million, compared to $217 million in 2003 and $206 million in 2002. The increase in noninterest expense in 2004 and 2003 was due in part to a higher pension expense, commencement of stock option expensing, and an increase in incentive compensation tied to revenues.

Retail Banking

(Dollars in millions)	2004	2003	2002
Net Interest Income	$491	$476	$473
Provision for Credit Losses	20	19	12
Noninterest Income	114	120	118
Noninterest Expense	384	371	328
Income Before Taxes	201	206	251

Average Assets	5,645	5,374	5,108
Average Noninterest-Bearing Deposits	5,306	4,772	3,900
Average Deposits	15,146	14,432	13,020
Nonperforming Assets	15	13	10
Net Charge-offs	22	21	20

Number of Branches	341	341	341
Number of ATMs	378	378	371

The Retail Banking segment provides the Company with a growing source of core deposits. The segment represents an attractive distribution channel, and the Company has continued to expand the products offered through the retail branch system. The branch system is focused on the suburban Tri-State New York metropolitan area.

The Retail Banking segment continues to demonstrate stable results in spite of increased competition in the New York metropolitan area. In 2004 pre-tax income was $201 million, compared with $206 million in 2003 and $251 million in 2002. The Company has been able to steadily grow its deposit balances, with average deposits reaching $15.1 billion for 2004.

The Company continues to enhance the services offered through the branch system. This includes leveraging its retail client base to distribute BNY Asset Management and third party investment products. Currently, investment products are cross sold to over 10% of the client base. The Company is also seeking selective expansion opportunities within its current branch footprint.

Net interest income in the Retail Banking segment was $491 million in 2004, compared with $476 million in 2003 and $473 million in 2002. Net interest income growth in 2004 reflects growth in assets and deposits. The segment also benefited from the increasing number of small business customers’ use of compensating balances to pay for services. Net interest income in 2003 increased slightly as spread compression on deposits in a lower rate environment was offset by growth in the loan portfolio. Average deposits generated by the Retail Banking segment were $15.1 billion in 2004, compared with $14.4 billion in 2003 and $13.0 billion in 2002. Average noninterest-bearing deposits were $5.3 billion in 2004, compared with $4.8 billion in 2003 and $3.9 billion in 2002. Average assets in the Retail Banking segment were $5.6 billion, compared with $5.4 billion in 2003 and $5.1 billion in 2002.

Noninterest income was $114 million in 2004, compared with $120 million in 2003 and $118 million in 2002. The decline in noninterest income in 2004 is attributable to small business customers using compensating balances rather than fees to pay for services, and a gain on the sale of consumer loans in 2003.

Noninterest expense was $384 million in 2004, compared with $371 million in 2003 and $328 million in 2002. The rise in noninterest expense in 2004 was attributable to higher marketing, occupancy, technology and staff costs. The increase in noninterest expense in 2003 was due to a higher pension expense, the commencement of stock option expensing, and increased occupancy, legal, and advertising expenses.

Net charge-offs were $22 million, $21 million, and $20 million in 2004, 2003, and 2002. Nonperforming assets were $15 million in 2004, compared with $13 million in 2003 and $10 million in 2002. The increase in charge-offs and nonperforming loans reflects the growth in the Company’s small business loan portfolio over the last few years.

Financial Markets

(In millions)	2004	2003	2002
Net Interest Income	$308	$320	$327
Provision for Credit Losses	20	21	20
Noninterest Income	195	177	194
Noninterest Expense	116	101	89
Income Before Taxes	367	375	412

Average Assets	49,615	46,056	41,187
Average Deposits	4,529	4,245	2,558
Average Investment Securities	22,952	19,850	15,315
Net Charge-offs	14	5	127

Income before taxes declined to $367 million in 2004 from $375 million and $412 million in 2003 and 2002. Net interest income was $308 million in 2004, compared with $320 million in 2003 and $327 million in 2002. The decrease in 2004 reflects the impact of an increase in interest rates on the segments’ funding costs, partially offset by an increase in assets. The decrease in 2003 reflects lower reinvestment yields on the investment securities portfolio partially offset by an increase in assets, primarily highly-rated mortgage-backed securities. Average assets in the Financial Markets segment were $49.6 billion in 2004, up from $46.1 billion in 2003 and $41.2 billion in 2002. The increase in assets reflects the Company’s continuing strategy to reduce its investment in higher risk corporate loans and to increase holdings of highly-rated, more liquid investment securities. The Company continues to invest in hybrid adjustable or short life classes of structured mortgage-backed securities, both of which have short durations.

The provision for credit losses, which is assessed on a long-term credit cycle basis (see “Business Segment Accounting Principles”), was $20 million in 2004, compared with $21 million in 2003 and $20 million in 2002. Net charge-offs were $14 million, $5 million, and $127 million in 2004, 2003, and 2002, respectively. Charge-offs in 2004 and 2003 were primarily related to airline exposure. The decrease in charge-offs in 2003 versus 2002 primarily reflects the Company’s charge-off of $125 million of its $130 million leasing exposure to United Airlines in 2002.

Noninterest income was $195 million in 2004, compared with $177 million in 2003 and $194 million in 2002. The increase in noninterest income in 2004 from 2003 reflects higher equity securities gains and foreign exchange trading partially offset by a decline in income from trading interest rate derivatives. The decrease in noninterest income in 2003 from 2002 reflects declines in equity securities gains partially offset by higher foreign exchange and interest rate derivative trading.

Noninterest expense increased in 2004 and 2003 due to higher incentive compensation, higher pension expense, and the commencement of stock option expensing.

The consolidating schedule below shows the contribution of the Company’s segments to its overall profitability.

(Dollars in millions) For the Year Ended December 31, 2004	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
Net Interest Income	$570	$350	$491	$308	$(74)	$1,645
Provision for Credit Losses	3	70	20	20	(98)	15
Noninterest Income	3,947	320	114	195	115	4,691
Noninterest Expense	3,188	230	384	116	204	4,122

Income Before Taxes	$1,326	$370	$201	$367	$(65)	$2,199

Contribution Percentage	59%	16%	9%	16%

Average Assets	$22,450	$17,482	$5,645	$49,615	$4,148	$99,340

(Dollars in millions) For the Year Ended December 31, 2003	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
Net Interest Income	$472	$376	$476	$320	$(35)	$1,609
Provision for Credit Losses	—	113	19	21	2	155
Noninterest Income	3,383	297	120	177	29	4,006
Noninterest Expense	2,704	217	371	101	305	3,698

Income Before Taxes	$1,151	$343	$206	$375	$(313)	$1,762

Contribution Percentage	56%	16%	10%	18%

Average Assets	$16,920	$19,597	$5,374	$46,056	$3,520	$91,467

(Dollars in millions) For the Year Ended December 31, 2002	Servicing and Fiduciary Businesses	Corporate Banking	Retail Banking	Financial Markets	Reconciling Items	Consolidated Total
Net Interest Income	$469	$421	$473	$327	$(25)	$1,665
Provision for Credit Losses	—	139	12	20	514	685
Noninterest Income	2,728	283	118	194	(180)	3,143
Noninterest Expense	2,011	206	328	89	117	2,751

Income Before Taxes	$1,186	$359	$251	$412	$(836)	$1,372

Contribution Percentage	54%	16%	11%	19%

Average Assets	$8,333	$22,844	$5,108	$41,187	$2,358	$79,830

Reconciling Items

Description—Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital, and the funding of goodwill and intangibles. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company’s recorded provision. The Company’s approach to acquisitions is highly centralized and controlled by senior management. Accordingly, the resulting goodwill and other intangible assets are reconciling items for average assets. The related amortization is a reconciling item for noninterest expense. Other reconciling items for noninterest expense primarily reflect corporate overhead and severance.

To assess as accurately as possible the performance of its segments in 2004, the Company analyzed reconciling items related to corporate overhead. As a result of this analysis, the Company reclassified from reconciling items to the individual segments certain items related to insurance, compliance, and incentive compensation expenses. In addition, a minor modification was made to the method used to allocate earnings on capital. The impact of these changes was a decline in pre-tax income of the segments and a reduction in the amount of reconciling items as shown below:

Segment	2004	2003	2002
(In millions)
Servicing and Fiduciary	$(95)	$(98)	$(103)
Corporate Banking	(15)	(18)	(13)
Retail Banking	(12)	(23)	(10)
Financial Markets	(11)	—	(4)

Subtotal	(133)	(139)	(130)
Reconciling	133	139	130

Total	$—	$—	$—

The detail of reconciling items for the past three years is presented in the following table.

(In millions)	2004	2003	2002
Segments’ Revenue	$6,295	$5,621	$5,013
Adjustments:
Earnings Associated with Assignment of Capital	(60)	(87)	(83)
Securities Gains	19	—	(213)
SFAS 13 Cumulative Lease Adjustment	(66)	—	—
Taxable Equivalent Basis and Other Tax-Related Items	52	51	57
Other	96	30	34

Subtotal–Revenue Adjustments	41	(6)	(205)

Consolidated Revenue	$6,336	$5,615	$4,808

Segments’ Income before Tax	$2,264	$2,075	$2,208
Adjustments:
Revenue Adjustments (Above)	41	(6)	(205)
Provision for Credit Losses Different than GAAP	99	(2)	(514)
Severance Costs	(16)	(10)	(19)
Goodwill and Intangibles Amortization	(34)	(25)	(7)
Pershing Integration Expenses	—	(96)	—
RW Matter	(30)	—	—
GMAC Settlement	—	(78)	—
Lease Termination	(8)	—	—
Corporate Overhead	(117)	(96)	(91)

Consolidated Income before Tax	$2,199	$1,762	$1,372

Segments’ Total Average Assets	$95,192	$87,947	$77,472
Adjustments:
Goodwill and Intangibles	4,148	3,520	2,358

Consolidated Average Assets	$99,340	$91,467	$79,830

In addition to the recurring reconciling items discussed above in certain years, other significant items may be included as reconciling items. In 2004, the items discussed under “Other 2004 Developments” except for taxes were included in reconciling items. These included SFAS 13 cumulative adjustments to the leasing portfolio, which impacted net interest income by $66 million. Also included were four large sponsor fund securities gains of $19 million, and gains on sale of Wing Hang Bank, and on a lease residual which in aggregate impacted Other by $51 million. The SFAS 13 aircraft adjustments impacted the provision by $7 million. Finally, severance and lease termination expense and a charge for the RW Matter impacted noninterest expense by $48 million. In 2004, the increase in corporate overhead reflects higher consulting, incentive compensation, and stock option expenses.

In 2003, merger and integration costs associated with Pershing and the GMAC settlement were reconciling items.

In 2002, the ESDC grant and the sale of certain securities and other gains were reconciling items for noninterest income.

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

The reconciling item for securities gains relates to the Financial Markets business. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company’s taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment. In 2004, the $66 million reconciling item related to SFAS 13 cumulative lease adjustments and the $19 million gain on sponsor fund investments would be attributable to the Financial Markets segment. The $48 million gain on the sale of Wing Hang recorded in Other would be attributable to the Corporate Banking segment in 2004. The charge for the RW Matter would be attributable to the Retail Banking segment.

The reconciling item for the provision for credit losses primarily relates to Corporate Banking, although in 2004 and 2002, approximately $7 million and $200 million relate to Financial Markets. Severance and lease termination costs primarily relate to the Servicing and Fiduciary segment, the Corporate Banking segment, and to staff areas that cut across all business lines. Goodwill and intangible amortization primarily relates to the Servicing and Fiduciary segment. The GMAC settlement would be allocated to the Corporate Banking segment. Pershing integration expenses are attributable to the Servicing and Fiduciary segment. Corporate overhead is difficult to specifically identify with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures.

Foreign Operations

The Company’s primary foreign activities consist of securities servicing and global payment services. Target customers include financial service companies, pension funds and securities issuers worldwide. In Execution & Clearing, the Company provides clearing and financial services outsourcing solutions in 65 countries and institutional trade execution services in over 80 global markets including 50 emerging markets. In Investor Services, the Company is a leading global custodian and provides off-shore mutual fund servicing capabilities for funds registered in Dublin, Channel Islands, Luxemburg and Singapore.

In Issuer Services, the Company has been a leader in the ADR market, currently acting as the DR agent for 64% of all publicly sponsored listings by foreign companies. For debt issuance, the Company is one of the leading corporate trust providers for global debt issuance.

The Company is also a leading provider and major market maker in the area of foreign exchange and interest-rate risk management services, dealing in over 100 currencies, and provides traditional trust and banking services to customers domiciled outside of the United States, principally in Europe and Asia. Ivy UK provides clients in Europe and the Middle East with hedge fund of funds investment advisory services.

The Company seeks to expand its local market capabilities in key international markets that extend beyond traditional custodial and off-shore servicing roles. Major operation centers are based in London England, Brussels Belgium, and Singapore with additional subsidiaries, branches, and representative offices in 32 countries. The Company has extensive local capabilities and market share in the United Kingdom and Ireland and has formed marketing alliances to gain local presence in the Benelux countries, Germany and Eastern Europe. The Company is currently evaluating other alliances in different regions of the world.

International clients accounted for 24% of revenue and 17% of net income in 2004. The Company has approximately 3,725 employees in Europe and 1,533 in Asia. Foreign revenue, income before income taxes, net income and assets from foreign operations are shown in the table below.

	2004				2003				2002
(In millions) Geographic Data	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets
Domestic	$4,825	$1,821	$1,192	$74,343	$4,439	$1,504	$987	$72,830	$3,752	$1,033	$679	$57,541
Europe	1,096	267	175	15,062	886	237	156	13,771	790	314	206	13,589
Asia	260	94	62	3,759	171	15	10	4,348	146	21	14	3,670
Other	155	17	11	1,365	119	6	4	1,448	120	4	3	2,940

Total	$6,336	$2,199	$1,440	$94,529	$5,615	$1,762	$1,157	$92,397	$4,808	$1,372	$902	$77,740

In 2004, revenues from Europe were $1,096 million, compared with $886 million in 2003 and $790 million in 2002. The increase in 2004 reflects the full year impact of the Pershing acquisition, new business growth, and increased revenue from DR and Ivy. The increase in 2003 in Europe compared with 2002 reflects the Pershing acquisition. Revenues from Asia were $260 million in 2004, compared with $171 million and $146 million in 2003 and 2002, respectively. The increase in Asia in 2004 was primarily due to the sale of Wing Hang and higher revenue from Ivy. The increase in Asia in 2003 compared with 2002 reflects a shift in interest earning assets from Europe to Asia. Net income from Europe was $175 million in 2004, compared with $156 million and $206 million in 2003 and 2002. Net income from Asia was $62 million in 2004, compared with $10 million and $14 million in 2003 and 2002, respectively. Net income in Europe and Asia were driven by the same factors affecting revenue. In addition, in 2004 and 2003, net income in Europe was adversely impacted by the strength of the Euro and Sterling versus the U.S. dollar.

Cross-Border Risk

Foreign assets are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government’s regulations. In addition, the Company’s foreign assets may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest bearing investments, and other monetary assets which are denominated in U.S. dollars or other non-local currency. Also included are local currency outstandings not hedged or funded by local borrowings.

The tables below show the Company’s cross-border outstandings for the last three years where cross-border exposure exceeds 1.00% of total assets (denoted with “*”) or 0.75% of total assets (denoted with “**”).

2004

(In millions)	Germany*	United Kingdom*	France*
Banks and Other Financial Institutions	$2,586	$307	$850
Public Sector	176	—	128
Commercial, Industrial and Other	433	776	302

Total Cross-Border Outstandings	$3,195	$1,083	$1,280

2003

(In millions)	Germany*	United Kingdom*	Belgium*	Netherlands*	France**
Banks and other Financial Institutions	$1,988	$1,048	$815	$719	$473
Public Sector	169	1	217	—	143
Commercial, Industrial and Other	377	885	108	359	299

Total Cross-Border Outstandings	$2,534	$1,934	$1,140	$1,078	$915

2002

(In millions)	Germany*	United Kingdom*	Korea**	France**
Banks and other Financial Institutions	$1,702	$1,191	$250	$240
Public Sector	174	—	—	—
Commercial, Industrial and Other	558	1,086	444	429

Total Cross-Border Outstandings	$2,434	$2,277	$694	$669

Critical Accounting Policies

The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements under “Summary of Significant Accounting and Reporting Policies”. Four of the Company’s more critical accounting policies are those related to the allowance for credit losses, the valuation of derivatives and securities where quoted market prices are not available, goodwill and other intangibles, and pension accounting. In addition to the “Summary of Significant Accounting and Reporting Policies” footnote, further information on policies related to the allowance for credit losses can be found under “Asset Quality and Allowance for Credit Losses” in the MD&A. Further information on the valuation of derivatives and securities where quoted market prices are not available can be found under “Market Risk Management” and “Trading Activities and Risk Management” in the MD&A section and in “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements. Further information on goodwill and intangible assets can be found in “Goodwill and Intangibles” in the Notes to Consolidated Financial Statements. Additional information on pensions can be found in “Employee Benefit Plans” in the Notes to the Consolidated Financial Statements.

Allowance for Credit Losses

The allowance for credit losses and allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits, (2) an allowance for higher risk rated loans and exposures, (3) an allowance for pass rated loans and exposures, and (4) an unallocated allowance based on general economic conditions and certain risk factors in the Company’s individual portfolio and markets. Further discussion on the four elements can be found under “Asset Quality and Allowance for Credit Losses” in the MD&A section.

The allowance for credit losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company’s internal ratings are generally consistent with external rating agency’s default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

The Company considers it difficult to quantify the impact of changes in forecast on its allowance for credit losses. Nevertheless, the Company believes the following discussion may enable investors to better understand the variables that drive the allowance for credit losses.

Another key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At December 31, 2004, the unallocated allowance was 16% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $37 million, respectively.

The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $76 million, while if each pass credit were rated one grade worse, the allowance would have increased by $112 million.

For higher risk rated credits, if the loss given default were 10% worse, the allowance would have increased by $20 million, while if the loss given default were 10% better, the allowance would have decreased by $14 million.

For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $14 million, respectively.

Valuation of Derivatives and Securities Where Quoted Market Prices Are Not Available

When quoted market prices are not available for derivatives and securities values, such values are determined at fair value, which is defined as the value at which positions could be closed out or sold in a transaction with a willing counterparty over a period of time consistent with the Company’s trading or investment strategy. Fair value for these instruments is determined based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Financial models use as their basis independently sourced market parameters including, for example, interest rate yield curves, option volatilities, and currency rates. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by independent parties. The Company’s valuation process takes into consideration factors such as counterparty credit quality, liquidity and concentration concerns. The Company applies judgment in the application of these factors. In addition, the Company must apply judgment when no external parameters exist. Finally, other factors can affect the Company’s estimate of fair value including market dislocations, incorrect model assumptions, and unexpected correlations.

These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See “Use of Estimates” in the Notes to Consolidated Financial Statements “Summary of Significant Accounting and Reporting Policies”.

To assist in assessing the impact of a change in valuation, at December 31, 2004, approximately $2.6 billion of the Company’s portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $64 million.

Goodwill and Other Intangibles

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,477 million at December 31, 2004) and indefinite-lived intangible assets ($370 million at December 31, 2004) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets.

The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing its fair value to its carrying value.

Other identifiable intangible assets ($423 million at December 31, 2004) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Intangibles” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

To assist in assessing the impact of a goodwill or intangible asset impairment charge at December 31, 2004, the Company has $4.3 billion of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of slightly over $200 million.

Pension Accounting

The Company has defined benefit plans covering approximately 14,700 U.S. employees and approximately 2,400 non-U.S. employees.

The Company has three defined benefit pension plans in the U.S. and six overseas. The U.S. plans account for 86% of the projected benefit obligation. Pension credits were $24 million, $39 million, and $95 million in 2004, 2003 and 2002. In addition to its pension plans, the Company also has an Employee Stock Ownership Plan (“ESOP”) which may provide additional benefits to certain employees. Upon retirement, covered employees are entitled to the higher of their benefit under the ESOP or the defined benefit plan. If the benefit is higher under the defined benefit plan, the employees’ ESOP account is contributed to the pension plan.

A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2002, these key elements have varied as follows:

	2005	2004	2003	2002
(Dollars in millions, except per share amounts)
Domestic Plans:
Long-Term Rate of Return on Plan Assets	8.25%	8.75%	9.00%	10.50%
Discount Rate	6.00	6.25	6.50	7.25

Market-Related Value of Plan Assets(1)	$1,502	$1,523	$1,483	$1,449
ESOP Stock Price(1)	30.67	27.88	33.30	42.58

Net U.S. Pension Credit/(Expense)		$31	$46	$100
All Other Pension Credit/(Expense)		(7)	(7)	(5)

Total Pension Credit		$24	$39	$95

(1)	Actuarially smoothed data. See “Summary of Significant Accounting and Reporting Policies” in Notes to the Consolidated Financial Statements.

The discount rate for U.S. pension and postretirement plans is based on, among other factors, a spread over the Lehman AA Long-Term Corporate Bond Index Yield. At September 30, 2004 and 2003, the Lehman AA Long-Term Corporate Bond Index Yields were 5.36% and 5.35%, and the discount rates were 6.00% and 6.25%, respectively. The discount rates for foreign pension plans are based on high quality corporate bonds rates in countries that have an active corporate bond market. In those countries with no active corporate bond market, discount rates are based on local government bond rates plus a credit spread.

The Company’s expected long-term rate of return on plan assets is based on anticipated returns for each asset class. At September 30, 2004 and 2003, the assumptions for the long-term rates of return on plan assets were 8.25% and 8.75%, respectively. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed income markets, which should track the long-term historical returns for these markets. The Company also considers the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

The market-related value of plan assets also influences the level of pension expense. Differences between expected and actual returns are recognized over five years to compute an actuarially derived market-related value of plan assets. In 2005, the Company expects the market-related value of plan assets to decline as the extraordinary actual return in 2000 is replaced with a more modest return.

Unrecognized actuarial gains and losses are amortized over the future service period (11 years) of active employees if they exceed a threshold amount. The Company currently has unrecognized losses which are being amortized.

In 2005, based on the Company’s review of changes in prospective assumptions, the amortization of unrecognized pension losses and the anticipated decline in the market-related value of plan assets, the pre-tax U.S. pension credit is expected to decline by approximately $48 million.

The annual impact on the primary U.S. plan of hypothetical changes in the key elements on the pension credit are shown in the table below.

(Dollars in millions)	Increase in Pension Expense		2005 Base	Decrease in Pension Expense
Long-Term Rate of Return on Plan Assets	7.25%	7.75%	8.25%	8.75%	9.25%
Change in Pension Expense	$14.6	$7.3	$—	$7.3	$14.6

Discount Rate	5.50%	5.75%	6.00%	6.25%	6.50%
Change in Pension Expense	$7.4	$3.7	$—	$3.6	$7.2

Market-Related Value of Plan Assets	-20.00%	-10.00%	$1,502	+10.00%	+20.00%
Change in Pension Expense	$58.2	$29.1	—	$27.2	$39.6

ESOP Stock Price	$20.67	$25.67	$30.67	$35.67	$40.67
Change in Pension Expense	$14.6	$7.0	$—	$6.5	$12.6

Consolidated Balance Sheet Review

The Company’s assets were $94.5 billion at December 31, 2004, up from $92.4 billion in the prior year. The increase in 2004 from 2003 primarily reflects growth in the Company’s deposit base, which drove the growth in assets. Investment securities as a percent of the Company’s year-end assets were 25% in 2004 and 2003. Excluding margin loans, loans as a percent of assets was 31% of assets in both 2004 and 2003. Total shareholders’ equity was $9.3 billion at December 31, 2004 compared with $8.4 billion in 2003. The major reason for the increase in shareholders’ equity was the retention of earnings.

Investment Securities

Total investment securities were $23.8 billion in 2004, compared with $22.8 billion in 2003 and $18.3 billion in 2002. The increases in 2004 and 2003 were primarily due to growth in the Company’s portfolio of highly rated mortgage-backed securities. In 2004 and 2003, the Company added approximately $0.7 billion and $5.6 billion of mortgage-backed securities to its investment portfolio. Average investment securities were $23.0 billion in 2004 compared with $19.9 billion in 2003 and $15.3 billion in 2002. At December 31, 2004, the fixed income portfolio composition was approximately 34% hybrid, 28% fixed rate, and 21% variable rate mortgage-backed securities while treasuries, government agencies, municipalities and short-term securities were 9% and other securities were 8%.

The Company’s portfolio of mortgage-backed securities is 89% rated AAA, 6% AA, and 5% A. Mortgage-backed securities increased to $19.4 billion in 2004 from $18.7 billion in 2003. The primary risk in these securities is interest rate sensitivity. The Company seeks to reduce interest rate risk by investing in securities that convert to floating within three to five years or by investing in traunches of mortgage-backed securities that have rapid repayment characteristics. See “Asset/Liability Management”. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The Company has maintained an effective duration of approximately 1.8 years on its mortgage portfolio to best match its liabilities and to reduce the adverse impact from a rise in interest rates.

Corporate debt securities declined slightly in 2004. The primary risks in corporate debt securities are credit risk and interest rate risk. Almost all of the corporate securities are investment grade. Included in these securities are $0.8 billion of investment grade securities that are guaranteed by highly rated financial institutions.

The short-term money market instruments and obligations of state and political subdivisions have a modest amount of credit risk. The U.S. Treasury and Agency securities and obligations of state and political subdivisions are generally fixed rate securities so they expose the Company to interest rate risk.

The table below shows the distribution of the Company’s securities portfolio:

Investment Securities (at Fair Value)

(In millions)	December 31, 2004	December 31, 2003
Fixed Income:
Mortgage-Backed Securities	$19,393	$18,703
Asset-Backed Securities	—	20
Corporate Debt	1,259	1,326
Short-Term Money Market Instruments	982	917
U.S. Treasury Securities	403	505
U.S. Government Agencies	505	241
State and Political Subdivisions	197	251
Emerging Market Debt (Collateralized by U.S. Treasury Zero Coupon Obligations)	107	109
Other Foreign Debt	545	518

Subtotal Fixed Income	23,391	22,590

Equity Securities:
Money Market Funds	388	200
Other	10	12

Subtotal Equity Securities	398	212

Total Securities	$23,789	$22,802

Net unrealized gains for securities available-for-sale were $75 million at December 31, 2004, compared with $201 million at December 31, 2003. The decline in unrealized gains reflects the rise in interest rates in 2004.

The following table shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company’s securities portfolio at December 31, 2004.

	U.S. Government		U.S. Government Agency		States and Political Subdivisions		Other Bonds, Notes and Debentures		Mortgage/ Asset - Backed and Equity Securities
(Dollars in millions)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Total
Securities Held-to-Maturity
One Year or Less	$—	—%	$—	—%	$30	3.77%	$2	1.92%	$—	—%	$32
Over 1 through 5 Years	38	4.29	245	3.29	—	—	—	—	—	—	283
Over 5 through 10 Years	10	4.43	—	—	—	—	—	—	—	—	10
Over 10 years	—	—	—	—	—	—	129	6.09	—	—	129
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	1,432	4.68	1,432

	$48	4.32%	$245	3.29%	$30	3.77%	$131	6.09%	$1,432	4.68%	$1,886

Securities Available-for-Sale
One Year or Less	$312	2.64%	$109	2.29%	$11	5.99%	$1,557	3.62%	$—	—%	$1,989
Over 1 through 5 Years	42	2.59	153	2.96	46	5.93	511	4.68	—	—	752
Over 5 through 10 Years	—	—	—	—	59	6.00	45	6.17	—	—	104
Over 10 years	—	—	—	—	50	6.19	660	3.58	—	—	710
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	17,963	3.94	17,963
Asset-Backed Securities	—	—	—	—	—	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—	—	—	398	2.03	398

Total	$354	2.64%	$262	2.68%	$166	6.04%	$2,773	3.85%	$18,361	3.90%	$21,916

*	Yields are based upon the amortized cost of securities.

The Company also has equity investments categorized as other assets (bracketed amounts indicate carrying values). Included in other assets are strategic investments related to securities servicing ($83 million), venture capital investments ($353 million), minority interests in various non-consolidated subsidiaries ($212 million), tax advantaged low-income housing ($268 million), Federal Reserve Bank stock ($106 million), and other equity investments ($13 million).

The largest minority interest is Wing Hang with a fair value of $416 million (book value of $192 million) at December 31, 2004. An agreement with certain other shareholders of Wing Hang prohibits the sale of this interest without their permission. The Company received dividends from Wing Hang of $12 million, $17 million, and $12 million in 2004, 2003, and 2002. In early 2004, the Company reduced its investment in Wing Hang from approximately 25% of Wing Hang’s outstanding shares to 20%.

Venture capital activities consist of investments in private equity funds, mezzanine financings, and direct equity investments. The carrying and fair value of the Company’s venture capital investments was $353 million at December 31, 2004, consisting of investments in private equity funds of $272 million, direct equity of $19 million, mezzanine financings of $34 million and leveraged bond funds of $28 million. Fair values for private equity funds are generally based upon information provided by fund sponsors and the Company’s knowledge of the underlying portfolio while mezzanine financing and direct equity investments are based upon Company’ models.

In 2004, the Company had invested on average $390 million in venture capital. Securities gains and interest income were $83 million, a pre-tax return of 21%. For 2005, the Company enters the year with a $353 million investment balance, and would expect returns to be somewhat lower.

At December 31, 2004, the Company had $60 million of principal investment commitments to private equity funds and partnerships compared with $111 million at December 31, 2003. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. If unused, the commitments expire as follows:

(In millions)	Commitments
2005	$13
2006	42
2007	5

Total	$60

Commitments to venture capital limited partnerships may extend beyond expiration period shown to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

Consistent with the Company’s policy to focus on its core activities, it continues to reduce its exposure to venture capital activities, as prior investments are harvested and new investment commitments ceased in 2002. Nonetheless, since the commitments expire over the next three years and the investment cycle is long, it may take a number of years to significantly reduce these investments. At December 31, 2004, the Company had hedged approximately $17 million of its private equity fund investments. Hedge gains and losses are recorded at fair value in securities gains.

Loans

	December 31,			Annual Average
(In billions)	Total	Non-Margin	Margin	Total	Non-Margin	Margin
2004	$35.8	$29.7	$6.1	$37.8	$31.5	$6.3
2003	35.3	29.6	5.7	35.6	31.8	3.8
2002	31.3	30.9	0.4	34.3	33.9	0.4

Total loans were $35.8 billion at December 31, 2004, compared with $35.3 billion in 2003. The increase in 2004 versus 2003 primarily reflects growth in margin loans. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $37.8 billion in 2004, compared with $35.6 billion in 2003. The increase in average loans in 2004 primarily results from the growth in margin loans due to the full year impact of the Pershing acquisition.

The table below shows trends in the loans outstanding at year-end over the last five years based on a product analysis.

(In millions)	2004	2003	2002	2001	2000
Domestic
Commercial and Industrial Loans	$6,168	$6,611	$10,612	$11,633	$13,785
Real Estate Loans:
Construction and Land Development	284	304	480	434	357
Other, Principally Commercial Mortgages	2,040	2,335	2,420	2,501	2,664
Collateralized by Residential Properties	4,593	3,739	3,416	3,050	3,049
Banks and Other Financial Institutions	1,323	1,320	1,292	2,075	2,014
Loans for Purchasing or Carrying Securities	3,028	4,221	1,720	3,581	2,480
Lease Financings	3,595	3,727	3,529	3,576	3,092
Less:
Unearned Income on Lease Financings	(1,072)	(1,063)	(944)	(1,026)	(880)
Consumer Loans	1,293	1,429	1,669	1,782	1,774
Margin loans	6,059	5,712	352	452	217
Other	548	431	238	427	448

Total Domestic	27,859	28,766	24,784	28,485	29,000

Foreign
Commercial and Industrial Loans	793	1,305	1,780	2,390	3,023
Banks and Other Financial Institutions	3,939	2,045	1,624	2,060	1,761
Lease Financings	5,871	6,026	6,062	5,271	4,827
Less:
Unearned Income on Lease Financings	(2,731)	(2,960)	(3,124)	(2,810)	(2,520)
Government and Official Institutions	42	93	205	224	134
Other	8	8	9	127	36

Total Foreign	7,922	6,517	6,556	7,262	7,261

Less: Allowance for Loan Losses	(591)	(668)	(656)	(415)	(298)

Net Loans	$35,190	$34,615	$30,684	$35,332	$35,963

Asset Quality and Allowance for Credit Losses

Over the past several years, the Company has attempted to improve its risk profile through sharper strategic focus on clients who are active users of the Company’s non-credit services, with a de-emphasis on broad-based loan growth. The Company’s exposure to credit risk of a customer consists of funded loans, unfunded formal contractual commitments to lend, and counterparty risk associated with derivative transactions.

The role of credit has shifted to one that complements the Company’s other services instead of as a lead product. Credit solidifies customer relationships and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship. The Company’s credit risk management objectives are: (1) to eliminate non-strategic exposures, (2) to increase granularity in the portfolio by cutting back large individual borrower exposures, (3) to restructure the portfolio to avoid outsized industry concentrations, and (4) to reduce exposures to non-investment grade counterparties. The goal of these objectives is to reduce volatility in the Company’s credit provisioning and earnings. The Company regularly culls its loan portfolio of credit exposures that no longer meet risk/return criteria, including an assessment of overall relationship profitability. In addition, the Company makes use of credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties.

The Company continues to make progress towards improving its credit risk profile.

•	In early 2004, the Company achieved two previously announced goals for its credit portfolio: 1) corporate exposure was reduced below $24 billion and 2) telecom exposure was reduced below $750 million. At December 31, 2004, corporate exposure was $23.0 billion while telecom exposure was $592 million.

•	The Company brought industry concentrations in line with reduced targets in areas such as telecom, retailing, and automotive. The largest single corporate industry exposure is now media at 13%.

•	The Company continued to eliminate non-strategic exposures that do not meet yield or cross-sell criteria.

•	At December 31, 2004, the Company had hedged on an economic basis $1,184 million of credit exposure, primarily through the use of credit default swaps.

At December 31, 2004, total exposures were $82.5 billion, a decrease of 11% from $92.9 billion at December 31, 2001, with most of this reduction coming from large corporate exposures, which are down over 41% since 2001. Excluding margin loans, total exposures were down 17% from 2001.

The Company’s largest absolute risk is lending to financial institutions and corporates, which make up 66% of the total and were down in 2004 from 67% in 2003. The consumer and middle market portfolio and the leasing portfolio grew slightly. Commercial real estate exposure has increased slightly in 2004. The business unit components of the loan portfolio are detailed below.

Loan Portfolio

	12/31/04		12/31/03		12/31/02		12/31/01
(In billions)	Loans	Exposure	Loans	Exposure	Loans	Exposure	Loans	Exposure
Financial Institutions(1)	$9.5	$31.1	$9.2	$31.0	$6.6	$30.7	$9.5	$32.2
Corporate(1)	3.6	23.0	4.0	24.5	8.2	31.6	10.4	39.4

	13.1	54.1	13.2	55.5	14.8	62.3	19.9	71.6

Consumer & Middle Market	8.9	13.4	8.2	12.3	8.0	12.1	7.9	12.1
Lease Financings	5.6	5.6	5.8	5.8	5.6	5.7	5.0	5.1
Commercial Real Estate	2.1	3.3	2.4	3.2	2.5	3.3	2.4	3.6
Margin Loans	6.1	6.1	5.7	5.7	0.4	0.4	0.5	0.5

Total	$35.8	$82.5	$35.3	$82.5	$31.3	$83.8	$35.7	$92.9

(1)	In 2003, the Company reclassified $0.9 billion of exposures from Corporate to Financial Institutions to better reflect the underlying nature of the credit. Prior periods have been restated.

Of the credits in the financial institutions and corporate segments with a rating equivalent to non-investment grade at December 31, 2004, 46% of these credits mature in less than one year.

Financial Institutions

The financial institutions portfolio exposure was down from $32.2 billion in 2001 to $31.1 billion at year-end 2004. The financial institutions exposure fluctuates day to day based on the financing needs of the Company’s broker-dealer customers and overdrafts relating to security settlements. These exposures are generally high quality, with 86% meeting the investment grade criteria of the Company’s rating system. The exposures are short-term with 75% expiring within one year, and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

(In billions) Lending Division	12/31/04					12/31/03			12/31/02
	Loans	Unfunded Commitments	Total Exposures	% Inv Grade	% due <1 Yr	Loans	Unfunded Commitments	Total Exposures	Loans	Unfunded Commitments
Banks	$4.2	$3.5	$7.7	68%	85%	$2.6	$3.1	$5.7	$2.9	$4.5
Securities Industry	1.5	3.0	4.5	89	93	1.9	3.5	5.4	1.3	3.9
Insurance	0.5	4.8	5.3	95	41	0.3	5.0	5.3	0.4	5.5
Government	—	5.0	5.0	100	80	0.2	5.6	5.8	0.2	5.5
Asset Managers	3.0	3.8	6.8	85	77	3.6	3.5	7.1	1.2	3.9
Mortgage Banks	0.2	0.7	0.9	87	69	0.4	0.5	0.9	0.4	0.5
Endowments	0.1	0.8	0.9	99	58	0.2	0.6	0.8	0.2	0.3

Total	$9.5	$21.6	$31.1	86%	75%	$9.2	$21.8	$31.0	$6.6	$24.1

Corporate

The corporate portfolio exposure was reduced to $23.0 billion at December 31, 2004 from $39.4 billion at year-end 2001. Approximately 77% of the portfolio is investment grade based on the Company’s rating system. On average, 24% of the portfolio matures each year. In 2004, the Company reached its goal of reducing corporate exposure below $24.0 billion. This represents a decline of over $9 billion since the Company announced its goal to reduce corporate exposure in 2002. Reductions were achieved through loan run-offs and reduced rollover commitments. In addition, the Company took advantage of the liquidity in secondary loan markets to sell certain non-strategic exposures. The combination of these actions reduced industry concentration in areas such as telecom, retailing, and automotive.

(In billions) Lending Division	12/31/04					12/31/03			12/31/02
	Loans	Unfunded Commitments	Total Exposures	% Inv Grade	% due <1 Yr	Loans	Unfunded Commitments	Total Exposures	Loans	Unfunded Commitments
Media	$0.9	$2.2	$3.1	64%	12%	$0.9	$2.3	$3.2	$1.9	$2.4
Cable	0.6	0.4	1.0	39	—	0.7	0.7	1.4	1.0	0.6
Telecom	0.1	0.5	0.6	77	27	0.3	0.6	0.9	0.7	0.8

Subtotal	1.6	3.1	4.7	60	11	1.9	3.6	5.5	3.6	3.8

Energy	0.4	4.4	4.8	86	22	0.4	4.2	4.6	1.1	4.7
Retailing	0.1	2.1	2.2	80	38	0.1	2.3	2.4	0.2	2.6
Automotive	0.1	1.7	1.8	72	55	0.1	2.1	2.2	0.2	2.6
Healthcare	0.3	1.5	1.8	87	16	0.2	1.3	1.5	0.4	1.5
Other*	1.1	6.6	7.7	79	24	1.3	7.0	8.3	2.7	8.2

Total	$3.6	$19.4	$23.0	77%	24%	$4.0	$20.5	$24.5	$8.2	$23.4

*	Diversified portfolio of industries and geographies

Media, Cable, and Telecommunications Portfolios

The Company had previously targeted telecom exposure for reduction to $750 million by December 31, 2004. This goal was accomplished in early 2004 and exposures have since declined to $592 million. The percentage of investment grade borrowers in the telecom portfolio has increased to 77% from 52% at year-end 2003. The improved quality of the portfolio is largely due to reductions in lower rated credits.

At December 31, 2004, cable exposure decreased to $1.0 billion compared with $1.4 billion at December 31, 2003. The current cable exposure is 92% to U.S. operations and is 39% investment grade. The non-investment grade portfolio is secured by the borrowers’ assets and/or stock of their subsidiaries.

Other Corporate Risks

Included in the Company’s corporate exposures are energy and airline exposures. At December 31, 2004, the Company’s energy exposure consisting of the oil and gas and utilities industries was $4.8 billion. The portfolio is largely unfunded and approximately 86% is investment grade. The Company has minimal exposure to pure merchant energy companies and is not a project finance lender.

The Company’s lending exposure to the airline industry at December 31, 2004 was $5 million. The Company also has exposures to aircraft manufacturing totaling $230 million at December 31, 2004. The Company’s primary exposure to the airline industry is through its leasing portfolio discussed under “Lease Financings”.

Consumer and Middle Market

The Company’s consumer loan exposure is concentrated in the New York tri-state region and consists primarily of loans secured by real estate and small business loans, as well as unsecured closed-end and open-end loans to individual consumers. These loans are originated through the Company’s Private Client Services and Retail Banking businesses. The Company’s middle market loan portfolio is very granular, with an average loan size of less than $2.5 million. It consists of loans to midsize companies, and focuses on users of cash management, trade finance, capital markets, and private client services.

Lease Financings

The Company utilizes the leasing portfolio as part of its tax cash flow management strategy. This portfolio generates attractive risk-adjusted returns. Counterparties in the leasing transactions are generally highly rated. The leasing portfolio consists of non-airline exposures of $5.2 billion and $518 million of airline exposures.

The non-airline portion of the leasing portfolio is backed by well-diversified assets, primarily large-ticket transportation equipment. The largest component is rail, consisting of both passenger and freight trains. Assets are both domestic and foreign-based, with primary concentrations in the United States and European countries. Excluding airline leasing, counterparty rating equivalents are as follows: 44% AA or better, 36% single A, 15% BBB and only 5% non-investment grade. The non-investment grade exposures represent secured equipment leases and have shorter maturities on average than the rest of the portfolio.

The Company’s exposure to the airline industry consists of a $518 million leasing portfolio (including a $15 million real estate lease exposure) as well as $5 million of direct lending. The airline leasing portfolio consists of $249 million to major U.S. carriers, $180 million to foreign airlines, and $89 million to U.S. regionals. In 2004, the industry continued to face the dilemma of an increasingly uncompetitive cost structure, weak demand and strong competition from the regionals. The industry’s stagnant demand and considerable excess capacity have negatively impacted the valuations of the industry’s aircraft in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio. In 2002, the Company recorded a $225 million provision for its airline exposure and charged-off $125 million of its $130 million exposure to a bankrupt airline.

Commercial Real Estate

The Company’s commercial real estate loan portfolio totaled $3.3 billion of exposure at December 31, 2004. Over 73% of the portfolio is secured by mortgages on properties predominantly located in the tri-state region. The portfolio is diverse by project type with approximately 23% secured by office buildings, 33% secured by residential buildings, and approximately 9% secured by retail buildings, while approximately 18% are unsecured loans to real estate investment trusts (REIT’s) and approximately 17% fall into other categories.

The Company avoids speculative development loans and concentrates its activities largely within its retail branch network footprint. Real estate credit facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows.

International Loans

The Company is active in the international markets, particularly in areas associated with securities servicing and trade finance. Excluding leasing, these activities result in outstanding loans to foreign institutions of $4.8 billion and $3.5 billion at December 31, 2004 and 2003.

At December 31, 2004, the Company’s emerging markets exposures consisted of $55 million in medium-term loans, $2,312 million in short-term loans, primarily trade related, and $237 million in investments, primarily Wing Hang. In addition, the Company has $117 million of Philippine bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Emerging market countries where the Company has exposure include Argentina, Brazil, Bulgaria, Chile, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, Honduras, India, Indonesia, Jamaica, Kazakhstan, Lebanon, Malaysia, Mexico, Morocco, Panama, Peru, Philippines, Russia, South Korea, Thailand, Turkey, Ukraine, Uruguay, Venezuela, and Vietnam.

Further details of the Company’s outstandings are detailed under “Loans”.

Counterparty Risk Ratings Profile

The table below summarizes the risk ratings of the Company’s foreign exchange and interest rate derivative counterparty credit exposure for the past year.

	For the Quarter Ended
Rating(1)	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03
AAA to AA-	68%	68%	70%	61%	59%
A+ to A-	19	21	16	24	25
BBB+ to BBB-	10	8	11	12	12
Noninvestment Grade	3	3	3	3	4

Total	100%	100%	100%	100%	100%

(1)	Represents credit rating agency equivalent of internal credit ratings.

For derivative counterparty credit exposure see “Commitments and Contingent Liabilities” in the Notes to the Company’s Consolidated Financial Statements.

Nonperforming Assets

Nonperforming assets decreased by $135 million to $214 million at December 31, 2004. The decrease in nonperforming assets during 2004 is primarily attributable to the sale of $43 million of loans to the operating subsidiaries of a major cable company as well as paydowns and charge-offs of commercial and foreign loans. See “Loans” in the Notes to the Company’s Consolidated Financial Statements.

Activity in Nonperforming Assets

	Year ended December 31,
(In millions)	2004	2003
Balance at Beginning of Year	$349	$440
Additions	118	314
Charge-offs	(58)	(139)
Paydowns/Sales	(179)	(266)
Other	(16)	—

Balance at End of Year	$214	$349

The following table shows the distribution of nonperforming assets at the end of each of the last five years:

(Dollars in millions)	2004	2003	2002	2001	2000
Category of Loans:
Domestic:
Other Commercial	$132	$219	$321	$138	$113
Regional Commercial	53	51	34	18	28
Foreign	28	79	84	64	48

Total Nonperforming Loans	213	349	439	220	189
Other Real Estate	1	—	1	2	4

Total Nonperforming Assets	$214	$349	$440	$222	$193

Nonperforming Asset Ratio	0.7%	1.2%	1.4%	0.6%	0.5%
Allowance for Loan Losses/ Nonperforming Loans	277.5	191.2	149.2	188.7	157.3
Allowance for Loan Losses/ Nonperforming Assets	276.5	191.2	148.9	187.0	154.4
Allowance for Credit Losses/ Nonperforming Loans	345.6	230.2	189.1	280.0	325.6
Allowance for Credit Losses/ Nonperforming Assets	344.3	230.2	188.7	277.6	319.6

The Company adopts new accounting policies as they become accepted as a best practice or required by generally accepted accounting principles. Accordingly, at December 31, 2003, the Company split its allowance for credit losses into an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and standby letters of credit. This resulted in a decrease in the allowance for loan losses of $136 million and a corresponding increase in other liabilities which includes the allowance for lending-related commitments. Prior period balance sheets have been restated. To aid in the comparison of the Company’s results with other companies that have not yet adopted this practice, the Company provides various credit ratios based both on the allowance for credit losses and the allowance for loan losses.

Significant nonperforming assets at December 31, 2004 include $64 million of exposure to the operating subsidiaries of a major cable company, $50 million to retailers, and $24 million of emerging markets exposure.

The following table shows loans past due 90 days or more and still accruing interest for the last five years:

(In millions)	2004	2003	2002	2001	2000
Domestic:
Consumer	$10	$14	$3	$3	$3
Commercial	5	6	18	11	23

	15	20	21	14	26
Foreign:
Banks	—	—	5	—	—

	$15	$20	$26	$14	$26

Activity in Allowance for Credit Losses

The following table details changes in the Company’s allowance for credit losses for the last five years.

(Dollars in millions)	2004	2003	2002	2001	2000
Loans Outstanding, December 31,	$35,781	$35,283	$31,340	$35,747	$36,261
Average Loans Outstanding	37,778	35,623	34,305	38,770	39,262

Allowance for Credit Losses
Balance, January 1
Domestic	$621	$653	$508	$491	$485
Foreign	70	79	43	67	71
Unallocated	113	99	65	58	39

Total, January 1	804	831	616	616	595

Charge-Offs:
Domestic:
Commercial	(48)	(152)	(442)	(356)	(88)
Real Estate	—	—	—	—	—
Consumer	(17)	(20)	(19)	(15)	(9)
Foreign	(28)	(26)	(23)	(17)	(3)

Total	(93)	(198)	(484)	(388)	(100)
Recoveries:
Domestic:
Commercial	5	12	8	5	11
Real Estate	—	—	2	—	1
Consumer	2	3	2	3	3
Foreign	3	1	2	5	1

Total	10	16	14	13	16

Net Charge-Offs	(83)	(182)	(470)	(375)	(84)

Provision	15	155	685	375	105
Balance, December 31,
Domestic	590	621	653	508	491
Foreign	27	70	79	43	67
Unallocated	119	113	99	65	58

Total, December 31,	$736	$804	$831	$616	$616

Allowance for Loan Losses	$591	$668	$656	$415	$298
Allowance for Lending-Related Commitments	145	136	175	201	318

Ratios
Net Charge-Offs to Average Loans Outstanding	0.22%	0.51%	1.37%	0.97%	0.21%
Net Charge-Offs to Total Allowance for Credit Losses	11.28%	22.64%	56.56%	60.88%	13.64%
Total Allowance for Credit Losses to Year-End Loans Outstanding	2.06%	2.28%	2.65%	1.72%	1.70%
Allowance for Loan Losses to Year-End Loans Outstanding	1.65%	1.89%	2.09%	1.16%	0.82%

Net charge-offs were $83 million in 2004, $182 million in 2003, and $470 million in 2002. Net charge-offs decreased in 2004 and 2003 primarily due to improvement in asset quality. In 2002, net charge-offs were primarily due to aircraft leasing exposure to a bankrupt airline, as well as exposure to an internet services provider and to a large retailer.

The provision for credit losses was $15 million in 2004, compared with $155 million in 2003 and $685 million in 2002. The decrease in the provision in 2004 and 2003 primarily reflects the Company’s improved risk profile as well as improvements in the U.S. economy. In both years, asset quality improved as nonperforming loans and corporate credit exposure declined.

Allowance

	At December 31,
(Dollars in millions)	2004	2003
Margin Loans	$6,059	$5,712
Non-Margin Loans	29,722	29,571

Total Loans	$35,781	$35,283

Allowance for Loan Losses	$591	$668
Allowance for Lending-Related Commitments	145	136

Total Allowance for Credit Losses	$736	$804

Allowance for Loan Losses As a Percent of Total Loans	1.65%	1.89%
Allowance for Loan Losses As a Percent of Non-Margin Loans	1.99	2.26
Allowance for Credit Losses As a Percent of Total Loans	2.06	2.28
Allowance for Credit Losses As a Percent of Non-Margin Loans	2.48	2.72

The total allowance for credit losses was $736 million and $804 million at year-end 2004 and 2003. The ratio of the total allowance for credit losses to year-end non-margin loans was 2.48% and 2.72% at December 31, 2004 and 2003, reflecting improved credit quality in 2004.

The Company has $6.1 billion of secured margin loans on its balance sheet at December 31, 2004. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these loans. The Company believes that the ratio of allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

Loans at December 31, 2004 were $35.8 billion compared with $35.3 billion at the prior year-end. Non-margin loans were up slightly to $29.7 billion in 2004 from $29.6 billion in 2003. The decrease in the total allowance for credit losses in 2004 primarily reflects continued improvement in credit quality in 2004. At December 31, 2004, the Company’s allowance included an allocated transfer risk reserve related to Argentina of $7 million.

The Company’s allowance at year-end equated to approximately 2.8 times the average charge-offs and 3.0 times the average net charge-offs for the last three years. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level.

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

The first element: impaired credits, is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value. Fair value is either the present value of the expected future cash flows from borrower, the market value of the loan, or the fair value of the collateral.

The second element: higher risk rated credits, is based on the assignment of loss factors for each specific risk category of higher risk credits. The Company rates each credit in its portfolio that exceeds $1 million and assigns the credits to specific risk pools. A potential loss factor is assigned to each pool, and an amount is included in the allowance equal to the product of the amount of the loan in the pool and the risk factor. Reviews of higher risk rated loans are conducted quarterly and the loan’s rating is updated as necessary. The Company prepares a loss migration analysis and compares its actual loss experience to the loss factors on an annual basis to attempt to ensure the accuracy of the loss factors assigned to each pool. Pools of past due consumer loans are included in specific risk categories based on their length of time past due.

The third element: pass rated credits, is based on the Company’s expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower’s probability of default. The loss given default incorporates a recovery expectation. Borrower and loss given default ratings are reviewed semi-annually at a minimum and are periodically mapped to third party, including rating agency, default and recovery data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. In 2004, the Company began to apply this technique to its leasing and consumer portfolios. In addition, the Company adjusted the estimates for default probabilities to a long-term average and adjusted from estimated to actual maturities. At the time of these changes, the impact was to increase the reserve requirement by $56 million. All current consumer loans are included in the pass rated consumer pools.

The fourth element: the unallocated allowance, is based on management’s judgment regarding the following factors:

•	Economic conditions including duration of the current cycle;

•	Past experience including recent loss experience;

•	Credit quality trends;

•	Collateral values;

•	Volume, composition, and growth of the loan portfolio;

•	Specific credits and industry conditions;

•	Results of bank regulatory and internal credit exams;

•	Actions by the Federal Reserve Board;

•	Delay in receipt of information to evaluate loans or confirm existing credit deterioration; and

•	Geopolitical issues and their impact on the economy.

In 2004, the allowance for pass rated credits and the unallocated allowance increased. This was more than offset by a decline in the allowance for impaired credits and higher risk credits. The increase in the allowance for pass rated credits reflects the previously discussed changes in estimate related to the allowance for pass rated credits. The increase in the unallocated allowance is attributable to management’s judgment that losses in the event of default will continue to be more severe than historical averages and the potential impact of geopolitical issues on the portfolio. The decrease in the allowance for impaired and higher risk credits is a result of the reduction in the amount of impaired credits and criticized and classified credits.

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

	2004	2003	2002	2001	2000
Domestic:
Real Estate	2%	2%	3%	6%	3%
Commercial	75	74	75	75	76
Consumer	3	1	1	1	1
Foreign	4	9	9	7	11
Unallocated	16	14	12	11	9

Total	100%	100%	100%	100%	100%

Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The following table shows the maturity structure of the Company’s commercial loan portfolio at December 31, 2004.

(In millions)	Within 1 Year	Between 1 and 5 Years	After 5 Years	Total
Domestic:
Real Estate, Excluding Loans Collateralized by 1-4 Family Residential Properties	$258	$1,309	$757	$2,324
Commercial and Industrial Loans	2,116	3,125	926	6,167
Loans for Purchasing or Carrying Securities	2,757	271	—	3,028
Margin Loans	6,059	—	—	6,059
Other, Excluding Loans to Individuals and Those Collateralized by 1-4 Family Residential Properties	1,412	394	65	1,871

	12,602	5,099	1,748	19,449
Foreign	4,242	442	94	4,778

Total	$16,844	$5,541	$1,842	$24,227

Loans with:
Predetermined Interest Rates	$4,562	$728	$435	$5,725
Floating Interest Rates	12,282	4,813	1,407	18,502

Total	$16,844	$5,541	$1,842	$24,227

Deposits

Total deposits were $58.7 billion in 2004, compared with $56.4 billion in 2003 and $55.4 billion in 2002. The increase was primarily due to the significant liquidity in the markets at year-end which the Company’s clients left on deposit given the increased value of deposits in a rising interest rate environment. Noninterest-bearing deposits were $17.4 billion in 2004, compared with $14.8 billion in 2003 and $13.3 billion in 2002. Interest-bearing deposits were $41.3 billion in 2004, compared with $41.6 billion in 2003 and $42.1 billion in 2002.

The aggregate amount of deposits by foreign customers in domestic offices was $5.2 billion, $4.1 billion, and $4.1 billion at December 31, 2004, 2003, and 2002. The increase in deposits at December 31, 2004 primarily reflects a temporary spike in deposits on that day.

The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 2004.

(In millions)	Certificates of Deposits	Other Time Deposits	Total
3 Months or Less	$2,889	$4,850	$7,739
Between 3 and 6 Months	40	—	40
Between 6 and 12 Months	336	—	336
Over 12 Months	149	—	149

Total	$3,414	$4,850	$8,264

The majority of deposits in foreign offices are time deposits in denominations of $100,000 or more.

Other Borrowed Funds

Federal funds purchased and securities sold under repurchase agreements were $1,205 million in 2004, compared with $1,039 million in 2003 and $636 million in 2002. Other borrowed funds were $833 million in 2004, compared with $834 million in 2003 and $475 million in 2002. The increase from December 31, 2002 to December 31, 2003 was due primarily to the Pershing acquisition.

Information related to other borrowed funds in 2004, 2003, and 2002 is presented in the table below.

	2004		2003		2002
(Dollars in millions)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
At December 31	$1,205	0.91%	$1,039	0.69%	$636	0.73%
Average During Year	1,551	0.99	1,542	0.85	2,018	1.43
Maximum Month-End Balance During Year	4,173	0.92	2,436	0.75	5,593	1.91

Other
At December 31	$833	2.22%	$834	1.15%	$475	1.23%
Average During Year	2,699	1.94	1,654	1.26	2,701	2.40
Maximum Month-End Balance During Year	2,052	2.98	1,415	0.95	5,116	1.61

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

On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposit greater than $100,000, federal funds purchased and other borrowings were $14.6 billion and $14.8 billion on an average basis in 2004 and 2003. Average foreign deposits, primarily from the Company’s European-based securities servicing business, were $25.8 billion compared with $24.1 billion in 2003. Domestic savings and other time deposits were $10.2 billion on an average basis compared to $10.3 billion in 2003. Average payables to customers and broker-dealers rose to $6.4 billion from $3.9 billion reflecting the full year impact of the Pershing acquisition. Long-term debt averaged $6.1 billion in 2004 and 2003.

The Company has entered into several modest securitization transactions. See “Securitizations” in the Notes to the Consolidated Financial Statements. These transactions have not had a significant impact on the Company’s liquidity or capital.

The Parent’s cash position was $1,195 million and $434 million at December 31, 2004 and 2003. The majority of these funds were deposited with the Bank of New York (“The Bank”). The Company’s policy is to maintain sufficient cash for the Parent to be able to satisfy its obligations for one year without the need to access the capital markets or take a dividend from the Bank.

The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

In 2005, the Bank can pay dividends of approximately $700 million to the Parent without the need for regulatory waiver. This dividend capacity will increase in the remainder of 2005 to the extent of the Bank’s net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $318 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

Restrictions on the ability of the Company to obtain funds from its subsidiaries are discussed in more detail in the “Company Financial Information” in the Notes to the Consolidated Financial Statements.

In 2004 and 2003, the Parent’s average commercial paper borrowings were $155 million and $107 million. Commercial paper outstandings were $253 million and $73 million at December 31, 2004 and 2003. At December 31, 2004, the Parent had cash of $1,195 million compared with cash of $434 million at December 31, 2003. Net of commercial paper outstanding, the Parent’s cash position at December 31, 2004 was up $580 million to $942 million compared with December 31, 2003.

The Company has a back-up line of credit of $275 million with 15 financial institutions. This line of credit matures in October 2006. The fee on this facility depends on the Company’s credit rating and is currently eight basis points. The credit agreement requires the Company to maintain: stockholders’ equity of $5 billion; a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; a double leverage ratio less than 1.3; and all its banks adequately capitalized for regulatory purposes. There was no borrowings under the line of credit at December 31, 2004.

The Company also has the ability to access the capital markets. Access to the capital markets is partially dependent on the Company’s credit ratings, which as of January 31, 2005 were as follows:

	Parent Commercial Paper	Parent Subordinated Long-Term Debt	Parent Senior Long-Term Debt	The Bank of New York Long-Term Deposits	Outlook
Standard & Poor’s	A-1	A	A+	AA-	Stable

Moody’s	P-1	A1	Aa3	Aa2	Stable

Fitch	F1+	A+	AA-	AA	Stable

The Parent’s major uses of funds are payment of principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

The Parent has $100 million of long-term debt that becomes due in 2005. In addition, the Parent has the option to call $94 million of subordinated debt in 2005, which it will call and refinance if market conditions are favorable. As of January 31, 2005, the Company has called $25 million of this debt. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

The Company has $200 million of preferred trust securities that are callable in 2005. These securities qualify as Tier 1 Capital. The Company has not yet decided if it will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If the Company calls the preferred trust securities, it expects to replace them with new preferred trust securities or senior or subordinated debt. See discussion of qualification of preferred trust securities as capital in “Accounting Changes and New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

Double leverage is the ratio of investment in subsidiaries divided by the Company’s consolidated equity plus preferred trust securities. The Company’s double leverage ratio at December 31, 2004 and 2003 was 92.99% and 100.24%. The Company’s target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company’s ability to invest in its subsidiaries to expand its businesses.

The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

Earnings and other operating activities provided $3.3 billion in cash flows in 2004, compared with $3.8 billion and $3.4 billion provided in 2003 and 2002. The cash flows from operations in 2004, 2003, and 2002 were principally the result of earnings and changes in trading activities.

In 2004, cash used for investing activities was $2.5 billion as compared to $6.5 billion used for investing activities in 2003 and $3.2 billion provided by investing activities in 2002. In 2004 and 2003, cash was used to increase the Company’s investment securities portfolio, which is part of an ongoing strategy to shift the Company’s asset mix from loans towards highly-rated investment securities and short-term liquid assets. Interest-bearing deposits were a use of funds in 2004 and 2003, while they provided cash in 2002. Federal funds sold and securities purchased under resale agreements was a use of funds in 2004 while it was a source of funds in 2003 and 2002. Cash payments for acquisitions, principally as a result of the Pershing transaction, were a significant use of cash in 2003 compared with 2004 and 2002.

In 2004, cash used for financing activities was $0.5 billion as compared to $1.8 billion provided by financing activities in 2003 and $4.9 billion used for financing activities in 2002. In 2004, source of funds include deposits, federal funds purchased and securities sold under repurchase agreements, and issuance of long-term debts and common stock. Payables to customers and broker-dealers were a significant use of funds in 2004. In 2003, the Company issued common stock and long term debt to fund the Pershing acquisition as well as repay maturing long term debt. In 2002, financing activities used cash to buy back the Company’s common shares and pay dividends. In 2002, the Company increased the issuance of long-term debt to pay back maturing issues. Federal funds purchased and securities sold under repurchase agreements were a net use of funds in 2002. In 2002, the reduced size of the Company’s balance sheet enabled it to borrow less through deposits and other borrowings.

Commitments and Obligations

The Company has contractual obligations to make fixed and determinable payments to third parties as indicated in the table below. The table excludes certain obligations such as trade payables and trading liabilities, where the obligation is short-term or subject to valuation based on market factors.

(In millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Deposits Without a Stated Maturity	$14,678	$14,678	$—	$—	$—
Term Deposits	26,601	25,078	1,189	334	—
Federal Funds Borrowed and Securities Sold Under Repurchase Agreements	1,205	1,205	—	—	—
Payables to Customer and Broker-Dealers	8,664	8,664	—	—	—
Other Borrowed Funds	833	533	300	—	—
Long-Term Debt (1)	10,416	366	1,438	1,956	6,656
Operating Leases	1,147	171	292	199	485
Unfunded Pension and Post Retirement Benefits	202	19	37	43	103

Total Contractual Cash Obligations	$63,746	$50,714	$3,256	$2,532	$7,244

(1)	Including interest

The Company has entered into fixed and determinable commitments as indicated in the table below:

(In millions)	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lending Commitments	$34,834	$14,586	$12,362	$7,787	$99
Standby Letters of Credit	9,507	6,939	1,870	645	53
Commercial Letters of Credit	1,264	1,188	60	16	—
Securities Lending Indemnifications	232,025	232,025	—	—	—
Contingent Acquisitions Payments	470	297	171	2	—
Investment Commitments(1)	597	150	322	—	125
Purchase Obligations	246	45	101	81	19

Total Commitments	$278,943	$255,230	$14,886	$8,531	$296

(1)	Includes venture capital, community reinvestment act, and other investment-related commitments. Commitments to venture capital limited partnerships may extend beyond expiration period shown to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements required by regulation to be discussed in this section are limited to guarantees, retained or contingent interests, certain derivative instruments related to the Company’s common stock, and obligations arising out of unconsolidated variable interest entities. For the Company, these items include certain credit guarantees and securitizations. Guarantees include lending-related guarantees issued as part of the Company’s corporate banking business and securities lending indemnifications issued as part of the Company’s servicing and fiduciary businesses.

The Company has issued guarantees as indicated in the table below:

(In millions) Guarantees	Notional	Typical Revenue Based on Notional (Basis Points)

Corporate Banking

Standby Letters of Credit	$9,507	5 - 135

Commercial Letters of Credit	1,264	15 - 75

Credit Derivatives	440	20 - 40

Securities Lending Indemnifications	232,025	4 - 6

The Company expects many of these guarantees to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction including collateral if any. Advances under securities lending indemnifications would be secured by collateral.

The Company provides services to 5 QSPEs as of December 31, 2004. All of the Company’s securitizations are QSPEs as defined by SFAS 140 which by design are passive investment vehicles, and are therefore not consolidated by the Company. See “Securitizations” in the Notes to the Consolidated Financial Statements.

Capital Resources

Shareholders’ equity was $9,290 million at December 31, 2004, compared with $8,428 million at December 31, 2003 and $6,684 million at December 31, 2002. During 2004, the Company retained $832 million of earnings, restoring its tangible common equity ratio to its target range. In 2004, the Company issued $206 million of retail medium-term subordinated notes qualifying as Tier 2 capital, as well as $5 million of senior debt. During 2004, the Company called $175 million of higher rate debt, and $300 million of debt matured. Long-term debt decreased to $5,821 million from $6,121 million. In January 2005, the Company declared a quarterly common stock dividend of 20 cents per share. The Company has a shelf registration with a remaining capacity of $2,440 million of debt, preferred stock, preferred trust securities, or common stock at December 31, 2004.

In 2003, the Company retained $594 million of earnings. In connection with the acquisition of Pershing, the Company sold 40 million common shares for $996 million. The Company also issued $400 million of institutional subordinated notes and $239 million of retail medium-term subordinated notes qualifying as Tier 2 capital, increasing long-term debt to $6,121 million from $5,440 million. In addition, the Company issued $1,281 million of senior debt. The increased long-term debt replaced subordinated debt ceasing to qualify as Tier 2 capital, $525 million of higher rate debt that the Company called during 2003, $710 million of debt that matured in 2003, and provided funding for the Pershing acquisition.

In 2002, the Company retained $353 million of earnings, issued $800 million of institutional subordinated notes and $75 million of retail medium-term subordinated notes qualifying as Tier 2 capital, increasing long-term debt to $5,440 million from $4,976 million. In addition, the Company issued $1,000 million of senior debt. The increased long-term debt replaced subordinated debt ceasing to qualify as Tier 2 capital, $350 million of higher rate debt that the Company called during 2002, and $900 million of debt that matured in 2002. The Company also repurchased 9.9 million common shares for $246 million, an average price of $24.97.

Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Parent to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of December 31, 2004 and 2003, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

	December 31, 2004		December 31, 2003		Company Targets	Well Capitalized Guidelines	Adequately Capitalized Guidelines
	Company	Bank	Company	Bank
Tier 1*	8.31%	7.07%	7.44%	7.44%	7.75%	6%	4%
Total Capital**	12.21	11.41	11.49	11.80	11.75	10	8
Leverage	6.41	5.45	5.82	5.79		5	3-5
Tangible Common Equity	5.56	5.24	4.91	5.61	5.25+	N.A.	N.A.

*	Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.

**	Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

In 2004, the Company restored its capital ratios to their target levels and began repurchasing its common stock. In 2003, the Company’s capital ratios declined as a result of the Pershing acquisition. As a result, the Company significantly reduced its repurchase of common stock.

The Bank’s capital ratios were lower than target at December 31, 2004 due to the planned sale of Pershing LLC from the Bank to the Parent in the first quarter of 2005. The Bank paid a cash dividend in the fourth quarter of 2004 in anticipation of this sale. The Parent plans to issue $1.1 billion of debt in connection with the sale.

If a bank holding company or bank fails to qualify as “adequately capitalized”, regulatory sanctions and limitations are imposed.

At December 31, 2004, the amounts of capital by which the Company and the Bank exceed the well capitalized guidelines are as follows:

(In millions)	Company	Bank
Tier 1 Capital	$1,700	$770
Total Capital	1,630	1,015
Leverage	1,340	420

The following table presents the components of the Company’s risk-based capital at December 31, 2004 and 2003:

	(In millions)	2004	2003
	Common Stock	$9,290	$8,428
	Preferred Trust Securities	1,150	1,150
Adjustments:	Intangibles	(4,265)	(4,086)
	Securities Valuation Allowance	(51)	(125)
	Merchant Banking Investments	(6)	(5)

	Tier 1 Capital	6,118	5,362

	Qualifying Unrealized Equity Security Gains	—	—
	Qualifying Subordinated Debt	2,149	2,140
	Qualifying Allowance for Loan Losses	729	780

	Tier 2 Capital	2,878	2,920

	Total Risk-based Capital	$8,996	$8,282

The following table presents the components of the Company’s risk-adjusted assets at December 31, 2004 and 2003:

	2004		2003
(In millions)	Balance sheet/ notional amount	Risk adjusted balance	Balance sheet/ notional amount	Risk adjusted balance
Assets
Cash, Due From Banks and Interest-Bearing Deposits in Banks	$12,078	$1,918	$12,129	$1,996
Securities	23,802	6,578	22,807	6,473
Trading Assets	4,627	—	5,406	—
Fed Funds Sold and Securities Purchased Under Resale Agreements	5,708	752	4,829	31
Loans	35,781	30,900	35,283	31,610
Allowance for Loan Losses	(591)	—	(668)	—
Other Assets	13,124	8,853	12,611	8,397

Total Assets	$94,529	$49,001	$92,397	$48,507

Off-Balance Sheet Exposures
Commitments to Extend Credit	$36,836	$11,966	$37,243	$10,505
Securities Lending	232,184	977	173,974	594
Standby Letters of Credit and Other Guarantees	12,626	9,464	12,394	9,871
Interest Rate Contracts	565,908	1,149	484,046	1,172
Foreign Exchange Contracts	93,850	623	76,231	628

Total Off-Balance Sheet Exposures	$941,404	24,179	$783,888	22,770

Market Risk Equivalent Assets		488		823
Allocated Transfer Risk Reserve		(7)		(24)

Risk-adjusted Assets		$73,661		$72,076

The U.S. federal bank regulatory agencies’ risk capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors of the major industrialized countries that develop broad policy guidelines with respect to bank supervisory policies. On January 26, 2004, the BIS issued a revised framework for capital adequacy commonly known as the New Accord (“New Accord”) or Basel II (“Basel II”) that would set capital requirements for operational risk and refine the existing capital requirements for credit risk. Operational risk would be defined as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. The BIS proposal outlines several alternatives for capital assessment of operational risks. The BIS requires two years of impact analysis and parallel testing for banks adopting the advanced approaches under the New Accord, with implementation extended until year-end 2007.

In the United States, U.S. regulators are mandating the adoption of the New Accord by banks, such as The Bank of New York, which are considered internationally active or critical to the U.S. payments system. The only approach available to these mandated banks under the New Accord is the Advanced Internal Ratings Based (“AIRB”) approach for credit risk and the Advanced Measurement Approach (“AMA”) for operational risk. Non-mandated banks may choose to adopt the AIRB/AMA approaches of the New Accord or they may continue to calculate regulatory capital according to the current rules, as outlined in the 1988 Accord.

To date, U.S. federal bank regulatory agencies have issued a proposal for implementing the New Accord in the United States, known as the Advanced Notice for Proposed Rulemaking (“ANPR”) and supplementary publications such as the “Draft Supervisory Guidance on Internal Ratings-Based Systems for Corporate Credit”.

U.S. regulatory agencies expect to publish the final capital adequacy rules for the AIRB and AMA approaches and final supplementary guidance by mid-year 2006. During this interim period, banks that will adopt the new rules in the U.S. are relying upon the current proposal – the ANPR and draft guidance to prepare their implementation strategies.

In June 2004, the Company formally established a Basel Project Management Office (“Basel PMO”) to manage the Company’s implementation of the AIRB and AMA approach under the New Accord. The Basel PMO’s primary responsibilities include managing the development of the systems infrastructure to facilitate the data collection and retention requirements under the New Accord and ensuring the Company satisfies the qualification requirements of the New Accord. The Company has assigned 24 full-time staff members to the effort. The Company has also retained a team of consultants to assist with the systems infrastructure. The estimated cost of implementation to the Company is approximately $30 million and is slated for completion by first quarter 2006. The Company believes it is currently in compliance with the requirements of the AMA.

The Company has participated in four quantitative impact studies with banking regulators to assess the impact of the New Accord. Based on the results of the Fourth Quantitative Impact Study, which used June 30, 2004 data, the Company believes that the New Accord, as currently envisioned, like the current capital requirements under Basel I, will not constrain its current business practices.

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

The Audit & Examining Committee of the Board of Directors (the “A&E Committee”) is comprised of independent directors, all of whom have been determined by the Board to have financial expertise, as defined under SEC regulations. The A&E Committee meets on a regular basis to perform an oversight review of the integrity of the Company’s financial statements and financial reporting process, compliance with legal and regulatory requirements, the independent public accountants’ qualifications and independence, and the performance of the independent public accountant and the Company’s internal audit function. The A&E Committee also reviews management’s assessment of the adequacy of internal controls. The functions of the A&E Committee are described in its charter, a copy of which is available on the Company’s website, www.bankofny.com.

The Company’s risk management framework is designed to:

•	Ensure risks are identified, monitored, reported, and priced properly;

•	Define and communicate the types and amount of risks to take;

•	Communicate to the appropriate level within the Company the type and amount of risk taken;

•	Maintain a risk management organization that is independent of the risk taking activities; and

•	Promote a strong risk management culture that encourages a focus on risk-adjusted performance.

Credit Risk Management

Credit risk is the possible loss the Company would suffer if any of its borrowers or other counterparties were to default on their obligations to the Company. Credit risk arises primarily from lending, trading, and securities servicing activities. To balance the value of its activities with the credit risk incurred in pursuing them, the Company sets and monitors internal credit limits for activities that entail credit risk, most often on the size of the exposure and the maximum maturity of credit extended. For credit exposures, driven by changing market rates and prices, exposure measures include an add-on for such potential changes.

The Company manages credit risk at both the individual exposure level as well as at the portfolio level. Credit risk at the individual exposure level is managed through the Company’s credit approval system of Divisional Portfolio Managers (DPMs) and Senior Credit Officers (SCOs). The DPMs and SCOs are responsible for approving the size, terms and maturity of all credit exposures as well as the ongoing monitoring of the exposures. In addition, they are responsible for assigning and maintaining the risk ratings on each exposure. The Credit Risk Review area regularly examines the credit portfolio to determine compliance with approval policies.

Credit risk at the portfolio level is managed by the Portfolio Management Division (PMD). PMD is responsible for calculating two fundamental credit measures. First, the Company projects a statistically expected credit loss, used to help determine the appropriate loan loss reserve and to measure customer profitability. Expected loss considers three basic components: the estimated size of the exposure whenever default might occur, the probability of default before maturity, and the severity of the loss the Company would incur, commonly called “loss given default.” For corporate banking, where most of the Company’s credit risk is created, unfunded commitments are assigned a usage given default percentage. Borrowers/Counterparties are assigned ratings by DPMs and SCOs on an 18-grade scale, which translates to a scaled probability of default. Additionally, transactions are assigned loss-given-default ratings (on a 12-grade scale) that reflect the transactions’ structure including the effects of guarantees, collateral, and relative seniority of position.

The second fundamental measurement of credit risk calculated by PMD is called economic capital. The Company’s economic capital model estimates the capital required to support the overall credit risk portfolio. Using a Monte Carlo simulation engine and measures of correlation among borrower defaults, the economic model examines extreme and highly unlikely scenarios of portfolio credit loss in order to estimate credit capital, and then allocates that capital to individual borrowers and exposures. Credit capital calculation supports a second tier of policy standards and limits by serving as an input to both profitability analysis and concentration limits of capital at risk with any one borrower, country or industry.

PMD is responsible for the calculation methodologies and the estimates of the inputs used in those methodologies for the determination of expected loss and economic capital. These methodologies and input estimates are regularly evaluated to insure their appropriateness and accuracy. As new techniques and data become available, PMD attempts to incorporate, where appropriate, those techniques or data.

Credit risk is intrinsic to much of the banking business and necessary to its smooth functioning. However, the Company seeks to limit both on and off-balance sheet credit risk through prudent underwriting and the use of capital only where risk-adjusted returns warrant. The Company seeks to further reduce risk and improve its portfolio diversification through syndications, asset sales, credit enhancements, credit derivatives, and active collateralization and netting agreements. In addition, the Company has an independent Credit Risk Review group made up of experienced loan review officers who perform timely reviews of the loan files and credit ratings assigned to the loans.

Market Risk Management

Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, such as loans, securities, deposits, and other borrowings. The Company’s market risks are primarily interest rate and foreign exchange risk and, to a lesser extent, equity and credit risk.

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

The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology-based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by an independent unit on a daily basis. Based on certain assumptions, the VAR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is used to calculate economic capital which is allocated to the business units for computing risk-adjusted performance.

As VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historic market events are also tested. Stress tests by their design incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

The following table indicates the calculated VAR amounts for the trading portfolio for the years ending December 31, 2004 and 2003.

(In millions)	2004				2003
Market Risk	Average	Minimum	Maximum	12/31/04	Average	Minimum	Maximum	12/31/03
Interest Rate	$3.8	$1.4	$7.8	$4.0	$5.9	$2.0	$13.8	$4.7
Foreign Exchange	0.9	0.2	3.1	0.9	0.9	0.5	2.5	0.8
Equity	1.1	0.5	2.8	0.7	0.4	—	1.9	0.7
Credit Derivatives	1.9	1.4	2.3	2.0	2.1	1.4	2.8	2.2
Diversification	(1.4)	NM	NM	(1.3)	(1.5)	NM	NM	(0.6)
Overall Portfolio	6.3	3.6	12.8	6.3	7.8	3.4	14.7	7.8

NM –	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the year 2004, interest rate risk generated 49% of average VAR, credit derivatives generated 24% of average VAR, foreign exchange accounted for 12% of average VAR, and equity generated 15% of average VAR.

During 2004, the Company’s daily trading loss did not exceed the Company’s calculated VAR amounts on any given day.

In 2004, the lower average interest rate VAR reflects a decrease in interest rate volatility and customer driven activity. The increase in average equity VAR was attributable to the start-up of the Company’s equity derivative business and the full year impact of the Pershing acquisition.

Asset/Liability Management

The Company’s asset/liability management activities include lending, investing in securities, accepting deposits, raising money as needed to fund assets, and processing securities and other transactions. The market risks that arise from these activities are interest rate risk, and to a lesser degree, foreign exchange risk. The Company’s primary market risk is exposure to movements in U.S. dollar interest rates. Exposure to movements in foreign currency interest rates also exists, but to a significantly lower degree. The Company actively manages interest rate sensitivity. In addition to gap analysis, the Company uses earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest income. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, and changes in the prepayment behavior of loans and securities, and the impact of derivative financial instruments used for interest rate risk management purposes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. These assumptions are inherently uncertain, and, as a result, the earnings simulation model cannot precisely estimate net interest income or the impact of higher or lower interest rates on net interest income. Actual results may differ from projected results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

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

	December 31, 2004
	(In millions)%
+200 bp Ramp vs. Stable Rate	$7	0.37%
+100 bp Ramp vs. Stable Rate	14	0.74
–100 bp Ramp vs. Stable Rate	(47)	(2.50)

The -100/+100 basis point ramp scenario assumes short-term rates change 25 basis points in each of the next four quarters, while the 200+ ramp scenario assumes a 50 basis points per quarter increase. The scenarios assume a flattening of the yield curve with 10 year rates rising only 80 basis points in the 100+ basis point scenario and 160 basis points in the 200+ basis point scenario from the base. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The above table relies on certain critical assumptions including depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company’s assets. In addition, if interest rates decline, the Company’s portfolio of mortgage-related assets would have reduced returns if the borrowers pay off their mortgages earlier than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

The Company also projects future cash flows from its assets and liabilities over a long-term horizon and then discounts these cash flows using the same assumptions noted above. The aggregation of these discounted cash flows is the Economic Value of Equity (“EVE”). The following table shows how the EVE would change in response to changes in interest rates:

Rate Change Basis Points	Estimated Change in EVE December 31, 2004 (In millions)
+200	$215
+100	152
–100	(281)

These results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The asymmetrical accounting treatment of the impact of a change in interest rates on the Company’s balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the Company’s fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company’s shareholders’ equity, thereby affecting the tangible common equity (“TCE”) ratio. Under current accounting rules, there is no corresponding change on the Company’s fixed liabilities, even though economically these liabilities are more valuable as rates rise.

The Company projects the impact of this change using the same interest rate ramp up assumptions described earlier and comparing the projected mark-to-market on the investment securities portfolio at December 31, 2004 under the higher rate environments versus a stable rate scenario. The table below shows the impact of a change in interest rates on the TCE ratio:

Rate Change Basis Points	TCE ratio change December 31, 2004 (In basis points)
+200 Ramp	(43)
+100 Ramp	(20)
–100 Ramp	15

These results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

To manage foreign exchange risk, the Company funds foreign currency-denominated assets with liability instruments denominated in the same currency. The Company utilizes various foreign exchange contracts if a liability denominated in the same currency is not available or desired, and to minimize the earnings impact of translation gains or losses created by investments in overseas markets. The foreign exchange risk related to the interest rate spread on foreign currency-denominated asset/liability positions is managed as part of the Company’s trading activities. The Company uses forward foreign exchange contracts to protect the value of its net investment in foreign operations. At December 31, 2004, net investments in foreign operations totaled approximately $1,699 million and were spread across 12 foreign currencies.

Operational Risk

Overview

Operational risk is the risk of loss resulting from inadequate or failed internal processes, human factors and systems, or from external events.

In providing securities servicing, global payment services, asset management, and traditional banking and trust services, the Company is exposed to operational risk. Operational risk may result from, but is not limited to, errors related to transaction processing, breaches of the internal control system and compliance requirements, and the risk of fraud by employees or persons outside the corporation or business interruption due to system failures or other events. The risk of loss from operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and/or regulatory requirements. As discussed in “Certain Regulatory Considerations”, the Company is subject to a very comprehensive and frequently changing regulatory scheme.

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

Global Compliance

The Company’s global compliance function provides leadership, guidance, and oversight to help business units identify applicable laws and regulations and implement effective measures to meet the specific requirements. Compliance takes a proactive approach by anticipating evolving regulatory standards and remaining aware of industry best practices, legislative initiatives, competitive issues, and public expectations and perceptions. The function uses its global reach to disseminate information about compliance-related matters throughout the Company. The Chief Compliance Officer reports to the General Counsel, is a member of all critical Corporate committees, and provides routine updates to the Audit and Examining Committee of the Board.

Internal Audit

The Company’s internal audit function employs over 190 professionals globally. The group reports directly to the Audit & Examining Committee of the Company. Internal Audit utilizes a risk based approach to its audit approach covering the risks in the operational, compliance, regulatory, technology, fraud, processing and other key risks areas of the Company. Internal Audit has unrestricted access to the Company and regularly participates in all key committees of the Company. In addition, Internal Audit has established an active monitoring program to ensure that the risk based audit program is continually being enhanced for current issues and events.

Business Continuity

The Company has prepared for events that could damage the Company’s physical facilities, cause delay or disruptions to operational functions, including telecommunications networks, or impair the Company’s clients, vendors, and counterparties. Key elements of the Company’s business continuity strategies are extensive planning and testing, business diversification, split operations, data center reconfiguration, and telecommunications planning.

The Company has established multiple geographically diverse locations for its funds transfer and broker-dealer services operations, which have redundant full functionality to assure uninterrupted processing. The Company’s mutual fund accounting and custody, securities operations, securities lending, corporate trust, master trust, UIT, stock transfer, and treasury have common functionality in multiple sites designed to facilitate recovery within 24 hours. In addition, the Company has back-up recovery positions outside downtown Manhattan for over 5,000 employees.

Over the last three years, the Company has developed additional geographic diversity outside of Manhattan. The Company opened a new leased Brooklyn operations center that has a capacity for 1,500 full-time staff plus 750 contingency staff in 2004. In addition, the Company moved personnel to growth centers outside New York City. A new back-up data center in New Jersey became operational in 2004. A new primary data center is being established in the U.S. mid-south region and will become operational in late 2005.

The Company replicates 100% of its critical production computer data to a recovery data center.

In the telecommunications area, the Company uses multiple central office sites, with a fiber optic relay network backed up by T-3 lines to ensure the continuity of its voice and data communications. In addition, primary customer connectivity has been moved outside of New York City and back-up lines are generally leased rather than dial-up. The Company has an active program to test customer back-up connections.

In May 2003, the Federal Reserve published the Interagency Paper, “Sound Practices to Strengthen the Resilience of the U.S. Financial System” (“Interagency Paper”). The purpose of the document was to define the guidelines for the financial services industry and other interested parties regarding “best practices” related to business continuity planning. The Interagency Paper identified the Company as a core clearing and settlement organization required to meet a higher standard for business continuity. Significant areas impacting the Company include the proximity of production to contingency sites for technology processing and business operations, technology recovery, recovery timeframes, regional diversification, definition of critical functions in financial services, and timetables for implementing best practices.

The Company is committed to meeting or exceeding all of the requirements. As a core clearing and settlement organization the Company has improved its business continuity practices at a more rapid rate than its competitors. Acceleration of the implementation of this plan results in overlap costs of $27 million in 2005 which will phase out over 2006 and 2007. When the Company’s new primary data center becomes operational in late 2005, the Company will have met substantially all of the requirements.

The Company is committed to ensuring that requirements for business continuity are met not just within its own data centers, but also within the facilities of those vendors and service providers whose operation is critical to the Company’s safety and soundness. To that end, the Company has a Service Provider Management Office whose function is to ensure that new and existing service providers and vendors meet the Company’s standards for business continuity, as well as information security, financial stability, personnel practices, etc.

Although the Company is committed to meeting both best practices and regulatory requirements, geopolitical uncertainties and other external factors will continue to create risk that cannot always be identified and anticipated.

Statistical Information

Average Balances and Rates on a Taxable Equivalent Basis (Dollars in millions)

	2004				2003				2002
	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate
Assets
Interest-Bearing Deposits in Banks (Primarily Foreign)	$11,675	$305		2.62%	$6,690	$150		2.24%	$4,809	$133		2.76%
Federal Funds Sold and Securities Purchased Under Resale Agreements	6,562	80		1.22	7,326	79		1.07	3,225	51		1.60
Margin Loans	6,342	156		2.46	3,795	86		2.27	434	12		2.73
Non-Margin Loans
Domestic Offices
Consumer	4,598	233		5.06	4,069	223		5.47	4,010	259		6.47
Commercial	17,255	566		3.28	16,389	632		3.86	14,975	689		4.60
Foreign Offices	9,583	283		2.95	11,370	332		2.93	14,886	505		3.38

Non-Margin Loans	31,436	1,082	*	3.44	31,828	1,187	*	3.73	33,871	1,453	*	4.27

Securities
U.S. Government Obligations	4,268	139		3.26	3,839	139		3.61	4,012	208		5.18
Obligations of States and Political Subdivisions	229	17		7.41	329	23		6.94	520	34		6.57
Other Securities
Domestic Offices	17,101	593		3.47	14,597	529		3.62	9,917	468		4.72
Foreign Offices	1,354	59		4.36	1,085	42		3.91	866	37		4.31

Total Other Securities	18,455	652		3.53	15,682	571		3.64	10,783	505		4.69

Trading Securities
Domestic Offices	584	16		2.72	587	15		2.55	266	6		2.29
Foreign Offices	1,510	36		2.41	4,018	115		2.85	7,389	254		3.43

Total Trading Securities	2,094	52		2.50	4,605	130		2.81	7,655	260		3.39

Total Securities	25,046	860		3.43	24,455	863		3.53	22,970	1,007		4.38

Total Interest-Earning Assets	81,061	$2,483		3.06%	74,094	$2,365		3.19%	65,309	$2,656		4.07%

Allowance for Credit Losses	(623)				(672)				(456)
Cash and Due from Banks	3,151				2,834				2,675
Other Assets	15,751				15,211				12,302

Total Assets	$99,340				$91,467				$79,830

Assets Attributable to Foreign Offices **	26.47%				29.09%				38.34%

Taxable equivalent adjustments were $30 million in 2004, $35 million in 2003, and $49 million in 2002, and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

*	Includes fees of $95 million in 2004, $88 million in 2003, and $96 million in 2002. Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.

**	Includes Cayman Islands branch office.

Average Balances and Rates on a Taxable Equivalent Basis (Dollars in millions)

	2004			2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits
Domestic Offices
Money Market Rate Accounts	$6,648	$54	0.81%	$7,381	$60	0.82%	$6,857	$87	1.27%
Savings	9,224	65	0.71	9,014	71	0.78	8,154	90	1.11
Certificates of Deposit of $100,000 or More	3,706	55	1.49	4,179	65	1.56	2,393	52	2.17
Other Time Deposits	955	15	1.57	1,257	20	1.55	1,508	34	2.25

Total Domestic Offices	20,533	189	0.92	21,831	216	0.99	18,912	263	1.39

Foreign Offices
Banks in Foreign Countries	5,705	60	1.05	5,765	56	0.98	6,242	96	1.54
Government & Official Institutions	419	8	1.84	422	8	1.92	727	14	1.88
Other Time and Savings	19,633	291	1.49	17,927	227	1.26	17,241	271	1.57

Total Foreign Offices	25,757	359	1.39	24,114	291	1.21	24,210	381	1.57

Total Interest-Bearing Deposits	46,290	548	1.18	45,945	507	1.10	43,122	644	1.49

Federal Funds Purchased and Securities Sold Under Repurchase Agreements	1,551	15	0.99	1,542	13	0.85	2,018	29	1.43
Other Borrowed Funds Domestic Offices	2,049	40	1.97	1,580	20	1.27	1,228	26	2.15
Foreign Offices	650	12	1.88	74	1	0.88	1,473	39	2.61

Total Other Borrowed Funds	2,699	52	1.94	1,654	21	1.26	2,701	65	2.40
Payables to Customers and Broker-Dealers	6,361	57	0.89	3,945	30	0.75	176	2	0.98
Long-Term Debt	6,128	136	2.19	6,103	150	2.45	5,338	202	3.79

Total Interest-Bearing Liabilities	63,029	808	1.28%	59,189	721	1.22%	53,355	942	1.76%

Noninterest-Bearing Deposits (Primarily Domestic)	14,766			12,670			10,673
Other Liabilities	12,748			11,954			9,337
Common Shareholders’ Equity	8,797			7,654			6,465

Total Liabilities and Shareholders’ Equity	$99,340			$91,467			$79,830

Net Interest Earnings and Interest Rate Spread		$1,675	1.78%		$1,644	1.97%		$1,714	2.31%

Net Yield on Interest-Earning Assets			2.07%			2.22%			2.62%

Liabilities Attributable to Foreign Offices	28.40%			28.78%			34.14%

Rate/Volume Analysis on a Taxable Equivalent Basis (In millions)

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) due to change in:		Total Increase (Decrease)	Increase (Decrease) due to change in:		Total Increase (Decrease)
	Average Balance	Average Rate		Average Balance	Average Rate
Interest Income
Interest-Bearing Deposits in Banks	$127	$28	$155	$45	$(28)	$17
Federal Funds Sold and Securities Purchased Under Resale Agreements	(9)	10	1	48	(20)	28
Margin Loans	62	8	70	77	(3)	74
Non-Margin Loans
Domestic Offices
Consumer	28	(17)	11	4	(40)	(36)
Commercial	32	(99)	(67)	61	(118)	(57)
Foreign Offices	(52)	3	(49)	(110)	(63)	(173)

Non-Margin Loans	8	(113)	(105)	(45)	(221)	(266)

Securities
U.S. Government Obligations	14	(14)	—	(9)	(60)	(69)
Obligations of States and Political Subdivisions	(7)	1	(6)	(12)	1	(11)
Other Securities
Domestic Offices	88	(24)	64	186	(125)	61
Foreign Offices	11	6	17	9	(4)	5

Total Other Securities	99	(18)	81	195	(129)	66

Trading Securities
Domestic Offices	—	1	1	8	1	9
Foreign Offices	(63)	(16)	(79)	(101)	(38)	(139)

Total Trading Securities	(63)	(15)	(78)	(93)	(37)	(130)

Total Securities	43	(46)	(3)	81	(225)	(144)

Total Interest Income	231	(113)	118	206	(497)	(291)

Interest Expense
Interest-Bearing Deposits
Domestic Offices
Money Market Rate Accounts	(5)	(1)	(6)	6	(33)	(27)
Savings	1	(7)	(6)	9	(28)	(19)
Certificate of Deposits of $100,000 or More	(7)	(3)	(10)	31	(18)	13
Other Time Deposits	(5)	—	(5)	(5)	(9)	(14)

Total Domestic Offices	(16)	(11)	(27)	41	(88)	(47)

Foreign Offices
Banks in Foreign Countries	(1)	4	3	(7)	(33)	(40)
Government and Official Institutions	—	—	—	(6)	—	(6)
Other Time and Savings	23	42	65	11	(55)	(44)

Total Foreign Offices	22	46	68	(2)	(88)	(90)

Total Interest-Bearing Deposits	6	35	41	39	(176)	(137)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	—	2	2	(6)	(10)	(16)
Other Borrowed Funds
Domestic Offices	7	13	20	6	(12)	(6)
Foreign Offices	10	1	11	(22)	(16)	(38)

Total Other Borrowed Funds	17	14	31	(16)	(28)	(44)

Payables to Customers and Broker-Dealers	21	6	27	28	—	28
Long-Term Debt	1	(15)	(14)	26	(78)	(52)

Total Interest Expense	45	42	87	71	(292)	(221)

Change in Net Interest Income	$186	$(155)	$31	$135	$(205)	$(70)

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Unaudited Quarterly Data

	2004				2003
(Dollars in millions, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Total Revenue (tax equivalent basis)	$1,977	$1,747	$1,775	$1,677	$1,694	$1,647	$1,600	$1,429

Interest Income	782	629	601	441	584	575	595	576
Interest Expense	255	201	180	173	166	168	197	190

Net Interest Income	527	428	421	268	418	407	398	386

Provision for Credit Losses	(7)	—	10	12	35	40	40	40
Noninterest Income	1,186	1,110	1,166	1,230	1,102	1,063	996	844
Noninterest Expense	1,097	999	1,012	1,013	1,016	1,039	903	739

Income Before Income Taxes	623	539	565	473	469	391	451	451
Income Taxes	272	185	194	109	162	131	156	156

Net Income	$351	$354	$371	$364	$307	$260	$295	$295

Per Common Share Data:
Basic Earnings	$0.45	$0.46	$0.48	$0.47	$0.40	$0.34	$0.39	$0.41
Diluted Earnings	0.45	0.46	0.48	0.47	0.40	0.34	0.39	0.41
Cash Dividend	0.20	0.20	0.20	0.19	0.19	0.19	0.19	0.19

Stock Price
High	33.92	30.26	33.01	34.71	33.28	31.45	30.27	27.23
Low	29.65	27.55	28.69	30.58	29.25	28.48	21.01	19.98

Ratios:
Return on Average Common Shareholders’ Equity	15.34%	15.90%	17.14%	17.17%	14.81%	12.82%	15.56%	17.80%
Return on Average Assets	1.40	1.45	1.49	1.47	1.26	1.06	1.30	1.49

The Company’s securities that are listed on the New York Stock Exchange® (NYSE) are Common Stock, Preferred Stock Purchase Rights, 5.95% Preferred Trust Securities Series F, and 6.88% Preferred Trust Securities Series E. The NYSE symbol for the Company’s Common Stock is BK. All of the Company’s other securities are not currently listed. The Company had 26,177 common shareholders of record at January 31, 2005.

The following table discloses the Company’s repurchases of the Company’s common stock made during the fourth quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs
October 1-31	8,714	$30.81	8,714	12,638,910
November 1-30	2,728	32.88	2,728	12,636,182
December 1-31	5,878	33.21	5,878	12,630,304

Total	17,320		17,320

All shares were repurchased through the Company’s stock repurchase program, which was announced on November 12, 2002 and permits the repurchase of 16 million shares. The shares repurchased in the fourth quarter resulted from transactions related to employee benefit plans.

Long-Term Financial Goals and Factors That May Affect Them

The Company has several long-term financial goals which were presented at the Company’s analyst presentation on January 25, 2005: 1) achieve earnings per share growth of 12%+; 2) achieve a return on equity (ROE) of 18%-20%; and 3) generate at least 2% of targeted EPS growth through operating leverage. The goals are periodically updated to reflect changes in business developments.

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

Continuation of favorable global trends—The Company’s businesses benefit from certain global trends, such as the growth of financial assets, creation of new securities, financial services industry consolidation, rapid technological change, globalization of investment activities, structural changes to financial markets, shortened settlement cycles, straight-through processing requirements, and increased demand for outsourcing. These long-term trends all increase the demand for the Company’s products and services around the world. However, in the near term, uncertainty surrounding recently enacted legislation and regulation, the potential legislative and regulatory changes under consideration in the securities industry, as well as investigations by various federal and state regulatory agencies, the Department of Justice and state attorney generals, could have an adverse effect on investment activity and the Company.

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

Acquisitions/joint ventures—An integral part of the Company’s overall growth strategy is to make focused acquisitions. Since 1995, the Company has completed 92 acquisitions, particularly in its securities servicing and asset management businesses. In addition, the Company enters into strategic joint ventures around the globe. While the level of transactions has been fairly consistent, acquisition activity by its very nature is not predictable.

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

Taxes-The U.S. Treasury and Internal Revenue Service have taken increasingly aggressive positions against certain corporate investment programs that either reduce or defer taxes. The Company believes that its historic investments have been carefully structured to comply with then current tax law, and received external legal and tax advice confirming the Company’s treatment of the investments. Going forward, there may be fewer opportunities to participate in lease investing, tax credit programs and similar transactions that have benefited the Company in the past. This may adversely impact the Company’s net interest income and effective tax rate.

The Company has entered into investments that produce synthetic fuel from coal byproducts. Section 29 of the Internal Revenue code provides a tax credit for these types of transactions. The amount of the credit is dependent on the amount of coal produced by these investments. Coal production can be impacted by mine, workforce, transportation, and weather conditions among other factors. Section 29 credits are phased out when calendar year average oil prices reach certain levels. The Company estimates that the 2005 phase-out would begin if the entire calendar year 2005 wellhead prices averages above $52 (which corresponds to popularly published spot prices of $56) and the credit would be fully phased out at $65 (which corresponds to popularly published spot prices of $69).

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

Glossary

Alternative investments: Usually refers to investments in hedge funds. Many hedge funds pursue strategies that are uncommon relative to mutual funds. Examples of alternative investment strategies are: long–short equity, event driven, statistical arbitrage, fixed income arbitrage, convertible arbitrage, short bias, global macro, and equity market neutral.

Collateral Management: Collateral management is a comprehensive program designed to simplify collateralization and expedite securities transfers for buyers and sellers. The Company acting as an independent collateral manager is positioned between the buyer and seller to provide a convenient, flexible, and efficient service to ensure proper collateralization throughout the term of the transaction. The service includes verification of securities eligibility and maintenance of margin requirements.

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

Cross-currency swaps are contracts that generally involve the exchange of both interest and principal amounts in two different currencies. Also see interest rate swaps in this glossary.

Depositary receipts (“DR”): A negotiable security that generally represents a non-U.S. company’s publicly traded equity. Although typically denominated in U.S. dollars, depositary receipts can also be denominated in Euros. Depositary receipts are eligible to trade on all U.S. stock exchanges and many European stock exchanges. American depositary receipts (“ADR”) trade only in the U.S.

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

Foreign currency swaps: An agreement to exchange stipulated amounts of one currency for another currency at one or more future dates.

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

Hedge fund: A fund, usually used by wealthy individuals and institutions, which is allowed to use aggressive strategies that are unavailable to mutual funds, including selling short, leverage, program trading, swaps, arbitrage, and derivatives. Hedge funds are exempt from many of the rules and regulations governing mutual funds, which allow them to accomplish aggressive investing goals. Legal requirements in many countries allow only certain sophisticated investors to participate in hedge funds.

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

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factors, or external events.

SFAS: Statement of Financial Accounting Standard.

Sub-custodian: A local provider (e.g., a bank) contracted by the Company to provide specific custodial related services in a selected country or geographic area. Services generally include holding foreign securities in safekeeping, facilitating settlements and reporting holdings to the custodian.

Tangible common equity (“TCE”) ratio: The percentage computed by dividing common shareholders’ equity less intangibles and goodwill by period-end assets less intangibles and goodwill.

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

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share amounts)	2004	2003
Assets
Cash and Due from Banks	$3,886	$3,843
Interest-Bearing Deposits in Banks	8,192	8,286
Securities
Held-to-Maturity (fair value of $1,873 in 2004 and $256 in 2003)	1,886	261
Available-for-Sale	21,916	22,546

Total Securities	23,802	22,807
Trading Assets	4,627	5,406
Federal Funds Sold and Securities Purchased Under Resale Agreements	5,708	4,829
Loans (less allowance for loan losses of $591 in 2004 and $668 in 2003)	35,190	34,615
Premises and Equipment	1,097	1,079
Due from Customers on Acceptances	137	170
Accrued Interest Receivable	285	214
Goodwill	3,477	3,276
Intangible Assets	793	816
Other Assets	7,335	7,056

Total Assets	$94,529	$92,397

Liabilities and Shareholders’ Equity
Deposits
Noninterest-Bearing (principally domestic offices)	$17,442	$14,789
Interest-Bearing
Domestic Offices	18,692	19,282
Foreign Offices	22,587	22,335

Total Deposits	58,721	56,406
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	1,205	1,039
Trading Liabilities	2,873	2,519
Payables to Customers and Broker-Dealers	8,664	10,192
Other Borrowed Funds	833	834
Acceptances Outstanding	139	172
Accrued Taxes and Other Expenses	4,452	4,256
Accrued Interest Payable	113	82
Other Liabilities (including allowance for lending-related commitments of $145 in 2004 and $136 in 2003)	2,418	2,348
Long-Term Debt	5,821	6,121

Total Liabilities	85,239	83,969

Shareholders’ Equity
Common Stock-par value $7.50 per share, authorized 2,400,000,000 shares, issued 1,044,841,603 shares in 2004 and 1,039,968,482 shares in 2003	7,836	7,800
Additional Capital	1,790	1,647
Retained Earnings	6,162	5,330
Accumulated Other Comprehensive Income	(6)	72

	15,782	14,849
Less: Treasury Stock (266,720,629 shares in 2004 and 264,649,827 shares in 2003), at cost	6,492	6,420
Loan to ESOP (126,960 shares in 2003), at cost	—	1

Total Shareholders’ Equity	9,290	8,428

Total Liabilities and Shareholders’ Equity	$94,529	$92,397

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(In millions, except per share amounts)	2004	2003	2002
Interest Income
Loans	$1,080	$1,187	$1,452
Margin Loans	156	86	12
Securities
Taxable	741	651	639
Exempt from Federal Income Taxes	40	48	61

	781	699	700
Deposits in Banks	305	150	133
Federal Funds Sold and Securities Purchased Under Resale Agreements	80	79	51
Trading Assets	51	129	259

Total Interest Income	2,453	2,330	2,607

Interest Expense
Deposits	548	507	644
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	15	13	29
Other Borrowed Funds	52	21	65
Customer Payables	57	30	2
Long-Term Debt	136	150	202

Total Interest Expense	808	721	942

Net Interest Income	1,645	1,609	1,665
Provision for Credit Losses	15	155	685

Net Interest Income After Provision for Credit Losses	1,630	1,454	980

Noninterest Income
Servicing Fees
Securities	2,858	2,412	1,896
Global Payment Services	317	314	296

	3,175	2,726	2,192
Private Client Services and Asset Management Fees	448	384	344
Service Charges and Fees	385	375	357
Foreign Exchange and Other Trading Activities	364	327	234
Securities Gains	78	35	(118)
Other	241	159	134

Total Noninterest Income	4,691	4,006	3,143

Noninterest Expense
Salaries and Employee Benefits	2,324	2,002	1,581
Net Occupancy	305	261	230
Furniture and Equipment	204	185	138
Clearing	176	154	124
Sub-custodian Expenses	87	74	70
Software	193	170	115
Communications	93	92	65
Amortization of Intangibles	34	25	8
Merger and Integration Costs	—	96	—
Other	706	639	420

Total Noninterest Expense	4,122	3,698	2,751

Income Before Income Taxes	2,199	1,762	1,372
Income Taxes	759	605	470

Net Income	$1,440	$1,157	$902

Per Common Share:
Basic Earnings	$1.87	$1.54	$1.25
Diluted Earnings	1.85	1.52	1.24
Cash Dividends Paid	0.79	0.76	0.76
Diluted Shares	778	759	728

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,
(In millions)		2004		2003		2002
Common Stock
Balance, January 1		$7,800		$7,453		$7,431
Common Stock Issued in Connection with Pershing Acquisition (Shares: 40,000,000 in 2003)		—		300		—
Common Stock Issued in Connection with Employee Benefit Plans (shares: 4,873,121 in 2004, 6,271,185 in 2003, and 2,924,196 in 2002)		36		47		22

Balance, December 31		7,836		7,800		7,453

Additional Capital
Balance, January 1		1,647		847		741
Common Stock Issued in Connection with Pershing Acquisition		—		696		—
Common Stock Issued in Connection with Employee Benefit Plans		143		104		106

Balance, December 31		1,790		1,647		847

Retained Earnings
Balance, January 1		5,330		4,736		4,383
Net Income	$1,440	1,440	$1,157	1,157	$902	902
Cash Dividends on Common Stock		(608)		(563)		(549)

Balance, December 31		6,162		5,330		4,736

Accumulated Other Comprehensive Income
Balance, January 1		72		134		80
Change in Fair Value of Securities Available-for-Sale, Net of Taxes of ($49) in 2004, ($68) in 2003, and $84 in 2002	(79)	(79)	(90)	(90)	106	106
Reclassification Adjustment, Net of Taxes of $1 in 2004, ($23) in 2003, and $40 in 2002	2	2	31	31	(65)	(65)
Foreign Currency Translation Adjustment, Net of Taxes of $4 in 2004, ($13) in 2003, and ($10) in 2002	5	5	(1)	(1)	(1)	(1)
Net Unrealized Derivative Gains on Cash Flow Hedges, Net of Taxes $1 in 2004, ($3) in 2003, and $13 in 2002	3	3	(2)	(2)	14	14
Minimum Pension Liability Adjustment, Net of Taxes of $(6) in 2004	(9)	(9)	—	—	—	—

Balance, December 31		(6)		72		134

Total Comprehensive Income	$1,362		$1,095		$956

Less Treasury Stock
Balance, January 1		6,420		6,483		6,312
Issued (shares: 1,930,184 in 2004, 3,321,995 in 2003, and 3,070,005 in 2002)		(47)		(81)		(75)
Acquired (shares: 4,000,986 in 2004, 730,968 in 2003, and 9,861,332 in 2002)		119		18		246

Balance, December 31		6,492		6,420		6,483

Less Loan to ESOP
Balance, January 1		1		3		6
Released (shares: 126,960 in 2004, 358,573 in 2003, and 338,227 in 2002)		(1)		(2)		(3)

Balance, December 31		—		1		3

Total Shareholders’ Equity, December 31		$9,290		$8,428		$6,684

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In millions)	2004	2003	2002
Operating Activities
Net Income	$1,440	$1,157	$902
Adjustments to Determine Net Cash Attributable to Operating Activities:
Provision for Credit Losses and Losses on Other Real Estate	15	155	685
Depreciation and Amortization	480	430	232
Deferred Income Taxes	422	498	18
Securities Gains (Losses)	(78)	(35)	118
Change in Trading Activities	1,288	1,961	1,959
Change in Accruals and Other, Net	(220)	(354)	(539)

Net Cash Provided by Operating Activities	3,347	3,812	3,375

Investing Activities
Change in Interest-Bearing Deposits in Banks	(172)	(2,689)	1,978
Change in Margin Loans	(347)	(973)	101
Purchases of Securities Held-to-Maturity	(1,494)	(27)	(60)
Paydowns of Securities Held-to-Maturity	217	706	289
Maturities of Securities Held-to-Maturity	19	10	18
Purchases of Securities Available-for-Sale	(14,344)	(28,034)	(21,095)
Sales of Securities Available-for-Sale	4,257	7,397	6,846
Paydowns of Securities Available-for-Sale	7,791	9,375	4,026
Maturities of Securities Available-for-Sale	2,448	5,812	4,574
Net Principal Received on Loans to Customers	514	1,367	4,027
Sales of Loans and Other Real Estate	21	953	348
Change in Federal Funds Sold and Securities Purchased Under Resale Agreements	(879)	754	3,410
Purchases of Premises and Equipment	(262)	(129)	(208)
Acquisitions, Net of Cash Acquired	(137)	(1,844)	(511)
Proceeds from the Sale of Premises and Equipment	11	11	1
Other, Net	(177)	808	(583)

Net Cash Provided (Used) by Investing Activities	(2,534)	(6,503)	3,161

Financing Activities
Change in Deposits	1,562	(201)	(1,462)
Change in Federal Funds Purchased and Securities Sold Under Repurchase Agreements	166	(229)	(1,120)
Change in Payables to Customers and Broker-Dealers	(1,528)	1,702	(297)
Change in Other Borrowed Funds	62	(814)	(1,674)
Proceeds from the Issuance of Long-Term Debt	209	2,276	1,875
Repayments of Long-Term Debt	(476)	(1,534)	(1,650)
Issuance of Common Stock	227	1,230	206
Treasury Stock Acquired	(119)	(18)	(246)
Cash Dividends Paid	(608)	(563)	(549)

Net Cash Provided (Used) by Financing Activities	(505)	1,849	(4,917)

Effect of Exchange Rate Changes on Cash	(265)	(63)	(93)

Change in Cash and Due From Banks	43	(905)	1,526
Cash and Due from Banks at Beginning of Year	3,843	4,748	3,222

Cash and Due from Banks at End of Year	$3,886	$3,843	$4,748

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$777	$739	$939
Income Taxes	384	449	328
Noncash Investing Activity (Primarily Foreclosure of Real Estate)	1	—	1

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

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Qualified special-purpose entities (QSPEs) are not consolidated. Revenue is recognized when earned based on contractual terms, or as transactions or services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as other assets. The Company’s most significant equity method investment is a 20.2% share in Wing Hang, with a carrying value of $192 million.

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

The Company conducts quarterly reviews to identify and evaluate investments that have indications of possible impairment. An investment in debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. The Company examines various factors when determining whether an impairment is other-than-temporary. Examples of factors that may indicate that an other-than-temporary impairment has occurred include:

•	Fair value is significantly below cost;

•	The decline in fair value has existed for an extended period of time;

•	Management does not possess both the intent and the ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value;

•	The decline in fair value is attributable to specific adverse conditions affecting a particular investment;

•	The decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; and

•	A debt security has been downgraded by a rating agency.

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

The Company conducts a quarterly portfolio review to determine the adequacy of its allowance for credit losses. All commercial exposures over $1 million are assigned to specific risk categories. Smaller commercial and consumer exposures are evaluated on a pooled basis and assigned to specific risk categories. Following this review, senior management of the Company analyzes the results and determines the allowance for credit losses. The Company’s Board of Directors reviews the allowance at the end of each quarter.

The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is determined by one of the present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral. See “Asset Quality and Allowance for Credit Losses” and “Critical Accounting Policies” in MD&A for additional information.

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

Derivative Financial Instruments

Derivative contracts, such as futures contracts, forwards, interest rate swaps, foreign currency swaps and options and similar products used in trading activities, are recorded at fair value. The Company does not recognize gains or losses at the inception of derivative transactions if the fair value is not determined based upon observable market transactions and market data. Gains and losses are included in foreign exchange and other trading activities in noninterest income. Unrealized gains and losses are reported on a gross basis in trading account assets and trading liabilities, after taking into consideration master netting agreements.

The Company enters into various derivative financial instruments for non-trading purposes primarily as part of its asset/liability management (“ALM”) process. These derivatives are designated as fair value and cash flow hedges of certain assets and liabilities when the Company enters into the derivative contracts. Gains and losses associated with fair value hedges are recorded in income as well as any change in the value of the related hedged item. Gains and losses on cash flow hedges are recorded in other comprehensive income. Ineffectiveness related to fair value and cash flow hedges is reported as other income. If a derivative used in ALM does not qualify as a hedge it is marked to market and the gain or loss is included in net interest income.

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

For the years ended December 31, 2004, 2003, and 2002, the Company recorded ineffectiveness of $0.7 million, $0.7 million and $1.2 million related to fair value and cash flow hedges in other income. The Company recorded a credit of $3 million in 2004, a debit of $2 million in 2003, and a credit of $14 million in 2002 to other comprehensive income arising from the change in value of cash flow hedges.

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

Premises, Equipment, and Internal-Use Software

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

Goodwill and other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002 as further discussed in Note 4 of the Notes to the Consolidated Financial Statements. SFAS 142 requires that goodwill no longer be amortized ratably into the income statement over an estimated life, but rather is to be tested at least annually for impairment. All other intangible assets which have finite useful lives are amortized over those periods, which range from 3 to 18 years.

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

(Dollars in millions, except per share amounts)	2004	2003	2002
Reported net income	$1,440	$1,157	$902
Stock based employee compensation costs, using prospective method, net of tax	23	16	—
Stock based employee compensation costs, using retroactive restatement method, net of tax	(57)	(81)	(87)

Pro forma net income	$1,406	$1,092	$815

Reported diluted earnings per share	$1.85	$1.52	$1.24
Impact on diluted earnings per share	(0.04)	(0.07)	(0.11)

Pro forma diluted earnings per share	$1.81	$1.45	$1.13

The fair value of options granted in 2004, 2003, and 2002 were estimated at the grant date using the following weighted average assumptions:

	2004	2003	2002
Dividend yield	2.5%	3.0%	2.5%
Expected volatility	25	31	30
Risk free interest rate	2.61	2.82	4.35
Expected option lives	5	5	5

Pension

At September 30, the measurement date, plan assets were determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on the yield of high quality corporate bonds available in the marketplace. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value and amortization of actuarial gains and losses.

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

2.	Accounting Changes and New Accounting Pronouncements

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard had no impact on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe that adoption of this new standard had a significant impact on its financial condition or results of operations.

On October 1, 2002, the Company adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This standard eliminates specialized accounting guidance related to certain acquisitions. The adoption of this pronouncement did not have an impact on the Company’s results of operations or financial condition.

On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments. The adoption of SFAS 149 did not have an impact on the Company’s results of operations or financial condition.

On July 1, 2003, the Company adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of SFAS 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective after June 30, 2003. The adoption of SFAS 150 did not have an impact on the Company’s results of operations or financial condition.

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

On February 1, 2003, the Company adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. This interpretation requires a company that holds a variable interest in an entity to consolidate the entity if the company’s interest in the variable interest entities (VIE) is such that the company will absorb a majority of the VIE’s expected losses and/or receives a majority of the entity’s expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. Various amendments to FIN 46, including FIN 46(R), delayed the effective date for certain previously established entities until the first quarter of 2004. The adoption of FIN 46 and FIN 46(R) did not have a significant impact on the Company’s results of operations or financial condition.

As of December 31, 2004, the Company had variable interests in 5 securitization trusts. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. See Footnote “Securitizations”.

The most significant impact of FIN 46 and FIN 46(R) was to require that the trusts used to issue trust preferred securities be deconsolidated. As a result, the trust preferred securities no longer represent a minority interest. Under regulatory capital rules, minority interests count as Tier 1 Capital. The Company has $1,150 million of trust preferred securities outstanding. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. On May 6, 2004, the Board of Governors of the Federal Reserve issued a Notice of Proposed Rulemaking which would be more restrictive as to the amount of trust preferred securities that could be included in Tier 1 capital. While the Company is currently reviewing the impact of the proposed rule, both the Company and the Bank are expected to remain “well-capitalized” under the proposed rule.

In May 2004, FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company believes that its plans are eligible for the subsidy provided by the Act and adopted FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The adoption of FSP FAS 106-2 did not have a significant impact on the Company’s results of operations or financial position.

In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1.

The FASB is currently reviewing the accounting guidance under SFAS 13 surrounding leveraged leases. If FASB modifies existing interpretations of SFAS 13 and associated industry practice, a settlement of the tax matters associated with the Company’s structured leasing investments (see “Commitments and Contingent Liabilities”) could result in a material one-time charge to earnings related to a change in the timing of the lease cash flows. However, an amount approximating this one-time charge would be recognized into income over the remaining term of the affected leases. It is unclear at this point in time whether or when FASB will modify lease accounting guidance.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FASB 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to apply SFAS 123(R) as of July 1, 2005.

Statement 123(R) may be adopted using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

The Company adopted the fair value method of accounting for stock-based compensation prospectively as of January 1, 2003. By July 1, 2005, the Company will be amortizing all of its unvested stock option grants, and as a result, adoption of SFAS 123(R) is not expected to have a significant impact on the Company’s results of operations or financial condition.

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

At December 31, 2004, the Company was liable for potential contingent payments related to acquisitions in the amount of $470 million. During 2004, the Company paid or accrued $95 million for contingent payments related to acquisitions made in prior years, and $19 million of potential contingent payments lapsed.

2004

During 2004, nine businesses were acquired for a total cost of approximately $68 million, primarily paid in cash. Potential contingent payments related to 2004 acquisitions are $66 million. Goodwill related to 2004 acquisition transactions was $46 million. The tax-deductible portion of goodwill is $46 million. All of the goodwill was assigned to the Company’s Servicing and Fiduciary Business segment. The pro forma effect of the 2004 acquisitions is not material to the 2004 results. The revenue impact is included in the “Business Segments Review”.

In February 2004, the Company signed an agreement with Thomson Institutional Services Inc. (“TISI”), a unit of Thomason Financial, to transfer its commission services client base to Westminster Research Associates, Inc. (“WAR”), a subsidiary of The Bank of New York. This agreement will further broaden its third-party independent research and commission management service offering to institutional investment clients.

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

In July 2004, the Company reached an agreement with National Australia Bank, following their strategic decision to close the National Custodian Services UK operation, to transfer its clients to The Bank of New York. The Company is providing a range of services including custody, trustee and depositary and fund administration and has been working closely with clients to complete a smooth transition of business.

In October 2004, the Company acquired Osprey Partners LLC’s portfolio accounting technology to broaden its managed account services offering. The acquisition will allow the Company to integrate the portfolio accounting function within its proprietary managed account services offering and fully support the comprehensive portfolio view created by unified managed account platforms.

In November 2004, the Company acquired the execution and commission management assets of Wilshire Associates. Under the terms of the agreement, BNY Brokerage will assume Wilshire’s client relationships in these businesses.

In December 2004, the Company acquired Continental Fund Services (CFS), a Luxembourg PSF (Professional of the Financial Sector). CFS provides retail transfer agency and registrar services to Luxembourg SICAVs run by two U.S. fund management companies, Davis Selected Advisers and Alger Associates, as well as sub-transfer agency and sub-registrar services to European shareholders of Alger U.S. domestic funds. CFS administers the accounts of approximately 32,000 shareholders in such funds.

2003

During 2003, six businesses were acquired for a total cost of $2,126 million, primarily paid in cash. Potential contingent payments related to 2003 acquisitions were $56 million. Goodwill related to 2003 acquisition transactions was $716 million. The tax-deductible portion of goodwill was $709 million. All of the goodwill was assigned to the Company’s Servicing and Fiduciary Business segment.

In January 2003, the Company acquired the back-office clearance and settlement capabilities of England-based Tilney Investment Management through the acquisition of certain assets. In February 2003, the Company acquired the assets of International Fund Administration Ltd. (IFA), a Bermuda-based alternative investment fund administrator. In April 2003, the Company acquired Capital Resource Financial Services, LLC (CRFS), a Chicago-based provider of commission recapture, transition management and third-party services to plan sponsors and investment managers.

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

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The purchase price of $2 billion was allocated as follows: goodwill $0.6 billion, customer relationships $0.4 billion, trademarks $0.4 billion, and other tangible assets $0.6 billion. The results of Pershing are included in the accompanying statements of income after May 1, 2003.

The acquisition was dilutive to the Company’s 2003 earnings by approximately $0.02 per share (not including dilution in 2003 of approximately $0.08 per share from merger and integration charges associated with the acquisition).

In June 2003, the Company acquired the corporate trust business of INTRUST Bank, N.A., headquartered in Wichita, Kansas. In December 2003, the Company acquired Fifth Third Bank’s corporate trust business located in Cincinnati, Ohio.

2002

During 2002, ten businesses were acquired for a total cost of $498 million, primarily paid in cash. Potential contingent payments related to 2002 acquisitions were $487 million. Goodwill related to 2002 acquisition transactions was $359 million. The tax-deductible portion of goodwill was $165 million. All of the goodwill was assigned to the Company’s Servicing and Fiduciary Business segment.

The details of the 2002 acquisitions are as follows:

•	Autranet, Inc., a subsidiary of Credit Suisse First Boston (USA), Inc.

•	G-Trade Services, Ltd. and other related wholly-owned subsidiaries of the Credit Lyonnais SA Group.

•	Jaywalk, Inc., a third-party aggregator of quality independent investment research.

•	Francis P. Maglio & Co., Inc., a leading institutional trading firm.

•	The correspondent clearing business of Weiss, Peck & Greer, LLC.

•	A global arrangement with ING, a global financial institution of Dutch origin, to outsource its international cash equities clearance and settlements operations in London, New York, Hong Kong, and Singapore to the Company.

•	The Core International ADR and Domestic Equity Index institutional investment management businesses of Axe-Houghton Associates, Inc. based in Rye Brook, New York.

•	Gannet Welsh & Kotler, Inc, a privately-held asset management firm based in Boston, Massachusetts.

•	Beacon Fiduciary Advisors, a privately-held asset management firm based in Chestnut Hill, Massachusetts.

•	The Structured Investment Vehicle management business of Quadrant Capital Limited based in London, England.

•	Lockwood Financial Group, based in Malvern, Pennsylvania.

4.	Goodwill and Intangibles

Goodwill by segment for the year ended December 31, 2004 and 2003 is as follows:

(In millions)	December 31, 2004	December 31, 2003
Servicing and Fiduciary Businesses	$3,337	$3,136
Corporate Banking	31	31
Retail Banking	109	109
Financial Markets	—	—

Consolidated Total	$3,477	$3,276

The Company’s business segments are tested annually for goodwill impairment. No impairment loss was recorded in 2004 or 2003.

Intangible Assets

	December 31, 2004				December 31, 2003
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Names	$370	$—	$370	Indefinite Life	$370	$—	$370
Customer Relationships	474	(65)	409	18	461	(39)	422
Other Intangible Assets	41	(27)	14	7	43	(19)	24

The aggregate amortization expense of intangibles and goodwill was $34 million, $25 million and $8 million for 2004, 2003, and 2002. Estimated amortization expense for the next five years is as follows:

For the year ended December 31,	Amortization Expense
(In millions)
2005	$36
2006	36
2007	34
2008	33
2009	30

5.	Securities

The following tables set forth the amortized cost and the fair values of securities at the end of the last two years:

	2004
	Amortized Cost	Gross Unrealized		Fair Value	Unrealized Losses over 1 Year	# of Issues in Unrealized Losses
(Dollars in millions)		Gains	Losses
Securities Held-to-Maturity:
U.S. Government Obligations	$48	$1	$—	$49	$—	—
U.S. Government Agency Obligations	245	—	2	243	—	—
Obligations of States and Political Subdivisions	30	—	—	30	—	—
Mortgage-Backed Securities	1,432	5	7	1,430	—	—
Emerging Markets	117	—	10	107	10	1
Other Debt Securities	14	—	—	14	—	—

Total Securities Held-to-Maturity	1,886	6	19	1,873	10	1

Securities Available-for-Sale:
U.S. Government Obligations	354	—	—	354	—	—
U.S. Government Agency Obligations	263	—	1	262	—	—
Obligations of States and Political Subdivisions	157	10	—	167	—	—
Other Debt Securities	2,754	18	—	2,772	1	1
Mortgage-Backed Securities	17,915	89	41	17,963	10	28
Equity Securities	398	—	—	398	—	—

Total Securities Available-for-Sale	21,841	117	42	21,916	11	29

Total Securities	$23,727	$123	$61	$23,789	$21	30

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

	2003
	Amortized Cost	Gross Unrealized		Fair Value	Unrealized Losses over 1 Year	# of Issues in Unrealized Losses
(Dollars in millions)		Gains	Losses
Securities Held-to-Maturity:
Mortgage-Backed Securities	$143	$4	$—	$147	$—	—
Emerging Markets	118	—	9	109	9	1

Total Securities Held-to-Maturity	261	4	9	256	9	1

Securities Available-for-Sale:
U.S. Government Obligations	499	6	—	505	—	—
U.S. Government Agency Obligations	240	1	—	241	—	—
Obligations of States and Political Subdivisions	235	16	—	251	—	—
Other Debt Securities	2,733	29	1	2,761	1	8
Mortgage-Backed Securities	18,406	167	17	18,556	—	—
Asset-Backed Securities	20	—	—	20	—	—
Equity Securities	212	—	—	212	—	—

Total Securities Available-for-Sale	22,345	219	18	22,546	1	8

Total Securities	$22,606	$223	$27	$22,802	$10	9

The amortized cost and fair values of securities at December 31, 2004, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$32	$32	$1,988	$1,989
Due After One Year Through Five Years	283	282	749	752
Due After Five Years Through Ten Years	10	10	98	104
Due After Ten Years	129	119	693	710
Mortgage-Backed Securities	1,432	1,430	17,915	17,963
Equity Securities	—	—	398	398

Total	$1,886	$1,873	$21,841	$21,916

Realized gross gains on the sale of securities available-for-sale were $26 million and $42 million in 2004 and 2003. There were $21 million of realized gross losses in 2004 and $35 million of realized gross losses in 2003.

At December 31, 2004, assets amounting to $21.3 billion were pledged primarily for potential borrowing at the Federal Reserve Discount Window. The significant components of pledged assets were as follows: $17.3 billion were securities and $4.0 billion were loans. Included in these pledged assets were securities available-for-sale of $946 million which were pledged as collateral for actual borrowings. The lenders in these borrowings have the right to repledge or sell these securities. The Company obtains securities under resale, securities borrowed and custody agreements on terms which permit it to repledge or resell the securities to others. As of December 31, 2004, the market value of the securities received that can be sold or repledged was $17.3 billion. The Company routinely repledges or lends these securities to third parties. As of December 31, 2004, the market value of collateral repledged and sold was $295 million.

6.	Loans

The Company’s loan distribution and industry concentrations of credit risk at December 31, 2004 and 2003 are incorporated by reference from “Loans” in the Management’s Discussion and Analysis section of this report. The Company’s retail, community, and regional commercial banking operations in the New York metropolitan area create a significant geographic concentration.

In the ordinary course of business, the Company and its banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Company and to certain entities to which these individuals are related. The aggregate dollar amount of these loans was $349 million, $475 million, and $1,037 million at December 31, 2004, 2003, and 2002. These loans are primarily with related entities under revolving lines of credit. During 2004, these loans averaged $349 million, and ranged from $237 million to $419 million. A total of $10 million of these loans have been classified by the Company as nonperforming, while $19 million have been classified as potential problem loans at December 31, 2004.

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

(In millions)	2004	2003
Commercial	$6,961	$7,916
Real Estate	6,917	6,378
Consumer Loans	1,293	1,429
Lease Financings	5,663	5,730
Banks and Other Financial Institutions	5,262	3,365
Loans for Purchasing or Carrying Securities	3,028	4,221
Margin Loans	6,059	5,712
Government and Official Institutions	42	93
Other	556	439
Less: Allowance for Loan Losses	(591)	(668)

Total	$35,190	$34,615

Transactions in the allowance for credit losses, which represents the allowance for loan losses plus the allowance for lending-related commitments are summarized as follows:

	2004			2003	2002
(In millions)	Allowance for Loan Losses	Allowance for Lending-Related Commitments	Allowance for Credit Losses	Allowance for Credit Losses
Balance, Beginning of Period	$668	$136	$804	$831	$616
Charge-Offs	(93)	—	(93)	(198)	(484)
Recoveries	10	—	10	16	14

Net Charge-Offs	(83)	—	(83)	(182)	(470)
Provision	6	9	15	155	685

Balance, End of Period	$591	$145	$736	$804	$831

Allowance for Loan Losses			$591	$668	$656
Allowance for Lending-Related Commitments			145	136	175

The table below sets forth information about the Company’s nonperforming assets and impaired loans at December 31:

(In millions)	2004	2003	2002
Domestic Nonperforming Loans	$185	$270	$355
Foreign Nonperforming Loans	28	79	84

Total Nonperforming Loans	213	349	439
Other Real Estate	1	—	1

Total Nonperforming Assets	$214	$349	$440

Impaired Loans with an Allowance	$128	$287	$376
Impaired Loans without an Allowance(1)	65	41	27

Total Impaired Loans	$193	$328	$403

Allowance for Impaired Loans(2)	$52	$106	$167
Average Balance of Impaired Loans during the Year	297	394	279
Interest Income Recognized on Impaired Loans during the Year	6	2	1

(1)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(2)	The allowance for impaired loans is included in the Company’s allowance for loan losses.

Lost Interest

(In millions)	2004	2003	2002
Amount by which interest income recognized on nonperforming loans exceeded reversals:
Total	$4	$1	$2
Foreign	—	—	—
Amount by which interest income would have increased if nonperforming loans at year-end had been performing for the entire year:
Total	5	12	14
Foreign	1	1	1

At December 31, 2004, commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans.

7.	Long-Term Debt

The following is a summary of the contractual maturity of long-term debt at December 31, 2004 and totals for 2003:

	2004				2003
(In millions)	Under 5 Years	After 5 Years Through 10 Years	After 10 Years	Total	Total
Senior Debt
Fixed Rate	$1,424	$12	$—	$1,436	$1,431
Floating Rate	849	10	31	890	890
Subordinated Debt(1)	401	1,011	897	2,309	2,614
Junior Subordinated Debt(1)	—	—	1,186	1,186	1,186

Total	$2,674	$1,033	$2,114	$5,821	$6,121

(1)	Fixed rate

At December 31, 2004, subordinated debt aggregating $647 million is redeemable at the option of the Company as follows: $94 million in 2005; $233 million in 2006; $320 million after 2006. The Company has $250 million of subordinated debt that is fixed at 4.25% until 2007 when it becomes variable. The Company has the option to call this debt at that time. The Company has $400 million of subordinated debt that is fixed at 3.40% until 2008 when it becomes variable. The Company has the option to call this debt at that time.

Weighted Average Interest Rates	2004	2003
Fixed Rate Senior Debt	3.88%	3.88%
Floating Rate Senior Debt	2.48	1.14
Fixed Rate Subordinated Debt	5.31	5.65
Preferred Trust Securities	7.12	7.12

Range of Fixed Interest Rates at December 31, 2004

	From	To
Senior Debt	2.20%	5.20%
Subordinated Debt	3.40	7.58
Junior Subordinated Debt	5.95	7.97

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

The following table sets forth a summary of the Junior Subordinated Debt issued by the Company as of December 31, 2004:

Preferred Trust Securities

(Dollars in millions)	Amount	Interest Rate	Assets of Trust(1)	Due Date	Call Date	Call Price
BNY Institutional Capital Trust A	$300	7.78%	$309	2026	2006	103.89%
BNY Capital I	300	7.97	309	2026	2006	103.99
BNY Capital IV	200	6.88	206	2028	2004	Par
BNY Capital V	350	5.95	362	2033	2008	Par

	$1,150		$1,186

(1)	Junior Subordinated Debt

The Company has the option to shorten the maturity of BNY Capital IV to 2013 or extend the maturity to 2047.

8.	Securitizations

The Company currently provides services to 5 QSPEs as of December 31, 2004. All of the Company’s securitizations are QSPEs as defined in SFAS 140, which by design are passive investment vehicles. Total rate of return swaps entered into in connection with the securitization transactions are recorded in the trading account at fair value with the gain or loss included in net income.

Asset-Backed Commercial Paper Securitization

Since 2000, the Company sells and distributes securities for an asset-backed commercial paper securitization program. The Company services the program and receives a market-based fee of approximately five basis points that is just adequate to compensate the Company for its servicing responsibilities. As a result, there is no servicing asset or liability.

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

The $50 million of program assets at December 31, 2004 consist of securities that are 100% rated AA2. The authorized size of the program is $5 billion. The Company has not recognized any gain on the sale of assets to this program due to the short time period between the origination or purchase of the transferred assets and their sale to the program. The purpose of the securitization is to hold highly rated low-risk medium-term customer obligations in a capital efficient manner.

Money Fund Securitization

In 2000, the Company purchased BNY Hamilton Money Fund shares with a market value of $400 million. The Company then sold the right to receive the principal value of the shares in 2021 in a securitization transaction and retained the rights to receive on-going dividends from the shares. The Company did not recognize a gain on the sale. The purpose of this securitization is to achieve a favorable after-tax risk-adjusted investment return. The Company sponsors the BNY Hamilton Money Fund and receives an administrative fee for servicing the fund. The Company hedged a portion of the interest rate risk of the transaction by entering into a $200 million interest rate swap with a third party. The retained interest is recorded in available-for-sale securities on the consolidated balance sheet.

Municipal Bond Securitizations

The Company also sponsored $41 million of municipal bond securitizations for which no gain was recognized. The municipal bonds that were transferred were weekly variable rate demand bonds that are designed to trade at par. Therefore, the book value of the bonds was equal to par and they were sold at par, resulting in no gain or loss on sale. All of the bonds in the program are credit enhanced by a third party letter of credit provider rated at least A3/BBB. The Company provides additional liquidity and credit enhancement through total rate of return swaps, letters of credit, and/or, standby bond purchase agreements. The program’s purpose is to achieve a favorable after-tax risk-adjusted investment return.

Impact of Programs

The impact of these securitizations on the Company’s fully diluted earnings per share is less than 1 cent. Furthermore, if these transactions were consolidated on the balance sheet, there would have been virtually no impact on the Company’s liquidity, and the Tier 1 and Total Capital ratios at December 31, 2004 would have been 8.29% and 12.19%, respectively vs. 8.31% and 12.21% as reported.

9.	Shareholders’ Equity

The Company has 5 million authorized shares of Class A preferred stock having a par value of $2.00 per share. At December 31, 2004 and 2003, 3,000 shares were outstanding.

In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at December 31, 2004 and 2003.

Every outstanding share of Common Stock also represents one right (a “Right”) under the Company’s preferred stock purchase rights plan (the “Rights Plan”). The Rights Plan provides that on the tenth business day after the earlier of (i) the announcement by the Company that any person (an “Acquiring Person”) has become the beneficial owner of 20% of the Company’s Common Stock, or (ii) a person commencing a tender or exchange offer which would result in such person becoming an Acquiring Person, the Rights held by the Acquiring Person become void and each other Right trades separately from the Common Stock and entitles the holder to purchase $125 in market value of the Company’s Common Stock for $62.50. Alternatively, the board could distribute, without charge, one share of Company’s Common Stock or a fraction of a share of a new series of Preferred Stock, in exchange for each non-voided Right. If there is a merger or other business combination between the Company and an Acquiring Person, each Right would entitle the holder to purchase $125 in market value of the Acquiring Person’s common Stock for $62.50. The Exercise Price of $125 will be adjusted to prevent dilution. The Rights are redeemable for $0.05 per Right until they become exercisable. If not exercised or redeemed, the Rights expire at the close of business on January 13, 2014.

See “Subsequent Event” in the Notes to the Company’s Consolidated Financial Statements regarding termination of the Rights Plan in February 2005.

At December 31, 2004, the Company had reserved for issuance approximately 76 million common shares pursuant to the terms of employee benefit plans.

Basic and diluted earnings per share are calculated as follows:

(In millions, except per share amounts)	2004	2003	2002
Net Income(1)	$1,440	$1,157	$902

Basic Weighted Average Shares Outstanding	772	752	721

Shares Issuable upon Conversion:
Employee Stock Options	6	7	7

Diluted Weighted Average Shares Outstanding	778	759	728

Basic Earnings per Share	$1.87	$1.54	$1.25

Diluted Earnings per Share	$1.85	$1.52	$1.24

(1)	Net income, net income available to common shareholders and diluted net income are the same for all years presented.

10.	Stock Option Plans

The Company’s stock option plans (“the Option Plans”) provide for the issuance of stock options at fair market value at the date of grant to officers and employees of the Company and its subsidiaries. At December 31, 2004, under the Option Plans, the Company may issue 34,638,874 new options. In addition, the Company may reissue any options cancelled under its 1999 and 2003 Long-Term Incentive Plans. Generally, each option granted under the Option Plans is exercisable between one and ten years from the date of grant.

A summary of the status of the Company’s Option Plans as of December 31, 2004, 2003, and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	66,185,011	$34.44	51,425,347	$37.52	39,301,433	$34.90
Granted	7,215,950	33.06	18,041,155	23.12	14,363,892	42.32
Exercised	(2,614,568)	17.08	(1,949,374)	10.24	(1,610,550)	14.03
Canceled	(1,976,589)	36.39	(1,332,117)	34.98	(629,428)	43.00

Outstanding at End of Year	68,809,804	34.89	66,185,011	34.44	51,425,347	37.52

Options Exercisable	47,337,115	37.49	36,444,541	36.47	27,874,156	31.22
Weighted Average Fair Value of Options Granted During the Year	$6.24		$4.84		$10.49

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 7 to 18	3,921,308	1.6 Years	$14.86	3,921,308	$14.86
20 to 26	16,259,030	8.1	23.07	5,143,396	23.12
26 to 31	4,535,211	3.3	27.51	4,377,198	27.50
31 to 43	32,645,105	6.5	38.16	22,446,063	39.22
43 to 57	11,449,150	6.3	52.12	11,449,150	52.12

7 to 57	68,809,804	6.3	34.89	47,337,115	37.49

11.	Income Taxes

Income taxes included in the consolidated statements of income consist of the following:

	2004			2003			2002
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$184	$439	$623	$6	$387	$393	$185	$(52)	$133
Foreign	112	—	112	104	—	104	199	—	199
State and Local	41	(17)	24	(3)	111	108	68	70	138

Income Taxes	$337	$422	$759	$107	$498	$605	$452	$18	$470

The components of income before taxes are as follows:

(In millions)	2004	2003	2002
Domestic	$2,084	$1,639	$1,243
Foreign	115	123	129

Income Before Taxes	$2,199	$1,762	$1,372

The Company’s net deferred tax liability (included in accrued taxes) at December 31 consisted of the following:

(In millions)	2004	2003	2002
Lease Financings	$3,405	$3,181	$3,052
Depreciation and Amortization	441	394	283
Pension	382	382	358
Discount on Money Market Investment	126	125	128
Securities Valuation	105	125	182
Credit Losses on Loans	(299)	(334)	(345)
Tax Credit Carryovers	(333)	(248)	(256)
NOL Carryover	(118)	—	—
Liabilities not Deducted for Tax	(111)	(133)	(100)
Other Assets	(273)	(311)	(307)
Other Liabilities	112	69	58

Net Deferred Tax Liability	$3,437	$3,250	$3,053

The Company has recorded foreign tax credit carryovers of $200 million, a portion of which will begin to expire in 2012, general business credit carryovers of $67 million which begin to expire in 2023, and a $66 million AMT carryover which does not expire. The Company has also recorded a tax benefit for Federal and State NOL carryovers of $304 million related to a separate filing of a group of certain leasing subsidiaries which begin to expire in 2023. The Company has not recorded a valuation allowance because it expects to realize all of its deferred tax assets including these carryovers.

The statutory federal income tax rate is reconciled to the Company’s effective income tax rate below:

	2004	2003	2002
Federal Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, Net of Federal Income Tax Benefit	0.7	3.8	6.3
Nondeductible Expenses	0.4	0.2	0.2
Credit for Synthetic Fuel and Low-Income Housing Investments	(1.4)	(1.2)	(3.9)
Tax-Exempt Income From Municipal Securities	(0.2)	(0.3)	(0.5)
Other Tax-Exempt Income	(1.2)	(1.5)	(2.3)
Foreign Operations	0.2	(0.1)	(0.4)
Leveraged Lease Portfolio	(0.5)	(0.3)	(0.3)
Tax Reserve – LILO Exposure	2.3	—	—
Other – Net	(0.8)	(1.3)	0.2

Effective Rate	34.5%	34.3%	34.3%

12.	Employee Benefit Plans

The Company has defined benefit and contribution retirement plans covering substantially all full-time and eligible part-time employees and also provides health care benefits for certain retired employees.

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic
(In millions)	2004	2003	2004	2003	2004	2003
Change in Benefit Obligation
Obligation at Beginning of Period	$(826)	$(691)	$(133)	$(79)	$(170)	$(154)
Acquisition and Other Changes	—	—	—	(45)	—	—
Service Cost	(47)	(39)	(9)	(4)	(1)	(1)
Interest Cost	(50)	(44)	(9)	(5)	(8)	(10)
Employee Contributions	—	—	(1)	—	—	—
Actuarial Gain/(Loss)	(91)	(99)	(10)	(2)	13	(16)
Benefits Paid	45	47	3	2	13	11

Obligation at End of Period	(969)	(826)	(159)	(133)	(153)	(170)

Change in Plan Assets
Fair Value at Beginning of Period	1,171	1,036	96	57	59	52
Acquisition and Other Changes	—	—	—	34	—	—
Actual Return on Plan Assets	109	173	10	3	3	7
Net Dispositions	—	—	—	—	—	—
Employer Contributions	6	8	37	4	—	—
Employee Contributions	—	—	1	1	—	—
Benefit Payments	(46)	(46)	(2)	(3)	—	—

Fair Value at End of Period	1,240	1,171	142	96	62	59

Funded Status	271	345	(17)	(37)	(91)	(111)
Unrecognized Net Transition (Asset) Obligation	—	—	—	—	44	49
Unrecognized Prior Service Cost	2	2	—	—	—	—
Unrecognized Net (Gain)/Loss	586	492	43	35	58	70
Additional Liability	—	—	(2)	—	—	—

Prepaid Benefit Cost	$859	$839	$24	$(2)	$11	$8

Unrecognized actuarial gains and losses are amortized over the future service period (11 years) of active employees if they exceed a threshold amount. The Company currently has unrecognized losses which are being amortized.

Amounts recognized in the Company’s balance sheet at September 30, 2004 and 2003 consist of:

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic
(In millions)	2004	2003	2004	2003	2004	2003
Prepaid Benefit Cost	$905	$857	$32	$6	$11	$8
Accrued Benefit Cost	(46)	(18)	(8)	(8)	—	—

	$859	$839	$24	$(2)	$11	$8

The accumulated benefit obligation for all defined benefit plans was $964 million at September 30, 2004 and $777 million at September 30, 2003.

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic
(Dollars in millions)	2004	2003	2004	2003	2004	2003
Market-Related Value of Plan Assets at Beginning of Period	$1,523	$1,483	$142	$64	$71	$70
Discount Rate	6.00%	6.25%	5.50%	5.50%	6.00%	6.00%
Expected Rate of Return on Plan Assets	8.25	8.75	7.10	6.87	7.25	8.30
Rate of Compensation Increase	3.75	3.75	4.20	4.00

For additional information on pension assumptions see “Critical Accounting Policies” in MD&A.

The assumed health care cost trend rate used in determining benefit expense for 2004 is 8.5% decreasing to 5.0% in 2012 and thereafter for age group of 65 and under, and 9.5% decreasing to 5.0% in 2012 and thereafter for age group of over 65. The health care cost trend rate is assumed to decline at a uniform, gradual rate until 2009. This projection is based on various economic models that forecast a decreasing growth rate of health care expenses overtime. The underlying assumption is that health care expense growth cannot outpace gross national product (“GNP”) growth indefinitely, and over time a lower equilibrium growth rate will be achieved. Further, the growth rate assumed in 2009 bears a reasonable relationship to the discount rate.

An increase in the health care cost trend rate of one percentage point for each year would increase the benefit obligation by $15 million, or 10.1%, and the sum of the service and interest costs by $1 million, or 11.3%. A decrease in this rate of one percentage point for each year would decrease the benefit obligation by $13 million, or 8.7%, and the sum of the service and interest costs by $0.9 million, or 9.7%.

The Company’s pension benefit plans where the accumulated benefit obligation is in excess of plan assets at December 31 are as follows:

	Domestic		Foreign
(In millions)	2004	2003	2004	2003
Projected Benefit Obligation	$58	$43	$10	$96
Accumulated Benefit Obligation	46	34	8	82
Fair Value of Plan Assets	—	—	1	59

The Company uses September 30 as the measurement date for plan assets and obligations.

	Pension Benefits						Healthcare Benefits
	Domestic			Foreign			Domestic
(In millions)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net Periodic Cost (Income):
Service Cost	$47	$39	$24	$9	$4	$3	$1	$1	$1
Interest Cost	50	44	35	9	5	4	8	10	8
Expected Return on Asset	(132)	(132)	(151)	(11)	(2)	(2)	(6)	(6)	(6)
Other	4	3	(8)	—	—	—	7	7	6

Net Periodic Cost (Income)	$(31)	$(46)	$(100)	$7	$7	$5	$10	$12	$9

The Company’s expected long-term rate of return on plan assets is based on anticipated returns for each asset class. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed income markets, which should track the long-term historical returns for these markets. The Company also considers the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

The Company’s investment objective for its U.S. and foreign plans is to maximize total return while maintaining a broadly diversified plan. Equities are the main holding including Company’s common stock as well as private equities. The Company has committed to fund additional private equities, which, when the commitments are drawn upon, will bring the Company’s actual allocation for private equities closer to its target. Alternative investments and fixed income securities provide diversification and lower the volatility of returns.

The Company’s pension assets were invested as follows at September 30:

	Actual Allocation			Target Allocation
	2004		2003
	Domestic	Foreign	Domestic	Domestic	Foreign
Equities	66%	61%	59%	60%	61%
Fixed Income	24	38	28	30	39
Alternative Investment	5	—	5	5	—
Private Equities	1	—	1	5	—
Cash	4	1	7	—	—

Total Plan Assets	100%	100%	100%	100%	100%

Included in the domestic plan assets above were 4.2 million shares of the Company’s common stock with a fair value of $124 million at September 30, 2004 and 2003, representing 10% of 2004 plan assets. Assets of the postretirement health care plan are invested in an insurance contract.

The Company estimates that the contributions it will make in 2005 to fund its pension plans will be $6 million for the domestic plans and $11 million for the foreign plans.

The following table shows the expected future benefit payments for the next 10 years:

(In millions)	Pension Benefits		Healthcare Benefits
Year	Domestic	Foreign	Domestic
2005	$87	$3	$14
2006	59	3	13
2007	64	3	14
2008	76	5	14
2009	75	4	14
2010-2014	441	34	64

	$802	$52	$133

The Company has an Employee Stock Ownership Plan (“ESOP”) covering certain domestic full-time employees with more than one year of service. The ESOP works in conjunction with the Company’s defined benefit pension plan. Employees are entitled to the higher of their benefit under the ESOP or the defined benefit pension plan. If the benefit under the pension plan is higher, the employee’s share of the ESOP is contributed to the pension plan. Contributions are made equal to required principal and interest payments on borrowings by the ESOP. At September 30, 2004 and 2003, the ESOP owned 11.0 million shares and 11.6 million shares of the Company’s stock. The fair value of ESOP assets were $324 million and $340 million at September 30, 2004 and 2003. Contributions were approximately $0.2 million in 2004, $1.9 million in 2003 and $1.4 million in 2002. ESOP related expense was $3 million, $10 million and $12 million in 2004, 2003 and 2002.

The Company has defined contribution plans, excluding the ESOP, for which it recognized a cost of $65 million in 2004, $48 million in 2003, and $41 million in 2002.

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

Under the first and more significant of these limitations, the Bank could declare dividends of approximately $700 million in 2005 plus net profits earned in the remainder of 2005.

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

The insured subsidiary banks of the Company are required to maintain reserve balances with Federal Reserve Banks under the Federal Reserve Act and Regulation D. Required balances averaged $188 million and $96 million for the years 2004 and 2003.

The Company’s condensed financial statements are as follows:

Balance Sheets

	December 31,
(In millions)	2004	2003
Assets
Cash and Due from Banks	$1,195	$434
Securities	3	7
Loans	33	41
Investment in and Advances to Subsidiaries and Associated Companies
Banks	11,444	11,458
Other	5,182	4,840

	16,626	16,298
Other Assets	270	361

Total Assets	$18,127	$17,141

Liabilities and Shareholders’ Equity
Other Borrowed Funds	$253	$73
Due to Non-Bank Subsidiaries	2,487	2,262
Due to Bank Subsidiaries	—	—
Other Liabilities	317	298
Long-Term Debt	5,780	6,080

Total Liabilities	8,837	8,713

Shareholders’ Equity*
Preferred	—	—
Common	9,290	8,428

Total Liabilities and Shareholders’ Equity	$18,127	$17,141

*	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income

	For the years ended December 31,
(In millions)	2004	2003	2002
Operating Income
Dividends from Subsidiaries
Banks	$1,189	$188	$887
Other	73	230	141
Interest from Subsidiaries
Banks	154	149	170
Other	81	81	43
Other	23	21	11

Total	1,520	669	1,252

Operating Expenses
Interest (including $34 in 2004, $19 in 2003, and $29 in 2002 to Subsidiaries)	169	172	239
Other	5	22	19

Total	174	194	258

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	1,346	475	994
Income Tax Expense/(Benefit)	29	(16)	21

Income Before Equity in Undistributed Earnings of Subsidiaries	1,317	491	973

Equity in Undistributed Earnings of Subsidiaries
Banks	(15)	780	(57)
Other	138	(114)	(14)

Total	123	666	(71)

Net Income	$1,440	$1,157	$902

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2004	2003	2002
Operating Activities
Net Income	$1,440	$1,157	$902
Adjustments to Determine Net Cash Attributable to Operating Activities:
Amortization	15	15	13
Equity in Undistributed Earnings of Subsidiaries	(123)	(666)	71
Securities Gains	—	—	11
Change in Interest Receivable	—	—	2
Change in Interest Payable	5	2	6
Change in Taxes Payable	(53)	(73)	130
Other, Net	58	(108)	121

Net Cash Provided by Operating Activities	1,342	327	1,256

Investing Activities
Purchases of Securities	(3)	(49)	(68)
Sales of Securities	3	—	68
Maturities of Securities	—	49	—
Change in Loans	9	(11)	(9)
Acquisition of, Investment in, and Advances to Subsidiaries	(232)	(1,737)	(437)
Other, Net	2	10	(5)

Net Cash Used by Investing Activities	(221)	(1,738)	(451)

Financing Activities
Change in Other Borrowed Funds	180	(63)	(554)
Proceeds from the Issuance of Long-Term Debt	209	1,916	1,875
Repayments of Long-Term Debt	(476)	(1,234)	(1,250)
Change in Advances from Subsidiaries	225	179	38
Issuance of Common Stock	227	1,230	206
Treasury Stock Acquired	(119)	(18)	(246)
Cash Dividends Paid	(608)	(563)	(549)

Net Cash Provided (Used) by Financing Activities	(362)	1,447	(480)

Change in Cash and Due from Banks	759	36	325
Cash and Due from Banks at Beginning of Year	434	398	73

Cash and Due from Banks at End of Year	$1,193	$434	$398

Supplemental Disclosure of Cash Flow Information Cash Paid During the Year for:
Interest	$164	$168	$236
Income Taxes	216	96	186

14.	Other Noninterest Income and Expense

In 2004, other noninterest income included a pre-tax gain of $48 million from the sale of a portion of the Company’s investment in Wing Hang Bank Limited. In 2003 and 2002, other noninterest income included $32 million and $469 million respectively, of insurance recoveries. These were offset by an equal amount of expenses related to the WTC disaster in 2003 and 2002.

Other noninterest income includes equity in earnings of unconsolidated subsidiaries of $43 million, $33 million, and $36 million in 2004, 2003, and 2002.

15.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods–see Note 1. The following disclosure discusses these instruments on a uniform basis–fair value. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions used by the Company are discount rates ranging principally from 2% to 6% at December 31, 2004 and 0.9% to 6% at December 31, 2003. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
(In millions)	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Securities	$24,730	$24,945	$23,770	$23,983
Trading Assets	4,627	4,627	5,406	5,406
Loans and Commitments	29,523	29,952	28,885	29,397
Derivatives Used for ALM	192	242	225	272
Other Financial Assets	18,745	18,745	17,656	17,656

Total Financial Assets	77,817	$78,511	75,942	$76,714

Non-Financial Assets	16,712		16,455

Total Assets	$94,529		$92,397

Liabilities
Noninterest-Bearing Deposits	$17,442	$17,442	$14,789	$14,789
Interest-Bearing Deposits	41,279	41,280	41,617	41,628
Payables to Customers and Broker-Dealers	8,664	8,664	10,192	10,192
Borrowings	2,069	2,069	1,854	1,854
Long-Term Debt	5,821	6,007	6,121	6,406
Trading Liabilities	2,873	2,873	2,519	2,519
Derivatives Used for ALM	83	70	101	106

Total Financial Liabilities	78,231	$78,405	77,193	$77,494

Non-Financial Liabilities	7,008		6,776

Total Liabilities	$85,239		$83,969

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/loss) of the derivatives that were linked to these items:

	Carrying Amount	Notional Amount	Unrealized
(In millions)			Gain	(Loss)
At December 31, 2004
Loans	$292	$280	$—	$(13)
Securities Held-for-Sale	981	943	45	(23)
Deposits	173	175	—	(1)
Long-Term Debt	4,183	4,082	197	(33)

At December 31, 2003
Loans	$455	$423	$—	$(33)
Securities Held-for-Sale	983	932	42	(38)
Deposits	1,111	1,110	3	(6)
Long-Term Debt	4,094	3,945	228	(29)

The following table illustrates the notional amount, remaining contracts outstanding, and weighted average rates for derivative hedging contracts:

		Remaining Contracts Outstanding at December 31,
(Dollars in millions)	Total 12/31/04	2005	2006	2007	2008	2009
Receive Fixed Interest Rate Swaps:
Notional Amount	$4,459	$4,385	$4,160	$3,335	$3,035	$2,535
Weighted Average Rate	5.58%	5.62%	5.81%	6.17%	6.40%	6.52%
Pay Fixed Interest Rate Swaps:
Notional Amount	$793	$720	$677	$398	$352	$263
Weighted Average Rate	5.84%	5.75%	5.74%	6.31%	6.33%	6.45%
Pay Fixed Credit Default Swaps:
Notional Amount	$228	$228	$—	$—	$—	$—
Weighted Average Rate	0.93%	0.93%	—%	—%	—%	—%
Forward LIBOR Rate (1)	2.53%	3.58%	3.95%	4.25%	4.58%	4.94%

(1)	The forward LIBOR rate shown above reflects the implied forward yield curve for that index at December 31, 2004. However, actual repricings for ALM interest rate swaps are generally based on 3-month LIBOR.

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

The Company uses forward foreign exchange contracts to protect the value of its investments in foreign subsidiaries. The after-tax effects are shown in the cumulative translation adjustment included in shareholders’ equity. At December 31, 2004 and 2003, $1,452 million and $1,133 million in notional amount of foreign exchange contracts, with fair values of $(32) million and $(38) million, hedged corresponding amounts of foreign investments. These foreign exchange contracts had a maturity of less than six months at December 31, 2004.

Deferred net gains or losses on ALM derivative financial instruments at December 31, 2004 and 2003 were $12 million credit and $11 million credit, respectively.

Net interest income increased by $134 million in 2004, $130 million in 2003, and $109 million in 2002 as a result of ALM derivative financial instruments.

A discussion of the credit, market, and liquidity risks inherent in financial instruments is presented under “Liquidity”, “Market Risk Management”, “Trading Activities and Risk Management”, and “Asset/Liability Management” in the unaudited MD&A section of this report and in the “Trading Activities” and “Commitments and Contingent Liabilities” Notes to the Consolidated Financial Statements.

16.	Trading Activities

The following table shows the fair value of the Company’s financial instruments that are held for trading purposes:

	2004				2003
(In millions)	Assets		Liabilities		Assets		Liabilities
Trading Account	12/31	Average	12/31	Average	12/31	Average	12/31	Average
Interest Rate Contracts:
Futures and Forward Contracts	$—	$27	$—	$—	$51	$45	$—	$—
Swaps	1,787	1,493	741	425	1,601	1,873	247	567
Written Options	—	—	1,322	1,269	—	—	1,324	1,355
Purchased Options	175	161	—	—	208	223	—	—
Foreign Exchange Contracts:
Written Options	—	—	33	41	—	—	55	19
Purchased Options	117	81	—	—	41	58	—	—
Commitments to Purchase and Sell Foreign Exchange	533	478	586	517	630	276	740	353
Debt Securities	1,894	2,076	76	96	2,837	4,602	125	79
Credit Derivatives	2	2	6	8	3	5	5	6
Equities	119	167	109	123	35	33	23	18

Total Trading Account	$4,627	$4,485	$2,873	$2,479	$5,406	$7,115	$2,519	$2,397

Foreign exchange and other trading income included the following:

(In millions)	2004	2003	2002
Foreign Exchange	$255	$193	$165
Interest Rate Contracts	6	41	19
Debt Securities	66	74	52
Credit Derivatives	2	(7)	(5)
Equities	35	26	3

Total	$364	$327	$234

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

The following table of total daily revenue or loss captures trading volatility and shows the number of days in which the Company’s trading revenues fell within particular ranges during the past year.

Distribution of Revenues

	For the Quarter Ended
(Dollars in millions)	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03
Revenue Range	Number of Occurrences
Less than $(2.5)	0	0	1	0	0
$(2.5)~ $ 0	6	11	11	2	5
$ 0 ~ $ 2.5	49	48	32	48	46
$ 2.5 ~ $ 5.0	8	5	17	10	15
More than $5.0	0	0	3	2	0

17.	Commitments and Contingent Liabilities

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

A summary of the notional amount of the Company’s off-balance-sheet credit transactions, net of participations, at December 31, 2004 and 2003 follows:

Off-Balance-sheet Credit Risks

(In millions)	2004	2003
Lending Commitments	$34,834	$35,576
Standby Letters of Credit	9,507	10,168
Commercial Letters of Credit	1,264	1,013
Securities Lending Indemnifications	232,025	173,974

The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at December 31, 2004 and 2003 was $145 million and $136 million.

In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At December 31, 2004 and 2003, securities lending indemnifications were secured by collateral of $233.0 billion and $177.1 billion.

Standby letters of credit principally support corporate obligations and include $0.5 billion and $0.7 billion that were collateralized with cash and securities at December 31, 2004 and 2003. At December 31, 2004, approximately $6.9 billion of the standbys will expire within one year, and the balance between one to five years.

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

At December 31, 2004, approximately $147 billion of interest rate contracts will mature within one year, $330 billion between one and five years, and the balance after five years. At December 31, 2004, approximately $89 billion of foreign exchange contracts will mature within one year and $4 billion between one and five years. Derivative financial instruments with a carrying value of $3 million were on nonperforming status at year-end 2004.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk the Company assumes whenever it engages in a derivative contract.

A summary of the notional amount and credit exposure of the Company’s derivative financial instruments at December 31, 2004 and 2003 follows:

	Notional Amount		Credit Exposure
(In millions)	2004	2003	2004	2003
Interest Rate Contracts:
Futures and Forward Contracts	$36,603	$84,033	$—	$—
Swaps	232,523	181,271	4,615	5,469
Written Options	171,949	144,785	9	4
Purchased Options	124,833	73,957	1,077	1,198

Foreign Exchange Contracts:
Swaps	3,808	2,943	245	174
Written Options	6,698	9,703	—	—
Purchased Options	9,430	11,112	164	187
Commitments to Purchase and Sell Foreign Exchange	73,914	52,474	957	1,067

Equity Derivatives:
Futures and Forwards	70	13	—	—
Written Options	1,205	90	1	—
Purchased Options	1,117	99	35	12

Credit Derivatives:
Beneficiary	1,184	853	—	—
Guarantor	440	560	2	3

			7,105	8,114
Effect of Master Netting Agreements			(5,390)	(6,316)

Total Credit Exposure			$1,715	$1,798

Operating Leases

Net rent expense for premises and equipment was $199 million in 2004, $154 million in 2003, and $131 million in 2002.

At December 31, 2004 and 2003, the Company was obligated under various noncancelable lease agreements, some of which provide for additional rents based upon real estate taxes, insurance, and maintenance and for various renewal options. The minimum rental commitments under noncancelable operating leases for premises and equipment having a term of more than one year from December 31, 2004 and December 31, 2003 are as follows:

(In millions)
Year After December 31,	2004	2003
First	$171	$170
Second	165	158
Third	127	146
Fourth	107	117
Fifth	92	107
Thereafter	485	594

Total Minimum Lease Payments	$1,147	$1,292

Other

In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured leasing investments, referred to as “LILOs,” prior to mid-1999 that the IRS has challenged. In 2004 the IRS proposed adjustments to the Company’s tax treatment of these transactions. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law in effect at the time the transactions were entered into. However, a court or other judicial or administrative authority, if presented with the transactions, could disagree.

In December of 2004 and January 2005, the Company had several appellate conferences with the IRS related to the Company’s cross-border leveraged lease transactions. Based on these conferences, the Company believes it may be possible to settle the proposed IRS tax adjustments related to the portfolio. However, negotiations are continuing and the matter may still be litigated. Based on a revision to the probabilities and costs assigned to litigation and settlement outcomes, the Company recorded a $50 million expense associated with increasing the tax reserve on these transactions.

On February 11, 2005 the IRS released Notice 2005-13 which identified certain lease investments known as “SILOs” as potentially subject to IRS challenge. The Company believes that certain of its lease investments entered into between 1999 and 2003 may be consistent with transactions described in the notice. In response the Company is reviewing its lease portfolio and evaluating the technical merits of the IRS’ position. At this time it is unknown whether the IRS will ultimately challenge these investments, but the Company remains confident that its leases complied with statutory, administration and judicial authority existing at that time.

The Company currently believes it has adequate tax reserves to cover its LILO exposure and any other potential tax exposures the IRS could raise, based on a probability assessment of various potential outcomes. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

See discussion of contingent legal matters in the “Legal Proceedings” section.

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

18. Subsequent Event

In February 2005, the Company’s board of directors voted unanimously to terminate the Company’s Rights Plan and to institute parameters on its ability to adopt a shareholder rights plan in the future.

Each share of the Company’s common stock also represents one right under the Rights Plan. The rights are listed on the New York Stock Exchange. On March 25, 2005, the Company will pay 5 cents per right to redeem them from shareholders of record as of March 11, 2005. Upon redemption, the rights will be delisted from the New York Stock Exchange.

The Board resolution provides that the Company reserves the right of its Board, by a majority vote of its independent directors in their exercise of their fiduciary duties, to determine in light of the circumstances then existing that it would be in the best interest of the Company and its shareholders to adopt a new shareholder rights plan without prior shareholder approval. If a shareholder rights plan is adopted by the Board without prior shareholder approval, the plan must provide that it shall expire within 12 months from its effective date unless ratified by the Company’s shareholders.

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

THE BANK OF NEW YORK COMPANY, INC.

We have audited the accompanying consolidated balance sheets of The Bank of New York Company, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank of New York Company, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bank of New York Company, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

NEW YORK, NEW YORK

February 23, 2005,

except Note 18, as to which the date is

February 28, 2005.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-2614959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Wall Street, New York, NY	10286
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone number, Including Area Code) (212) 495-1784

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange of Which Registered
Common Stock	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
6.88% Preferred Trust Securities, Series E	New York Stock Exchange
5.95% Preferred Trust Securities, Series F	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Class A, 7.75% Cumulative Convertible Preferred Stock

(Title of Class)

7.97% Capital Securities, Series B

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

As of January 31, 2005, The Bank of New York Company, Inc. had 778,428,373 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates on January 31, 2005 was $23,127,106,974.

Documents Incorporated by Reference

This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption “Forward-Looking Statements and Factors That Could Affect Future Results” are incorporated in the Form 10-K.

The following sections of the Annual Report set forth in the cross-reference index are incorporated in Form 10-K.

Cross-reference		Page(s)
PART I

Item 1	Business	2 - 63
Item 2	Properties	106
Item 3	Legal Proceedings	106
Item 4	Submission of Matters to a Vote of Security Holders	106

PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	59
Item 6	Selected Financial Data	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2 - 63
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	50 - 53
Item 8	Financial Statements and Supplementary Data	64 - 98
	Quarterly Data	59
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	106
Item 9A	Controls and Procedures	111

PART III

Item 10	Directors and Executive Officers of the Registrant	108, 114 - 115
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

PART IV
Item 15	Exhibits	116

*	Pursuant to Instruction G(3) to Form 10-K, the remainder of the information to be provided in Item 10, 11, 12, 13 and 14 of Form 10-K (other than information pursuant to Items 401(b) and 406 of Regulation S-K) is incorporated herein by reference to the registrant’s definitive proxy statement for its 2005 annual meeting of shareholders to be filed within 120 days of the end of the fiscal year covered by this Form 10-K.

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

A bank holding company, such as the Company, each of whose insured depository institution subsidiaries is “well capitalized” and “well managed” under applicable law and regulation and which has received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act may elect to be a FHC and engage in a broader range of financial activities than those traditionally permissible for U.S. bank holding companies. Under the BHC Act, a FHC may, without the prior approval of the Federal Reserve Board, engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Department of the Treasury) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and lending activities. Under the merchant banking provisions of the BHC Act, qualifying FHCs may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that the FHC makes the investment for a limited duration and does not routinely manage the company.

A FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies or to continue such activities.

Both federal and state laws extensively regulate various aspects of the banking business, such as permissible loans, investments and activities, and impose reserve requirements. These regulations are intended primarily for the protection of depositors rather than the Company’s stockholders.

The Company’s subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York (“BNY”), the Company’s principal banking subsidiary, is a New York chartered banking corporation, a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve and by the New York State Banking Department.

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

Capital Adequacy

The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the Total Capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries, a limited amount of preferred trust securities and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses. Currently, not more than 25% of qualifying Tier 1 Capital may consist of preferred trust securities, but the Federal Reserve Board has proposed reducing that to 15% in the future.

In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 Capital to average total assets) guidelines for bank holding companies and banks. The Federal Reserve Board’s guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 4%. At December 31, 2004, the Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Moreover, as discussed above, the Company’s bank subsidiaries must be “well capitalized” for the Company to maintain its FHC status.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which it revised in December 2003 (“FIN 46”). One consequence of FIN 46 is that, effective December 31, 2003, the Company deconsolidated the statutory trusts which have issued trust preferred securities. As a result, the junior subordinated debentures held by the trusts are now reported on the Company’s consolidated balance sheet. The Federal Reserve Board has confirmed the continued qualification of trust preferred securities as Tier 1 Capital notwithstanding the change in accounting treatment. In May 2004, the Federal Reserve Board issued a notice of proposed rulemaking that would impose stricter quantitative limits and qualitative standards for trust preferred securities and other restricted core capital elements. While the Company is currently reviewing the impact of the proposed rule, both the Company and the Bank are expected to remain “well capitalized” under the proposed rule. See “Accounting Changes and New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements regarding the adoption of FIN 46.

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

Under applicable regulations, an FDIC-insured bank is deemed to be: (i) well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; (ii) adequately capitalized if it maintains a Leverage Ratio of at least 4% (or a Leverage Ratio of at least 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio of 4% and a Total Capital Ratio of at least 8% and is not defined to be well capitalized; (iii) undercapitalized if it has a Leverage Ratio of less than 4% (or a Leverage Ratio that is less than 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines), a Tier 1 Capital Ratio less than 4% or a Total Capital Ratio of less than 8% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; (iv) significantly undercapitalized if it has a Leverage Ratio of less than 3%, a Tier 1 Capital Ratio less than 3% or a Total Capital Ratio of less than 6% and it does not meet the definition of critically undercapitalized; and (v) critically undercapitalized if it maintains a level of tangible equity capital of less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

A depository institution that is not well capitalized is subject to certain limitations on brokered deposits. In addition, as indicated above, if a depository institution is not well capitalized, its parent holding company cannot become, and, subject to a capital restoration plan, cannot remain, a FHC.

The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve and to growth limitations, and are required to submit a capital restoration plan. For a capital restoration plan to be acceptable, any holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it became undercapitalized and the amount of the capital deficiency at the time it fails to comply with the plan. In the event of the holding company’s bankruptcy, such guarantee would take priority over claims of its general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

FDIC Insurance Assessments

The Company is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (“BIF”). For purposes of assessment, the Company is assigned to one of three capital groups: well capitalized, adequately capitalized or undercapitalized. The Company is further assigned to one of three subgroups within its capital group. The assignment to a particular subgroup is based on supervisory evaluations by the primary federal and state supervisors and other information relevant to the Company’s financial condition and the risk posed to the applicable insurance fund.

In the future, the assessment rate applicable to the Company will be determined in part by the risk assessment classification assigned by the FDIC and in part by the BIF assessment adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF are to be assessed at a rate between 0 cent and 27 cents per $100 of deposits.

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

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.44 cents per $100 of deposits.

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

Restrictions on Transfer of Funds

Restrictions on the transfer of funds to the Company and subsidiary bank dividend limitations are discussed in “Company Financial Information” in the Notes to the Consolidated Financial Statements.

Privacy

The Gramm-Leach-Bliley Act (“GLB Act”) modified laws related to financial privacy. The GLB Act financial privacy provisions generally prohibit a financial institution, including the Company, from disclosing nonpublic personal financial information about consumers to unaffiliated third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. A number of state legislatures have adopted privacy laws, including laws prohibiting sharing of customer information without the customer’s prior permission, and other state legislatures are considering similar laws. These laws may make it more difficult for the Company to share customer information with its marketing partners, reduce the effectiveness of marketing programs, and increase the cost of marketing programs.

Anti-Money Laundering Initiatives and the USA PATRIOT Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA PATRIOT Act to financial institutions such as the Company’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In addition, the bank regulatory agencies are imposing heightened standards, and law enforcement authorities have been taking a more active role. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

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

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 2004.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no events which require disclosure under Item 304 of Regulation S-K.

Properties

At December 31, 2004 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York, New Jersey, Delaware, Florida, Connecticut and the mid-south region of the U.S.; Brussels, Belgium; London, England; Liverpool, England; Edinburgh, Scotland; and Bombay, India. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these matters.

The Company continues to cooperate with the previously discussed investigations by law enforcement authorities into funds transfer activities in certain accounts at the Bank, principally involving wire transfers from Russian and other sources in Eastern Europe, as well as certain other matters involving the Bank and its affiliates. The funds transfer investigations center around accounts controlled by Peter Berlin, his wife, Lucy Edwards (until discharged in September 1999, an officer of the Bank), and companies and persons associated with them. Berlin and Edwards pled guilty to various federal criminal charges. The Company cannot predict when or on what basis the investigations will conclude or their effect, if any, on the Company.

As previously disclosed, the U.S. Attorney’s office for the Eastern District of New York (the “Office”) is conducting an investigation of an alleged fraudulent scheme by RW Professional Leasing Services Corp. (“RW”), a former customer of a Long Island branch of the Bank. The Bank has been notified that it and certain of its employees are subjects of the ongoing investigation. Criminal charges have been filed against RW, certain of its principals and other individuals including a former employee who had served as a branch manager of the Bank. The Bank is cooperating fully in the investigation. The Office has proposed to resolve its investigation through an agreement between the Bank and the Office. The Bank is reviewing the Office’s proposal. Since the potential settlement of this matter is probable and can be reasonably estimated, the Company recorded a $30 million pre-tax ($22 million after-tax) liability for fines, restitution and legal costs associated with this matter. There can be no assurance that an agreement will be reached.

The Company is broadly involved in the mutual fund industry, and various governmental and self-regulatory agencies have sought documents and other information from it in connection with investigations relating to that industry. The Company is cooperating with these investigations. One of these investigations, by the U.S. Securities and Exchange Commission (“SEC”) concerns the relationship among: (1) the BNY Hamilton Funds, Inc., a family of mutual funds; (2) the Company, which acts as the investment adviser to the Hamilton Funds and provides certain other services; and (3) a third-party service provider that acts as administrator and principal underwriter of the Hamilton Funds. This investigation principally concerns the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds. Another SEC investigation has focused on possible market-timing transactions cleared by Pershing LLC (“Pershing”), a wholly owned subsidiary of the Company, for Mutuals.com and other introducing brokers.

Pershing, which was acquired from Credit Suisse First Boston (USA), Inc. (“CSFB”) in May 2003, is defending three putative class action lawsuits filed against CSFB seeking unspecified damages relating to mutual fund market-timing transactions that were cleared through Pershing’s facilities. Because the conduct at issue is alleged to have occurred largely during the period that Pershing was owned by CSFB, the Company had made a claim for indemnification against CSFB relating to these lawsuits under the agreement relating to the acquisition of Pershing. CSFB is disputing this claim for indemnification.

The Company provides an array of issuer services, and the SEC has sought documents and other information from it in connection with investigations relating to that business. The Company is cooperating with these investigations. Those investigations have focused primarily on (i) The Company’s role as transfer agent on behalf of equity issuers in the United States and the process used by the Company’s stock transfer division to search for lost security holders of its issuer clients; and (ii) The Company’s role as auction agent in connection with auction rate securities issued by various issuers.

Executive Officers

Thomas A. Renyi

Mr. Renyi, 58, has served as Chairman and Chief Executive Officer of The Bank of New York Company, Inc. and The Bank of New York since at least 1999.

Alan R. Griffith

Mr. Griffith, 63, has served as Vice Chairman of The Bank of New York Company, Inc, and The Bank of New York since at least 1999.

Gerald L. Hassell

Mr. Hassell, 53, has served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 1999.

Bruce W. Van Saun

Mr. Van Saun, 47, has served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. and The Bank of New York since at least 1999.

Thomas J. Mastro

Mr. Mastro, 55, has served as Comptroller of The Bank of New York Company, Inc. since 1999. He has served as Executive Vice President since 2004 and Comptroller since 1999 of The Bank of New York. He served as Senior Vice President of The Bank of New York from at least 1999 to 2004.

Kevin C. Piccoli

Mr. Piccoli, 47, has served as Auditor of The Bank of New York Company, Inc. since 2001. He has served as Executive Vice President since 2004 and Chief Auditor since 2001 of The Bank of New York. He served as Senior Vice President of The Bank of New York from 2001 to 2004. Prior to joining The Bank of New York Company Inc., Mr. Piccoli was Managing Director and Chief Financial Officer of Cantor Fitzgerald LP and Chief Financial Officer of eSpeed, Inc. (a NASDAQ listed, majority owned subsidiary of Cantor Fitzgerald) from 1999 to 2001.

There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

Forward Looking Statements and Factors That Could Affect Future Results

The information presented with respect to, among other things, earnings and revenue outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, future loan losses, the Company’s plans, objectives and strategies is forward looking information. Forward looking statements are the Company’s current estimates or expectations of future events or future results.

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

General business and economic conditions and internal operations–Disruptions in general economic activity in the United States or abroad, to the Company’s operational functions or to financial market settlement functions. The economic and other effects of the continuing threat of terrorist activity following the WTC disaster and subsequent U.S. military actions. Changes in customer credit quality, future changes in interest rates, actual and assumed rates of return on pension assets, inflation, rising employee benefit expenses, the effectiveness of management’s efforts to control expenses, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, competition, credit, market and operating risk, and loan demand. The performance of the domestic economy, international economic markets, technological, regulatory and structural changes in the Company’s industry, market demand for the Company’s products and services, continuation of the trend to investment management outsourcing, the savings rate of individuals, growth of worldwide financial assets, continued globalization of investment activity, and future global political, economic, business and market conditions. Variations in management projections, methodologies used by management to set adequate reserve levels for expected and contingent liabilities, evaluate risk or market forecasts and the actions that management could take in response to these changes.

Acquisitions–Lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses, acquisitions of businesses with expensive technology components, changes in relationships with customers, entering new and unfamiliar markets, incurring undiscovered liabilities, incorrectly valuing acquisition candidates, the ability to satisfy customer requirements, retain customers and realize the growth opportunities of acquired businesses and management’s ability to achieve efficiency goals.

Competition–Increased competition from other domestic and international banks and financial service companies such as trading firms, broker-dealers and asset managers as well as from unregulated financial services organizations. Rapid technological changes requiring significant and ongoing investments in technology to develop competitive new products and services or adopt new technologies.

Dependence on fee-based business–Revenues reflect changes in the volume of financial transactions in the United States and abroad, the level of capital market activity affects processing revenues, changes in asset values affect fees which are based on the value of assets under custody and management, the level of cross-border investing, investor sentiment, the pace of worldwide pension reform and the concomitant creation of new pools of pension assets, the level of debt issuance and currency exchange rate volatility all impact the Company’s revenues.

Reputational and legal risk–Adverse publicity and damage to the Company’s reputation arising from the failure or perceived failure to comply with legal and regulatory requirements, financial reporting irregularities involving other large and well known companies and regulatory investigations of the mutual fund industry could affect the Company’s ability to attract and retain customers, maintain access to the capital markets or result in suits, enforcement actions, fines and penalties.

Legislative and Regulatory Environment–Heightened regulatory scrutiny, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into the Company’s businesses. The cost of geographically diversifying the Company’s facilities to comply with regulatory mandates. The nature of any new capital accords to be adopted by the Basel Committee on Banking Supervision and implemented by the Federal Reserve.

Accounting Principles–Changes in generally accepted accounting principals in the United States which are applicable to the Company could have an impact on the Company’s reported results of operations even though they do not have an economic impact on the Company’s business.

This is not an exhaustive list and as a result of variations in any of these factors, actual results may differ materially from any forward looking statements.

Forward looking statements speak only as of the date they are made. The Company will not update forward looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward looking statement was made.

Government Monetary Policies

The Federal Reserve Board has the primary responsibility for United States monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of the Company.

Competition

The businesses in which the Company operates are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the Company conducts operations.

A wide variety of domestic and foreign companies compete for processing services. For securities servicing and global payment services, international, national, and regional commercial banks, trust banks, investment banks, specialized processing companies, outsourcing companies, data processing companies, stock exchanges, and other business firms offer active competition. In the private client services and asset management markets, international, national, and regional commercial banks, stand alone asset management companies, mutual funds, securities brokerage firms, insurance companies, investment counseling firms, and other business firms and individuals actively compete for business. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans.

Website Information

The Company makes available, on its website: www.bankofny.com

•	Its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC,

•	Its earnings releases and management conference calls and presentations, and

•	Its corporate governance guidelines and the charters of the audit and examining, compensation and organization and nominating and governance committees of its Board of Directors.

The corporate governance guidelines and committee charters are available in print to any shareholder who requests it. Requests should be sent to The Bank of New York Company, Inc., Corporate Communications, One Wall Street, NY, NY 10286.

Code of Ethics

The Company has adopted a code of ethics which it refers to as its Code of Conduct. The Code of Conduct applies to all employees of the Company and its subsidiaries, including its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Comptroller, as well as to directors of the Company. The Code of Conduct is posted on the Company’s website http://www.bankofny.com and is also available in print to any shareholder who requests it. Requests should be sent to The Bank of New York Company, Inc., Corporate Communications, One Wall Street, NY, NY 10286. The Company intends to disclose on its website any amendments to or waiver of the Code of Conduct relating to executive officers (including the Specified Officers) or its directors.

Controls and Procedures

Disclosure Controls and Procedures

The Company’s Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures. In addition, the Company has established a Code of Conduct designed to provide a statement of the values and ethical standards to which the Company requires its employees and directors to adhere. The Code of Conduct provides the framework for maintaining the highest possible standards of professional conduct. The Company has an ethics hotline for employees.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changed conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

Auditor’s Attestation Report

Report of Independent Registered Public Accounting Firm

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

THE BANK OF NEW YORK COMPANY, INC.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that The Bank of New York Company, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Bank of New York Company, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Bank of New York Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bank of New York Company, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

NEW YORK, NEW YORK

February 23, 2005

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in New York, New York, on the 25th day of February, 2005.

The Bank of New York Company, Inc.

By:	/s/ THOMAS J. MASTRO
Thomas J. Mastro
Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. RENYI Thomas A. Renyi	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	February 22, 2005

/s/ GERALD L. HASSELL Gerald L. Hassell	President and Director	February 15, 2005

/s/ ALAN R. GRIFFITH Alan R. Griffith	Vice Chairman and Director	February 16, 2005

/s/ BRUCE W. VAN SAUN Bruce W. Van Saun	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2005

/s/ THOMAS J. MASTRO Thomas J. Mastro	Comptroller (Principal Accounting Officer)	February 16, 2005

/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	February 15, 2005

/s/ NICHOLAS M. DONOFRIO Nicholas M. Donofrio	Director	February 17, 2005

/s/ RICHARD J. KOGAN Richard J. Kogan	Director	February 15, 2005

/s/ MICHAEL J. Kowalski Michael J. Kowalski	Director	February 15, 2005

/s/ JOHN A. LUKE, JR. John A. Luke, Jr.	Director	February 21, 2005

/s/ JOHN C. MALONE John C. Malone	Director	February 17, 2005

Signatures (Continued)

Signature	Title	Date

/s/ PAUL MYNERS Paul Myners	Director	February 23, 2005

/s/ ROBERT C. POZEN Robert C. Pozen	Director	February 15, 2005

/s/ CATHERINE A. REIN Catherine A. Rein	Director	February 16, 2005

/s/ WILLIAM C. RICHARDSON William C. Richardson	Director	February 15, 2005

/s/ BRIAN L. ROBERTS Brian L. Roberts	Director	February 15, 2005

/s/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	February 22, 2005

Exhibits and Financial Statement Schedules

Financial Statement Filed	Page(s)
The Bank of New York Company, Inc. Consolidated Financial Statements	64 -67
Notes to Consolidated Financial Statements	68 -98
Report of Independent Registered Public Accounting Firm	99

Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

The exhibits filed as part of the 2004 Form 10-K are accessible at no cost on the Company’s Website at www.bankofny.com or through the United States Securities and Exchange Commission’s Website at www.sec.gov. Printed copies of the exhibits may be obtained by shareholders of record for $0.15 per page by writing to Patricia Bicket, Secretary, The Bank of New York, One Wall Street, New York, NY 10286.

The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

Exhibit No.

3(a)	The By-Laws of The Bank of New York Company, Inc. as amended through May 13, 2003 incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(b)	Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated May 8, 2001, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 filed June 7, 2001 (File No. 333-62516, 333-62516-01, 333-62516-02, 333-62516-03 and 333-62516-04).

4(a)	None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

(b)	Amended and Restated Rights Agreement, including form of Preferred Stock Purchase Right, dated as of January 13, 2004 between The Bank of New York Company, Inc. and The Bank of New York, as Rights Agent, incorporated by reference to Form 8-A/A dated January 13, 2004.

*10(a)	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(b)	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(c)	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(d)	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(e)	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(f)	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(g)	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(h)	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(i)	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(j)	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*(k)	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(l)	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation, incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*(m)	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2000.

*(n)	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(jjj) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(o)	Amendment Number 14 dated June 28, 2002 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(p)	Amendment Number 15 dated June 30, 2003 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(q)	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(r)	Amendment Number 17 dated June 10, 2004 to the Trust Agreement related to executive compensation agreements.

*(s)	Compensation Agreement dated April 17, 1997, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*(t)	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

*(u)	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(v)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995, incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*(w)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002 incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(x)	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(y)	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(z)	Amendment dated November 14, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

*(aa)	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(kk) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*(bb)	2004 Management Incentive Compensation Plan of The Bank of New York Company, Inc. as Amended and Restated, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*(cc)	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated March 31, 2003.

*(dd)	1988 Long-Term Incentive Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

*(ee)	Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(ff)	The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

*(gg)	Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(hh)	Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(ii)	Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(jj)	Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(kk)	Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(ll)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(mm)	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(nn)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(oo)	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

*(pp)	Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(qq)	Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(rr)	Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(ss)	Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(tt)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(uu)	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(vv)	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(ww)	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(xx)	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(yy)	Amendment to Deferred Compensation Plan for Non-Employee Directors Of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(zz)	Amendment dated November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(aaa)	Enhanced Severance Agreement dated July 8, 1997, incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*(bbb)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(ccc)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(ddd)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(eee)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(fff)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended for September 30, 2000.

*(ggg)	Employee Severance Agreement dated January 22, 2001 for an executive officer of the Company incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(hhh)	Employee Severance Agreement dated July 8, 2003 for an executive officer of the Company, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

*(iii)	Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company, incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(jjj)	Description of Remuneration Agreement dated December 13, 2000 between the Company and an executive officer of the Company incorporated by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(kkk)	Form of Stock Option Agreement under the Company’s 2003 Long-Term Incentive Plan incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 2004.

*(lll)	Form of Performance Share Agreement under the Registrant’s 2003 Long-Term Incentive Plan incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 2004.

*(mmm)	Form of Restricted Stock Agreement under the Company’s 2003 Long-Term Incentive Plan incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 2004.

12	Statement - re: Computation of Earnings to Fixed Charges Ratios

21		Subsidiary of the Registrant

23.1		Consent of Ernst & Young LLP

31	(a)	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a Management Contract or Compensatory Plan or Arrangement

The Bank of New York Company, Inc. One Wall Street New York, NY 10286 212 495 1784 www.bankofny.com