Form 10-Q
period 2005-03-31
BANK OF NEW YORK CO INC
filed 2005-05-04
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended March 31, 2005



  The Quarterly Report on Form 10-Q and cross reference index is on page 60.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights	                         1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction	                                          2
          - Overview	                                                  2
          - First Quarter 2005 Highlights	                          3
          - Consolidated Income Statement Review	                  4
          - Business Segments Review	                                  8
          - Critical Accounting Policies	                         20
          - Consolidated Balance Sheet Review	                         24
          - Liquidity	                                                 30
          - Capital Resources	                                         32
          - Trading Activities	                                         34
          - Asset/Liability Management	                                 36
          - Statistical Information	                                 37
          - Other Developments	                                         38
          - Forward Looking Statements and
              Factors That Could Affect Future Results	                 43
          - Website Information	                                         46

         Consolidated Financial Statements
          - Consolidated Balance Sheets
             March 31, 2005 and December 31, 2004	                 47
          - Consolidated Statements of Income
             For the Three Months Ended March 31, 2005 and 2004	         48
          - Consolidated Statement of Changes In
             Shareholders' Equity For the Three
             Months Ended March 31, 2005	                         49
          - Consolidated Statements of Cash Flows
             For the Three Months Ended March 31, 2005 and 2004	         50
          - Notes to Consolidated Financial Statements	            51 - 59

         Form 10-Q
          - Cover	                                                 60
          - Controls and Procedures	                                 61
          - Legal Proceedings	                                         61
          - Changes in Securities, Use of Proceeds, and
             Issuer Purchases of Equity Securities	                 62
          - Exhibits	                                                 63
          - Signature	                                                 64

                              THE BANK OF NEW YORK COMPANY, INC.
                                     Financial Highlights
                        (Dollars in millions, except per share amounts)
                                         (Unaudited)

                                               March 31,  December 31,     March 31,
                                                   2005          2004          2004
                                           ------------  ------------  ------------
  Quarter
  -------
  Revenue (tax equivalent basis)           $      1,917  $      1,967  $      1,667
  Net Income                                        379           351           364
  Basic EPS                                        0.49          0.45          0.47
  Diluted EPS                                      0.49          0.45          0.47
  Cash Dividends Per Share                         0.20          0.20          0.19
  Return on Average Common
    Shareholders' Equity                          16.52%        15.34%        17.17%
  Return on Average Assets                         1.55          1.40          1.47
  Efficiency Ratio                                 66.2          64.8          69.3

  Assets                                   $     96,537  $     94,529  $     92,652
  Loans                                          38,764        35,781        36,070
  Securities                                     23,907        23,802        24,083
  Deposits - Domestic                            33,634        35,558        33,639
           - Foreign                             25,328        23,163        22,443
  Long-Term Debt                                  7,389         6,121         6,276
  Common Shareholders' Equity                     9,335         9,290         8,760

  Common Shareholders'
   Equity Per Share                        $      12.02  $      11.94  $      11.27
  Market Value Per Share
   of Common Stock                                29.05         33.42         31.50

  Allowance for Loan Losses as
   a Percent of Total Loans                        1.50%         1.65%         1.75%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                   1.78          1.99          2.11
  Total Allowance for Credit Losses
   as a Percent of Total Loans                     1.85          2.06          2.19
  Total Allowance for Credit Losses
   as a Percent of Non-Margin Loans                2.19          2.48          2.64

  Tier 1 Capital Ratio                             8.13          8.31          7.60
  Total Capital Ratio                             12.54         12.21         11.70
  Leverage Ratio                                   6.56          6.41          5.83
  Tangible Common Equity Ratio                     5.48          5.56          5.22

  Employees                                      23,160        23,363        22,820

  Assets Under Custody (In trillions)
  Total Assets Under Custody               $        9.9  $        9.7  $        8.6
   Equity Securities                                 34%           35%           33%
   Fixed Income Securities                           66            65            67
  Cross-Border Assets Under Custody        $        2.8  $        2.7  $        2.4

  Assets Under Administration
    (In billions)                          $         33  $         33  $         33

  Assets Under Management (In billions)
  Total Assets Under Management                     104           102            92
   Equity Securities                                 34%           36%           36%
   Fixed Income Securities                           21            21            22
   Alternative Investments                           15            15            13
   Liquid Assets                                     30            28            29

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

OVERVIEW

     The Bank of New York Company, Inc. (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to move and manage their financial assets in more than 100 markets worldwide. The Company has a long tradition of collaborating with clients to deliver innovative solutions through its core competencies: securities servicing, treasury management, investment management, and individual & regional banking services. The Company's extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments and foundations. Its principal subsidiary, The Bank of New York, founded in 1784, is the oldest bank in the United States and has consistently played a prominent role in the evolution of financial markets worldwide.

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

     The Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. With respect to acquisitions, the Company has acquired 93 businesses since 1995, almost exclusively in its securities servicing and fiduciary segment. The acquisition of Pershing in 2003 for $2 billion was the largest of these acquisitions.

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

FIRST QUARTER 2005 HIGHLIGHTS

     The Company reported first quarter net income of $379 million and diluted earnings per share of 49 cents, compared with net income of $351 million and diluted earnings per share of 45 cents in the fourth quarter of 2004, and net income of $364 million and diluted earnings per share of 47 cents in the first quarter of 2004. In the fourth quarter of 2004, the Company recorded several gains and charges that in aggregate reduced reported earnings by 3 cents per share. See "Other Developments".

     First quarter 2005 highlights include solid performance in securities servicing, asset management, and foreign exchange and other trading, continued excellent credit performance, and good expense control. Securities servicing fees increased 1% sequentially from the seasonally robust fourth quarter to $751 million, reflecting strong growth in investor services and broker-dealer services. Private client services and asset management increased 5% sequentially, reflecting continued growth in Ivy Asset Management's ("Ivy") international business. Foreign exchange and other trading revenues increased 7% sequentially, reflecting continued strong customer flows in foreign exchange and improved results in interest rate derivatives. Partially offsetting this revenue growth were lower capital markets related income, fewer securities gains, and lower other income.

     On a year-over-year basis, securities servicing and asset management increased by 5% and 12%, respectively. The increase in securities servicing fees primarily reflects strong performance in investor services and broker-dealer services. The increase in asset management was driven by the continued growth in Ivy as well as higher fees from BNY Hamilton Funds. Offsetting this revenue growth were lower capital markets related income, lower foreign exchange and other trading, fewer securities gains and a decline in other income.

     Additional highlights for the quarter include continued growth in net interest income of 2% sequentially and 10% year-over-year, reflecting widening spreads as interest rates continue to rise. Asset quality remains strong, as the provision improved to a credit of $10 million and NPA's declined by 10% from December 31, 2004. Total expenses declined by 2% from the fourth quarter. After adjusting for legal reserves taken in the fourth quarter, expense growth was 1%, reflecting the Company's expense control efforts.

     The Company's securities servicing businesses maintained good revenue momentum following the very strong results in the fourth quarter of 2004. The balance sheet remained well positioned for growth in net interest income, and the Company's credit risk improvement efforts continue to deliver results. The Company's intensified focus on expense management was also effective, as total expenses were essentially unchanged sequentially.

     During the first quarter of 2005, the Company continued to invest in enhancing its service offerings, critical to sustaining revenue growth through all types of markets, while maintaining its commitment to expense discipline to ensure a competitive cost base. Service offerings enhancements were the result of both internal development and acquisitions. New business momentum remains strong as the Company is gaining traction with growth initiatives such as hedge fund servicing, Pershing's registered investment advisor ("RIA") offering and independent research. The outlook for Ivy continues to be very positive, given increased allocations by institutions to alternative investments, including hedge funds, as an asset class.

     The key factors impacting growth going forward remain the sustainability of a favorable investment environment and consistent focus on expense control.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

                                                       1st      4th      1st
                                                     Quarter  Quarter  Quarter
                                                     -------  -------  -------
(In millions)                                          2005     2004     2004
                                                     -------  -------  -------
Servicing Fees
  Securities                                         $   751  $   742  $   716
  Global Payment Services                                 75       71       79
                                                     -------  -------  -------
                                                         826      813      795
Private Client Services
 and Asset Management Fees                               121      115      108
Service Charges and Fees                                  92       98       96
Foreign Exchange and
 Other Trading Activities                                 96       90      106
Securities Gains                                          12       18       33
Other*                                                    31       42       82
                                                     -------  -------  -------
Total Noninterest Income                             $ 1,178  $ 1,176  $ 1,220
                                                     =======  =======  =======
* See "Other Developments."

     Total noninterest income for the first quarter of 2005 was $1,178 million, essentially flat on a sequential quarter basis and a decrease of 3% from the first quarter of 2004. The first quarter of 2005 reflects stronger performance in securities servicing and asset management versus both prior periods offset by decreases in service charges and fees, securities gains and other noninterest income. The first quarter of 2004 included a $48 million gain on the sale of a portion of the Company's investment in Wing Hang Bank Limited, recorded in other noninterest income, as well as securities gains of $19 million related to four sponsor fund investments.

     Securities servicing fees were up $9 million, or 1%, sequentially and $35 million, or 5%, from a year ago. For a discussion of securities servicing fees see "Securities Servicing Fees" in the segment results section under "Servicing and Fiduciary Businesses."

     Global payment services fees increased $4 million, or 6%, compared with the fourth quarter of 2004 and decreased $4 million, or 5%, from the first quarter of 2004. The sequential increase reflects strength in cash management due to new business wins which offset lower revenue from trade finance. The decline versus the first quarter of 2004 reflects lower fees due to customers choosing to pay with higher compensating balances partially offset by new business.

     Private client services and asset management fees for the first quarter were up 5% from the prior quarter and 12% from the first quarter of 2004. The sequential quarter increase reflects continued growth at Ivy and higher fees in institutional equity and retail investment products. The increase from the first quarter of 2004 is primarily due to growth at Ivy as well as higher fees from BNY Hamilton Funds. Total assets under management were $104 billion at March 31, 2005, up from $102 billion at December 31, 2004 and $92 billion a year ago.

     Service charges and fees were down 6% from the fourth quarter of 2004 and 4% from the first quarter of 2004. The sequential and year-over-year decreases reflect lower capital markets fees due to reduced activity in loan syndications and bond underwriting. As a result of its credit risk reduction efforts, the Company has narrowed its capital markets focus to selective industry segments, such as utilities and media, which were less active this quarter.

     Foreign exchange and other trading revenues were $96 million, up $6 million, or 7%, sequentially and down $10 million, or 9%, from the first quarter of 2004. The strong sequential quarter performance reflects improved results in interest rate derivatives, while the decrease from the record first quarter of 2004 performance resulted from lower foreign exchange revenues.

     Securities gains in the first quarter were $12 million, compared with $18 million in the fourth quarter of 2004 and $33 million in the first quarter of 2004. Securities gains in the first quarter of 2005 primarily derived from the Company's leveraged buy-out sponsor portfolio. In the first quarter of 2004, securities gains included $19 million of realized gains on four sponsor fund investments.

     Other noninterest income was $31 million, compared with $42 million in the prior quarter and $82 million in the first quarter of 2004. The sequential quarter decline reflects lower event-driven revenue such as gains on asset dispositions. Other noninterest income in the first quarter of 2004 included a pre-tax gain of $48 million on the sale of a portion of the Company's investment in Wing Hang Bank Limited ("Wing Hang").

Net Interest Income
-------------------

                                      1st        4th        4th        1st        1st
                                    Quarter    Quarter    Quarter    Quarter    Quarter
(Dollars in millions)              --------   --------   --------   --------   --------
                                   Reported   Reported     Core**   Reported     Core**
                                   --------   --------   --------   --------   --------
                                     2005       2004       2004       2004       2004
                                   --------   --------   --------   --------   --------
Net Interest Income                $    455   $    527   $    448   $    268   $    413
Tax Equivalent
  Adjustment*                             7          9          9          6          6
                                   --------   --------   --------   --------   --------
Net Interest Income on a
  Tax Equivalent Basis             $    462   $    536   $    457   $    274   $    419
                                   ========   ========   ========   ========   ========
Net Interest Rate
  Spread                               1.93%      2.26%      1.87%      1.13%      1.85%
Net Yield on Interest
  Earning Assets                       2.36       2.64       2.25       1.36       2.08

* A number of amounts related to net interest income are presented on a "taxable equivalent basis." The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

** Excludes SFAS 13 adjustments.  See "Other Developments."

     Net interest income on a taxable equivalent basis was $462 million in the first quarter of 2005, compared with $536 million in the fourth quarter of 2004, and $274 million in the first quarter of 2004. The net interest rate spread was 1.93% in the first quarter of 2005, compared with 2.26% in the fourth quarter of 2004, and 1.13% in the first quarter of 2004. The net yield on interest earning assets was 2.36% in the first quarter of 2005, compared with 2.64% in the fourth quarter of 2004, and 1.36% in the first quarter of 2004.

     Excluding the impact of the SFAS 13 leasing adjustments on the leveraged lease portfolio in 2004, net interest income on a taxable equivalent basis was up on a sequential quarter basis to $462 million, compared with $457 million in the fourth quarter of 2004 and $419 million in the first quarter of 2004.

On the same basis, the net interest rate spread was 1.93% in the first quarter of 2005, compared with 1.87% in the fourth quarter of 2004, and 1.85% in the first quarter of 2004 while the net yield on interest earning assets was 2.36% in the first quarter of 2005, compared with 2.25% in the fourth quarter of 2004 and 2.08% in the first quarter of 2004.

     The increase in net interest income from the fourth and first quarters of 2004 core results is primarily due to the repricing of the Company's assets at a faster rate than its liabilities and higher volume and values of interest free deposits given the rise in short term rates. These improvements were partially offset by a slight decline in average assets and fewer days in the quarter. The Company's asset sensitivity is becoming more neutral relative to year-end as the higher rate environment is beginning to limit its ability to lag deposit repricing as rates increase further. In comparison to the first quarter of 2004, net interest income was also impacted by customers making greater use of compensating balances to pay for services.

Noninterest Expense and Income Taxes
------------------------------------

                                                       1st      4th      1st
                                                     Quarter  Quarter  Quarter
                                                     -------  -------  -------
(In millions)                                          2005     2004     2004
                                                     -------  -------  -------
Salaries and Employee Benefits                       $   618  $   617  $   574
Net Occupancy                                             78       75       81
Furniture and Equipment                                   52       51       51
Clearing                                                  46       45       48
Sub-custodian Expenses                                    23       22       22
Software                                                  53       43       49
Communications                                            23       23       24
Amortization of Intangibles                                8        9        8
Other                                                    176      212      156
                                                     -------  -------  -------
Total Noninterest Expense                            $ 1,077  $ 1,097  $ 1,013
                                                     =======  =======  =======

     Noninterest expense for the first quarter of 2005 was $1,077 million, compared with $1,097 million in the prior quarter and $1,013 million in the first quarter of 2004. The fourth quarter of 2004 included $30 million legal reserves in other noninterest expense while the first quarter of 2004 results included $18 million related to cost reduction initiatives, including lease terminations, severance and relocation expenses.

     Salaries and employee benefits expense for the first quarter was essentially unchanged on a sequential quarter basis, reflecting higher pension and seasonal social security expenses tied to bonuses, offset by lower new business conversion costs and lower restricted stock expense. In addition, incentive compensation and outside help were down compared with a seasonally high fourth quarter. On a sequential quarter basis, pension expense increased by $11 million. In the first quarter of 2005, the number of employees declined by approximately 200 reflecting strict cost control. Relative to the first quarter of 2004, salaries and employee benefits expense increased by $44 million, or 8%, reflecting higher pension and stock option expense as well as higher staffing levels associated with growth in investor services and expansion of certain staff functions.

     Occupancy expenses were up $3 million sequentially, reflecting higher energy costs and higher depreciation associated with a back up data center. First quarter 2004 occupancy expense included lease termination expenses of $8 million.

     Clearing and sub-custodian expenses, which are tied to transaction volumes, were up slightly sequentially on a combined basis to $69 million. The increase reflects a higher level of business activity.

     Other expenses in the fourth quarter of 2004 included $30 million of expenses associated with legal reserves. Excluding the legal reserves, other expenses declined by $6 million sequentially, reflecting lower travel expenses and professional fees.

     The effective tax rate for the first quarter of 2005 was 33.1%, compared to 42.8% in the fourth quarter of 2004 and 21.5% in the first quarter of 2004. The effective tax rate in the fourth quarter of 2004 reflects the net of the increase in the tax reserve related to LILO exposures and the impact of the SFAS 13 leasing adjustments related to cross-border rail equipment leases and aircraft leases. The effective tax rate in the first quarter of 2004 reflects the SFAS 13 leasing adjustment related to the Company's leasing portfolio.
The effective tax rates in all periods reflect a reclassification related to
Section 42 tax credits. See "Other Developments".

Credit Loss Provision and Net Charge-Offs
-----------------------------------------

                                                       1st      4th      1st
                                                     Quarter  Quarter  Quarter
                                                     -------  -------  -------
(In millions)                                          2005     2004     2004
                                                     -------  -------  -------
Provision                                            $   (10) $    (7) $    12
                                                     =======  =======  =======
Net Charge-offs:
  Commercial                                         $    (3) $    (1) $    (5)
  Foreign                                                  -        2      (10)
  Regional Commercial                                     (2)      (8)       -
  Consumer                                                (5)      (5)     (11)
                                                     -------  -------  -------
     Total                                           $   (10) $   (12) $   (26)
                                                     =======  =======  =======

     The Company recorded a $10 million credit to the provision in the first quarter of 2005, compared to $7 million credit to the provision in the fourth quarter of 2004 and $12 million provision in the first quarter of 2004. The lower provision in 2005 reflects the Company's improved asset quality and a continued strong credit environment. The Company expects the provision to be less favorable in the second quarter of 2005. The first quarter results reflected unanticipated favorable outcomes on a couple of specific credits.

     The total allowance for credit losses was $716 million at March 31, 2005, $736 million at December 31, 2004, and $790 million at March 31, 2004. The total allowance for credit losses as a percent of non-margin loans was 2.19% at March 31, 2005, compared with 2.48% at December 31, 2004, and 2.64% at March 31, 2004.

     Net charge-offs were $10 million in the first quarter of 2005 versus $12 million in the fourth quarter of 2004 and $26 million in the first quarter of 2004. These represent 0.10% of total loans in the most recent quarter, down from 0.13% and 0.29% in the respective prior periods.

BUSINESS SEGMENTS REVIEW

     The Company has an internal information system that produces performance data for its four business segments along product and service lines.

Business Segments Accounting Principles
---------------------------------------

     The Company's segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or organizational changes are made. In 2004, the Company made several methodology changes. These include a modification to the method for allocating its pension expense to the segments; changes to the method used to allocate earnings on capital, which caused a slight reallocation from reconciling items to the individual segments; and greater allocations of corporate expenses previously included in reconciling items to the individual segments. See "Reconciling Items." Prior periods have been restated.

     The measure of revenues and profit or loss by operating segment has been adjusted to present segment data on a taxable equivalent basis. The provision for credit losses allocated to each reportable segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following two factors among others: historical charge-off experience and the volume, composition, and size of the credit portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles. Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment. Funds transfer-pricing methods are used to allocate a cost of funds used or credit for funds provided to all segment assets or liabilities using a matched funding concept. Support and other indirect expenses are allocated to segments based on general internal guidelines.

Description of Business Segments
--------------------------------

     The results of individual business segments exclude unusual items such as the SFAS 13 lease adjustments and the RW Matter in 2004, which are included within reconciling amounts.

     The Company reports data for the four business segments: Servicing and Fiduciary, Corporate Banking, Retail Banking, and Financial Markets.

     The Servicing and Fiduciary businesses segment comprises the Company's core services, including securities servicing, global payment services, and private client services and asset management. These businesses all share certain favorable attributes: they are well diversified and fee-based; the Company serves the role of an intermediary rather than principal, thereby limiting risk and generating more stable earnings streams; and the businesses are scalable, which result in higher margins as revenues grow. Long-term trends that should favor these businesses include the growth of financial assets worldwide, the globalization of investment activity, heightened demand for financial servicing outsourcing, and continuing structural changes in financial markets.

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

     In issuer services, the Company's American and global depositary receipt business has over 1,190 programs representing over 60 countries. As a trustee, the Company provides diverse services for corporate, municipal, mortgage-backed, asset-backed, derivative and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $2.75 trillion in outstanding debt securities. The Company is the third largest stock transfer agent representing over 550 publicly traded companies with over 19 million shareholder accounts maintained on its recordkeeping system.

     In investor services, the Company is the largest custodian with $9.9 trillion of assets under custody and administration at March 31, 2005. The Company is the second largest mutual fund custodian for U.S. funds and one of the largest providers of fund services in the world with over $1.6 trillion in total assets. The Company is the largest U.K. custodian. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts.

     The Company's broker-dealer services business clears approximately 50% of U.S. Government securities. With over $1 trillion in tri-party balances worldwide, the Company is the world's largest collateral management agent.

     The Company's execution and clearing services business is the largest global institutional agency brokerage organization. In addition, it is the world's largest institutional electronic broker for non-U.S. dollar equity execution. The Company provides execution, clearing and financial services outsourcing solutions in over 80 global markets, executing trades for 650 million shares and clearing more than 600,000 trades daily. The Company has 21 seats on the New York Stock Exchange. Pershing services more than 1,100 institutional and retail financial organizations and independent investment advisors who collectively represent nearly 6 million individual investors.

     Global payment services facilitates the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high net worth clients.

     The Company's strategy is to be a market leader in these businesses and continue to build on its product and service capabilities and add new clients. The Company has completed 93 acquisitions since 1995 primarily in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients' needs.

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

     The Retail Banking segment includes, branch banking, and consumer and residential mortgage lending. The Company's retail franchise includes more than 610,800 customer relationships and 77,400 business relationships. The Company operates 341 branches in 23 counties in the Tri-State region. The Company has 241 branches in New York, 92 in New Jersey and 8 in Connecticut. The New York branches are primarily suburban based with 118 in upstate New York, 85 on Long Island and 38 in New York City. The retail network is a growing source of low cost funding and provides a platform to cross-sell core services from the Servicing and Fiduciary businesses to both individuals and small businesses in the New York metropolitan area. The branches are a meaningful source of private client referrals. Small business and investment centers are set up in the largest 100 branches.

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

Servicing and Fiduciary Businesses
----------------------------------

                                                       1st      4th      1st
                                                     Quarter  Quarter  Quarter
                                                     -------  -------  -------
(In millions)                                          2005     2004     2004
                                                     -------  -------  -------
Net Interest Income                                  $   168  $   167  $   132
Provision for
  Credit Losses                                            1        1        -
Noninterest Income                                     1,025    1,010      990
Noninterest Expense                                      847      848      779
Income Before Taxes                                      345      328      343

Average Assets                                       $22,987  $23,209  $22,771
Average Deposits                                      36,072   36,299   35,138
Nonperforming Assets                                       1        1        3

(Dollars in billions)
Assets Under Custody                                 $ 9,859  $ 9,657  $ 8,577
  Equity Securities                                       34%      35%      33%
  Fixed Income Securities                                 66       65       67
Cross-Border Assets Under Custody                    $ 2,761  $ 2,704  $ 2,401

Assets Under Administration                          $    33  $    33  $    33
Assets Under Management                                  104      102       92
  Equity Securities                                       34%      36%      36%
  Fixed Income Securities                                 21       21       22
  Alternative Investments                                 15       15       13
  Liquid Assets                                           30       28       29

S&P(Registered Mark) 500 Index (Period End)            1,181    1,212    1,126
NASDAQ(Registered Mark) Index (Period End)             1,999    2,175    1,994
Lehman Brothers Aggregate Bond(Service Mark) Index     214.0    220.6    199.3
MSCI(Registered Mark) EAFE Index                     1,503.9  1,515.5  1,337.1
NYSE(Registered Mark) Volume (In billions)              99.4     96.0     95.4
NASDAQ(Registered Mark) Volume (In billions)           121.2    119.7    128.2

     The S&P 500 Index was down 3% for the first quarter of 2005, with average daily price levels up 2.5% from the fourth quarter of 2004. The NASDAQ Index also decreased by 8% for the first quarter of 2005, with average daily prices remained flat compared with the fourth quarter of 2004. Globally, the MSCI EAFE index was down 1%. Combined NYSE and NASDAQ non-program trading volumes were up only 1% during the first quarter of 2005. As the Company's business model is more volume than price sensitive, this created a drag on the Company's equity-linked businesses. The Lehman Brothers Aggregate Bond index was down 3% for the first quarter of 2005. Average fixed income trading volume was up 13% offsetting some of the weakness in equities.

     First quarter results showed continued strength in several of the Company's primary businesses, including investor services, broker-dealer services, asset management, and foreign exchange and other trading. Offsetting this strength were volume related declines in the Company's execution and clearing services businesses. In the first quarter of 2005, pre-tax income was $345 million, compared with $328 million in the fourth quarter of 2004 and $343 million a year ago.

     Noninterest income for the first quarter of 2005 increased $15 million to $1,025 million on a sequential quarter basis and $35 million from a year ago.

Securities Servicing Fees
-------------------------

                                                       1st      4th      1st
                                                     Quarter  Quarter  Quarter
                                                     -------  -------  -------
   (In millions)                                       2005     2004     2004
                                                     -------  -------  -------

    Execution and Clearing Services                  $   293  $   302  $   303
    Investor Services                                    263      239      226
    Issuer Services                                      139      149      137
    Broker-Dealer Services                                56       52       50
                                                     -------  -------  -------
    Securities Servicing Fees                        $   751  $   742  $   716
                                                     =======  =======  =======

     Securities servicing fees were $751 million in the first quarter, an increase of $9 million, or 1%, from the fourth quarter of 2004 and $35 million, or 5%, from the first quarter of 2004.

     Execution and clearing services fees decreased $9 million, or 3%, from the fourth quarter of 2004 and $10 million, or 3%, from the first quarter of 2004. In the first quarter of 2005 in execution services, transition business was relatively soft following particularly robust fourth quarter levels. Transition activity can vary significantly from quarter to quarter and has no correlation to market volumes. Execution services was also impacted by a decrease in portfolio rebalancing activity from the seasonally high fourth quarter levels as well as three fewer trading days in the first quarter compared with the fourth quarter of 2004. While average daily non-program volumes for the market increased by 6%, after adjusting for fewer trading days, total non-program market volumes increased by only 1%. The sequential decline in execution and clearing services is slightly below the total non-program market volumes.

     Pershing's fees were essentially flat compared with the fourth quarter of 2004 and down from a year ago. The year-over-year decrease reflects growth in non-transactional fees offset by lower transaction-based revenue. Total retail market volumes decreased approximately 3% sequentially. Although average billable trades for Pershing increased by 7%, total trades increased by only 2% due to a lower day count. The majority of Pershing's revenues is generated from non-transactional activities, such as asset gathering and technology services to broker-dealers, with revenues tied to both assets under administration and services provided. Despite a 3% sequential decline in the S&P 500 Index, Pershing's assets under administration were $708 billion at quarter-end, compared with $706 billion at December 31, 2004. As of March 31, 2005, margin loans remained flat compared with the fourth quarter of 2004, reflecting the current lack of direction in the equity markets.

     Investor services fees were up $24 million, or 10%, over the fourth quarter of 2004, and $37 million, or 16%, from the first quarter of 2004. Sequential and year-over-year results reflect strong performance across all business lines. New business wins drove performance in global fund services and securities lending in the first quarter of 2005. Global fund services was also favorably impacted by stronger levels of client activity, new business conversions in the U.S. and continued expansion of the Company's hedge fund servicing client base. At quarter-end, hedge fund assets under administration totaled $56 billion up 17% from $48 billion at year-end 2004. The Company expects the pipeline for new business from domestic and offshore funds to continue to be strong. Global custody also experienced higher activity levels and asset inflows from new and existing clients. Securities lending fees increased sequentially reflecting strong demand for U.S. treasuries as well as the beginning of the European dividend season in March. The year-over-year results reflect the same factors influencing the sequential quarter increase as well as new business wins. Outsourcing benefited relative to both the fourth and first quarters of 2004 from the conversion of new business wins.

     At March 31, 2005, assets under custody rose to $9.9 trillion, from $9.7 trillion at December 31, 2004 and $8.6 trillion at March 31, 2004. Cross-border custody assets were $2.8 trillion at March 31, 2005 up from $2.7 trillion at December 31, 2004 and $2.4 trillion at March 31, 2004. A substantial portion of the increase in assets under custody since year-end 2004 was due to new business and business line growth.

     Issuer services fees were $139 million in the first quarter, down $10 million, or 7%, sequentially but up $2 million, or 1%, from the first quarter of 2004. The sequential decrease in the first quarter of 2005 reflects reduced depositary receipts ("DR") fees and a decline in corporate trust fees due to lower municipal issuance volumes. DR revenues decreased sequentially due to seasonally lower dividend-related activity, and were essentially flat compared with the first quarter of 2004. While capital raising activity increased sequentially and year-over-year, mergers and acquisitions activity remained soft in the first quarter of 2005. The increase in issuer services fees versus the first quarter of 2004 primarily reflects higher corporate trust fees due to continued strength in international issuance and corporate specialty products.

     Broker-dealer services fees increased to $56 million from $52 million in the fourth quarter of 2004 and $50 million in the first quarter of 2004. The sequential and year-over-year results reflect increased collateral management activity and higher volumes in securities clearance. Both the U.S. and European markets contributed to the strong growth in collateral management. The Company continues to attract new business to its collateral management services. In addition, the Company has grown by helping accelerate the trend toward utilizing non-traditional securities such as equities, corporate bonds and municipal securities. In the first quarter of 2005, the Company's average tri-party balances exceeded $1 trillion, which represents an increase of over 33% for the last 15 months. The Company expects sustained future growth since the use of tri-party structure in the German and Japanese markets is still at a very early stage.

     Global payment services fees increased $4 million, or 6%, from the fourth quarter of 2004, and decreased $4 million, or 5%, from the first quarter of 2004. The sequential increase reflects strength in cash management due to new business wins, which offset lower revenue from trade finance. The decline versus the first quarter of 2004 reflects customers choosing to pay with higher compensating balances rather than fees, partially offset by new business.

     Private client services and asset management revenues continue to demonstrate solid performance with fees up 5% sequentially and 12% compared with the first quarter of 2004. The sequential quarter increase reflects continued growth at Ivy and higher fees in institutional equity and retail investment products. The increase from the first quarter of 2004 primarily reflects growth at Ivy as well as higher fees from BNY Hamilton Funds.

     Assets under management ("AUM") were $104 billion at March 31, 2005, up from $102 billion at December 31, 2004 and $92 billion at March 31, 2004. The sequential increase in AUM was driven by growth in money market and alternative classes, offsetting the impact of lower equity prices. Ivy continued its solid growth with AUM increasing by 5% to $15.6 billion, compared with $14.8 billion at year-end and $11.7 billion at March 31, 2004. The increase in Ivy's AUM reflects strong growth in the Europe and Asia markets. To better leverage the growth opportunities in Europe and Asia, Ivy opened a new office in Tokyo in January and is expanding its presence in London. In addition, the growth in AUM reflects an inflow of funds into personal trust assets and short-term money market product for institutional/corporate investors. Institutional clients represent 69% of AUM while individual clients equal 31%. AUM at March 31, 2005, are 34% invested in equities, 21% in fixed income, 15% in alternative investments and the remainder in liquid assets.

     In the first quarter of 2005, noninterest income attributable to foreign exchange and other trading activities was $47 million, down from $52 million in the fourth quarter of 2004 and $59 million in the first quarter of 2004. The sequential and year-over-year declines reflect lower levels of client activity, continued low volatility, and lower fixed income trading.

     Net interest income in the Servicing and Fiduciary businesses segment was $168 million for the first quarter of 2005, compared with $167 million for the fourth quarter of 2004 and $132 million in the first quarter of 2004. The increase in net interest income from the first quarter of 2004 is primarily due to the rise in interest rates and customers' increased use of compensating balances to pay for services. Average assets for the quarter ended March 31, 2005 were $23.0 billion, compared with $23.2 billion in the fourth quarter of 2004 and $22.8 billion in the first quarter of 2004. The first quarter of 2005 average deposits were $36.1 billion, compared with $36.3 billion in the fourth quarter of 2004 and $35.1 billion in the first quarter of 2004. The sequential quarter decline in deposits reflects a decline in activity from customers in issuer services.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were zero in the first quarter of 2005, compared with $5 million in the fourth quarter of 2004 and $5 million in the first quarter of 2004. Nonperforming assets were $1 million at March 31, 2005, compared with $1 million at December 31, 2004 and $3 million at March 31, 2004.

     Noninterest expense for the first quarter of 2005 was $847 million, compared with $848 million in the fourth quarter of 2004 and $779 million in the first quarter of 2004. The increase in noninterest expense from first quarter of 2004 reflects the impact of several 2004 acquisitions as well as the Company's continued investment in technology and business continuity, and increased pension and stock option expense.

Corporate Banking
-----------------

                                                       1st      4th      1st
                                                     Quarter  Quarter  Quarter
                                                     -------  -------  -------
(In millions)                                          2005     2004     2004
                                                     -------  -------  -------
Net Interest Income                                  $    87  $    88  $    88
Provision for Credit Losses                               18       20       20
Noninterest Income                                        76       66       71
Noninterest Expense                                       57       58       57
Income Before Taxes                                       88       76       82

Average Assets                                       $17,534  $17,774  $17,666
Average Deposits                                       5,528    5,323    6,800
Nonperforming Assets                                     177      198      325
Net Charge-offs                                            5        8       11

     The Corporate Banking segment coordinates all banking and credit-related services to customers through its global relationship managers. The two main client bases served are financial institution clients and corporate clients. The Company's strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.

     Over the past several years, the Company has been seeking to improve its overall risk profile by reducing its credit exposures through elimination of non-strategic exposures, cutting back large individual exposures and avoiding outsized industry concentrations. In 2002, the Company set a goal of reducing corporate credit exposure to $24 billion by December 31, 2004. This goal was accomplished in early 2004 and exposures have since declined to $22.7 billion.

     In the first quarter of 2005, pre-tax income was $87 million, compared with $76 million in the fourth quarter of 2004 and $82 million in the first quarter of 2004. The improvement in results versus both periods primarily reflects lower credit costs and higher noninterest income.

     The Corporate Banking segment's net interest income was $87 million in the first quarter of 2005, compared with $88 million in the fourth and first quarters of 2004. Average assets for the quarter were $17.5 billion, compared with $17.8 billion in the fourth quarter of 2004 and $17.7 billion in the first quarter of last year. Average deposits in the Corporate Banking segment were $5.5 billion versus $5.3 billion in the fourth quarter of 2004 and $6.8 billion in first quarter of 2004.

     The first quarter of 2005 provision for credit losses was $18 million compared with $20 million in the fourth quarter of 2004 and $20 million in the first quarter of last year. The decline in the provision from the fourth and first quarters of 2004 reflects reduced credit exposures and an improvement in overall asset quality. Net charge-offs in the Corporate Banking segment were $5 million in the first quarter of 2005, $8 million in the fourth quarter of 2004, and $11 million in the first quarter of 2004. Nonperforming assets were $177 million at March 31, 2005, down from $198 million at December 31, 2004 and $325 million at March 31, 2004. The decrease in nonperforming assets from the first quarter of 2004 primarily reflects paydowns and charge-offs of commercial loans.

     Noninterest income was $76 million in the current quarter, compared with $66 million in the fourth quarter of 2004 and $71 million in the first quarter of 2004. On a sequential quarter basis, the increase reflects higher foreign exchange and other trading revenues and gains on asset dispositions partially offset by lower capital markets fees. The increase year-over-year reflects the same factors influencing the quarterly increase.

     Noninterest expense in the first quarter was $57 million, compared with $58 million in the fourth quarter of 2004 and $57 million in the first quarter of 2004.

Retail Banking
--------------

                                                       1st      4th      1st
                                                     Quarter  Quarter  Quarter
                                                     -------  -------  -------
(Dollars in millions)                                  2005     2004     2004
                                                     -------  -------  -------
Net Interest Income                                  $   128  $   125  $   117
Provision for Credit Losses                                5        4        5
Noninterest Income                                        26       29       29
Noninterest Expense                                       98       98       93
Income Before Taxes                                       51       52       48

Average Assets                                       $ 6,105  $ 6,241  $ 5,377
Average Noninterest
  Bearing Deposits                                     5,499    5,585    5,028
Average Deposits                                      15,015   15,301   14,807
Nonperforming Assets                                      14       15       15
Net Charge-offs                                            5        5        6

Number of Branches                                       341      341      341
Number of ATMs                                           375      378      378

     The Retail Banking segment provides the Company with a stable source of core deposits. The segment represents an attractive distribution channel, and the Company has continued to expand the products offered through the retail branch system. The branch system is focused on the suburban Tri-State New York metropolitan area.

     The Retail Banking segment continues to demonstrate stable results in spite of increased competition in the New York metropolitan area. In the first quarter of 2005, pre-tax income was $51 million, compared with $52 million in the fourth quarter of 2004 and $48 million a year ago.

     The Company continues to enhance the services offered through the branch system. This includes leveraging its retail client base to distribute BNY Asset Management and third party investment products. Currently, investment products are cross sold to over 10% of the client base. The Company is also seeking selective expansion opportunities within its current branch footprint.

     Net interest income in the first quarter of 2005 was $128 million, compared with $125 million in the fourth quarter of 2004 and $117 million in the first quarter of 2004. Net interest income has increased on a sequential quarter basis and over the first quarter of last year as rates have risen, benefiting spreads. The increase in average assets and deposits since the first quarter of 2004 has also contributed to the increase in net interest income.

     Noninterest income was $26 million for the quarter compared with $29 million in the fourth quarter and $29 million in the first quarter of last year. The decreases in noninterest income compared to the fourth quarter of 2004 reflect lower monthly service fees and lower debit card fees. This is partially attributable to the lower day count in the first quarter.

     Noninterest expense in the first quarter of 2005 was $98 million, compared with $98 million in the fourth quarter of 2004 and $93 million last year. The increase from the first quarter of 2004 reflects higher compensation and marketing costs.

     Net charge-offs were $5 million in the first quarter of 2005, compared with $5 million in the fourth quarter of 2004 and $6 million in the first quarter of 2004. Nonperforming assets were $14 million at March 31, 2005, compared with $15 million at December 31, 2004, and $15 million at March 31, 2004.

     Average deposits generated by the Retail Banking segment were $15.0 billion in the first quarter of 2005, compared with $15.3 billion in the fourth quarter of 2004 and $14.8 billion in the first quarter of 2004. Average assets in the Retail Banking sector were $6.1 billion, compared with

$6.2 billion in the fourth quarter of 2004 and $5.4 billion in the first quarter of 2004.

Financial Markets
-----------------

                                                       1st      4th      1st
                                                     Quarter  Quarter  Quarter
                                                     -------  -------  -------
(In millions)                                          2005     2004     2004
                                                     -------  -------  -------
Net Interest Income                                  $    68  $    71  $    81
Provision for Credit Losses                                5        5        5
Noninterest Income                                        46       65       49
Noninterest Expense                                       33       33       27
Income Before Taxes                                       76       98       98

Average Assets                                       $48,370  $48,547  $49,743
Average Deposits                                       3,964    3,795    3,864
Average Investment
  Securities                                          23,540   23,358   22,901
Net Charge-offs                                            -        -        4

     In the first quarter of 2005, pre-tax income was $76 million, compared with $98 million in the fourth quarter of 2004 and $98 million a year ago. The sequential quarter decrease is due to a decline in trading revenue. The decrease over the first quarter of 2004 is primarily due to a decline in net interest income and in trading income.

     Net interest income for the first quarter was $68 million compared with $71 million for the fourth quarter of 2004 and $81 million a year ago. The decrease from the fourth quarter of 2004 primarily reflects fewer days in the quarter. The decrease from the first quarter of 2004 reflects the rising rate environment which increased funding costs. Average first quarter 2005 assets in the Financial Markets segment, composed primarily of short-term liquid assets and investment securities, were $48.4 billion, down from $48.5 billion on a sequential quarter basis and $49.7 billion in the first quarter last year. The decrease in assets from first quarter of 2004 reflects a decline in liquidity from securities servicing customers which reduced the overall size of the Company's balance sheet resulting in a decline in liquid assets. Average investment securities increased as the Company continues to invest in adjustable or short life classes of structured mortgage-backed securities, both of which have short durations.

     Noninterest income was $46 million in the first quarter of 2005, compared with $65 million in the fourth quarter of 2004 and $49 million in the first quarter of 2004. The negative variance compared with the fourth quarter of 2004 reflects weaker trading results, lower securities gains, and lower gains on disposals of lease assets.

     Net charge-offs were zero in the first quarter of 2005, compared with zero in the fourth quarter of 2004 and $4 million a year ago. Noninterest expense was $33 million in the first quarter of 2005, compared with $33 million in the fourth quarter of 2004 and $27 million in last year's first quarter. The increase from last year's first quarter is attributable to higher employee incentive compensation and technology expenses.

     The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.

(Dollars in millions)        Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
March 31, 2005               Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      168  $      87  $     128  $      68  $         4  $        455
Provision for Credit Losses           1         18          5          5          (39)          (10)
Noninterest Income                1,025         76         26         46            5         1,178
Noninterest Expense                 847         57         98         33           42         1,077
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      345  $      88  $      51  $      76  $         6  $        566
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              62%        15%         9%        14%
Average Assets               $   22,987  $  17,534  $   6,105  $  48,370  $     4,246  $     99,242

                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
December 31, 2004            Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      167  $      88  $     125  $      71  $        76  $        527
Provision for Credit Losses           1         20          4          5          (37)           (7)
Noninterest Income                1,010         66         29         65            6         1,176
Noninterest Expense                 848         58         98         33           60         1,097
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      328  $      76  $      52  $      98  $        59  $        613
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              59%        14%         9%        18%
Average Assets               $   23,209  $  17,774  $   6,241  $  48,547  $     4,196  $     99,967

                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
March 31, 2004               Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      132  $      88  $     117  $      81  $      (150) $        268
Provision for Credit Losses           -         20          5          5          (18)           12
Noninterest Income                  990         71         29         49           81         1,220
Noninterest Expense                 779         57         93         27           57         1,013
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      343  $      82  $      48  $      98  $      (108) $        463
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        14%         9%        17%
Average Assets               $   22,771  $  17,666  $   5,377  $  49,743  $     4,121  $     99,678

Reconciling Items
-----------------

     Description-Reconciling items for net interest income primarily relate to the recording of interest income on a taxable equivalent basis, reallocation of capital, and the funding of goodwill and intangibles. The adjustment to the provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the reportable segments and the Company's recorded provision. The Company's approach to acquisitions is highly centralized and controlled by senior management. Accordingly, the resulting goodwill and other intangible assets are reconciling items for average assets. The related amortization is a reconciling item for noninterest expense. Other reconciling items for noninterest expense primarily reflect corporate overhead and severance.

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

                                                            1st        4th
Segment                                                    Quarter   Quarter
                                                          --------- ---------
(In millions)                                                2004      2004
-----------------------                                   --------- ---------
Servicing and Fiduciary                                   $     (30)$     (25)
Corporate Banking                                                (5)       (4)
Retail Banking                                                   (6)       (3)
Financial Markets                                                 1        (3)
                                                          --------- ---------
Subtotal                                                        (40)      (35)
Reconciling                                                      40        35
                                                          --------- ---------
Total                                                     $       - $       -
                                                          ========= =========

     The detail of reconciling items for the first quarter of 2005 and fourth and first quarters of 2004 is presented in the following table.

                                                   1st       4th       1st
                                                 Quarter   Quarter   Quarter
                                                --------- --------- ---------
(In millions)                                      2005      2004      2004
                                                --------- --------- ---------
Segments' Revenue                               $   1,624 $   1,621 $   1,557

Adjustments:
   Earnings Associated with
     Assignment of Capital                             (9)      (13)      (20)
   Securities Gains                                     -         -        19
   SFAS 13 Cumulative
     Lease Adjustment                                   -        79      (145)
   Taxable Equivalent Basis and
     Other Tax-Related Items                           13        10        15
   Other                                                5         6        62
                                                --------- --------- ---------
Subtotal-Revenue Adjustments                            9        82       (69)
                                                --------- --------- ---------
Consolidated Revenue                            $   1,633 $   1,703 $   1,488
                                                ========= ========= =========

Segments' Income Before Tax                     $     560 $     554 $     571
Adjustments:
   Revenue Adjustments (Above)                          9        82       (69)
   Provision for Credit Losses
     Different than GAAP                               39        37        18
   Severance                                           (1)       (4)      (11)
   Goodwill and
     Intangible Amortization                           (8)       (9)       (8)
   Lease Termination                                    -         -        (8)
   RW Matter                                            -       (30)        -
   Corporate Overhead                                 (33)      (17)      (30)
                                                --------- --------- ---------
Consolidated Income
     Before Tax                                 $     566 $     613 $     463
                                                ========= ========= =========
Segments' Total
     Average Assets                             $  94,996 $  95,771 $  95,557

Adjustments:
   Goodwill and Intangibles                         4,246     4,196     4,121
                                                --------- --------- ---------
Consolidated Average Assets                     $  99,242 $  99,967 $  99,678
                                                ========= ========= =========

     In addition to the recurring items discussed above, other significant items may be included as reconciling items. In the fourth quarter of 2004, SFAS 13 cumulative adjustments to the leasing portfolio and RW Matter were reconciling items. In the first quarter of 2004, SFAS 13 cumulative adjustments to the leasing portfolio, securities gains on four large sponsor funds, gains on sale on Wing Hang Bank, and severance and lease termination expenses were reconciling items.

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

     The reconciling item for securities gains relates to the Financial Markets business. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company's taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment. In the first quarter of 2004, the $145 million reconciling item related to SFAS 13 cumulative lease adjustment and the $19 million gain on sponsor fund investments would be attributable to the Financial Markets segment. In addition, the $48 million gain on the sale of Wing Hang recorded in Other would be attributable to the Corporate Banking segment. The charge for the RW Matter in the fourth quarter of 2004 would be attributable to the Retail Banking segment.

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

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting and Reporting Policies" in the Company's 2004 Annual Report on Form 10-K.
Four of the Company's more critical accounting policies are those related to the allowance for credit losses, the valuation of derivatives and securities where quoted market prices are not available, goodwill and other intangibles, and pension accounting.

Allowance for Credit Losses
---------------------------

     The allowance for credit losses represents management's estimate of probable losses inherent in the Company's loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probabilities of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company's internal ratings are generally consistent with external rating agencies' default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

     Another key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At March 31, 2005, the unallocated allowance was 16% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $36 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $52 million, while if each pass credit were rated one grade worse, the allowance would have increased by $82 million.

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

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in footnote 1 "Summary of Significant Accounting and Reporting Policies" in the Company's 2004 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at March 31, 2005, approximately $2.5 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices because no such quoted market prices are available. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $62 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,487 million at March 31, 2005) and indefinite-lived intangible assets ($370 million at March 31, 2005) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds their implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

     Other identifiable intangible assets ($423 million at March 31, 2005) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite lived intangibles or other intangibles which require amortization. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.3 billion of goodwill and intangible assets at March 31, 2005. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $214 million.

Pension Accounting
------------------

     The Company has defined benefit plans covering approximately 14,700 U.S. employees and approximately 2,400 non-U.S. employees at September 30, 2004.

     The Company has three defined benefit pension plans in the U.S. and six overseas. At December 31, 2004, the U.S. plans account for 86% of the projected benefit obligation. Pension credits were $24 million, $39 million, and $95 million in 2004, 2003 and 2002. In addition to its pension plans, the Company also has an Employee Stock Ownership Plan ("ESOP") which may provide additional benefits to certain employees. Upon retirement, covered employees are entitled to the higher of their benefit under the ESOP or the defined benefit plan. If the benefit is higher under the defined benefit plan, the employees' ESOP account is contributed to the pension plan.

     A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2002, these key elements have varied as follows:

                                            2005     2004     2003     2002
Domestic Plans:                           -------- -------- -------- --------
Long-Term Rate of Return
 on Plan Assets                              8.25%    8.75%    9.00%   10.50%
Discount Rate                                6.00     6.25     6.50     7.25
Market-Related Value of
 Plan Assets(1)  (in millions)            $ 1,502  $ 1,523  $ 1,483  $ 1,449
ESOP Stock Price(1)                         30.67    27.88    33.30    42.58

Net U.S Pension Credit/(Expense)                   $    31  $    46  $   100
All other Pension Credit/(Expense)                      (7)      (7)      (5)
                                                   -------- -------- --------
Total Pension Credit                               $    24  $    39  $    95
                                                   ======== ======== ========
------------

(1) Actuarially smoothed data. See "Critical Accounting Policies" in the MD&A section of the Company's 2004 Annual Report on Form 10-K.

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

     The Company's expected long-term rate of return on plan assets is based on anticipated returns for each asset class. For 2005 and 2004, the assumptions for the long-term rates of return on plan assets were 8.25% and 8.75%, respectively. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed income markets, which should track the long-term historical returns for these markets. The Company also considers the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

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

     In 2005, based on the Company's review of changes in prospective assumptions, the amortization of unrecognized pension losses and the anticipated decline in the market-related value of plan assets, the pre-tax U.S. pension credit is expected to decline by approximately $48 million.

     The annual impact on the primary U.S. plan of hypothetical changes in the key elements on the pension credit are shown in the table below.

(Dollars in millions)               Increase in                   Decrease in
                                Pension Expense   2005 Base   Pension Expense
                                --------------- ------------- ---------------
  Long-Term Rate of Return
   on Plan Assets                 7.25%   7.75%      8.25%      8.75%   9.25%
  Change in Pension Expense     $ 14.6  $  7.3     $    -     $  7.3  $ 14.6

  Discount Rate                   5.50%   5.75%      6.00%      6.25%   6.50%
  Change in Pension Expense     $  7.4  $  3.7     $    -     $  3.6  $  7.2

  Market-Related Value of
   Plan Assets                  -20.00% -10.00%    $1,502     +10.00% +20.00%
  Change in Pension Expense     $ 58.2  $ 29.1          -     $ 27.2  $ 39.6

  ESOP Stock Price              $20.67  $25.67     $30.67     $35.67  $40.67
  Change in Pension Expense     $ 14.6  $  7.0     $    -     $  6.5  $ 12.6

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $96.5 billion at March 31, 2005, compared with $94.5 billion at December 31, 2004, and $92.7 billion at March 31, 2004. The increase in assets from December 31, 2004 reflects increased loans to securities industry customers. Total shareholders' equity was $9.3 billion at March 31, 2005, compared with $9.3 billion at December 31, 2004, and $8.8 billion at March 31, 2004. In comparison to the fourth quarter of 2004, shareholders' equity reflects the retention of earnings offset by a decline in the securities valuation allowance and the repurchase of common stock. The major reason for the increase in shareholders' equity from a year ago is the retention of earnings.

     Return on average common equity for the first quarter of 2005 was 16.52%, compared with 15.34% in the fourth quarter of 2004, and 17.17% in the first quarter of 2004. Return on average assets for the first quarter of 2005 was 1.55%, compared with 1.40% in the fourth quarter of 2004, and 1.47% in the first quarter of 2004.

Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

(In millions)                                            03/31/05     12/31/04
                                                       ----------   ----------
  Fixed Income:
   Mortgage-Backed Securities                          $   19,799   $   19,393
   Asset-Backed Securities                                     25            -
   Corporate Debt                                           1,243        1,259
   Short-Term Money Market Instruments                        809          982
   U.S. Treasury Securities                                   445          403
   U.S. Government Agencies                                   484          505
   State and Political Subdivisions                           203          197
   Emerging Market Debt (Collateralized
     By U.S. Treasury Zero Coupon Obligations)                112          107
   Other Foreign Debt                                         525          545
                                                       ----------   ----------
   Subtotal Fixed Income                                   23,645       23,391

  Equity Securities:
   Money Market Funds                                         224          388
   Other                                                       11           10
                                                       ----------   ----------
   Subtotal Equity Securities                                 235          398
                                                       ----------   ----------
  Total Securities                                     $   23,880   $   23,789
                                                       ==========   ==========

     Total investment securities were $23.9 billion at March 31, 2005, compared with $23.8 billion at December 31, 2004. Average investment securities were $23.5 billion in the first quarter of 2005, compared with $23.4 billion in the fourth quarter of 2004 and $22.9 billion in the first quarter of last year. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities which are 89% rated AAA, 7% AA, and 4% A. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of the Company's mortgage portfolio at March 31, 2005 was approximately 1.8 years.

     Net unrealized losses for securities available-for-sale were $51 million at March 31, 2005 compared with net unrealized gains of $75 million at December 31, 2004. Net unrealized losses at March 31, 2005 reflects the rise in long-term interest rates over the quarter. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the

Company. For example, an increase in rates will result in a decline in the value of the fixed rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----

(In billions)                    Period End              Quarterly Average
                          -------------------------  -------------------------
                          Total  Non-Margin  Margin  Total  Non-Margin  Margin
                          -----  ----------  ------  -----  ----------  ------
March 31, 2005            $38.8   $   32.8   $  6.0  $38.8   $   32.4   $  6.4
December 31, 2004          35.8       29.7      6.1   39.4       33.0      6.4
March 31, 2004             36.1       30.0      6.1   36.5       30.3      6.2

     Total loans were $38.8 billion at March 31, 2005 compared with $35.8 billion at December 31, 2004. The increase in total loans from December 31, 2004 primarily reflects an increase in overdrafts and securities industry loans. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $38.8 billion in the first quarter of 2005, compared with $36.5 billion in the first quarter of 2004. The increase in average loans from March 31, 2004 results from increased lending to financial institutions.

     The following tables provide additional details on the Company's credit exposures and outstandings at March 31, 2005 in comparison to December 31, 2004.

Overall Loan Portfolio
----------------------

                                        Unfunded   Total              Unfunded   Total
(In billions)                  Loans  Commitments Exposure   Loans  Commitments Exposure
                              ----------------------------  ----------------------------
                              03/31/05  03/31/05  03/31/05  12/31/04  12/31/04  12/31/04
                              --------  --------  --------  --------  --------  --------
Financial Institutions        $   12.4  $   21.9  $   34.3  $    9.5  $   21.6  $   31.1
Corporate                          3.5      19.2      22.7       3.6      19.4      23.0
                              --------  --------  --------  --------  --------  --------
                                  15.9      41.1      57.0      13.1      41.0      54.1
                              --------  --------  --------  --------  --------  --------
Consumer & Middle Market           9.1       4.4      13.5       8.9       4.5      13.4
Leasing Financings                 5.6         -       5.6       5.6         -       5.6
Commercial Real Estate             2.2       1.2       3.4       2.1       1.2       3.3
Margin loans                       6.0         -       6.0       6.1         -       6.1
                              --------  --------  --------  --------  --------  --------
Total                         $   38.8  $   46.7  $   85.5  $   35.8  $   46.7  $   82.5
                              ========  ========  ========  ========  ========  ========

Financial Institutions
----------------------

     The financial institutions portfolio exposure was $34.3 billion at March 31, 2005 compared to $31.1 billion at December 31, 2004. These exposures are of high quality, with 85% meeting the investment grade criteria of the Company's rating system. These exposures are generally short-term, with 78% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

(In billions)
                             March 31, 2005                      December 31, 2004
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Banks                $ 4.5  $     4.0   $   8.5    71%   90% $ 4.2  $     3.5   $   7.7
Securities Industry    3.3        2.7       6.0    85    96    1.5        3.0       4.5
Insurance              0.4        4.8       5.2    94    47    0.5        4.8       5.3
Government             0.1        4.9       5.0   100    73      -        5.0       5.0
Asset Managers         3.8        3.7       7.5    85    80    3.0        3.8       6.8
Mortgage Banks         0.2        0.7       0.9    86    69    0.2        0.7       0.9
Endowments             0.1        1.1       1.2    99    47    0.1        0.8       0.9
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $12.4  $    21.9   $  34.3    85%   78% $ 9.5  $    21.6   $  31.1
                     ===== =========== ========= ===== ===== ===== =========== =========

Corporate
---------

     The corporate portfolio exposure declined to $22.7 billion at March 31, 2005 from $23.0 billion at year-end 2004. Approximately 76% of the portfolio is investment grade while 23% of the portfolio matures within one year.

(In billions)
                           March 31, 2005                        December 31, 2004
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Media                $ 1.0  $     2.1   $   3.1    64%   14% $ 0.9  $     2.2   $   3.1
Cable                  0.5        0.5       1.0    34     -    0.6        0.4       1.0
Telecom                0.1        0.5       0.6    77    27    0.1        0.5       0.6
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Subtotal            1.6        3.1       4.7    59%   13%   1.6        3.1       4.7

Energy                 0.3        4.6       4.9    86    19    0.4        4.4       4.8
Retailing              0.2        2.0       2.2    80    32    0.1        2.1       2.2
Automotive             0.1        1.7       1.8    66    51    0.1        1.7       1.8
Healthcare             0.2        1.5       1.7    88    19    0.3        1.5       1.8
Other*                 1.1        6.3       7.4    80    23    1.1        6.6       7.7
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $ 3.5  $    19.2   $  22.7    76%   23% $ 3.6  $    19.4   $  23.0
                     ===== =========== ========= ===== ===== ===== =========== =========

* Diversified portfolio of industries and geographies

     The Company had previously targeted the telecom exposure for reduction to a total of $750 million by December 31, 2004. This goal was accomplished in the first quarter of 2004 and exposures have since declined to $582 million. The percentage of investment grade borrowers in the telecom portfolio remained steady at 77% the same as at year-end 2004.

     The Company's exposure to the airline industry consists of a $471 million leasing portfolio (including a $15 million real estate lease exposure). The airline leasing portfolio consists of $249 million to major U.S. carriers, $133 million to foreign airlines and $89 million to U.S. regionals. The Company's exposure to foreign airlines declined by $47 million during the quarter.

     During the first quarter of 2005, the airline industry continued to face liquidity issues driven by persistently high fuel prices and the inability to implement meaningful fare increases. The industry's considerable excess capacity and higher oil prices continue to negatively impact the valuations of aircraft, especially the less fuel efficient models, in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.
                                          For the Quarter Ended
                             --------------------------------------------------
Rating(1)                      3/31/05   12/31/04   9/30/04   6/30/04   3/31/04
---------------------        --------------------------------------------------
AAA to AA-                      74%       68%       68%        70%        61%
A+ to A-                        13        19        21         16         24
BBB+ to BBB-                    10        10         8         11         12
Noninvestment Grade              3         3         3          3          3
                             -------- --------- ---------- --------- ----------
Total                          100%      100%      100%       100%       100%
                             ======== ========= ========== ========= ==========

(1) Represents credit rating agency equivalent of internal credit ratings.

Nonperforming Assets
--------------------

                                                                      Change
                                                                   03/31/05 vs.
(Dollars in millions)                            03/31/05 12/31/04   12/31/04
                                                 -------- -------- ----------
Category of Loans:
   Commercial                                    $    124 $    132  $      (8)
   Foreign                                             19       28         (9)
   Regional Commercial                                 49       53         (4)
                                                 -------- -------- ----------
  Total Nonperforming Loans                           192      213        (21)
Other Real Estate                                       -        1         (1)
                                                 -------- -------- ----------
  Total Nonperforming Assets                     $    192 $    214  $     (22)
                                                 ======== ======== ==========

Nonperforming Assets Ratio                            0.6%     0.7%
Allowance for Loan
   Losses/Nonperforming Loans                       304.0    277.5
Allowance for Loan
   Losses/Nonperforming Assets                      304.0    276.5
Total Allowance for Credit
   Losses/Nonperforming Loans                       373.4    345.6
Total Allowance for Credit
   Losses/Nonperforming Assets                      373.4    344.3

     Nonperforming assets declined by $22 million, or 10%, during the first quarter of 2005 to $192 million and are down 44% from a year ago. The sequential quarter decrease primarily reflects paydowns and sales of $19 million and charge-offs of $6 million. The ratio of the total allowance for credit losses to nonperforming assets increased to 373.4% at March 31, 2005, compared with 344.3% at December 31, 2004, and 230.5% at March 31, 2004.

Activity in Nonperforming Assets

(In millions)                                 Quarter End          Quarter End
                                           March 31, 2005    December 31, 2004
                                       ------------------   ------------------
Balance at Beginning of Period           $          214       $          287
   Additions                                          3                   13
   Charge-offs                                       (6)                 (11)
   Paydowns/Sales                                   (19)                 (65)
   Other                                              -                  (10)
                                       ------------------   ------------------
Balance at End of Period                 $          192       $          214
                                       ==================   ==================

     Interest income would have been increased by $1 million and $4 million for the first quarters of 2005 and 2004 if loans on nonaccrual status at March 31, 2005 and 2004 had been performing for the entire period.

Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                             March 31, December 31,  March 31,
(In millions)                                    2005         2004       2004
                                          ------------ ----------- ----------
Impaired Loans with an Allowance          $         68 $       128 $      197
Impaired Loans without an Allowance(1)             103          65        124
                                          ------------ ----------- ----------
Total Impaired Loans                      $        171 $       193 $      321
                                          ============ =========== ==========
Allowance for Impaired Loans(2)           $         34 $        52 $       88
Average Balance of Impaired Loans
 during the Quarter                       $        182 $       268 $      306
Interest Income Recognized on
 Impaired Loans during the Quarter        $        2.2 $       2.3 $      0.9

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                             March 31, December 31, March 31,
(Dollars in millions)                          2005       2004        2004
                                          ------------ ----------- ----------
Margin Loans                              $      6,038 $     6,059 $    6,130
Non-Margin Loans                                32,726      29,722     29,940
                                          ------------ ----------- ----------
Total Loans                               $     38,764 $    35,781 $   36,070
                                          ============ =========== ==========

Allowance for Loan Losses                 $        583 $       591 $      632
Allowance for Lending-Related
  Commitments                                      133         145        158
                                          ------------ ----------- ----------
Total Allowance for Credit Losses         $        716 $       736 $      790
                                          ============ =========== ==========
Allowance for Loan Losses As a
  Percent of Total Loans                          1.50%       1.65%      1.75%
Allowance for Loan Losses As a
  Percent of Non-Margin Loans                     1.78        1.99       2.11
Total Allowance for Credit Losses
  As a Percent of Total Loans                     1.85        2.06       2.19
Total Allowance for Credit Losses
  As a Percent of Non-Margin Loans                2.19        2.48       2.64

     The total allowance for credit losses was $716 million, or 1.85% of total loans at March 31, 2005, compared with $736 million, or 2.06% of total loans at December 31, 2004, and $790 million, or 2.19% of total loans at March 31, 2004.

     The Company has $6.0 billion of secured margin loans on its balance sheet at March 31, 2005. The Company has rarely suffered a loss on these types of loans and doesn't allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     The ratio of the total allowance for credit losses to non-margin loans decreased to 2.19% at March 31, 2005, compared with 2.48% at December 31, 2004 and 2.64% at March 31, 2004, reflecting continued improvement in the credit quality in the first quarter of 2005.

     Nonperforming assets declined another 10% this quarter, and have declined by 44% from a year ago. The Company's criticized and classified exposures continued to show improvement on a risk weighted basis versus the fourth quarter of 2004 and a year ago.

     The ratio of the allowance for loan losses to nonperforming assets was 304.0% at March 31, 2005, up from 276.5% at December 31, 2004, and 184.4% at
March 31, 2004.

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

     The third element: pass rated credits, is based on the Company's expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower's credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower's probability of default. The loss given default incorporates a recovery expectation. Borrower and loss given default ratings are reviewed semi-annually at a minimum and are periodically mapped to third party, including rating agency, default and recovery data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. The Company also applies this technique to its leasing and consumer portfolios. All current consumer loans are included in the pass rated consumer pools.

     The fourth element: the unallocated allowance, is based on management's judgment regarding the following factors:

*	Economic conditions including duration of the current cycle;

*	Past experience including recent loss experience;

*	Credit quality trends;

*	Collateral values;

*	Volume, composition, and growth of the loan portfolio;

*	Specific credits and industry conditions;

*	Results of bank regulatory and internal credit exams;

*	Actions by the Federal Reserve Board;

*	Delay in receipt of information to evaluate loans or confirm existing credit deterioration; and

*	Geopolitical issues and their impact on the economy.

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                                     March 31,    December 31,
                                                         2005            2004
                                                 ------------     -----------
Domestic
   Real Estate                                            2%               2%
   Commercial                                            72               75
   Consumer                                               8                3
Foreign                                                   2                4
Unallocated                                              16               16
                                                 ------------     -----------
                                                        100%             100%
                                                 ============     ===========

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

Deposits
--------

     Total deposits were $59.0 billion at March 31, 2005, compared with $58.7 billion at December 31, 2004 and $56.1 billion at March 31, 2004. The increase on a sequential quarter basis was primarily due to higher market activity levels, which resulted in a higher level of customer deposits at quarter end. Noninterest-bearing deposits were $15.6 billion at March 31, 2005, compared with $17.4 billion at December 31, 2004. Interest-bearing deposits were $43.4 billion at March 31, 2005, compared with $41.3 billion at December 31, 2004.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $13.0 billion and $14.6 billion on an average basis for the first three months of 2005 and 2004. Average foreign deposits, primarily from the Company's European based securities servicing business, were $25.5 billion and $25.8 billion at March 31, 2005 and 2004. Domestic savings and other time deposits were $9.8 billion on an average basis at March 31, 2005 compared to $10.2 billion at March 31, 2004. Average payables to customers and broker-dealers decreased to $6.4 billion from $7.0 billion. Long-term debt averaged $6.6 billion and $6.2 billion at March 31, 2005 and 2004. A significant reduction in the Company's securities servicing businesses would reduce its access to foreign deposits.

     The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At March 31, 2005, the Bank can pay dividends of approximately $451 million to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2005 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $277 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     For the quarter ended March 31, 2005, the Parent's quarterly average commercial paper borrowings were $234 million compared with $77 million in 2004. At March 31, 2005, the Parent had cash of $739 million compared with cash of $1,195 million at December 31, 2004 and $585 million at March 31, 2004. Net of commercial paper outstanding, the Parent's cash position at March 31, 2005 was up $62 million compared with March 31, 2004.

     The Parent has a back-up line of credit of $275 million with 15 financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at March 31, 2005 and March 31, 2004.

     The Parent also has the ability to access the capital markets. At March 31, 2005, the Parent had a shelf registration statement with a capacity of $1.8 billion of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of March 31, 2005 were as follows:

                                                          The Bank of
                   Parent          Parent  Parent Senior     New York
               Commercial    Subordinated      Long-Term    Long-Term
                    Paper  Long-Term Debt           Debt     Deposits  Outlook
               ----------  --------------  -------------  -----------  -------
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

     The Parent has $100 million of long-term debt that becomes due in 2005 subsequent to March 31, 2005 and $225 million of long-term debt that is due in 2006. In addition, at March 31, 2005, the Parent has the option to call $232 million of subordinated debt in 2006, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

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

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at March 31, 2005 and 2004 was 101.15% and 99.28%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Cash used for other operating activities was $0.4 billion in the first quarter of 2005, compared with $1.8 billion provided by operating activities through March 31, 2004. The use of funds from operations in 2005 were principally the result of changes in accruals and other. The sources of cash flows from operations in 2004 were principally the result of changes in trading and net income.

     In the first quarter of 2005, cash used for investing activities was $2.5 billion as compared to cash used for investing activities in the first three months of 2004 of $2.2 billion. In the first quarter of 2005, purchases of securities available-for-sale and principal disbursed on loans to customers were a significant use of funds. In the first quarter of 2004, purchases of securities available-for-sale were a significant use of funds.

     In the first quarter of 2005, cash provided by financing activities was $1.7 billion as compared to cash used for financing activities in the first quarter of 2004 of $0.9 billion. Sources of funds in 2005 include deposits, other borrowed funds, and the issuance of long-term debt. Deposits and payables to customers and broker-dealers were the primary use of funds in 2004.

CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Parent to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of March 31, 2005 and 2004, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                          March 31, 2005      March 31, 2004                      Well  Adequately
                        ------------------  ------------------     Company Capitalized Capitalized
                         Company     Bank    Company     Bank      Targets  Guidelines  Guidelines
                        ---------  -------  ---------  -------  ---------- ----------- -----------
Tier 1*                     8.13%    8.46%      7.60%    7.41%       7.75%          6%          4%
Total Capital**            12.54    11.76      11.70    11.62       11.75          10           8
Leverage                    6.56     6.98       5.83     5.66                       5         3-5
Tangible Common
  Equity ("TCE")            5.48     6.47       5.22     5.76        5.25+        N.A.        N.A.

* Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.

**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     During the first quarter of 2005 the Company retained $212 million of earnings. The Company paid $39 million to redeem rights outstanding under its preferred stock purchase rights plan. Also in the quarter the Company issued $1.2 billion of debt of which $603 million was subordinated debt qualifying as Tier II capital. In April 2005, the Company declared a quarterly common stock dividend of 20 cents per share.

     The Company's regulatory Tier 1 capital and Total capital ratios were 8.13% and 12.54% at March 31, 2005, compared with 8.31% and 12.21% at December 31, 2004, and 7.60% and 11.70% at March 31, 2004. The regulatory leverage ratio was 6.56% at March 31, 2005, compared with 6.41% at December 31, 2004, and 5.83% at March 31, 2004. The Company's tangible common equity as a percentage of total assets was 5.48% at March 31, 2005, compared with 5.56% at December 31, 2004, and 5.22% at March 31, 2004. This ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. The balance sheet size fluctuates from quarter to quarter based on levels of market activity.
In general, when servicing clients are more actively trading securities, deposit balances are higher to finance these activities.

     A billion dollar change in assets changes the TCE ratio by 6 basis points while a $100 million change in common equity changes the TCE ratio by 11 basis points.

     On March 1, 2005, the Board of Governors of the Federal Reserve System (the "FRB") adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies
(BHCs). See "Accounting Changes and New Accounting Pronouncements" in the Footnotes to the Consolidated Financial Statements.

     The following table presents the components of the Company's risk-based capital at March 31, 2005 and 2004:

(In millions)                                                  2005      2004
                                                             -------   -------
Common Stock                                                 $ 9,335   $ 8,760
Preferred Stock                                                    -         -
Preferred Trust Securities                                     1,150     1,150
Adjustments: Intangibles                                      (4,275)   (4,136)
             Securities Valuation Allowance                       21      (212)
             Merchant Banking Investments                         (5)       (6)
                                                             -------   -------
Tier 1 Capital                                                 6,226     5,556
                                                             -------   -------
Qualifying Unrealized Equity Security Gains                        -         -
Qualifying Subordinated Debt                                   2,659     2,227
Qualifying Allowance for Loan Losses                             716       770
                                                             -------   -------
Tier 2 Capital                                                 3,375     2,997
                                                             -------   -------
Total Risk-based Capital                                     $ 9,601   $ 8,553
                                                             =======   =======

Risk-Adjusted Assets                                         $76,567   $73,904
                                                             =======   =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 2005 and March 31, 2004 are as follows:

                                                             1st Quarter 2005
                                      March 31, 2005              Average
                                --------------------------- ------------------
(In millions)                   Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 27,907 $    - $         - $    - $         -
  Swaps                          241,377  1,768         978  1,680         782
  Written Options                181,754      -       1,260      -       1,266
  Purchased Options              135,809    188           -    147           -
Foreign Exchange Contracts:
  Swaps                            3,650      -           -      -           -
  Written Options                  5,485      -          13      -          16
  Purchased Options                7,472     58           -     85           -
  Commitments to Purchase
   and Sell Foreign Exchange      72,715    323         378    279         277
Debt Securities                        -  2,687         183  2,405         152
Credit Derivatives                 1,634      2           5      2           9
Equities                           2,409     97          85    161          95
                                         ------ ----------- ------ -----------
Total Trading Account                    $5,123 $     2,902 $4,759 $     2,597
                                         ====== =========== ====== ===========

                                                             1st Quarter 2004
                                      March 31, 2004              Average
                                --------------------------- ------------------
                                Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 63,241 $   93 $         - $  101 $         -
  Swaps                          194,504  1,286          80  1,451         171
  Written Options                149,946      -       1,442      -       1,400
  Purchased Options               94,357    215           -    214           -
Foreign Exchange Contracts:
  Swaps                            3,080      -           -      -           -
  Written Options                 10,623      -          84      -          69
  Purchased Options               12,767     86           -     79           -
  Commitments to Purchase
   and Sell Foreign Exchange      71,165    862         934    916         978
Debt Securities                        -  1,598          42  2,168          39
Credit Derivatives                 1,325      3           4      3           8
Equities                             401    166         127     90          73
                                         ------ ----------- ------ -----------
Total Trading Account                    $4,309 $     2,713 $5,022 $     2,738
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

(In millions)                                          1st Quarter 2005
                                               -------------------------------
                                               Average Minimum Maximum 3/31/05
                                               ------- ------- ------- -------
Interest Rate                                  $   2.8 $   2.0 $   4.3 $   4.3
Foreign Exchange                                   1.0     0.4     3.3     2.2
Equity                                             0.8     0.5     1.1     0.9
Credit Derivatives                                 1.7     1.5     2.1     2.1
Diversification                                   (1.4)     NM      NM    (3.0)
Overall Portfolio                                  4.9     3.7     7.5     6.5

                                                      1st Quarter 2004
                                               -------------------------------
                                               Average Minimum Maximum 3/31/04
                                               ------- ------- ------- -------
Interest Rate                                  $   4.4 $   2.2 $   6.2 $   4.9
Foreign Exchange                                   1.0     0.5     1.5     1.2
Equity                                             1.2     0.6     1.9     1.9
Credit Derivatives                                 2.0     1.9     2.1     2.1
Diversification                                   (0.7)     NM      NM    (1.0)
Overall Portfolio                                  7.9     4.9    10.5     9.1

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

     During the first quarter of 2005, interest rate risk generated approximately 45% of average VAR, credit derivatives generated 27% of average VAR, foreign exchange accounted for 16% of average VAR, and equity generated 12% of average VAR. During the first quarter of 2005, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days in which the Company's trading revenues fell within particular ranges during the past year.

Distribution of Revenues
------------------------
                                         For the Quarter Ended
                            --------------------------------------------------
Revenue Range                3/31/05   12/31/04   9/30/04   6/30/04   3/31/04
                            --------------------------------------------------
(Dollars in millions)                    Number of Occurrences
----------------------      --------- --------- --------- ---------- ---------
Less than $(2.5)                 0         0         0          1         0
$(2.5)~ $ 0                      1         6        11         11         2
$ 0   ~ $ 2.5                   50        49        48         32        48
$ 2.5 ~ $ 5.0                   11         8         5         17        10
More than $5.0                   0         0         0          3         2

ASSET/LIABILITY MANAGEMENT

     The Company's asset/liability management activities include lending, investing in securities, accepting deposits, raising money as needed to fund assets, and processing securities and other transactions. The market risks that arise from these activities are interest rate risk, and to a lesser degree, foreign exchange risk. The Company's primary market risk is exposure to movements in U.S. dollar interest rates. Exposure to movements in foreign currency interest rates also exists, but to a significantly lower degree. The Company actively manages interest rate sensitivity. In addition to gap analysis, the Company uses earnings simulation and discounted cash flow models to identify interest rate exposures.

     An earnings simulation model is the primary tool used to assess changes in pre-tax net interest income. The model incorporates management's assumptions regarding interest rates, balance changes on core deposits, and changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. These assumptions are inherently uncertain, and, as a result, the earnings simulation model cannot precisely estimate net interest income or the impact of higher or lower interest rates on net interest income. Actual results may differ from projected results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

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

(Dollars in millions)                                         March 31, 2005
                                                                $         %
                                                            --------- --------
     +200 bp Ramp vs. Stable Rate                           $       5    0.26%
     +100 bp Ramp vs. Stable Rate                                  10    0.50
     -100 bp Ramp vs. Stable Rate                                 (25)  (1.30)

     The 100+ basis point ramp scenario assumes short-term rates rise 25 basis points in each of the next four quarters, while the 200+ ramp scenario assumes a 50 basis point per quarter increase. The scenarios assume a flattening of the yield curve with 10 year rates rising only 76 basis points in the 100+ basis point scenario and 117 basis points in the 200+ basis point scenario. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

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

STATISTICAL INFORMATION

                                     THE BANK OF NEW YORK COMPANY, INC.
                        Average Balances and Rates on a Taxable Equivalent Basis
                                           (Dollars in millions)

                                           For the three months ended    For the three months ended
                                                   March 31, 2005                March 31, 2004
                                           --------------------------    --------------------------
                                           Average            Average    Average            Average
                                           Balance  Interest     Rate    Balance  Interest     Rate
                                           -------  --------  -------    -------  --------  -------
ASSETS
------
Interest-Bearing
  Deposits in Banks (primarily foreign)    $ 9,824  $     71     2.95%   $11,692  $     68     2.35%
Federal Funds Sold and Securities
  Purchased Under Resale Agreements          4,816        27     2.31      7,115        16     0.93
Margin Loans                                 6,407        55     3.46      6,179        34     2.18
Loans:
   Domestic Offices                         22,135       245     4.49     21,074        55     1.05
   Foreign Offices                          10,302        96     3.76      9,201        63     2.74
                                           -------  --------             -------  --------
   Non-Margin Loans                         32,437       341     4.26     30,275       118     1.56
                                           -------  --------             -------  --------
Securities
   U.S. Government Obligations                 358         3     3.04        440         3     2.31
   U.S. Government Agency Obligations        3,302        31     3.74      4,300        35     3.23
   Obligations of States and
    Political Subdivisions                     199         4     7.34        247         3     5.56
   Other Securities                         19,681       185     3.77     17,914       155     3.46
   Trading Securities                        2,464        22     3.60      2,753        15     2.15
                                           -------  --------             -------  --------
    Total Securities                        26,004       245     3.77     25,654       211     3.28
                                           -------  --------             -------  --------
Total Interest-Earning Assets               79,488       739     3.77%    80,915       447     2.22%
                                           -------  --------             -------  --------
Allowance for Credit Losses                   (589)                         (679)
Cash and Due from Banks                      4,166                         2,971
Other Assets                                16,177                        16,471
                                           -------                       -------
    TOTAL ASSETS                           $99,242                       $99,678
                                           =======                       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
   Money Market Rate Accounts              $ 6,915  $     21     1.25%   $ 6,607  $     11     0.68%
   Savings                                   8,901        21     0.94      9,149        15     0.67
   Certificates of Deposit
    $100,000 & Over                          2,880        18     2.57      3,987        12     1.24
   Other Time Deposits                         899         4     1.76      1,016         4     1.46
   Foreign Offices                          25,464       120     1.92     25,834        76     1.18
                                           -------  --------             -------  --------
   Total Interest-Bearing Deposits          45,059       184     1.66     46,593       118     1.02
Federal Funds Purchased and
  Securities Sold Under Repurchase
  Agreements                                 1,390         6     1.84      1,612         3     0.66
Other Borrowed Funds                         1,825        13     2.87      2,398         9     1.49
Payables to Customers and Broker-Dealers     6,385        25     1.57      6,973        13     0.73
Long-Term Debt                               6,605        49     2.98      6,209        30     1.95
                                           -------  --------             -------  --------
    Total Interest-Bearing Liabilities      61,264       277     1.84%    63,785       173     1.09%
                                           -------  --------             -------  --------
Noninterest-Bearing Deposits                15,520                        14,016
Other Liabilities                           13,158                        13,355
Common Shareholders' Equity                  9,300                         8,522
                                           -------                       -------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $99,242                       $99,678
                                           =======                       =======
Net Interest Earnings
  and Interest Rate Spread                           $   462     1.93%            $    274     1.13%
                                                     =======  =======             ========  =======
Net Yield on Interest-Earning Assets                             2.36%                         1.36%
                                                              =======                       =======

In 2004, excluding SFAS 13 Leveraged Lease adjustment, the rates on Domestic Office Loan and Non-
Margin Loans would have been 3.82% and 3.49%, respectively.  The Net Interest Rate Spread and Net
Yield on Interest-Earning Assets would have been 1.85% and 2.08%, respectively.

OTHER DEVELOPMENTS

Other First Quarter 2005 Developments

     In January 2005, the Company acquired certain of the assets and liabilities of Standard & Poor's Securities, Inc. (SPSI), the institutional brokerage subsidiary of Standard & Poor's. The Company will assume SPSI's client relationships and Standard & Poor's research clients will have access to BNY Securities Group's diverse set of execution management platforms and commission management services. The acquisition demonstrates the Company's strategy to align with leading independent providers of research and other financial services.

     In March 2005, the Company agreed to acquire the execution and commission management services of Boston Institutional Services ("BIS"). Under the term of the agreement, the Company will assume BIS's client relationships for its execution and commission management business.

     In April 2005, the Company agreed to acquire Lynch, Jones & Ryan, Inc. ("LJR"), a subsidiary of Instinet Group. LJR is the pioneer and premier provider of commission recapture programs, with over 30 years experience in providing value-added trading services to institutional investors who comprise 1,400 plan sponsor funds, with more than $2.2 trillion in assets. The Company's headquarters are in New York, with regional offices in Chicago, Dallas, San Francisco and a presence in London, Tokyo and Sydney. The acquisition of LJR bolsters the Company's position as the leading provider of agency brokerage and commission management services, and reinforces its long-standing commitment to the plan sponsor and institutional fund community around the world.

     On March 1, 2005, the Board of Governors of the Federal Reserve System (the "FRB") adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies
(BHCs). Under the final rule, the Company will be subject to a 15 percent limit in the amount of trust preferred securities that can be included in Tier 1 capital, net of goodwill, less any related deferred tax liability. Amounts in excess of these limits will continue to be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the transition rules, the Company expects all its trust preferred securities to continue to qualify as Tier 1 capital. Both the Company and the Bank are expected to remain "well capitalized" under the final rule. At the end of the transition period, the Company expects all its current trust preferred securities will continue to qualify as Tier 1 capital.

     In the first quarter of 2005, ownership of Pershing was transferred from The Bank of New York to the parent company, The Bank of New York Company, Inc. In connection with the transfer, the Company issued $1.1 billion of debt of which $500 million qualified as Tier 2 capital.

     The Company participates in unconsolidated investments that own real estate qualifying for low income housing tax credits based on Section 42 of the Internal Revenue Code. The Company's share of operating losses generated by these investments is recorded as other income. The Company has historically netted the tax credits generated by these investments against the related operating losses. The Company has reviewed this accounting method and has decided to record these tax credits as a reduction of income tax expense. To provide comparable historical information, the tables below show the restated prior period results. The resulting adjustments did not have an impact on net income.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)
                                                        For the three months ended
                                             --------------------------------------------
                                             March 31, June 30, September 30, December 31, Year
                                                 2004     2004          2004         2004  2004
                                             --------- -------- ------------- ----------- ------
Interest Income
---------------
Loans                                        $     118 $    272   $      290    $    401  $1,080
Margin loans                                        34       35           40          48     156
Securities
  Taxable                                          181      180          181         197     741
  Exempt from Federal Income Taxes                  10       10           10          11      40
                                             --------- -------- ------------- ----------- ------
                                                   191      190          191         208     781
Deposits in Banks                                   68       78           77          81     305
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                           16       17           20          27      80
Trading Assets                                      14        9           11          17      51
                                             --------- -------- ------------- ----------- ------
    Total Interest Income                          441      601          629         782   2,453
                                             --------- -------- ------------- ----------- ------
Interest Expense
----------------
Deposits                                           118      126          139         164     548
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                        3        3            4           6      15
Other Borrowed Funds                                 9        9            9          25      52
Customer Payables                                   13       12           14          19      57
Long-Term Debt                                      30       30           35          41     136
                                             --------- -------- ------------- ----------- ------
    Total Interest Expense                         173      180          201         255     808
                                             --------- -------- ------------- ----------- ------
Net Interest Income                                268      421          428         527   1,645
-------------------
Provision for Credit Losses                         12       10            -          (7)     15
                                             --------- -------- ------------- ----------- ------
Net Interest Income After Provision
  for Credit Losses                                256      411          428         534   1,630
                                             --------- -------- ------------- ----------- ------
Noninterest Income
------------------
Servicing Fees
 Securities                                        716      717          685         742   2,858
 Global Payment Services                            79       81           84          71     317
                                             --------- -------- ------------- ----------- ------
                                                   795      798          769         813   3,175
Private Client Services and
  Asset Management Fees                            108      113          113         115     448
Service Charges and Fees                            96       94           98          98     385
Foreign Exchange and Other Trading Activities      106      100           67          90     364
Securities Gains                                    33       12           14          18      78
Other                                               82       39           38          42     200
                                             --------- -------- ------------- ----------- ------
    Total Noninterest Income                     1,220    1,156        1,099       1,176   4,650
                                             --------- -------- ------------- ----------- ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                     574      570          564         617   2,324
Net Occupancy                                       81       72           77          75     305
Furniture and Equipment                             51       51           51          51     204
Clearing                                            48       44           39          45     176
Sub-custodian Expenses                              22       22           21          22      87
Software                                            49       50           52          43     193
Communications                                      24       23           22          23      93
Amortization of Intangibles                          8        8            9           9      34
Other                                              156      172          164         212     706
                                             --------- -------- ------------- ----------- ------
    Total Noninterest Expense                    1,013    1,012          999       1,097   4,122
                                             --------- -------- ------------- ----------- ------
Income Before Income Taxes                         463      555          528         613   2,158
Income Taxes                                        99      184          174         262     718
                                             --------- -------- ------------- ----------- ------
Net Income                                   $     364 $    371   $      354    $    351  $1,440
----------                                   ========= ======== ============= =========== ======
Per Common Share Data:
----------------------
   Basic Earnings                            $    0.47 $   0.48   $     0.46    $   0.45  $ 1.87
   Diluted Earnings                               0.47     0.48         0.46        0.45    1.85
   Cash Dividends Paid                            0.19     0.20         0.20        0.20    0.79
Diluted Shares Outstanding                         778      779          778         780     778
------------------------------------------------------------------------------------------------

                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)
                                                         For the year Ended December 31,
                                               -------------------------------------------------
                                                  2004      2003      2002      2001      2000
                                               --------- --------- --------- --------- ---------
Interest Income
---------------
Loans                                          $   1,080 $   1,187 $   1,452 $   2,239 $   2,889
Margin loans                                         156        86        12        32        21
Securities
  Taxable                                            741       651       639       463       323
  Exempt from Federal Income Taxes                    40        48        61        74        63
                                               --------- --------- --------- --------- ---------
                                                     781       699       700       537       386
Deposits in Banks                                    305       150       133       252       273
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                             80        79        51       159       277
Trading Assets                                        51       129       259       401       531
                                               --------- --------- --------- --------- ---------
    Total Interest Income                          2,453     2,330     2,607     3,620     4,377
                                               --------- --------- --------- --------- ---------
Interest Expense
----------------
Deposits                                             548       507       644     1,392     2,011
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                         15        13        29       103       153
Other Borrowed Funds                                  52        21        65       163       139
Customer Payables                                     57        30         2         4         -
Long-Term Debt                                       136       150       202       277       317
                                               --------- --------- --------- --------- ---------
    Total Interest Expense                           808       721       942     1,939     2,620
                                               --------- --------- --------- --------- ---------
Net Interest Income                                1,645     1,609     1,665     1,681     1,757
-------------------
Provision for Credit Losses                           15       155       685       375       105
                                               --------- --------- --------- --------- ---------
Net Interest Income After Provision
  for Credit Losses                                1,630     1,454       980     1,306     1,652
                                               --------- --------- --------- --------- ---------
Noninterest Income
------------------
Servicing Fees
 Securities                                        2,858     2,412     1,896     1,775     1,650
 Global Payment Services                             317       314       296       291       265
                                               --------- --------- --------- --------- ---------
                                                   3,175     2,726     2,192     2,066     1,915
Private Client Services and
  Asset Management Fees                              448       384       344       314       296
Service Charges and Fees                             385       375       357       352       360
Foreign Exchange and Other Trading Activities        364       327       234       338       261
Securities Gains                                      78        35      (118)      154       150
Other                                                200       149       124       337       120
                                               --------- --------- --------- --------- ---------
    Total Noninterest Income                       4,650     3,996     3,133     3,561     3,102
                                               --------- --------- --------- --------- ---------
Noninterest Expense
-------------------
Salaries and Employee Benefits                     2,324     2,002     1,581     1,593     1,493
Net Occupancy                                        305       261       230       233       184
Furniture and Equipment                              204       185       138       178       108
Clearing                                             176       154       124        61        36
Sub-custodian Expenses                                87        74        70        62        68
Software                                             193       170       115        90        66
Communications                                        93        92        65        86        56
Amortization of Goodwill and Intangibles              34        25         8       112       115
Merger and Integration Costs                           -        96         -         -         -
Other                                                706       639       420       404       384
                                               --------- --------- --------- --------- ---------
    Total Noninterest Expense                      4,122     3,698     2,751     2,819     2,510
                                               --------- --------- --------- --------- ---------
Income Before Income Taxes                         2,158     1,752     1,362     2,048     2,244
Income Taxes                                         718       595       460       705       815
                                               --------- --------- --------- --------- ---------
Net Income                                     $   1,440 $   1,157 $     902 $   1,343 $   1,429
----------                                     ========= ========= ========= ========= =========
Per Common Share Data:
----------------------
   Basic Earnings                              $    1.87 $    1.54 $    1.25 $    1.84 $    1.95
   Diluted Earnings                                 1.85      1.52      1.24      1.81      1.92
   Cash Dividends Paid                              0.79      0.76      0.76      0.72      0.66
Diluted Shares Outstanding                           778       759       728       741       745
------------------------------------------------------------------------------------------------

Other 2004 Developments

     Other First & Fourth Quarter Developments in 2004 are summarized in the following tables:

(In millions)
                      Applicable  Income Statement  Pre-Tax         After-Tax
Item                    Quarter       Caption        Income   Tax    Income
--------------------  ----------  ----------------  -------  -----  ---------
Net Interest Income
---------------------
SFAS 13 cumulative
 lease adjustment-       First    Net Interest
 (leasing portfolio)               Income           $  (145) $ 113  $    (32)

Noninterest Income
--------------------
Gain on sale of
 Wing Hang               First    Other Income           48    (21)       27

Gain on sponsor          First    Securities
 fund investments                  Gains                 19     (7)       12

Subtotal-Noninterest                                -------  -----  --------
 Income                                                  67    (28)       39

Noninterest Expense
---------------------
Severance tied to        First    Salaries and
 relocations                       Employee Benefits    (10)     4        (6)

Lease terminations       First    Net Occupancy          (8)     3        (5)

Subtotal-Noninterest                                -------  -----  --------
 Expense                                                (18)     7       (11)
                                                    -------  -----  --------
Total                                               $   (96) $  92  $     (4)
                                                    =======  =====  ========

     Net interest income in the first quarter of 2004 included an after-tax charge of $32 million resulting from a cumulative adjustment to the leasing portfolio, which was triggered under Statement of Financial Accounting Standards No. 13 "Accounting for Leases" ("SFAS 13") by the combination of a reduction in state and local taxes and a restructuring of the lease portfolio completed in the first quarter. The SFAS 13 adjustment impacts the timing of lease income reported by the Company, and resulted in a reduction in net interest income of $145 million, offset by tax benefits of $113 million.

     Noninterest income in the first quarter of 2004 included a $27 million after-tax gain on the sale of a portion of the Company's interest in Wing Hang Bank Limited ("Wing Hang"), a Hong Kong based bank, which was recorded in other income, and $19 million ($12 million after-tax) of higher than anticipated securities gains in the first quarter resulting from realized gains on sponsor fund investments in Kinkos, Inc., Bristol West Holdings, Inc., Willis Group Holdings, Ltd., and True Temper Sports, Inc.

     The Company took several actions in the first quarter of 2004 associated with its long-term cost reduction initiatives impacting noninterest expense. These actions included an after-tax severance charge of $6 million related to staff reductions tied to job relocations and a $5 million after-tax charge for terminating high cost leases associated with the staff redeployments.

(In millions)
                      Applicable  Income Statement  Pre-Tax         After-Tax
Item                    Quarter       Caption        Income   Tax    Income
--------------------  ----------  ----------------  -------  -----  ---------
Net Interest Income
---------------------
SFAS 13 cumulative
 lease adjustment -
 (cross-border           Fourth   Net Interest
  rail equipment leases)           Income           $    89  $ (37) $     52

 lease adjustment -      Fourth   Net Interest
 (aircraft leases)                 Income               (10)     4        (6)
                                                    -------  -----  --------
Subtotal-Net Interest
 Income                                                  79    (33)       46

Aircraft leases/other    Fourth   Provision for
                                   Credit Losses          7     (3)        4
Subtotal-Net Interest
 Income After Provision                             -------  -----  --------
 for Credit Losses                                       86    (36)       50

Noninterest Income
--------------------
Aircraft leases          Fourth   Other Income            3     (1)        2

Subtotal-Noninterest                                -------  -----  --------
 Income                                                   3     (1)        2

Noninterest Expense
---------------------
Charge for the
 RW Matter               Fourth   Other Expense         (30)     8       (22)

Subtotal-Noninterest                                -------  -----  --------
 Expense                                                (30)     8       (22)

Federal tax reserve
 adjustment related to
 LILO exposure           Fourth   Income Tax              -    (50)      (50)
                                                    -------  -----  --------
Total                                               $    59  $ (79) $    (20)
                                                    =======  =====  ========

     Net interest income in the fourth quarter of 2004 included an after-tax benefit of $52 million resulting from a SFAS 13 cumulative adjustment to the leasing portfolio for customers exercising their early buy-out ("EBO") options. The Company's leasing portfolio contains a number of large cross-border leveraged leases where the lessee has an EBO option to purchase the leased assets, generally railcars and related assets. Given a confluence of economic factors, the value of the leased equipment currently exceeds the exercise price of the EBO option. The Company offered financial incentives to these lessees to accelerate the exercise of their EBO options. As a result, several lessees agreed to this proposal, triggering the after-tax $52 million gain. The gain results from the recognition of lease income over a shorter time frame, since the term of the lease has been shortened to the EBO date.

     In addition, the Company's net investment in aircraft leases was impacted by a $6 million after-tax adjustment related to aircraft leased to two airlines. The Company recorded a $7 million reduction in the provision for credit losses which largely reflects release of reserves on the aircraft leases.

     Noninterest income in the fourth quarter of 2004 included an after-tax gain of $2 million on the sale of a leased aircraft.

     Noninterest expense in the fourth quarter of 2004 included an after-tax expense of $22 million in connection with the anticipated settlement of the RW Professional Leasing Services Corp. matter ("RW Matter").

     In December of 2004 and January 2005, the Company had several appellate conferences with the IRS related to the Company's cross-border leveraged lease transactions. Based on these conferences, the Company believes it may be possible to settle the proposed IRS tax adjustments related to the portfolio. However, negotiations are continuing and the matter may still be litigated. Based on a revision to the probabilities and costs assigned to litigation and settlement outcomes, the Company recorded a $50 million expense associated with increasing the tax reserve on these transactions.

FORWARD LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

     The information presented with respect to, among other things, earnings and revenue outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, future loan losses, the Company's plans, objectives and strategies is forward looking information. Forward looking statements are the Company's current estimates or expectations of future events or future results.

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

General Business and Economic Conditions and Internal Operations - Disruptions in general economic activity in the United States or abroad, to the Company's operational functions or to financial market settlement functions. The economic and other effects of the continuing threat of terrorist activity following the WTC disaster and subsequent U.S. military actions. Changes in customer credit quality, future changes in interest rates, actual and assumed rates of return on pension assets, inflation, rising employee benefit expenses, the effectiveness of management's efforts to control expenses, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, competition, credit, market and operating risk, and loan demand. The performance of the domestic economy, international economic markets, technological, regulatory and structural changes in the Company's industry, market demand for the Company's products and services, continuation of the trend to investment management outsourcing, the savings rate of individuals, growth of worldwide financial assets, continued globalization of investment activity, and future global political, economic, business and market conditions. Variations in management projections, methodologies used by management to set adequate reserve levels for expected and contingent liabilities, evaluate risk or market forecasts and the actions that management could take in response to these changes.

Continuation of favorable global trends - The Company's businesses benefit from certain global trends, such as the growth of financial assets, creation of new securities, financial services industry consolidation, rapid technological change, globalization of investment activities, structural changes to financial markets, shortened settlement cycles, straight-through processing requirements, and increased demand for outsourcing. These long-term trends all increase the demand for the Company's products and services around the world. However, in the near term, uncertainty surrounding recently enacted legislation and regulation, the potential legislative and regulatory changes under consideration in the securities industry, as well as investigations by various federal and state regulatory agencies, the Department of Justice and state attorney generals, could have an adverse effect on investment activity and the Company.

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

Interest rates - The levels of market interest rates, the shape of the yield curve and the direction of interest rate changes all affect net interest income that the Company earns in many different businesses.

Volatility of currency markets - The degree of volatility in foreign exchange rates can affect the amount of foreign exchange trading revenue. While most of the Company's foreign exchange revenue is derived from its securities servicing client base, activity levels are generally higher when there is more volatility. Therefore, the Company benefits from currency volatility.

Dependence on fee-based business - Revenues reflect changes in the volume of financial transactions in the United States and abroad, the level of capital market activity affects processing revenues, changes in asset values affect fees which are based on the value of assets under custody and management, the level of cross-border investing, investor sentiment, the pace of worldwide pension reform and the concomitant creation of new pools of pension assets, the level of debt issuance and currency exchange rate volatility all impact the Company's revenues.

Access to liquidity - If the Company should experience limited access to the funds markets, arising from a loss of confidence of debt purchasers or counterparties in the funds markets in general or the Company in particular, this would adversely affect the Company.

Operational risk and business continuity - The Company continually assesses and monitors operational risk in its businesses. Operational risk is mitigated by formal risk management oversight within the Company as well as by automation, standardized operating procedures, segregation of duties and controls, timely confirmation and reconciliation procedures and insurance. In addition, the Company provides for disaster and business recovery planning for events that could damage the Company's physical facilities, cause delay or disruptions to operational functions, including telecommunications networks, or impair the Company's clients, vendors and counterparties. Events beyond those contemplated in the plans could negatively affect the Company's results of operations.

Reputational and legal risk - Adverse publicity and damage to the Company's reputation arising from the failure or perceived failure to comply with legal and regulatory requirements, financial reporting irregularities involving other large and well known companies and regulatory investigations of the mutual fund industry could affect the Company's ability to attract and retain customers, maintain access to the capital markets or result in suits, enforcement actions, fines and penalties.

Legislative and regulatory environment - Heightened regulatory scrutiny and increased sanctions, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into the Company's businesses. The cost of geographically diversifying the Company's facilities to comply with regulatory mandates. The nature of any new capital accords to be adopted by the Basel Committee on Banking Supervision and implemented by the Federal Reserve.

Taxes - The U.S. Treasury and Internal Revenue Service have taken increasingly aggressive positions against certain corporate investment programs that either reduce or defer taxes. The Company believes that its historic investments have been carefully structured to comply with then current tax law, and received external legal and tax advice confirming the Company's treatment of the investments. Going forward, there may be fewer opportunities to participate in lease investing, tax credit programs and similar transactions that have benefited the Company in the past. This may adversely impact the Company's net interest income and effective tax rate.

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

Acts of terrorism - Acts of terrorism could have a significant impact on the Company's business and operations. While the Company has in place business continuity and disaster recovery plans, acts of terrorism could still damage the Company's facilities and disrupt or delay normal operations, and have a similar impact on the Company's clients, suppliers, and counterparties. Acts of terrorism could also negatively impact the purchase of the Company's products and services to the extent they resulted in reduced capital markets activity or lower asset price levels.

Accounting Principles - Changes in generally accepted accounting principles in the United States which are applicable to the Company could have an impact on the Company's reported results of operations even though they do not have an economic impact on the Company's business.

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

WEBSITE INFORMATION

     The Company makes available on its website, www.bankofny.com:

*	Its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC,

*	Its earnings releases and management conference calls and
presentations, and

*	Its corporate governance guidelines and the charters of the audit and examining, compensation and organization, and nominating and governance committees of its Board of Directors.

     The corporate governance guidelines and committee charters are available in print to any shareholder who requests it. Requests should be sent to The Bank of New York Company, Inc., Corporate Communications, One Wall Street, NY, NY 10286.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                      Consolidated Balance Sheets
                            (Dollars in millions, except per share amounts)
                                             (Unaudited)

                                                        March 31, 2005         December 31, 2004
                                                      ------------------       -----------------
Assets
------
Cash and Due from Banks                               $            2,597       $           3,886
Interest-Bearing Deposits in Banks                                 8,802                   8,192
Securities
  Held-to-Maturity (fair value of $1,804 in 2005
    and $1,873 in 2004)                                            1,831                   1,886
  Available-for-Sale                                              22,076                  21,916
                                                      ------------------       -----------------
    Total Securities                                              23,907                  23,802
Trading Assets at Fair Value                                       5,123                   4,627
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                          4,085                   5,708
Loans (less allowance for loan losses of $583 in 2005
  and $591 in 2004)                                               38,181                  35,190
Premises and Equipment                                             1,070                   1,097
Due from Customers on Acceptances                                    138                     137
Accrued Interest Receivable                                          313                     285
Goodwill                                                           3,487                   3,477
Intangible Assets                                                    793                     793
Other Assets                                                       8,041                   7,335
                                                      ------------------       -----------------
     Total Assets                                     $           96,537       $          94,529
                                                      ==================       =================

Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)   $           15,574       $          17,442
 Interest-Bearing
   Domestic Offices                                               18,608                  18,692
   Foreign Offices                                                24,781                  22,587
                                                      ------------------       -----------------
     Total Deposits                                               58,963                  58,721
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                   879                   1,205
Trading Liabilities                                                2,902                   2,873
Payables to Customers and Broker-Dealers                           8,684                   8,664
Other Borrowed Funds                                                 906                     533
Acceptances Outstanding                                              140                     139
Accrued Taxes and Other Expenses                                   4,192                   4,452
Accrued Interest Payable                                             114                     113
Other Liabilities (including allowance for
  lending-related commitments of
  $133 in 2005 and $145 in 2004)                                   3,033                   2,418
Long-Term Debt                                                     7,389                   6,121
                                                      ------------------       -----------------
     Total Liabilities                                            87,202                  85,239
                                                      ------------------       -----------------

Shareholders' Equity
Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,046,300,569 shares in 2005 and
  1,044,841,603 shares in 2004                                     7,847                   7,836
 Additional Capital                                                1,790                   1,790
 Retained Earnings                                                 6,374                   6,162
 Accumulated Other Comprehensive Income                              (87)                     (6)
                                                      ------------------       -----------------
                                                                  15,924                  15,782
 Less: Treasury Stock (269,413,566 shares in 2005
        and 266,720,629 shares in 2004), at cost                   6,579                   6,492
       Loan to ESOP (305,261 shares in 2005
        and 126,960 shares in 2004), at cost                          10                       -
                                                      ------------------       -----------------
     Total Shareholders' Equity                                    9,335                   9,290
                                                      ------------------       -----------------
     Total Liabilities and Shareholders' Equity       $           96,537       $          94,529
                                                      ==================       =================
------------------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements.


                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)
                                                                          For the three months
                                                                                ended March 31,
                                                                          --------------------
                                                                            2005        2004
                                                                          ---------   --------
Interest Income
---------------
Loans                                                                     $     341   $    118
Margin loans                                                                     55         34
Securities
  Taxable                                                                       207        181
  Exempt from Federal Income Taxes                                                9         10
                                                                          ---------   --------
                                                                                216        191
Deposits in Banks                                                                71         68
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                                        27         16
Trading Assets                                                                   22         14
                                                                          ---------   --------
    Total Interest Income                                                       732        441
                                                                          ---------   --------
Interest Expense
----------------
Deposits                                                                        184        118
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                                     6          3
Other Borrowed Funds                                                             13          9
Customer Payables                                                                25         13
Long-Term Debt                                                                   49         30
                                                                          ---------   --------
    Total Interest Expense                                                      277        173
                                                                          ---------   --------
Net Interest Income                                                             455        268
-------------------
Provision for Credit Losses                                                     (10)        12
                                                                          ---------   --------
Net Interest Income After Provision for Credit Losses                           465        256
                                                                          ---------   --------
Noninterest Income
------------------
Servicing Fees
 Securities                                                                     751        716
 Global Payment Services                                                         75         79
                                                                          ---------   --------
                                                                                826        795
Private Client Services and Asset Management Fees                               121        108
Service Charges and Fees                                                         92         96
Foreign Exchange and Other Trading Activities                                    96        106
Securities Gains                                                                 12         33
Other                                                                            31         82
                                                                          ---------   --------
    Total Noninterest Income                                                  1,178      1,220
                                                                          ---------   --------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                                  618        574
Net Occupancy                                                                    78         81
Furniture and Equipment                                                          52         51
Clearing                                                                         46         48
Sub-custodian Expenses                                                           23         22
Software                                                                         53         49
Communications                                                                   23         24
Amortization of Intangibles                                                       8          8
Other                                                                           176        156
                                                                          ---------   --------
    Total Noninterest Expense                                                 1,077      1,013
                                                                          ---------   --------
Income Before Income Taxes                                                      566        463
Income Taxes                                                                    187         99
                                                                          ---------   --------
Net Income                                                                $     379   $    364
----------                                                                =========   ========
Per Common Share Data:
----------------------
   Basic Earnings                                                         $    0.49   $   0.47
   Diluted Earnings                                                            0.49       0.47
   Cash Dividends Paid                                                         0.20       0.19
Diluted Shares Outstanding                                                      779        778

See accompanying Notes to Consolidated Financial Statements.

                          THE BANK OF NEW YORK COMPANY, INC.
              Consolidated Statement of Changes in Shareholders' Equity
                     For the three months ended March 31, 2005
                                 (Dollars in millions)
                                      (Unaudited)

Common Stock
Balance, January 1                                                            $       7,836
  Issuances in Connection with Employee Benefit Plans                                    11
                                                                              -------------
Balance, March 31                                                                     7,847
                                                                              -------------
Additional Capital
Balance, January 1                                                                    1,790
  Issuances in Connection with Employee Benefit Plans                                    39
  Stock Rights Redemption                                                               (39)
                                                                              -------------
Balance, March 31                                                                     1,790
                                                                              -------------
Retained Earnings
Balance, January 1                                                                    6,162
  Net Income                                                    $       379             379
  Cash Dividends on Common Stock                                                       (167)
                                                                              -------------
Balance, March 31                                                                     6,374
                                                                              -------------
Accumulated Other Comprehensive Income

Balance, January 1                                                                       (6)
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(43) million                                   (68)            (68)
      Reclassification Adjustment, Net of Taxes of $(2) million          (2)             (2)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(3) million                                     (9)             (9)
      Net Unrealized Derivative Gains on Cash Flow Hedges,
        Net of Taxes of $(1) million                                     (2)             (2)
                                                                -----------   -------------
Balance, March 31                                                                       (87)

Total Comprehensive Income                                      $       298
                                                                ===========
Less Treasury Stock
Balance, January 1                                                                    6,492
  Issued                                                                                (20)
  Acquired                                                                              107
                                                                              -------------
Balance, March 31                                                                     6,579
                                                                              -------------
Less Loan to ESOP
Balance, January 1                                                                        -
  Loan to ESOP                                                                           10
                                                                              -------------
Balance, March 31                                                                        10
                                                                              -------------
Total Shareholders' Equity, March 31 2005                                     $       9,335
                                                                              =============

-------------------------------------------------------------------------------------------

Comprehensive Income for the three months ended March 31, 2005 and 2004 was $298 million and
$450 million.

See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                               (Dollars in millions)
                                    (Unaudited)

                                                           For the three months
                                                             ended March 31,
                                                              2005       2004
                                                            --------   --------
Operating Activities
Net Income                                                  $    379   $    364
Adjustments to Determine Net Cash Attributable to
 Operating Activities:
  Provision for Credit Losses
    and Losses on Other Real Estate                              (10)        12
  Depreciation and Amortization                                  178        119
  Deferred Income Taxes                                           89        (73)
  Securities Gains                                               (12)       (33)
  Change in Trading Activities                                  (358)     1,313
  Change in Accruals and Other, Net                             (696)       138
                                                            --------   --------
Net Cash (Used for) Provided by Operating Activities            (430)     1,840
                                                            --------   --------
Investing Activities
Change in Interest-Bearing Deposits in Banks                    (793)    (1,568)
Change in Margin Loans                                            21       (418)
Purchases of Securities Held-to-Maturity                         (26)      (809)
Paydowns of Securities Held-to-Maturity                           73         24
Maturities of Securities Held-to-Maturity                          6          -
Purchases of Securities Available-for-Sale                    (3,835)    (3,879)
Sales of Securities Available-for-Sale                         1,352      1,341
Paydowns of Securities Available-for-Sale                      1,468      1,688
Maturities of Securities Available-for-Sale                      680        641
Net Principal Received (Disbursed) on Loans to Customers      (3,135)      (578)
Sales of Loans and Other Real Estate                             105          1
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                            1,623      1,054
Purchases of Premises and Equipment                              (16)       (46)
Acquisitions, Net of Cash Acquired                               (31)       (46)
Proceeds from the Sale of Premises and Equipment                   -          4
Other, Net                                                        23        395
                                                            --------   --------
Net Cash Used for Investing Activities                        (2,485)    (2,196)
                                                            --------   --------
Financing Activities
Change in Deposits                                               560       (399)
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                              (326)      (170)
Change in Payables to Customers and Broker-Dealers                20       (446)
Change in Other Borrowed Funds                                   353        205
Proceeds from the Issuance of Long-Term Debt                   1,453         63
Repayments of Long-Term Debt                                     (99)         -
Issuance of Common Stock                                          31         49
Treasury Stock Acquired                                         (117)       (21)
Cash Dividends Paid                                             (167)      (146)
                                                            --------   --------
Net Cash Provided by (Used for) Financing Activities           1,708       (865)
                                                            --------   --------
Effect of Exchange Rate Changes on Cash                          (82)        (7)
                                                            --------   --------
Change in Cash and Due From Banks                             (1,289)    (1,228)
Cash and Due from Banks at Beginning of Period                 3,886      3,843
                                                            --------   --------
Cash and Due from Banks at End of Period                    $  2,597   $  2,615
                                                            ========   ========
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information

Cash Paid During the Period for:
    Interest                                                $    277   $     97
    Income Taxes
                                                                  81         59
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                            -          -
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

     During the first quarter of 2005, approximately 7 million options were granted. In the first three months of 2005, the Company recorded $10 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(Dollars in millions,                                            1st Quarter
 except per share amounts)                                       2005   2004
----------------------------------------                        ------ ------
Reported net income                                             $  379 $  364
Stock based employee compensation costs,
 using prospective method, net of tax                                6      5
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                                        (13)   (17)
                                                                ------ ------
Pro forma net income                                            $  372 $  352
                                                                ------ ------

Reported diluted earnings per share                             $ 0.49 $ 0.47
Impact on diluted earnings per share                             (0.01) (0.01)
                                                                ------ ------
Pro forma diluted earnings per share                            $ 0.48 $ 0.46
                                                                ====== ======

     The fair value of options granted in 2005 and 2004 were estimated at the grant date using the following weighted average assumptions:

                                                                1st Quarter
                                                                2005   2004
                                                               ------ ------
Dividend yield                                                  2.77%  2.50%
Expected volatility                                            25.05  25.00
Risk free interest rates                                        4.15   2.60
Expected options lives                                             5      5

     On February 1, 2003, the Company adopted FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation requires a company that holds a variable interest in an entity to consolidate the entity if the company's interest in the variable interest entity ("VIE") is such that the company will absorb a majority of the VIE's expected losses and/or receives a majority of the entity's expected residual returns. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. Various amendments to FIN 46, including FIN 46(R), delayed the effective date for certain previously established entities until the first quarter of 2004. The adoption of FIN 46 and FIN 46(R) did not have a significant impact on the Company's results of operations or financial condition.

     As of December 31, 2004, the Company had variable interests in 5 securitization trusts. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. See Footnote "Securitizations" in the 2004 Annual Report.

     The most significant impact of FIN 46 and FIN 46(R) was to require that the trusts used to issue trust preferred securities be deconsolidated. As a result, the trust preferred securities no longer represent a minority interest. Under regulatory capital rules, minority interests count as Tier 1 Capital. The Company has $1,150 million of trust preferred securities outstanding. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. On May 6, 2004, the Board of Governors of the Federal Reserve issued a Notice of Proposed Rulemaking, which would be more restrictive as to the amount of trust preferred securities that could be included in Tier 1.

     On March 1, 2005, the Board of Governors of the Federal Reserve System (the "FRB") adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies
(BHCs). Under the final rule, the Company will be subject to a 15 percent limit in the amount of trust preferred securities that can be included in Tier 1 capital, net of goodwill, less any related deferred tax liability. Amounts in excess of these limits will continue to be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the transition rules, the Company expects all its trust preferred securities to continue to qualify as Tier 1 capital. Both the Company and the Bank are expected to remain "well capitalized" under the final rule. At the end of the transition period, the Company expects all its current trust preferred securities will continue to qualify as Tier 1 capital.

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

     The FASB is currently reviewing the accounting guidance under SFAS 13 surrounding leveraged leases. If FASB modifies existing interpretations of SFAS 13 and associated industry practice, a settlement of the tax matters associated with the Company's structured leasing investments (see "Commitments and Contingencies" footnote) could result in a material one-time charge to earnings related to a change in the timing of the lease cash flows. However, an amount approximating this one-time charge would be recognized into income over the remaining term of the affected leases. It is anticipated that FASB will issue an exposure draft on this topic in the second quarter of 2005, with an appropriate time period available to receive industry comments, before any final pronouncement would become effective.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." FASB 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In April 2005, the Securities and Exchange Commission ("SEC") issued a release that amends the compliance dates for SFAS 123(R). Under the SEC's new rule, the Company will be required to apply SFAS 123(R) as of January 1, 2006.

     Statement 123(R) may be adopted using one of two methods: (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or
(b) prior interim periods of the year of adoption.

     The Company adopted the fair value method of accounting for stock-based compensation prospectively as of January 1, 2003. By January 1, 2006, the Company will be amortizing all of its unvested stock option grants. The Company is currently evaluating the impact of adopting FASB 123(R).

     The Company participates in unconsolidated investments that own real estate qualifying for low income housing tax credits based on Section 42 of the Internal Revenue Code. The Company's share of operating losses generated by these investments is recorded as other income. The Company has historically netted the tax credits generated by these investments against the related operating losses. In the first quarter of 2005, the Company reviewed this accounting method and determined it was more appropriate to record these tax credits as a reduction of income tax expense. Prior period results for other income and income tax expense have been reclassified and did not have an impact on net income. See "Other Developments."

     Certain other prior year information has been reclassified to conform its presentation with the 2005 financial statements.

3.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be an active acquirer of securities servicing and asset management businesses.

     The Company has announced three acquisitions in 2005. The total acquisition cost in the first quarter was $7.5 million, paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill and the tax deductible portion of goodwill related to acquisitions in the first quarter was zero. At March 31, 2005, the Company was liable for potential contingent payments related to acquisitions in the amount of $217 million. During the first quarter of 2005, the Company paid $9 million for contingent payments related to acquisitions made in prior years.

2005
----

     In January 2005, the Company acquired certain of the assets and liabilities of Standard & Poor's Securities, Inc. (SPSI), the institutional brokerage subsidiary of Standard & Poor's. The Company will assume SPSI's client relationships and Standard & Poor's research clients will have access to BNY Securities Group's diverse set of execution management platforms and commission management services. The acquisition demonstrates the Company's strategy to work with leading independent providers of research and other financial services.

     In March 2005, the Company agreed to acquire the execution and commission management services of Boston Institutional Services ("BIS"). Under the term of the agreement, the Company will assume BIS's client relationships for its execution and commission management business.

     In April 2005, the Company agreed to acquire Lynch, Jones & Ryan, Inc ("LJR"), a subsidiary of Instinet Group. LJR is the pioneer and premier provider of commission recapture programs, with over 30 years experience in providing value-added trading services to institutional investors who comprise 1,400 plan sponsor funds, with more than $2.2 trillion in assets. The Company's headquarters are in New York, with regional offices in Chicago, Dallas, San Francisco and a presence in London, Tokyo and Sydney. The acquisition of LJR bolsters the Company's position as the leading provider of agency brokerage and commission management services, and reinforces its long-standing commitment to the plan sponsor and institutional fund community around the world.

4.  Goodwill and Intangibles
    ------------------------

     Goodwill by business segment is as follows:

(In millions)
                                           March 31, 2005    December 31, 2004
                                       ------------------    -----------------
 Servicing and
  Fiduciary Businesses                      $       3,347      $         3,337
 Corporate Banking                                     31                   31
 Retail Banking                                       109                  109
 Financial Markets                                      -                    -
                                       ------------------    -----------------
Consolidated Total                          $       3,487      $         3,477
                                       ==================    =================

     The Company's business segments are tested annually for goodwill impairment.

Intangible Assets
-----------------

                                      March 31, 2005                        December 31, 2004
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade Names           $    370  $        -  $    370 Indefinite Life  $    370  $        -  $    370
Customer Relationships     483         (72)      411        17             474         (65)      409
Other Intangible
   Assets                   41         (29)       12         7              41         (27)       14

     The aggregate amortization expense of intangibles was $8 million and $8 million for the quarters ended March 31, 2005 and 2004, respectively. Estimated amortization expense for the next five years is as follows:

                                         For the Year Ended        Amortization
(In millions)                                   December 31,            Expense
                                         ------------------        ------------
                                                 2005                       $38
                                                 2006                        38
                                                 2007                        35
                                                 2008                        35
                                                 2009                        31

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

     Transactions in the allowance for credit losses are summarized as follows:

(In millions)                         Three Months Ended March 31, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      591     $        145     $      736
  Charge-Offs                            (11)               -            (11)
  Recoveries                               1                -              1
                               --------------  ---------------  -------------
  Net Charge-Offs                        (10)               -            (10)
  Provision                                2              (12)           (10)
                               --------------  ---------------  -------------
Balance, End of Period            $      583     $        133     $      716
                               ==============  ===============  =============

                                      Three Months Ended March 31, 2004
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      668     $        136     $      804
  Charge-Offs                            (29)               -            (29)
  Recoveries                               3                -              3
                               --------------  ---------------  -------------
  Net Charge-Offs                        (26)               -            (26)
  Provision                              (10)              22             12
                               --------------  ---------------  -------------
Balance, End of Period            $      632     $        158     $      790
                               ==============  ===============  =============

6.  Capital Transactions
    --------------------

     The Company has 5 million authorized shares of Class A preferred stock having a par value of $2.00 per share. At March 31, 2005 and December 31, 2004, 3,000 shares were outstanding.

     In February 2005, the Company's board of directors voted unanimously to terminate the Company's Preferred Stock Purchase Rights Plan ("Rights Plan") and to institute parameters regarding adoption of a shareholder rights plan in the future.

     Each share of the Company's common stock also represented one right under the Rights Plan. On March 25, 2005, the Company paid $39 million, or 5 cents per right, to redeem the rights from shareholders of record as of March 11, 2005.

     During the quarter ended March 31, 2005 the Company issued $1.2 billion of debt of which $603 million was subordinated debt qualifying as Tier II capital.

     At March 31, 2005, the Company had registration statements with a remaining capacity of approximately $1.8 billion of debt, preferred stock, preferred trust securities, or common stock.

7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:

                                                            Three Months Ended
                                                                 March 31,
(In millions,                                               ------------------
   except per share amounts)                                  2005      2004
----------------------------------                          --------  --------
Net Income(1)                                               $    379  $    364
                                                            ========  ========
Basic Weighted Average
   Shares Outstanding                                            771       771
Shares Issuable on Exercise of
   Employee Stock Options                                          8         7
                                                            --------  --------
Diluted Weighted Average
   Shares Outstanding                                            779       778
                                                            ========  ========
Basic Earnings Per Share:                                   $   0.49  $   0.47
Diluted Earnings Per Share:                                     0.49      0.47

(1) Net Income, net income available to common shareholders and diluted net income are the same for all periods presented.

8.   Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:

                                       Pension Benefits    Healthcare Benefits
                                      -------------------  -------------------
                                      Three Months Ended   Three Months Ended
                                           March 31,             March 31,
                                      -------------------  -------------------
                                      Domestic   Foreign
                                      --------- ---------
(In millions)                         2005 2004 2005 2004    2005      2004
---------------------                 ---- ---- ---- ----  -------- ----------
Net Periodic Cost (Income)
 Service Cost                         $ 16 $ 12 $  2 $  2  $      - $        -
 Interest Cost                          14   13    2    2         2          3
 Expected Return on Assets             (30) (33)  (3)  (2)       (2)        (2)
 Other                                   4    1    1    1         2          2
                                      ---- ---- ---- ----  -------- ----------
Net Periodic Cost (Income)            $  4 $ (7)$  2 $  3  $      2 $        3
                                      ==== ==== ==== ====  ======== ==========

9.  Commitments and Contingent Liabilities
    --------------------------------------

     In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at March 31, 2005 and December 31, 2004 follows:

Off-Balance-Sheet Credit Risks
------------------------------

                                                        March 31,  December 31,
(In millions)                                               2005          2004
-----------------------------------                 ------------   -----------
Lending Commitments                                 $     35,741   $    34,834
Standby Letters of Credit, net                             9,502         9,507
Commercial Letters of Credit                               1,206         1,264
Securities Lending Indemnifications                      252,863       232,025

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At March 31, 2005 and December 31, 2004, securities lending indemnifications were secured by collateral of $256.2 billion and $233.0 billion.

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

     Standby letters of credit principally support corporate obligations and include $0.7 billion and $0.5 billion that were collateralized with cash and securities on March 31, 2005 and December 31, 2004. At March 31, 2005, approximately $6.7 billion of the standbys will expire within one year, and the balance between one to five years.

Other
-----

     In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured leasing investments, referred to as "LILOs", prior to mid-1999 that the IRS has challenged. In 2004, the IRS proposed adjustments to the Company's tax treatment of these transactions. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law in effect at the time the transactions were entered into. However, a court or other judicial or administrative authority, if presented with the transactions, could disagree.

     Beginning in the fourth quarter of 2004, the Company had several appellate conferences with the IRS related to the Company's cross-border leveraged lease transactions. Based on these conferences, the Company believes it is likely it will settle the proposed IRS tax adjustments relating to transactions closed in 1996 and 1997. However, negotiations are not final and it remains possible that the matter will be litigated. The Company's 1998 leveraged lease transactions are in a later audit cycle and thus are unlikely to be part of any settlement of the 1996 and 1997 leases. However, the Company believes that a comparable settlement for 1998 will ultimately be possible given the similarity between these leases and the earlier leases.

     On February 11, 2005, the IRS released Notice 2005-13 which identified certain lease investments known as "SILOs" as potentially subject to IRS challenge. The Company believes that certain of its lease investments entered into between 1999 and 2003 may be consistent with transactions described in the notice. In response the Company is reviewing its lease portfolio and evaluating the technical merits of the IRS' position. At this time, it is unknown whether the IRS will ultimately challenge these investments, but the Company remains confident that its leases complied with statutory, administration and judicial authority existing at that time.

     The Company currently believes it has adequate tax reserves to cover its LILO exposure for all years and any other potential tax exposures the IRS could raise, based on a probability assessment of various potential outcomes. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary.

     See discussion of contingent legal matters in the "Legal Proceedings" section.

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

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of March 31, 2005, The Bank of New York Company, Inc. had
776,581,742 shares of common stock ($7.50 par value) outstanding.

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

                  Cross-reference                                      Page(s)
------------------------------------------------------------------------------

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Balance Sheets as of
                    March 31, 2005 and December 31, 2004                    47

                  Consolidated Statements of Income for
                    the three months ended March 31, 2005 and 2004          48

                  Consolidated Statement of Changes in
                    Shareholders' Equity for the three months
                    ended March 31, 2005                                    49

                  Consolidated Statement of Cash Flows
                    for the three months ended March 31, 2005 and 2004      50

                  Notes to Consolidated Financial Statements           51 - 59

Item 2            Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       2 - 46

Item 3            Quantitative and Qualitative Disclosures
                    About Market Risk                                  34 - 36

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company's Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures for the Company in connection with its external disclosures. In addition, the Company has established a Code of Conduct designed to provide a statement of the values and ethical standards to which the Company requires its employees and directors to adhere. The Code of Conduct provides the framework for maintaining the highest possible standards of professional conduct. The Company has an ethics hotline for employees.

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

     As previously disclosed, the U.S. Attorney's office for the Eastern District of New York (the "Office") is conducting an investigation of an alleged fraudulent scheme by RW Professional Leasing Services Corp. ("RW"), a former customer of a Long Island branch of the Bank. The Bank has been notified that it and certain of its employees are subjects of the ongoing investigation. Criminal charges have been filed against RW, certain of its principals and other individuals including a former employee who had served as a branch manager of the Bank. The Bank is cooperating fully in the investigation. The Office has proposed to resolve its investigation through an agreement between the Bank and the Office. The Bank is reviewing the Office's proposal. Since the potential settlement of this matter is probable and can be reasonably estimated, the Company recorded a $30 million pre-tax ($22 million after-tax) liability for fines, restitution and legal costs associated with this matter in the fourth quarter of 2004. There can be no assurance that an agreement will be reached.

     The Company is broadly involved in the mutual fund industry, and various governmental and self-regulatory agencies have sought documents and other information from it in connection with investigations relating to that industry. The Company is cooperating with these investigations. One of these investigations, by the U.S. Securities and Exchange Commission ("SEC") concerns the relationship among: (1) the BNY Hamilton Funds, Inc., a family of mutual funds; (2) the Company, which acts as the investment adviser to the Hamilton Funds and provides certain other services; and (3) a third-party service provider that acts as administrator and principal underwriter of the Hamilton Funds. This investigation principally concerns the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds. Another SEC investigation has focused on possible market-timing transactions cleared by Pershing LLC ("Pershing"), a wholly owned subsidiary of the Company, for Mutuals.com and other introducing brokers.

     Pershing, which was acquired from Credit Suisse First Boston (USA), Inc. ("CSFB") in May 2003, is defending three putative class action lawsuits filed against CSFB seeking unspecified damages relating to mutual fund market-timing transactions that were cleared through Pershing's facilities. Because the conduct at issue is alleged to have occurred largely during the period that Pershing was owned by CSFB, the Company had made a claim for indemnification against CSFB relating to these lawsuits under the agreement relating to the acquisition of Pershing. CSFB is disputing this claim for indemnification.

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

ITEM 2.  Changes in Securities, Use of Proceeds, and
----------------------------------------------------
           Issuer Purchases of Equity Securities
           ------------------------------------

     Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the first quarter of 2005.

Issuer Purchases of Equity Securities
-------------------------------------
                                         Total Number         Maximum
                  Total      Average       of Shares     Number of Shares
                  Number      Price       Purchased as      That May be
Period          of Shares      Paid         Part of         Repurchased
                Purchased   Per Share      Publicly       Under the Plans
                                        Announced Plans     or Programs
                                          or Programs
-------------- ----------  ----------   --------------- ------------------
January  1-31       7,303  $    33.02             7,303         12,623,001
February 1-28     241,937       30.09           241,937         12,381,064
March    1-31   3,249,289       30.56         3,249,289          9,131,775
               ----------               ---------------
Total           3,498,529                     3,498,529

     All shares were repurchased through the Company's stock repurchase program, which was announced on November 12, 2002 and permits the repurchase of 16 million shares. The shares repurchased in the first quarter primarily resulted from open market purchases.

Item 6.  Exhibits
-----------------

     Exhibit 3(ii) - Amendment to the By-laws of The Bank of
      New York Company. Inc.;

     Exhibit 12 - Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2005 and 2004;

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



                                          THE BANK OF NEW YORK COMPANY, INC.
                                          ----------------------------------
                                            (Registrant)





Date:  May 4, 2005                    By:  /s/ Thomas J. Mastro
                                          ---------------------------------
                                     Name:  Thomas J. Mastro
                                    Title:  Comptroller

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------

  3(ii)        Amendment to the By-laws of The Bank of New York Company, Inc.

  12 Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2005 and 2004.

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