Form 10-Q
period 2005-06-30
BANK OF NEW YORK CO INC
filed 2005-08-03
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended June 30, 2005



  The Quarterly Report on Form 10-Q and cross reference index is on page 66.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights	                1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction	                                2
          - Overview	                                        2
          - Second Quarter 2005 Highlights	                3
          - Consolidated Income Statement Review	        5
          - Business Segment Review	                        9
          - Critical Accounting Policies	               23
          - Consolidated Balance Sheet Review	               27
          - Liquidity	                                       33
          - Capital Resources	                               36
          - Trading Activities	                               38
          - Asset/Liability Management	                       40
          - Statistical Information	                       41
          - Other Developments	                               43
          - Forward-Looking Statements and
              Factors That Could Affect Future Results	       47
          - Website Information	                               50

         Consolidated Financial Statements
          - Consolidated Balance Sheets
             June 30, 2005 and December 31, 2004	       51
          - Consolidated Statements of Income
             for the Three Months and Six Months Ended
             June 30, 2005 and 2004	                       52
          - Consolidated Statement of Changes In
             Shareholders' Equity for the Six
             Months Ended June 30, 2005	                       53
          - Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2005 and 2004   54
          - Notes to Consolidated Financial Statements	  55 - 65

         Form 10-Q
          - Cover	                                       66
          - Controls and Procedures	                       67
          - Legal Proceedings	                               67
          - Changes in Securities, Use of Proceeds, and
             Issuer Purchases of Equity Securities	       69
          - Submission of Matters to Vote of Security Holders  70
          - Exhibits	                                       71
          - Signature	                                       72

                               THE BANK OF NEW YORK COMPANY, INC.
                                      Financial Highlights
                        (Dollars in millions, except per share amounts)
                                           (Unaudited)

                                              June 30,       March 31,       June 30,
                                                2005           2005            2004
                                            ------------   -------------   ------------
  Quarter
  -------
  Revenue (tax equivalent basis)            $      2,077   $       1,917   $      1,775
  Net Income                                         398             379            371
  Basic EPS                                         0.52            0.49           0.48
  Diluted EPS                                       0.52            0.49           0.48
  Cash Dividends Per Share                          0.20            0.20           0.20
  Return on Average Common
   Shareholders' Equity                            17.12%          16.52%         17.14%
  Return on Average Assets                          1.59            1.55           1.49
  Efficiency Ratio                                  65.7            66.2           63.9

  Year-to-date
  ------------
  Revenue (tax equivalent basis)            $      3,995   $       1,917   $      3,450
  Net Income                                         777             379            735
  Basic EPS                                         1.01            0.49           0.95
  Diluted EPS                                       1.00            0.49           0.94
  Cash Dividends Per Share                          0.40            0.20           0.39
  Return on Average Common
    Shareholders' Equity                           16.82%          16.52%         17.15%
  Return on Average Assets                          1.57            1.55           1.48
  Efficiency Ratio                                  65.9            66.2           66.3

  Assets                                    $    103,063   $      96,537   $     97,536
  Loans                                           40,681          38,764         38,205
  Securities                                      25,779          23,907         22,986
  Deposits - Domestic                             37,921          33,634         36,279
           - Foreign                              26,076          25,328         24,781
  Long-Term Debt                                   7,586           7,389          6,025
  Common Shareholders' Equity                      9,471           9,335          8,785

  Common Shareholders'
   Equity Per Share                         $      12.29   $       12.02   $      11.29
  Market Value Per Share
   of Common Stock                                 28.78           29.05          29.48

  Allowance for Loan Losses as
   a Percent of Total Loans                         1.38%           1.50%          1.57%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                    1.62            1.78           1.86
  Total Allowance for Credit Losses as
   a Percent of Total Loans                         1.75            1.85           2.03
  Total Allowance for Credit Losses as
   a Percent of Non-Margin Loans                    2.05            2.19           2.42


  Tier 1 Capital Ratio                              8.07            8.13           7.70
  Total Capital Ratio                              12.49           12.54          11.63
  Leverage Ratio                                    6.55            6.56           6.00
  Tangible Common Equity Ratio                      5.26            5.48           4.95

  Employees                                       22,993          23,160         23,001

  Assets Under Custody (In trillions)
  Total Assets Under Custody                $       10.3   $         9.9   $        8.7
   Equity Securities                                  35%             34%            34%
   Fixed Income Securities                            65              66             66

  Assets Under Administration (In billions) $         33   $          33   $         32

  Assets Under Management (In billions)
  Total Assets Under Management                      106             104             93
   Equity Securities                                  34%             34%            36%
   Fixed Income Securities                            21              21             22
   Alternative Investments                            15              15             14
   Liquid Assets                                      30              30             28


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

INTRODUCTION

     The Bank of New York Company, Inc.'s (the "Company") actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons that are discussed below and under the heading "Forward-Looking Statements and Factors That Could Affect Future Results". When used in this report, the words "estimate," "forecast," "project," "anticipate," "expect," "intend," "believe," "plan," "goal," "should," "may," "strategy," "target," and words of similar meaning are intended to identify forward-looking statements in addition to statements specifically identified as forward-looking statements.

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

     The Company has executed a consistent strategy over the past decade by focusing on highly scalable, fee-based securities servicing and fiduciary businesses, with top-three market share in most of its major product lines. The Company distinguishes itself competitively by offering the broadest array of products and services around the investment lifecycle. These include: advisory and asset management services to support the investment decision; extensive trade execution, clearance and settlement capabilities; custody, securities lending, accounting and administrative services for investment portfolios; and sophisticated risk and performance measurement tools for analyzing portfolios. The Company also provides services for issuers of both equity and debt securities. By providing integrated solutions for clients' needs, the Company strives to be the preferred partner in helping its clients succeed in the world's rapidly evolving financial markets.

     The Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. With respect to acquisitions, the Company has acquired 94 businesses since 1995, almost exclusively in its securities servicing and fiduciary segment. The acquisition of Pershing in 2003 for $2 billion was the largest of these acquisitions.

     As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited its slower-growth traditional banking businesses over the past decade. The Company's more significant actions include selling its credit card business in 1997 and its factoring business in 1999, and most recently, significantly reducing non-financial corporate credit exposures by 47% from December 31, 2000 to December 31, 2004. Capital generated by these actions has been reallocated to the Company's higher-growth businesses.

     The Company's business model is well positioned to benefit from a number of long-term secular trends. These include the growth of worldwide financial assets, globalization of investment activity, structural market changes, and increased outsourcing. These trends benefit the Company by driving higher levels of financial asset trading volume and other transactional activity, as well as higher asset price levels and growth in client assets, all factors by which the Company is compensated for its services. In addition, international markets offer strong growth opportunities.

SECOND QUARTER 2005 HIGHLIGHTS

     The Company reported second quarter net income of $398 million and diluted earnings per share of 52 cents, compared with net income of $371 million and diluted earnings per share of 48 cents in the second quarter of 2004 and net income of $379 million and diluted earnings per share of 49 cents in the first quarter of 2005. Year-to-date net income was $777 million, or $1.00 of diluted earnings per share, compared to $735 million, or 94 cents of diluted earnings per share in 2004. 2004 year-to-date results included several gains and charges recorded in the first quarter of 2004 that in the aggregate did not influence reported earnings per share. See "Other Developments".

     Additional highlights for the quarter include:

*	Securities servicing fees increased by 8% compared to the second quarter of 2004 and 3% sequentially to $776 million, driven by strong growth in investor services on a year-over-year basis while issuer services was strong sequentially.
*	Net interest income grew by 12% versus the second quarter of last year and 3% on a sequential quarter basis reflecting the Company's sound interest rate positioning and strong liquidity generated by its core servicing businesses.
*	Positive operating leverage, reflecting top-line growth and tight operating expense control.
*	Foreign exchange and other trading revenues grew by 3% compared to the second quarter 2004 and 7% on a sequential quarter basis reflecting continued strong customer flows and a trending market in foreign exchange.
*	Private client services and asset management revenue increased by 8%
        versus the second quarter of 2004 reflecting growth in assets at Ivy Asset Management. On a sequential quarter basis revenues were up 1%.
*	Continued excellent credit performance.
*	Acquired on July 1, 2005 Lynch, Jones & Ryan, Inc. ("LJR"), a leader in providing commission recapture services to institutional clients.
*	Active capital management as the Company repurchased 7.6 million shares during the quarter.

     The Company's results for the quarter reflect a strong, balanced performance - broad-based revenue growth coupled with focused expense control. This produced solid positive operating leverage, which has been a primary objective.

     The Company expects continued growth in net interest income in the second half of the year as well as continued favorable credit costs and progress on managing its expense base. With respect to noninterest income, there tends to be seasonality to the Company's business. The third quarter is generally lower sequentially, as market volumes lighten considerably between mid-July and Labor Day. The fourth quarter tends to be stronger. In the third quarter, the Company will have the full-quarter benefit of the LJR acquisition, which should contribute roughly $15 million to third quarter revenue and a modest earnings contribution as the Company works through the integration process.

     During the second quarter of 2005, the Company continued to invest in enhancing its service offerings, critical to sustaining and growing revenue through all types of markets, while maintaining its commitment to expense discipline. Service offerings enhancements were the result of both internal development and acquisitions.

   The Company continues to win significant new business in a very competitive environment. Evidence of this can be seen in Investor Services, which added $365 billion in assets from new and existing clients. The Company continues to make inroads in Asia, with several notable business wins this quarter.

     In Korea, for example, an evolving market for pension and asset management services where the Company has had a presence for some time, it won a mandate to provide securities lending to the Korea Securities Depository. The Company is also making progress in penetrating the large and growing China marketplace. The latest mandate there comes from Industrial and Commercial Bank of China, the largest commercial bank in China, which awarded the Company custody and securities lending business. The Company's longstanding client relationships in China, especially among banks and government agencies, give the Company credibility for cross-selling efforts as capital and asset management sectors emerge.

     Another important mandate in the second quarter was the 13 UK Building Societies that selected the Company as global custodian and issuing and paying agent. This win reflects the Company's principal role in supporting the infrastructure of the UK financial markets, where the Company continues to be a leader.

     As a result of the Company's increased investment in service quality, it has won industry awards in a number of areas, including custody, tri-party services, transition management and global trade. This type of recognition helps to support the Company's sales efforts.

     The Company has also taken a number of steps to lay the groundwork for future growth by partnering with local providers in select markets. Joint ventures can be an effective way to extend the Company's market leadership into markets that are smaller but potentially lucrative. An example of this is in Australia, where the Company entered into a corporate trust joint venture with Trust Company of Australia.

     Joint ventures can also be effective in helping the Company entering a large market such as Germany, which demands a local perspective. In Germany, the Company partnered with BHF to provide global custody and "depotbank" services.

     Another new business partnership is in Japan where the Company extended its longstanding commercial relationship with Mizuho Trust to target corporate pension funds, leverage Ivy's products, and distribute the Company's proprietary mutual funds.

     The Company continues to make acquisitions that enhance its strategic positioning. On July 1, the Company acquired Lynch, Jones & Ryan, the market leader in commission recapture. In addition, LJR gives the Company 1,400 pension fund clients, which offers natural cross-selling opportunities for its transition management services.

     All in all, the Company achieved a strong, well-balanced performance this quarter with some notable business wins and the continued development of strategic partnerships, providing a foundation for future revenue growth.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

                                               Percent Inc/(Dec)
                                               -----------------  Year-to-date  Percent
                                               2Q05 vs. 2Q05 vs. --------------   Inc/
(Dollars in millions)      2Q05   1Q05   2Q04    1Q05     2Q04    2005    2004   (Dec)
                          ------ ------ ------ -------- -------- ------  ------ -------
Servicing Fees
  Securities              $  776 $  751 $  716      3%       8%  $1,527  $1,432     7%
  Global Payment Services     76     75     83      1       (8)     151     162    (7)
                          ------ ------ ------                   ------  ------
                             852    826    799      3        7    1,678   1,594     5
Private Client Services
 and Asset Management Fees   122    121    113      1        8      243     221    10
Service Charges and Fees     103     92     93     12       11      195     189     3
Foreign Exchange and
 Other Trading Activities    103     96    100      7        3      199     206    (3)
Securities Gains              23     12     12     92       92       35      45   (22)
Other*                        53     31     39     71       36       84     121   (31)
                          ------ ------ ------                   ------  ------
Total Noninterest Income  $1,256 $1,178 $1,156      7        9   $2,434  $2,376     2
                          ====== ====== ======                   ======  ======

See "Other Developments."

     The second quarter of 2005 increase in noninterest income versus both the year ago quarter and the sequential quarter reflects broadly stronger performance in securities servicing, service charges and fees, securities gains, and other income.

     Securities servicing fees in the second quarter of 2005 were up from the second quarter of 2004 and from the first quarter of 2005, reflecting strong growth in investor services and broker-dealer services versus the prior year and in issuer services sequentially. On a year-to-date basis 2005, securities servicing fees were up from 2004 due to strength in investor services and broker-dealer services. See "Business Segment Review" for additional details.

     Global payment services fees were lower than the second quarter and year-to-date periods of 2004 and essentially unchanged on a sequential quarter basis. The decline reflects customers choosing to pay with higher compensating balances, which benefits net interest income, partially offset by new business. On an invoiced services basis, total revenue was up 5% over the second quarter of 2004 and 4% sequentially as new business wins were driven by new capabilities in processing cross-border transactions as well as remote check deposit. Global payment services fees were down 7% on a year-to-date basis, reflecting lower fees due to customers choosing to pay with higher compensating balances.

     Private client services and asset management fees for the second quarter were up significantly from the second quarter of 2004 reflecting growth in fees at Ivy Asset Management. The small sequential quarter increase reflects seasonally higher private client fees partially offset by a slight decline in fees at Ivy Asset Management. For the six months ended June 30, 2005, private client services and asset management fees increased by 10% from a year ago, reflecting continued growth at Ivy Asset Management. Total assets under management were $106 billion, up from $93 billion a year ago and $104 billion at March 31, 2005.

     Service charges and fees were up from the second quarter of 2004 and from the first quarter of 2005. For the second quarter and first six months of 2005, service charges and fees were up from 2004, reflecting higher capital markets fees. The sequential quarter increase reflects higher capital markets fees due to increased loan syndication and advisory fees.

     Foreign exchange and other trading revenues were up slightly from the second quarter of 2004 and increased more significantly on a sequential quarter basis. In comparison to the second quarter of 2004 the improved results reflect new business wins as well as improved results in interest rate derivatives. Sequential quarter results were paced by new business wins in foreign exchange, seasonal activity tied to dividends and a trending currency market. For the six months ending June 30, 2005, foreign exchange and other trading revenues were down from the very strong comparable 2004 period.

     Securities gains in the second quarter were up compared with the second quarter of 2004 and the first quarter of 2005. The increase reflects higher gains in the Company's sponsor fund portfolio. Securities gains declined in the first six months of 2005 versus a year ago reflecting $19 million of realized gains on four sponsor fund investments recorded in the first quarter of 2004.

     Other noninterest income increased versus the second quarter of 2004 and the sequential quarter. The second quarter and year-to-date periods of 2005 include a $17 million gain on the sale of the Company's interest in Financial Models Company, Inc. In the six months ended June 30, 2005, other noninterest income was down from the six months ended June 30, 2004 primarily reflecting a 2004 pre-tax gain of $48 million on the sale of a portion of the Company's investment in Wing Hang Bank Limited. See "Other Developments".


Net Interest Income
-------------------

                                             Percent                              Percent
                                             Inc/(Dec)       Year-to-date         Inc/(Dec)
                                          ------------  ---------------------- ---------------
(Dollars in millions)                      2Q05   2Q05
                                            vs.    vs.          2004    2004
                     2Q05   1Q05   2Q04    1Q05   2Q04   2005 Reported  Core** Reported Core**
                     ------ ------ ------ -----  -----  ----- -------- ------ -------- -------
Net Interest Income $  470 $  455 $  421     3%    12%  $ 925  $  689   $ 834     34%     11%
Tax Equivalent
 Adjustment*             7      7      8                   14      14      14
                    ------ ------ ------                -----  ------   -----
Net Interest
 Income on a Tax
 Equivalent Basis   $  477 $  462 $  429     3     11   $ 939  $  703   $ 848     34      11
                    ====== ====== ======                =====  ======   =====
Net Interest Rate
 Spread               1.84%  1.93%  1.84%                1.89%   1.49%   1.84%
Net Yield
 on Interest
 Earning Assets       2.34   2.36   2.09                 2.35    1.73    2.08

* A number of amounts related to net interest income are presented on a "taxable equivalent basis." The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

** Excludes SFAS 13 adjustments.  See "Other Developments."

     The increases in net interest income over 2004 reflect the Company's positioning to benefit from the rise in short-term rates, as well as customers' increasing use of compensating balances to pay for services. The increase from the first quarter of 2005 is due to sound interest rate positioning, driven in part by the expansion of deposit spreads and increased liquidity generated by servicing activities including custody, clearing and corporate trust. The increase in liquidity reflects a solid level of activity through these businesses.

     The net interest income rate spread was 1.84% in the second quarter of 2005, compared with 1.84% in the second quarter of 2004, and 1.93% in the first quarter of 2005. The net yield on interest earning assets was 2.34% in the second quarter of 2005, compared with 2.09% in the second quarter of 2004, and 2.36% in the first quarter of 2005. The decline in spread from the first quarter of 2005 is attributable to increased liquidity as higher deposits from the servicing business were invested in short-duration, lower-yielding assets.

     The year-to-date net interest income spread was 1.89% in 2005 compared with 1.49% in 2004, while the net yield on interest earning assets was 2.35% in 2005 and 1.73% in 2004. Excluding the impact of the SFAS 13 leasing adjustments on the leveraged lease portfolio in 2004, the year-to-date 2004 net interest rate spread was 1.84% while net yield on interest earning assets was 2.08%. The rise in the net yield from 2004 reflects the increasing value of interest-free deposits in a rising rate environment.

Noninterest Expense and Income Taxes
------------------------------------

                                              Percent Inc/(Dec)
                                              -----------------  Year-to-date  Percent
                                              2Q05 vs. 2Q05 vs. --------------   Inc/
(Dollars in million)      2Q05   1Q05   2Q04   1Q05     2Q04     2005    2004   (Dec)
                         ------ ------ ------ -------- -------- ------  ------ -------
Salaries and
  Employee Benefits      $  640 $  618 $  570      4%      12%  $1,258  $1,144    10%
Net Occupancy                82     78     72      5       14      160     153     5
Furniture and Equipment      51     52     51     (2)       -      103     102     1
Clearing                     42     46     44     (9)      (5)      88      92    (4)
Sub-custodian Expenses       24     23     22      4        9       47      44     7
Software                     55     53     50      4       10      108      99     9
Communications               22     23     23     (4)      (4)      45      47    (4)
Amortization
 of Intangibles              10      8      8     25       25       18      16    13
Other                       197    176    172     12       15      373     328    14
                         ------ ------ ------                   ------  ------
Total Noninterest
   Expense               $1,123 $1,077 $1,012      4       11   $2,200  $2,025     9
                         ====== ====== ======                   ======  ======

     Noninterest expense for the second quarter of 2005 was up compared with the second quarter of 2004 and the first quarter of 2005. The increase versus the year ago quarter reflects staffing costs associated with new business, as well as higher pension and option expenses, expanded occupancy costs associated with business continuity, and higher consulting expenses in other expense. The sequential increase reflects higher salaries and employee benefits tied to new business and revenue growth, higher severance of $5 million, and incremental option expense of $4 million. The year 2005 is the third and final year the adoption of expensing stock options will impact year-over-year expense comparisons. Other expenses were impacted by legal costs which increased by $12 million, including the accrual of $10 million for the potential settlement of certain regulatory matters previously disclosed, and higher seasonal travel expenses.

     Relative to the second quarter of 2004, salaries and employee benefits expense increased, reflecting higher pension and stock option expense as well as higher staffing levels associated with growth in investor services and expansion of certain staff functions. Salaries and employee benefits expense for the second quarter increased on a sequential quarter basis, reflecting higher incentives tied to improved revenues and a $5 million increase in severance as the Company accelerated the migration of staff to lower-cost locations, as well as an additional $4 million of stock option expense related to grants awarded in March 2005. For the first six months of 2005, salaries and employee benefit expense also was higher, reflecting many of these same factors.

     During the quarter, the Company further reduced headcount through its successful reengineering initiatives. Staff decreased by 167 people, or 1% over the quarter, even with strong new business momentum and the expansion of staff in key sales areas and support functions. The Company also began the migration of 220 positions to lower-cost locations during the quarter, keeping it on target to meet its full-year objective of 500 positions.

     Occupancy expenses were up sequentially, partly reflecting a write-off associated with Ivy's move to a new location. On a year-to-date basis, occupancy expenses were up from 2004, primarily reflecting higher energy costs and business continuity initiatives. Occupancy expense in 2004 included lease termination expenses of $8 million recorded in the first quarter of 2004.

     Clearing and sub-custodian expenses, which are tied to transaction volumes, were down $3 million, or 4%, sequentially on a combined basis to $66 million. The decrease reflects a lower level of business activity. On a year-to-date basis, clearing and sub-custodian expenses were $135 million on a combined basis, essentially unchanged from a year ago.

     The increase in software expense versus a year ago reflects spending and development to support business growth, with the sequential quarter comparison largely reflecting a $3 million software write-off.

     The effective tax rate for the second quarter of 2005 was 33.4%, compared to 33.1% in the second quarter of 2004 and 33.1% in the first quarter of 2005. The effective tax rate for the six months period ended June 30, 2005 was 33.3%, compared with 27.8% for the six months period ended June 30, 2004. The increase in the year-to-date period reflects the benefit associated with the SFAS 13 leasing adjustment related to the Company's leasing portfolio in the first quarter of 2004. The effective tax rates in all periods reflect a reclassification related to Section 42 tax credits. See "Other Developments".

Credit Loss Provision and Net Charge-Offs
-----------------------------------------

                                 2nd       1st       2nd
                               Quarter   Quarter   Quarter     Year-to-Date
(In millions)                    2005      2005      2004      2005     2004
                               -------   -------   -------   -------   -------
Provision                      $     5   $   (10)  $    10   $    (5)  $    22
                               =======   =======   =======   =======   =======
Net Charge-offs:
  Commercial                   $    (2)  $    (3)  $   (11)  $    (5)  $   (16)
  Foreign                           (4)        -        (8)       (4)      (18)
  Regional Commercial                2        (2)        -         -         -
  Consumer                          (7)       (5)       (6)      (12)      (17)
                               -------   -------   -------   -------   -------
     Total                     $   (11)  $   (10)  $   (25)  $   (21)  $   (51)
                               =======   =======   =======   =======   =======

     The provision was $5 million in the second quarter of 2005, compared to $10 million in the second quarter of 2004 and a $10 million credit to the provision in the first quarter of 2005. For the first six months of 2005, the provision was a $5 million credit to the provision compared with $22 million in 2004. The lower provision in 2005 reflects the Company's improved asset quality and a continued strong credit environment.

     The total allowance for credit losses was $710 million at June 30, 2005, $775 million at June 30, 2004, and $716 million at March 31, 2005. The total allowance for credit losses as a percent of non-margin loans was 2.05% at June 30, 2005, compared with 2.42% at June 30, 2004 and 2.19% at March 31, 2005.

     Net charge-offs were $11 million in the second quarter of 2005 versus $25 million in the second quarter of 2004 and $10 million in the first quarter of 2005. These represent 0.11% of total loans in the most recent quarter, compared with 0.26% in the quarter ended June 30, 2004 and 0.10% in the quarter ended March 31, 2005. For the first six months ended June 30, 2005, net charge-offs were $21 million compared to $51 million for the same period in 2004.

BUSINESS SEGMENT REVIEW

     The Company has an internal information system that produces performance data for its four business segments along product and service lines.

Business Segment Accounting Principles
---------------------------------------

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

     The Company reports data for the four business segments: Servicing and Fiduciary, Corporate Banking, Retail Banking, and Financial Markets.

     The Servicing and Fiduciary businesses segment comprises the Company's core services, including securities servicing, global payment services, and private client services and asset management. These businesses all share certain favorable attributes: they are well-diversified and fee-based; the Company serves the role of an intermediary rather than principal, thereby limiting risk and generating more stable earnings streams; and the businesses are scalable, which result in higher margins as revenues grow. Long-term trends that should favor these businesses include the growth of financial assets worldwide, the globalization of investment activity, heightened demand for financial servicing outsourcing, and continuing structural changes in financial markets.

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

     In issuer services, the Company's American and global depositary receipt business has over 1,190 programs representing over 60 countries. As a trustee, the Company provides diverse services for corporate, municipal, structured and international debt issuances. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $3 trillion in outstanding debt securities. The Company is the third largest stock transfer agent, servicing more than 16 million shareowners. Employee investment plan services has more than 118 clients with 625,000 employees in over 54 countries.

     In investor services, the Company is the largest custodian with $10.3 trillion of assets under custody and administration at June 30, 2005. The Company is one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $1.6 trillion in total assets. The Company services more than 17% of the total industry assets for exchange-traded funds. The Company is the largest U.K. custodian. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.4 trillion in 27 markets around the world.

     The Company's broker-dealer services business clears approximately 50% of U.S. Government securities. The Company is the leader in global clearance, clearing equity and fixed income transactions in 101 markets. With over $1 trillion in tri-party balances worldwide, the Company is the world's largest collateral management agent.

     The Company's execution and clearing services business is the largest global institutional agency brokerage organization. In addition, it is the world's largest institutional electronic broker for non-U.S. dollar equity execution. The Company provides execution, clearing and financial services outsourcing solutions in over 80 global markets, executing trades for more than 630 million shares and clearing more than 600,000 trades daily. The Company has 21 seats on the New York Stock Exchange. Pershing services more than 1,100 institutional and retail financial organizations and independent investment advisors who collectively represent nearly 6 million individual investors.

     Global payment services facilitates the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. The Company is one of the largest funds transfer banks in the U.S. transferring $1 trillion daily via more than 135,000 wire transfers.

     Private client services and asset management includes traditional banking and trust services to affluent clients and investment management services for institutional and high-net-worth clients. The Company offers a full array of wealth management services including financial and tax planning, trust and fiduciary services, fiduciary real estate management, estate planning, private banking, brokerage and investment solutions through BNY Asset Management.

     The Company's strategy is to be a market leader in these servicing and fiduciary businesses and continue to build on its product and service capabilities and add new clients. The Company has completed 94 acquisitions since 1995 primarily in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients' needs.

     The Corporate Banking segment provides lending and credit-related services to large public and private financial institutions and corporations nationwide, as well as to public and private mid-size businesses in the New York metropolitan area. Special industry groups focus on industry segments such as banks, broker-dealers, insurance, media and telecommunications, energy, real estate, retailing, and government banking institutions. Through

BNY Capital Markets, Inc., the Company provides a broad range of capital markets and investment banking services including syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition and advisory services. The Company is a leading arranger of syndicated financings with 77 transactions totaling to approximately $35 billion for clients in the six months ended June 30, 2005.

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

     The Retail Banking segment includes branch banking and consumer and residential mortgage lending. The Company's retail franchise includes more than 611,600 customer relationships and 76,900 business relationships. The Company operates 341 branches in 23 counties in the New York tri-state region. The Company has 241 branches in New York, 92 in New Jersey and 8 in Connecticut. The New York branches are primarily suburban-based with 118 in upstate New York, 85 on Long Island and 38 in New York City. The retail network is a growing source of low-cost funding and provides a platform to cross-sell core services from the Servicing and Fiduciary businesses to both individuals and small businesses in the New York metropolitan area. The branches are a meaningful source of private client referrals. Small business and investment centers are set up in the largest 100 branches.

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

Servicing and Fiduciary Businesses
----------------------------------

                                              Percent Inc/(Dec)
                                              -----------------   Year-to-date   Percent
                                              2Q05 vs. 2Q05 vs. ----------------   Inc/
(Dollars in million)    2Q05    1Q05    2Q04    1Q05     2Q04     2005    2004    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $   178 $   168 $   136      6%      31%  $   346  $   268    29%
Provision for
  Credit Losses             1       1       1      -        -         2        1   100
Noninterest Income      1,058   1,025     994      3        6     2,084    1,984     5
Noninterest Expense       872     849     791      3       10     1,721    1,570    10
Income Before Taxes       363     343     338      6        7       707      681     4

Average Assets        $23,114 $22,987 $22,891      1        1   $23,051  $22,831     1
Average Deposits       37,830  36,072  35,520      5        7    36,956   35,329     5
Nonperforming Assets        1       1       3      -      (67)        1        3   (67)

(Dollars in billions)
Assets Under Custody  $10,298 $ 9,859 $ 8,662      4       19   $10,298  $ 8,662    19
Equity Securities          35%     34%     34%                       35%      34%
  Fixed Income
  Securities               65      66      66                        65       66

Assets Under
  Administration      $    33 $    33 $    32      -        3    $   33  $    32     3
Assets Under
  Management              106     104      93      2       14       106       93    14
   Equity Securities       34%     34%     36%                       34%      36%
   Fixed Income
     Securities            21      21      22                        21       22
   Alternative
     Investments           15      15      14                        15       14
   Liquid Assets           30      30      28                        30       28

S&P(registered
trademark) 500 Index
  (Period End)          1,191   1,181   1,141      1        4     1,191    1,141     4
NASDAQ(registered
trademark) Index
  (Period End)          2,057   1,999   2,048      3        -     2,057    2,048     -
Lehman Brothers
  Aggregate Bond
(servicemark)
  Index                 212.4   214.0   190.6     (1)      11     212.4    190.6    11
MSCI(registered
trademark) EAFE Index 1,473.7 1,503.9 1,327.9     (2)      11   1,473.7  1,327.9    11
NYSE(registered
trademark) Volume
  (In billions)         100.4    99.4    90.8      1       11     199.8    186.2     7
NASDAQ(registered
trademark) Volume
  (In billions)         112.5   121.2   108.3     (7)       4     233.7    234.6     -

     The S&P 500(registered trademark) Index was up 4% for the second quarter of 2005, with average daily price levels up 5% from the second quarter of 2004. The NASDAQ (registered trademark) Index was flat for the second quarter of 2005, with average daily prices up 1% compared with the second quarter of 2004. Globally, the MSCI (registered trademark) EAFE index was up 11%. The Lehman Brothers Aggregate Bond (servicemark) index was up 11% for the second quarter of 2005. On a sequential quarter basis, combined NYSE and NASDAQ (registered trademark) non-program trading volumes were down approximately 5% during the second quarter of 2005.
As the Company's business model is more volume- than price-sensitive, this created a drag on the Company's equity-linked businesses.

     Second quarter results showed continued strength in comparison to the second quarter of 2004 in several of the Company's primary businesses, including issuer services, broker-dealer services, asset management, and foreign exchange and other trading. In the second quarter of 2005, pre-tax income was $363 million, compared with $338 million a year ago and $343 million in the first quarter of 2005. On a year-to-date basis, pre-tax income was $707 million, up 4% from $681 million in 2004.

     Noninterest income for the second quarter of 2005 increased $64 million to $1,058 million from a year ago and $33 million on a sequential quarter basis. On a year-to-date basis, noninterest income was $2,084 million, compared with $1,984 million a year ago.

Securities Servicing Fees
-------------------------

                                             Percent Inc/(Dec)
                                             -----------------  Year-to-date  Percent
                                             2Q05 vs. 2Q05 vs. --------------   Inc/
(In millions)            2Q05   1Q05   2Q04    1Q05     2Q04    2005    2004   (Dec)
                        ------ ------ ------ -------- -------- ------  ------ -------
Execution and
 Clearing Services      $  294 $  293 $  279       -%       5% $  587  $  582      1%

Investor Services          265    263    229       1       16     528     455     16

Issuer Services            159    139    155      14        3     298     292      2

Broker-Dealer Services      58     56     53       4        9     114     103     11
                        ------ ------ ------                   ------  ------
Securities
  Servicing Fees        $  776 $  751 $  716       3        8  $1,527  $1,432      7
                        ====== ====== ======                   ======  ======


     Securities servicing fees were $776 million in the second quarter, an increase of $60 million, or 8%, from the second quarter of 2004 and $25 million, or 3%, from the first quarter of 2005. The year-over-year increase is due to increases in investor services and broker-dealer services. The sequential increase reflects strong growth in issuer services. For the first six months of 2005, securities servicing fees were $1,527 million, an increase of $95 million from the first six months of 2004, reflecting strong growth in investor services and broker-dealer services.

     Execution and clearing includes institutional agency brokerage, electronic trading, transition management services, independent research and through Pershing, correspondent clearing services such as clearing, execution, financing, and custody for introducing broker-dealers. The second quarter of 2005 was up from 2004 as modest growth at Pershing was offset by weakness in the execution business. Fees for execution and clearing were essentially unchanged from the first quarter of 2005. In execution services, higher transition management revenue and additional trading days helped to offset the decline in daily trading volumes. Transition activity can vary significantly from quarter to quarter and has no correlation to market volumes. Execution services was also favorably impacted by additional trading days.

     Pershing's fees were up from the second quarter of 2004 and essentially flat compared with the first quarter of 2005. The year-over-year increase reflects Pershing's continuing strategic shift to more value-added, fee-based non-transactional services offset by lower transaction-based revenue. The majority of Pershing's revenues is generated from non-transactional activities, such as asset gathering and technology services to broker-dealers, with revenues tied to both assets under administration and services provided. Billable trades for Pershing were up 1% sequentially despite a 13% decline in total retail market activity. Increased trading days provided 5% positive impact and the balance reflects growing market share and less volatile client base. Stable assets under administration and net new business drove modest increase in fees sequentially. Pershing's assets under administration were $730 billion at quarter-end, compared with $708 billion at March 31, 2005. As of June 30, 2005, margin loans remained flat compared with the first quarter of 2005, reflecting the current lack of direction in the equity markets.

     Investor services, which includes global fund services, global custody, securities lending, global liquidity services and outsourcing, was up significantly from the second quarter of 2004 and up slightly from the first quarter of 2005. Year-over-year results reflect strong performance across all business lines. Global fund services was favorably impacted by new business and higher international transaction volumes. Securities lending improved year-over-year and sequentially due to continued growth in new business and robust demand for Treasury collateral. Sequential performance in securities lending also reflects a robust dividend arbitrage season. Offsetting the strong performance in securities lending was the negative impact on global custody of lower transaction volumes in Europe. During the quarter, the Company added approximately $365 billion in assets from new and existing clients, reflecting its success in developing an enhanced service offering.

     At June 30, 2005, assets under custody rose to $10.3 trillion, from $8.7 trillion at June 30, 2004 and $9.9 trillion at March 31, 2005. A substantial portion of the increase in assets under custody since year-end 2004 was due to new business and business line growth.

     Issuer services, which includes corporate trust, depositary receipts and stock transfer, increased versus the second quarter of 2004 and showed strong growth sequentially. The increase versus the second quarter of 2004 primarily reflects higher depositary receipt fees particularly for corporate actions related to dividends. Corporate trust fees showed continued strength in international issuance and structured products. The sequential quarter increase reflects higher depositary receipts fees due to seasonally higher dividend activity and an increase in corporate trust fees due to new business wins in municipal and structured products. The new business wins in corporate trust are driven by the Company's introduction of new products, analytic tools, and expanded capacity.

     Broker-dealer services, which includes government securities clearance and collateral management, increased over both the second quarter and year-to-date periods of 2004 and the first quarter of 2005, as a result of increased collateral management activity and higher volumes in securities clearance. Both the U.S. and European markets contributed to the strong growth in collateral management. The Company continues to attract new business to its collateral management services. In addition, the Company has grown by helping accelerate the trend toward utilizing non-traditional securities such as equities, corporate bonds and municipal securities.

     Global payment services fees were lower than the second quarter and year-to-date periods of 2004 and essentially unchanged on a sequential quarter basis. The decline reflects customers choosing to pay with higher compensating balances, which benefits net interest income, partially offset by new business. On an invoiced services basis, total revenue was up 5% over the second quarter of 2004 and 4% sequentially as new business wins were driven by new products such as remote check deposit and global mass payments.

     Private client services and asset management revenues continue to demonstrate solid performance with fees up 8% compared with the second quarter of 2004 and 1% sequentially. The increase from the second quarter of 2004 primarily reflects growth in fees at Ivy Asset Management. The small sequential quarter increase reflects seasonally higher private client fees partially offset by a slight decline in fees at Ivy Asset Management.

     Assets under management ("AUM") were $106 billion at June 30, 2005, up from $93 billion at June 30, 2004 and $104 billion at March 31, 2005. The sequential increase in AUM was driven by growth in money market, fixed income and equity classes. Institutional clients represent 69% of AUM while individual clients equal 31%. AUM at June 30, 2005, are 34% invested in equities, 21% in fixed income, 15% in alternative investments and the remainder in liquid assets. Ivy's AUM were $15.3 billion at June 30, 2005, compared with $13.2 billion at June 30, 2004 and $15.6 billion at March 31, 2005. The sequential quarter decrease in Ivy's AUM reflects net outflows of high-net-worth clients overseas. Overall performance remains favorable relative to the industry, and the pipeline remains strong, particularly with the Company's core institutional investors. To better leverage the growth opportunities in Europe and Asia, Ivy opened a new office in Tokyo in January and is expanding its presence in London.

     In the second quarter of 2005, noninterest income attributable to foreign exchange and other trading activities was $51 million, down from $54 million in the second quarter of 2004 and but up from $47 million in the first quarter of 2005. The year-over-year decline reflects lower volatility in foreign exchange and lower fixed income trading. On a year-to-date basis, noninterest income attributable to foreign exchange and other trading activities was $98 million compared with $114 million in 2004 again reflecting lower foreign exchange volatility and lower fixed-income trading.

     Net interest income in the Servicing and Fiduciary businesses segment was $178 million for the second quarter of 2005, compared with $136 million in the second quarter of 2004 and $168 million in the first quarter of 2005. The increase from the second quarter of 2004 is primarily due to increasing spreads on deposits related to the rise in short-term rates and customers' increased use of compensating balances to pay for services. The increase in net interest income from the first quarter of 2005 is primarily due to the expansion of deposit spreads and increased liquidity generated by custody, clearing and corporate trust. Average assets for the quarter ended June 30, 2005 were $23.1 billion, compared with $22.9 billion in the second quarter of 2004 and $23.0 billion in the first quarter of 2005. Average assets for the six months ended June 30, 2005 were $23.1 billion compared with $22.8 billion in the first six months of 2004. The second quarter of 2005 average deposits were $37.8 billion, compared with $35.5 billion in the second quarter of 2004 and $36.1 billion in the first quarter of 2005. The sequential quarter increase in deposits reflects customers leaving higher compensating balances as well as increased activity in securities servicing. Average deposits for the six months of 2005 were $37.0 billion compared with $35.3 billion in 2004.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were $5 million in the second quarter of 2005, compared with zero in the second quarter of 2004 and zero in the first quarter of 2005. On a year-to-date basis, net charge-offs were $5 million compared with $5 million in 2004. Nonperforming assets were $1 million at June 30, 2005, compared with $3 million at June 30, 2004 and $1 million at March 31, 2005.

     Noninterest expense for the second quarter of 2005 was $872 million, compared with $791 million in the second quarter of 2004 and $849 million in the first quarter of 2005. The increases in noninterest expense from second quarter of 2004 reflects staffing costs associated with new business, the Company's continued investment in technology and business continuity, and increased pension and stock option expense. The sequential quarter increase reflects higher staffing and incentives tied to improved revenues as well as higher stock option expense. Noninterest expense for the first six months of 2005 was $1,721 million compared with $1,570 million for the same period in 2004 and is attributable to the same factors affecting the year-over-year quarterly increase.

Corporate Banking
-----------------

                                               Percent Inc/(Dec)
                                               -----------------   Year-to-date  Percent
                                               2Q05 vs. 2Q05 vs. ---------------  Inc/
   (In millions)      2Q05     1Q05     2Q04     1Q05     2Q04    2005     2004   (Dec)
                    -------- -------- -------- -------- -------- ------- ------- -------
Net Interest Income $     87 $     87 $     86      -%       1%  $   174 $   174     -%
Provision for
  Credit Losses           18       18       15      -       20        36      35     3
Noninterest Income        91       81       75     12       21       172     146    18
Noninterest Expense       59       57       58      4        2       116     115     1
Income Before Taxes      101       93       88      9       15       194     170    14

Average Assets      $ 17,271 $ 17,534 $ 17,000     (1)       2   $17,402 $17,333     -
Average Deposits       5,653    5,528    6,345      2      (11)    5,591   6,573   (15)
Nonperforming Assets     126      177      293    (29)     (57)      126     293   (57)
Net Charge-offs            -        5        9   (100)    (100)        5      20   (75)

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

     In the second quarter of 2005, pre-tax income was $101 million, compared with $88 million in the second quarter of 2004 and $93 million in the first quarter of 2005. The improvement in results primarily reflects higher noninterest income. On a year-to-date basis, pre-tax income was $194 million compared with $170 million in 2004 again reflecting higher noninterest income.

     The Corporate Banking segment's net interest income was $87 million in the second quarter of 2005, compared with $86 million in the second quarter of 2004 and $87 million in the first quarter of 2005. On a year-to-date basis, net interest income was $174 million, unchanged from the first six months of 2004. Average assets for the quarter were $17.3 billion, compared with $17.0 billion in the second quarter of last year and $17.5 billion in the first quarter of 2005. Average assets for the six months of 2005 were $17.4 billion compared with $17.3 billion in 2004. Average deposits in the Corporate Banking segment were $5.7 billion versus $6.3 billion in second quarter of 2004 and $5.5 billion in the first quarter of 2005. On a year-to-date basis, average deposits were $5.6 billion compared with $6.6 billion.

     The second quarter of 2005 provision for credit losses was $18 million, compared with $15 million in the second quarter of last year and $18 million in the first quarter of 2005. On a year-to-date basis, provision for credit losses was $36 million compared with $35 million in 2004. After a significant period of reduction, exposures in Corporate Banking have leveled out. Net charge-offs in the Corporate Banking segment were zero in the second quarter of 2005, $9 million in the second quarter of 2004, and $5 million in the first quarter of 2005. Net charge-offs for the six months of 2005 were $5 million compared with $20 million in 2004. Nonperforming assets were $126 million at June 30, 2005, down from $293 million at June 30, 2004 and $177 million at March 31, 2005.
The decrease in nonperforming assets from the second quarter of 2004 primarily reflects paydowns and charge-offs of commercial loans.

     Noninterest income was $91 million in the current quarter, compared with $75 million in the second quarter of 2004 and $81 million in the first quarter of 2005. On a year-to-date basis, noninterest income was $172 million compared with $146 million in 2004. The increases reflect higher gains on asset dispositions, higher capital markets fees and higher income from Wing Hang Bank.

     Noninterest expense in the second quarter was $59 million, compared with $58 million in the second quarter of 2004 and $57 million in the first quarter of 2005. On a year-to-date basis, noninterest expense was $116 million compared with $115 million in 2004. The increases reflect higher compensation costs.

Retail Banking
--------------

                                               Percent Inc/(Dec)
                                               -----------------   Year-to-date  Percent
                                               2Q05 vs. 2Q05 vs. ---------------  Inc/
   (In millions)      2Q05     1Q05     2Q04     1Q05     2Q04    2005     2004   (Dec)
                    -------- -------- -------- -------- -------- ------- ------- -------
Net Interest Income $    131 $    128 $    124       2%       6% $   259 $   241      7%
Provision for Credit
  Losses                   5        5        5       -        -       10      10      -
Noninterest Income        27       26       28       4       (4)      53      57     (7)
Noninterest Expense       99       98       94       1        5      197     187      5
Income Before Taxes       54       51       53       6        2      105     101      4

Average Assets      $  6,071 $  6,105 $  5,317      (1)      14  $ 6,088 $ 5,347     14
Average Noninterest
  Bearing Deposits     5,510    5,499    5,209       -        6    5,505   5,118      8
Average Deposits      15,125   15,015   15,162       1        -   15,070  14,985      1
Nonperforming Assets      13       14       15      (7)     (13)      13      15    (13)
Net Charge-offs            6        5        5      20       20       11      11      -

Number of Branches       341      341      341       -        -      341     341      -
Number of ATMs           376      375      379       -       (1)     376     379     (1)

     The Retail Banking segment provides the Company with a stable source of core deposits. The segment represents an attractive distribution channel, and the Company has continued to expand the products offered through the retail branch system. The branch system is focused on the suburban Tri-State New York metropolitan area.

     The Retail Banking segment continues to demonstrate stable results in spite of increased competition in the New York metropolitan area. In the second quarter of 2005, pre-tax income was $54 million, compared with $53 million in the second quarter of 2004 and $51 million in the first quarter of 2005. On a year-to-date basis, pre-tax income was $105 million compared with $101 million in 2004.

     The Company continues to enhance the services offered through the branch system. This includes leveraging its retail client base to distribute BNY Asset Management and third-party investment products. Currently, investment products are cross-sold to over 10% of the client base. The Company is also seeking selective expansion opportunities within its current branch footprint.

     Net interest income in the second quarter of 2005 was $131 million, compared with $124 million in the second quarter of 2004 and $128 million in the first quarter of 2005. Net interest income has increased over the second quarter of 2004 and on a sequential quarter basis as rates have risen, benefiting spreads. The increase in average assets and noninterest-bearing deposits since the second quarter of 2004 has also contributed to the increase in net interest income. On a year-to-date basis, net interest income was $259 million compared with $241 million in 2004 reflecting the same factor discussed above.

     Noninterest income was $27 million for the quarter, compared with $28 million in the second quarter of last year and $26 million in the first quarter of 2005. On a year-to-date basis, noninterest income was $53 million compared with $57 million in 2004. The decrease in noninterest income compared to 2004 reflects lower monthly service fees partially offset by higher debit card fees.

     Noninterest expense in the second quarter of 2005 was $99 million, compared with $94 million last year and $98 million in the first quarter of 2005. The increase from the second quarter of 2004 reflects higher compensation and technology costs. For the six months of 2005, noninterest expense was $197 million compared with $187 million in 2004.

     Net charge-offs were $6 million in the second quarter of 2005, compared with $5 million in the second quarter of 2004 and $5 million in the first quarter of 2005. For the six months of 2005, net charge-offs were $11 million, unchanged from a year ago. Nonperforming assets were $13 million at June 30, 2005, compared with $15 million at June 30, 2004 and $14 million at March 31, 2005.

     Average deposits generated by the Retail Banking segment were $15.1 billion in the second quarter of 2005, compared with $15.2 billion in the second quarter of 2004 and $15.0 billion in the first quarter of 2005. For the six months of 2005, average deposits were $15.1 billion compared with $15.0 billion in 2004. Average assets in the Retail Banking sector were $6.1 billion, compared with $5.3 billion in the second quarter of 2004 and $6.1 billion in the first quarter of 2005. On a year-to-date basis, average assets were $6.1 billion compared with $5.3 billion in 2004. The year-over-year increase in average assets is due to higher mortgage lending.

Financial Markets
-----------------

                                             Percent Inc/(Dec)
                                             -----------------   Year-to-date  Percent
                                             2Q05 vs. 2Q05 vs. ---------------  Inc/
   (In millions)       2Q05    1Q05    2Q04    1Q05     2Q04    2005     2004   (Dec)
                     ------- ------- ------- -------- -------- ------- ------- -------
Net Interest Income  $    70 $    68 $    77       3%      (9)%$   138 $   158    (13)%
Provision for
  Credit Losses            6       5       5      20       20       11      10     10
Noninterest Income        49      46      42       7       17       95      91      4
Noninterest Expense       34      33      27       3       26       67      54     24
Income Before Taxes       79      76      87       4       (9)     155     185    (16)

Average Assets       $49,741 $48,370 $51,036       3       (3) $49,059 $50,390     (3)
Average Deposits       4,137   3,964   5,460       4      (24)   4,051   4,662    (13)
Average Investment
  Securities          24,719  23,540  22,885       5        8   24,133  22,893      5
Net Charge-offs            -       -      10       -     (100)       -      14   (100)

     In the second quarter of 2005, pre-tax income was $79 million, compared with $87 million a year ago and $76 million in the first quarter of 2005. On a year-to-date basis, pre-tax income was $155 million, down 16% from $185 million in 2004. The decreases over the second quarter and year-to-date 2004 are primarily due to a decline in net interest income.

     Net interest income for the second quarter was $70 million compared with $77 million a year ago and $68 million for the first quarter of 2005. The decrease from the second quarter of 2004 reflects the rising rate environment, which increased funding costs. The increase from the first quarter of 2005 primarily reflects an additional day in the quarter. On a year-to-date basis, net interest income was $138 million, down 13% from $158 million in 2004. The decrease primarily reflects the rising rate environment and a decline in average assets. Average second quarter 2005 assets in the Financial Markets segment, composed primarily of short-term liquid assets and investment securities, were $49.7 billion, compared with $51.0 billion in the second quarter last year and $48.4 billion on a sequential quarter basis. Average assets for the first six months of 2005 was $49.1 billion, compared to $50.4 billion for the first six months of 2004. The decrease in average assets on a year-over-year basis reflects a decline in liquid assets, which were reduced to fund asset growth in other segments. Average investment securities increased as the Company continues to invest in adjustable or short life classes of structured mortgage-backed securities, both of which have short durations.

     Noninterest income was $49 million in the second quarter of 2005, compared with $42 million in the second quarter of 2004 and $46 million in the first quarter of 2005. On a year-to-date basis, noninterest income was $95 million in 2005 compared with $91 million in 2004. The positive variances reflect stronger fixed income trading results.

     Net charge-offs were zero in the second quarter of 2005, compared with $10 million a year ago and zero in the first quarter of 2005. For the first half of 2005, net charge-offs were zero compared with $14 million for the same period in 2004. Charge-offs in 2004 primarily related to the Company's airline exposure. Noninterest expense was $34 million in the second quarter of 2005, compared with $27 million in last year's second quarter and $33 million in the first quarter of 2005. On a year-to-date basis, noninterest expense was $67 million for 2005 compared with $54 million for 2004. The increases over the second quarter and year-to-date 2004 are attributable to higher employee incentive compensation and technology expenses.

     The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.


(Dollars in millions)        Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
June 30, 2005                Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      178  $      87  $     131  $      70  $         4  $        470
Provision for Credit Losses           1         18          5          6          (25)            5
Noninterest Income                1,058         91         27         49           31         1,256
Noninterest Expense                 872         59         99         34           59         1,123
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      363  $     101  $      54  $      79  $         1  $        598
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              61%        17%         9%        13%
Average Assets               $   23,114  $  17,271  $   6,071  $  49,741  $     4,264  $    100,461

                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
March 31, 2005               Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      168  $      87  $     128  $      68  $         4  $        455
Provision for Credit Losses           1         18          5          5          (39)          (10)
Noninterest Income                1,025         81         26         46            -         1,178
Noninterest Expense                 849         57         98         33           40         1,077
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      343  $      93  $      51  $      76  $         3  $        566
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              61%        16%         9%        14%
Average Assets               $   22,987  $  17,534  $   6,105  $  48,370  $     4,246  $     99,242

                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
June 30, 2004                Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      136  $      86  $     124  $      77  $        (2) $        421
Provision for Credit Losses           1         15          5          5          (16)           10
Noninterest Income                  994         75         28         42           17         1,156
Noninterest Expense                 791         58         94         27           42         1,012
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      338  $      88  $      53  $      87  $       (11) $        555
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        16%         9%        15%
Average Assets               $   22,891  $  17,000  $   5,317  $  51,036  $     4,129  $    100,373

(Dollars in millions)
                             Servicing
                                and
For the Six Months Ended     Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
June 30, 2005                Businesses   Banking    Banking    Markets      Items        Total
------------------------     ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      346  $     174  $     259  $     138  $         8  $        925
Provision for
  Credit Losses                       2         36         10         11          (64)           (5)
Noninterest Income                2,084        172         53         95           30         2,434
Noninterest Expense               1,721        116        197         67           99         2,200
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      707  $     194  $     105  $     155  $         3  $      1,164
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              61%        17%         9%        13%
Average Assets               $   23,051  $  17,402  $   6,088  $  49,059  $     4,255  $     99,855


                             Servicing
                                and
For the Six Months Ended     Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
June 30, 2004                Businesses   Banking    Banking   Markets      Items         Total
-------------------------    ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      268  $     174  $     241  $     158  $      (152) $        689
Provision for
  Credit Losses                       1         35         10         10          (34)           22
Noninterest Income                1,984        146         57         91           98         2,376
Noninterest Expense               1,570        115        187         54           99         2,025
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      681  $     170  $     101  $     185  $      (119) $      1,018
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        15%         9%        16%
Average Assets               $   22,831  $  17,333  $   5,347  $  50,390  $     4,125  $    100,026

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

                                               2nd         1st
Segment                                      Quarter     Quarter  Year-to-date
                                            ---------   --------- ------------
(In millions)                                 2004        2004        2004
-----------------------                     ---------   --------- ------------
Servicing and Fiduciary                     $     (35)  $     (30) $      (65)
Corporate Banking                                  (5)         (5)        (10)
Retail Banking                                     (1)         (6)         (7)
Financial Markets                                  (5)          1          (4)
                                            ----------   --------- -----------
Subtotal                                          (46)        (40)        (86)
Reconciling                                        46          40          86
                                            ----------   --------- -----------
Total                                       $       -    $      -  $        -
                                            ==========   ========= ===========

     The detail of reconciling items for 2005 and 2004 are presented in the following table.

                                     2nd      1st      2nd
                                   Quarter  Quarter  Quarter    Year-to-date
                                   -------- -------- -------- -----------------
(In millions)                        2005     2005     2004     2005     2004
                                   -------- -------- -------- -------- --------
Segments' Revenue                  $  1,691 $  1,629 $  1,562 $  3,320 $  3,119
Adjustments:
   Earnings Associated with
     Assignment of Capital               (8)      (9)     (15)     (17)     (35)
   Securities Gains                      10        -        -       10       19
   SFAS 13 Cumulative
     Lease Adjustment                     -        -        -        -     (145)
   Taxable Equivalent Basis and
     Other Tax-Related Items             12       13       12       25       27
   Other                                 21        -       18       21       80
                                   -------- -------- -------- -------- --------
Subtotal-Revenue Adjustments             35        4       15       39      (54)
                                   -------- -------- -------- -------- --------
Consolidated Revenue               $  1,726 $  1,633 $  1,577 $  3,359 $  3,065
                                   ======== ======== ======== ======== ========

Segments' Income Before Tax        $    597 $    563 $    566 $  1,160 $  1,137
Adjustments:
   Revenue Adjustments (Above)           35        4       15       39      (54)
   Provision for Credit Losses
     Different than GAAP                 25       39       16       64       34
   Severance                             (4)      (1)      (1)      (5)     (12)
   Goodwill and
     Intangible Amortization            (10)      (8)      (8)     (18)     (16)
   Lease Termination                      -        -        -        -       (8)
   Corporate Overhead and Other         (45)     (31)     (33)     (76)     (63)
                                   -------- -------- -------- -------- --------
Consolidated Income
     Before Tax                    $    598 $    566 $    555 $  1,164 $  1,018
                                   ======== ======== ======== ======== ========
Segments' Total
     Average Assets                $ 96,197 $ 94,996 $ 96,244 $ 95,600 $ 95,901
Adjustments:
   Goodwill and Intangibles           4,264    4,246    4,129    4,255    4,125
                                   -------- -------- -------- -------- --------
Consolidated Average Assets        $100,461 $ 99,242 $100,373 $ 99,855 $100,026
                                   ======== ======== ======== ======== ========

     In addition to the recurring items discussed above, other significant items may be included as reconciling items. In the second quarter of 2005, the $17 million gain on the sale of Financial Models Company, Inc. ("FMC"), $10 million of above trend securities gains, and the $10 million legal accrual for certain regulatory matters were reconciling items. In the first quarter of 2004, SFAS 13 cumulative adjustments to the leasing portfolio, securities gains on four large sponsor funds, gains on sale on Wing Hang Bank, and severance and lease termination expenses were reconciling items.

Allocation to Segments - Earnings associated with the assignment of capital relate to preferred trust securities, which are assigned as capital to segments. Since the Company considers these issues to be capital, it does not allocate the interest expense associated with these securities to individual segments. If this interest expense were allocated to segments, it could be assigned based on segment capital, assets, risks, or some other basis.

     The reconciling item for securities gains relates to the Financial Markets business. The taxable equivalent adjustment is not allocated to segments because all segments contribute to the Company's taxable income and the Company believes it is arbitrary to assign the tax savings to any particular segment. Most of the assets that are attributable to the tax equivalent adjustment are recorded in the Financial Markets segment. In the second quarter of 2005, the gain on sale of FMC would be allocated to the Servicing and Fiduciary segment as would the $10 million regulatory charge. Most of the securities gains result from securities attributable to the

Financial Markets segment. In the first quarter of 2004, the $145 million reconciling item related to SFAS 13 cumulative lease adjustment and the $19 million gain on sponsor fund investments would be attributable to the Financial Markets segment. In addition, the $48 million gain on the sale of Wing Hang recorded in Other would be attributable to the Corporate Banking segment.

     The reconciling item for the provision for loan losses primarily relates to Corporate Banking. Severance and lease termination costs primarily relate to the Servicing and Fiduciary segment, the Corporate Banking segment, and to staff areas. Goodwill and intangible amortization primarily relates to the Securities Servicing and Fiduciary segment. Corporate overhead is difficult to identify specifically with any particular segment. Approaches to allocating corporate overhead to segments could be based on revenues, expenses, number of employees, or a variety of other measures.

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

     Another key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At June 30, 2005, the unallocated allowance was 14% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $36 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $60 million, while if each pass credit were rated one grade worse, the allowance would have increased by $93 million.

     For higher risk rated credits, if the loss given default were 10% worse, the allowance would have increased by $2 million, while if the loss given default were 10% better, the allowance would have decreased by $30 million.

     For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $9 million, respectively.

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

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in footnote one "Summary of Significant Accounting and Reporting Policies" in the Company's 2004 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at June 30, 2005, approximately $2.7 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices because no such quoted market prices are available. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $67 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,492 million at June 30, 2005) and indefinite-lived intangible assets ($370 million at June 30, 2005) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

     Other identifiable intangible assets ($415 million at June 30, 2005) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using:

market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles that require amortization. See Note four of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.3 billion of goodwill and intangible assets at June 30, 2005. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $214 million.

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

(In millions)
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

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $103.1 billion at June 30, 2005, compared with $97.5 billion at June 30, 2004 and $96.5 billion at March 31, 2005. The increase in assets from March 31, 2005 reflects increased loans to securities industry customers. Total shareholders' equity was $9.5 billion at June 30, 2005, compared with $8.8 billion at June 30, 2004 and $9.3 billion at March 31, 2005. In comparison to the first quarter of 2005, shareholders' equity reflects the retention of earnings and an increase in the securities valuation allowance partially offset by the repurchase of common stock. The major reason for the increase in shareholders' equity from a year ago is the retention of earnings.

     Return on average common equity for the second quarter of 2005 was 17.12%, compared with 17.14% in the second quarter of 2004 and 16.52% in the first quarter of 2005. For the first six months of 2005, return on average common equity was 16.82% compared with 17.15% in 2004.


     Return on average assets for the second quarter of 2005 was 1.59%, compared with and 1.49% in the second quarter of 2004 and 1.55% in the first quarter of 2005. For the first six months of 2005, return on average assets was 1.57% compared with 1.48% in 2004.


Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

(In millions)                                            06/30/05     12/31/04
                                                       ----------   ----------
  Fixed Income:
   Mortgage-Backed Securities                          $   20,928   $   19,393
   Asset-Backed Securities                                     29            -
   Corporate Debt                                           1,181        1,259
   Short-Term Money Market Instruments                      1,000          982
   U.S. Treasury Securities                                   227          403
   U.S. Government Agencies                                   623          505
   State and Political Subdivisions                           231          197
   Emerging Market Debt (Collateralized
     By U.S. Treasury Zero Coupon Obligations)                116          107
   Other Foreign Debt                                         497          545
                                                       ----------   ----------
   Subtotal Fixed Income                                   24,832       23,391

  Equity Securities:
   Money Market Funds                                         931          388
   Other                                                       12           10
                                                       ----------   ----------
   Subtotal Equity Securities                                 943          398
                                                       ----------   ----------
  Total Securities                                     $   25,775   $   23,789
                                                       ==========   ==========

     Total investment securities were $25.8 billion at June 30, 2005, compared with $23.9 billion at March 31, 2005. Average investment securities were $24.7 billion in the second quarter of 2005, compared with $22.9 billion in the second quarter of last year and $23.5 billion in the first quarter of 2005. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities which are 89% rated AAA, 7% AA, and 4% A. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations.
The effective duration of the Company's mortgage portfolio at June 30, 2005 was approximately 1.4 years.

     Net unrealized gains for securities available-for-sale were $60 million at June 30, 2005, compared with net unrealized gains of $14 million at June

30, 2004 and net unrealized losses of $51 million at March 31, 2005. The change in unrealized gains at June 30, 2005 from March 31, 2005 reflects the decline in long-term interest rates over the quarter. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the fixed rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----


(Dollars in billions)                                 Quarterly                 Year-to-date
                          Period End                   Average                    Average
                   -------------------------  -------------------------  -------------------------
                   Total  Non-Margin  Margin  Total  Non-Margin  Margin  Total  Non-Margin  Margin
                   -----  ----------  ------  -----  ----------  ------  -----  ----------  ------
June 30, 2005      $40.7   $   34.6   $  6.1  $39.2   $   32.9   $  6.3  $39.0   $   32.6   $  6.4
December 31, 2004   35.8       29.7      6.1   39.4       33.0      6.4   37.8       31.5      6.3
June 30, 2004       38.2       32.1      6.1   37.7       31.2      6.5   37.0       30.7      6.3

     Total loans were $40.7 billion at June 30, 2005 compared with $35.8 billion at December 31, 2004. The increase in total loans from December 31, 2004 primarily reflects an increase in overdrafts and securities industry loans. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $39.2 billion in the second quarter of 2005, compared with $37.7 billion in the second quarter of 2004 while for the six months ended June 30, 2005, average loans were $39.0 billion compared with $37.0 billion for June 30, 2004. The increase in average loans from June 30, 2004 results from increased lending to financial institutions.

     The following tables provide additional details on the Company's credit exposures and outstandings at June 30, 2005 in comparison to December 31, 2004.

Overall Loan Portfolio
----------------------

                                        Unfunded   Total              Unfunded   Total
(In billions)                  Loans  Commitments Exposure   Loans  Commitments Exposure
                              ----------------------------  ----------------------------
                              06/30/05  06/30/05  06/30/05  12/31/04  12/31/04  12/31/04
                              --------  --------  --------  --------  --------  --------
Financial Institutions        $   13.8  $   22.1  $   35.9  $    9.5  $   21.6  $   31.1
Corporate                          3.6      19.1      22.7       3.6      19.4      23.0
                              --------  --------  --------  --------  --------  --------
                                  17.4      41.2      58.6      13.1      41.0      54.1
                              --------  --------  --------  --------  --------  --------
Consumer & Middle Market           9.5       4.6      14.1       8.9       4.5      13.4
Leasing Financings                 5.7       0.1       5.8       5.6         -       5.6
Commercial Real Estate             2.0       1.4       3.4       2.1       1.2       3.3
Margin loans                       6.1         -       6.1       6.1         -       6.1
                              --------  --------  --------  --------  --------  --------
Total                         $   40.7  $   47.3  $   88.0  $   35.8  $   46.7  $   82.5
                              ========  ========  ========  ========  ========  ========

Financial Institutions
----------------------

     The financial institutions portfolio exposure was $35.9 billion at June 30, 2005 compared to $31.1 billion at December 31, 2004. These exposures are of high quality with 83% meeting the investment grade criteria of the Company's rating system. These exposures are generally short-term, with 78% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

(In billions)
                             June 30, 2005                        December 31, 2004
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Banks                $ 5.1  $     3.9   $   9.0    68%   90% $ 4.2  $     3.5   $    7.7
Securities Industry    3.6        3.3       6.9    80    94    1.5        3.0        4.5
Insurance              0.5        4.8       5.3    94    44    0.5        4.8        5.3
Government             0.1        4.7       4.8    98    71      -        5.0        5.0
Asset Managers         4.2        3.6       7.8    83    82    3.0        3.8        6.8
Mortgage Banks         0.3        0.7       1.0    80    64    0.2        0.7        0.9
Endowments             0.1        1.0       1.1    99    47    0.1        0.8        0.9
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $13.9  $    22.0   $  35.9    83%   78% $ 9.5  $    21.6   $   31.1
                     ===== =========== ========= ===== ===== ===== =========== =========

Corporate
---------

     The corporate portfolio exposure declined to $22.7 billion at June 30, 2005 from $23.0 billion at year-end 2004. Approximately 74% of the portfolio is investment grade while 18% of the portfolio matures within one year.

(In billions)
                           June 30, 2005                        December 31, 2004
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Media                $ 1.2  $     2.1   $   3.3    61%   10% $ 0.9  $     2.2   $    3.1
Cable                  0.5        0.4       0.9    36     -    0.6        0.4        1.0
Telecom                0.1        0.5       0.6    83    13    0.1        0.5        0.6
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Subtotal            1.8        3.0       4.8    59%    8%   1.6        3.1        4.7

Energy                 0.4        4.6       5.0    86    10    0.4        4.4        4.8
Retailing              0.1        2.3       2.4    77    27    0.1        2.1        2.2
Automotive             0.1        1.0       1.1    46    33    0.1        1.7        1.8
Healthcare             0.2        1.5       1.7    84    17    0.3        1.5        1.8
Other*                 1.1        6.6       7.7    78    23    1.1        6.6        7.7
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $ 3.7  $    19.0   $  22.7    74%   18% $ 3.6  $    19.4   $   23.0
                     ===== =========== ========= ===== ===== ===== =========== =========

* Diversified portfolio of industries and geographies

     The Company had previously targeted the telecom exposure for reduction to a total of $750 million by December 31, 2004. This goal was accomplished in the first quarter of 2004 and exposures have since declined to $590 million. The percentage of investment grade borrowers in the telecom portfolio was 83% compared with 77% at year-end 2004.

     The Company's exposure to the airline industry consists of a $471 million leasing portfolio (including a $15 million real estate lease exposure). The airline leasing portfolio consists of $250 million to major U.S. carriers, $132 million to foreign airlines and $89 million to U.S. regionals.

     During the second quarter of 2005, the airline industry continued to face liquidity issues driven by persistently high fuel prices and the inability to implement meaningful fare increases. The industry's considerable excess capacity and higher oil prices continue to negatively impact the valuations of aircraft, especially the less fuel efficient models, in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.
                                          For the Quarter Ended
                            --------------------------------------------------
Rating(1)                      6/30/05   03/31/05  12/31/04   9/30/04   6/30/04
---------------------       --------------------------------------------------
AAA to AA-                      68%       74%       68%        68%        70%
A+ to A-                        15        13        19         21         16
BBB+ to BBB-                    14        10        10          8         11
Noninvestment Grade              3         3         3          3          3
                            -------- --------- ---------- --------- ----------
Total                          100%      100%      100%       100%       100%
                            ======== ========= ========== ========= ==========

(1) Represents credit rating agency equivalent of internal credit ratings.

Nonperforming Assets
--------------------


                                                             Change      Percent
                                                           6/30/05 vs.     Inc/
(Dollars in millions)                6/30/05     3/31/05     3/31/05      (Dec)
                                   ---------   ---------   -----------   --------
Loans:
     Commercial                     $      78   $     124   $      (46)     (37)%
     Foreign                               15          19           (4)     (21)
     Other                                 47          49           (2)      (4)
                                    ---------   ---------   -----------
  Total Nonperforming Loans               140         192          (52)     (27)
Other Real Estate                           -           -            -        -
                                    ---------   ---------   -----------
  Total Nonperforming Assets        $     140   $     192   $      (52)     (27)
                                    =========   =========   ===========

Nonperforming Assets Ratio                0.4%        0.6%
Allowance for Loan
   Losses/Nonperforming Loans           400.5       304.0
Allowance for Loan
   Losses/Nonperforming Assets          400.5       304.0
Total Allowance for Credit
   Losses/Nonperforming Loans           506.1       373.4
Total Allowance for Credit
   Losses/Nonperforming Assets          506.1       373.4


     Nonperforming assets declined by $52 million, or 27%, during the second quarter of 2005 to $140 million and are down 55% from a year ago. The sequential quarter decrease primarily reflects the disposition of a $36 million loan to a retailer as well as charge-offs. The ratio of the total allowance for credit losses to nonperforming assets increased to 506.1% at June 30, 2005, compared with 249.1% at June 30, 2004 and 373.4% at March 31, 2005.

Activity in Nonperforming Assets

(In millions)                                 Quarter End         Year-to-date
                                            June 30, 2005        June 30, 2005
                                       ------------------   ------------------
Balance at Beginning of Period           $          192       $          214
   Additions                                          3                    6
   Charge-offs                                       (6)                 (12)
   Paydowns/Sales                                   (49)                 (68)
                                       ------------------   ------------------
Balance at End of Period                 $          140       $          140
                                       ==================   ==================

     Interest income would have been increased by $1 million and $3 million for the second quarters of 2005 and 2004 if loans on nonaccrual status at June 30, 2005 and 2004 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $2 million and $7 million for 2005 and 2004 had loans on nonaccrual status at June 30, 2005 and 2004 been performing for the entire period.

Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                              June 30,    March 31,   June 30,
(In millions)                                    2005         2005       2004
                                          ------------ ----------- ----------
Impaired Loans with an Allowance          $         55 $        68 $      168
Impaired Loans without an Allowance(1)              64         103        121
                                          ------------ ----------- ----------
Total Impaired Loans                      $        119 $       171 $      289
                                          ============ =========== ==========
Allowance for Impaired Loans(2)           $         30 $        34 $       69
Average Balance of Impaired Loans
 during the Quarter                       $        145 $       182 $      305
Interest Income Recognized on
 Impaired Loans during the Quarter        $        1.6 $       2.2 $      0.6

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                             June 30,   March 31,   June 30,
(Dollars in millions)                          2005       2005        2004
                                          ------------ ----------- ----------
Margin Loans                              $      6,055 $     6,038 $    6,114
Non-Margin Loans                                34,626      32,726     32,091
                                          ------------ ----------- ----------
Total Loans                               $     40,681 $    38,764 $   38,205
                                          ============ =========== ==========

Allowance for Loan Losses                 $        562 $       583 $      598
Allowance for Lending-Related
  Commitments                                      148         133        177
                                          ------------ ----------- ----------
Total Allowance for Credit Losses         $        710 $       716 $      775
                                          ============ =========== ==========
Allowance for Loan Losses As a
  Percent of Total Loans                          1.38%       1.50%      1.57%
Allowance for Loan Losses As a
  Percent of Non-Margin Loans                     1.62        1.78       1.86
Total Allowance for Credit Losses
  As a Percent of Total Loans                     1.75        1.85       2.03
Total Allowance for Credit Losses
  As a Percent of Non-Margin Loans                2.05        2.19       2.42

     The total allowance for credit losses was $710 million, or 1.75% of total loans at June 30, 2005, compared with $775 million, or 2.03% of total loans at June 30, 2004 and $716 million, or 1.85% of total loans at March 31, 2005.

     The Company has $6.1 billion of secured margin loans on its balance sheet at June 30, 2005. The Company has rarely suffered a loss on these types of loans and doesn't allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     The ratio of the total allowance for credit losses to non-margin loans decreased to 2.05% at June 30, 2005, compared with 2.42% at June 30, 2004, and 2.19% at March 31, 2005, reflecting continued improvement in the credit quality in the second quarter of 2005.

     Nonperforming assets declined another 27% this quarter, and have declined by 55% from a year ago. The Company's criticized and classified exposures continued to show improvement on a risk weighted basis versus the first quarter of 2005 and a year ago.

     The ratio of the allowance for loan losses to nonperforming assets was 400.5% at June 30, 2005, up from 192.2% at June 30, 2004, and 304.0% at March
31, 2005.

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

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                                      June 30,    December 31,
                                                         2005            2004
                                                 ------------     -----------
Domestic
   Real Estate                                            2%               2%
   Commercial                                            75               75
   Consumer                                               7                3
Foreign                                                   2                4
Unallocated                                              14               16
                                                 ------------     -----------
                                                        100%             100%
                                                 ============     ===========

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

Deposits
--------

     Total deposits were $64.0 billion at June 30, 2005, compared with $61.1 billion at June 30, 2004 and $59.0 billion at March 31, 2005. The increase on a sequential quarter basis was primarily due to higher market activity levels, which resulted in a higher level of customer deposits at quarter end. Noninterest-bearing deposits were $18.5 billion at June 30, 2005, compared with $17.4 billion at December 31, 2004. Interest-bearing deposits were $45.5 billion at June 30, 2005, compared with $41.3 billion at December 31, 2004.

LIQUIDITY

     The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the Company's efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits, including demand, retail time, and trust deposits from processing businesses, are generated through the Company's diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling the Company to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets which can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Liquidity is managed on both a consolidated basis and at The Bank of New York Company, Inc. parent company ("Parent").

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $13.1 billion and $14.7 billion on an average basis for the first six months of 2005 and 2004. Average foreign deposits, primarily from the Company's European based securities servicing business, were $25.9 billion and $26.2 billion at June 30, 2005 and 2004. Domestic savings and other time deposits were $9.8 billion on a year-to-date average basis at June 30, 2005 compared to $10.2 billion at June 30, 2004. Average payables to customers and broker-dealers decreased to $6.2 billion from $6.9 billion. Long-term debt averaged $7.0 billion and $6.2 billion at June 30, 2005 and 2004. A significant reduction in the Company's securities servicing businesses would reduce its access to foreign deposits.

     The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At June 30 2005, the Bank can pay dividends of approximately $485 million to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2005 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $268 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     For the quarter ended June 30, 2005, the Parent's quarterly average commercial paper borrowings were $222 million compared with $75 million in 2004. At June 30, 2005, the Parent had cash of $858 million compared with cash of $631 million at June 30, 2004 and $739 million at March 31, 2005. Net of commercial paper outstanding, the Parent's cash position at June 30, 2005 was down $121 million compared with June 30, 2004.

     The Parent has a back-up line of credit of $275 million with 15 financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at June 30, 2005 and June 30, 2004.

     The Parent also has the ability to access the capital markets. At June 30, 2005, the Parent had a shelf registration statement with a capacity of $1.8 billion of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of June 30, 2005 were as follows:

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

     The Parent has $100 million of long-term debt that becomes due in 2005 subsequent to June 30, 2005 and $225 million of long-term debt that is due in 2006. In addition, at June 30, 2005, the Parent has the option to call $231 million of subordinated debt in 2006, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

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

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at June 30, 2005 and 2004 was 102.3% and 98.63%. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with five financial institutions matures in March 2006. There were no borrowings against this line of credit during the second quarter of 2005. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $31 million, in aggregate, during the second quarter of 2005.

     Pershing Limited, an indirect subsidiary of the Company, has committed and uncommitted lines in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions matures in April 2006. There were no borrowings against this line of credit during the second quarter of 2005. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $144 million, in aggregate, during the second quarter of 2005.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Cash used for other operating activities was $0.7 billion for the first six months of 2005, compared with $3.4 billion provided by operating activities through June 30, 2004. The use of funds from operations in 2005 was principally the result of changes in trading activities. The sources of cash flows from operations in 2004 were principally the result of changes in trading and net income.

     In the first six months of 2005, cash used for investing activities was $8.3 billion as compared to cash used for investing activities in the first six months of 2004 of $8.4 billion. In the first six months of 2005, purchases of securities available-for-sale and principal disbursed on loans to customers were a significant use of funds. Purchases of securities available-for-sale and change in federal funds purchased and securities sold under resale agreements were the primary use of funds in 2004.

     Through June 30, 2005, cash provided by financing activities was $7.8 billion, compared to $4.4 billion in the first six months of 2004. Sources of funds in 2005 include deposits, other borrowed funds, and the issuance of long-term debt. Deposits and other borrowed funds were the primary source of funds in 2004.

CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Parent to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of June 30, 2005 and 2004, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                      June 30, 2005       June 30, 2004                       Well   Adequately
                   ------------------  ------------------     Company  Capitalized  Capitalized
                    Company    Bank    Company      Bank      Targets   Guidelines   Guidelines
                   ---------  -------  ---------  -------  ----------  -----------  -----------
Tier 1*                8.07%   8.48%       7.70%    7.32%       7.75%           6%           4%
Total Capital**       12.49   11.74       11.63    11.36       11.75           10            8
Leverage               6.55    6.92        6.00     5.70                        5          3-5
Tangible Common
  Equity ("TCE")       5.26    6.19        4.95     5.31        5.25+         N.A.         N.A.

* Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     During the second quarter of 2005 the Company retained $244 million of earnings. Also in the quarter the Company issued $83 million subordinated debt qualifying as Tier II capital. In July 2005, the Company raised its quarterly common stock dividend by 5% to 21 cents per share. During the second quarter, the Company bought back 7.6 million shares and in July 2005 announced a new buyback program of 20 million shares. Buyback activity during the remainder of 2005 will depend on a variety of factors including acquisitions and other balance sheet demands. The Company bought back 2 million shares in July 2005.

     The Company's regulatory Tier 1 capital and Total capital ratios were 8.07% and 12.49% at June 30, 2005, compared with 7.70% and 11.63% at June 30,
2004, and 8.13% and 12.54% at March 31, 2005. The regulatory leverage ratio was 6.55% at June 30, 2005, compared with 6.00% at June 30, 2004 and 6.56% at March 31, 2005. The Company's tangible common equity as a percentage of total assets was 5.26% at June 30, 2005, compared with 4.95% at June 30, 2004 and 5.48% at March 31, 2005. The increase in the tangible common equity ratio compared with June 30, 2004 reflects the retention of earnings to restore the capital ratio to its target level following the Pershing acquisition. The decline in the tangible common equity ratio from March 31, 2005 reflects an elevated balance sheet at June 30, which reduced the ratio by about 25 basis points. This ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. The balance sheet size fluctuates from quarter to quarter based on levels of market activity. In general, when servicing clients are more actively trading securities, deposit balances are higher to finance these activities.

     A billion dollar change in assets changes the TCE ratio by 5 basis points while a $100 million change in common equity changes the TCE ratio by 10 basis points.

     On March 1, 2005, the Board of Governors of the Federal Reserve System (the "FRB") adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies
(BHCs). See "Accounting Changes and New Accounting Pronouncements" in the Footnotes to the Consolidated Financial Statements.

     The following table presents the components of the Company's risk-based capital at June 30, 2005 and 2004:

(In millions)                                                  2005      2004
                                                             -------   -------
Common Stock                                                 $ 9,422   $ 8,777
Preferred Stock                                                    -         -
Preferred Trust Securities                                     1,150     1,150
Adjustments: Intangibles                                      (4,273)   (4,159)
             Securities Valuation Allowance                        -         -
             Merchant Banking Investments                         (6)       (5)
                                                             -------   -------
Tier 1 Capital                                                 6,293     5,763
                                                             -------   -------
Qualifying Unrealized Equity Security Gains                        -         -
Qualifying Subordinated Debt                                   2,743     2,174
Qualifying Allowance for Loan Losses                             709       763
                                                             -------   -------
Tier 2 Capital                                                 3,452     2,937
                                                             -------   -------
Total Risk-based Capital                                      $9,745   $ 8,700
                                                             =======   =======

Risk-Adjusted Assets                                         $78,003   $74,809
                                                             =======   =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 2005 and 2004 are as follows:

                                       June 30, 2005           2005 Average
                                --------------------------- ------------------
(In millions)                   Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 32,949 $    - $         - $    - $         5
  Swaps                          249,997  1,809         923  1,677         831
  Written Options                182,793      -       1,425      -       1,337
  Purchased Options              143,793    274           -    229           -
Foreign Exchange Contracts:
  Swaps                            3,520      -           -      -           -
  Written Options                  5,732      -          18      -          24
  Purchased Options                7,214     32           -     70           -
  Commitments to Purchase
   and Sell Foreign Exchange      75,276    582         545    515         546
Debt Securities                        -  3,824          83  3,372         245
Credit Derivatives                 1,708      1           4      2           7
Equities                           2,023    110          90    126         116
                                         ------ ----------- ------ -----------
Total Trading Account                    $6,632 $     3,088 $5,991 $     3,111
                                         ====== =========== ====== ===========

                                       June 30, 2004           2004 Average
                                --------------------------- ------------------
                                Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 58,295 $    - $        15 $    - $        39
  Swaps                          208,624  1,816         853  1,282         201
  Written Options                169,638      -       1,178      -       1,183
  Purchased Options              100,969    206           -     99           -
Foreign Exchange Contracts:
  Swaps                            2,806      -           -      -           -
  Written Options                  8,732      -          15      -          21
  Purchased Options               10,783     50           -     51           -
  Commitments to Purchase
   and Sell Foreign Exchange      67,333    286         316    206         242
Debt Securities                        -    952          74  2,064          83
Credit Derivatives                 1,562      2           3      2           7
Equities                           1,602    150         122    158         112
                                         ------ ----------- ------ -----------
Total Trading Account                    $3,462 $     2,576 $3,862 $     1,888
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

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(Dollars in millions)                  2nd Quarter 2005               Year-to-date 2005
                                ---------------------------  ---------------------------  --------
                                Average   Minimum   Maximum  Average   Minimum   Maximum   6/30/05
                                -------   -------   -------  -------   -------   -------  --------
Interest rate                   $   2.7   $   1.9   $   4.6  $   2.8   $   1.9   $   4.6   $   2.3
Foreign Exchange                    2.8       1.6       4.1      1.9       0.4       4.1       2.3
Equity                              0.6       0.3       1.0      0.7       0.3       1.1       0.4
Credit Derivatives                  1.8       1.5       2.1      1.7       1.5       2.1       1.8
Diversification                    (1.4)       NM        NM     (1.4)       NM        NM      (1.0)
Overall Portfolio                   6.5       3.8       9.1      5.7       3.7       9.1       5.8


                                      2nd Quarter 2004                Year-to-date 2004
                                ---------------------------  ---------------------------  --------
                                Average   Minimum   Maximum  Average   Minimum   Maximum   6/30/04
                                -------   -------   -------  -------   -------   -------  --------
Interest rate                   $   5.2   $   3.0   $   7.8  $   4.8   $   2.2   $   7.8   $   3.0
Foreign Exchange                    1.0       0.4       3.1      1.0       0.4       3.1       2.3
Equity                              1.6       1.4       2.4      1.4       0.6       2.4       1.6
Credit Derivatives                  1.7       1.6       2.1      1.9       1.6       2.1       1.7
Diversification                    (1.9)       NM        NM     (1.3)       NM        NM      (3.0)
Overall Portfolio                   7.6       5.6      12.8      7.8       4.9      12.8       5.6

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

     During the first half of 2005, interest rate risk generated approximately 39% of average VAR, credit derivatives generated 24% of average VAR, foreign exchange accounted for 27% of average VAR, and equity generated 10% of average VAR. During the second quarter and first six months of 2005, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days on which the Company's trading revenues fell within particular ranges during the past year.

Distribution of Revenues
------------------------
                                         For the Quarter Ended
                            --------------------------------------------------
Revenue Range                6/30/05    3/31/05  12/31/04   9/30/04   6/30/04
                            --------------------------------------------------
(Dollars in millions)                    Number of Occurrences
----------------------      --------- --------- --------- ---------- ---------
Less than $(2.5)                 0         0         0          0         1
$(2.5)~ $ 0                      6         1         6         11        11
$ 0   ~ $ 2.5                   40        50        49         48        32
$ 2.5 ~ $ 5.0                   16        11         8          5        17
More than $5.0                   2         0         0          0         3

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

     An earnings simulation model is the primary tool used to assess changes in pre-tax net interest income. The model incorporates management's assumptions regarding interest rates, balance changes on core deposits, and changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. These assumptions are inherently uncertain, and, as a result, the earnings simulation model may not precisely estimate net interest income or the impact of higher or lower interest rates on net interest income. Actual results may differ from projected results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management's strategies, among other factors.

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

(Dollars in millions)                     June 30, 2005        March 31, 2005
                                             $         %         $        %
                                        --------- --------   ---------- ------
     +200 bp Ramp vs. Stable Rate      $     (15)  (0.74)%    $      5   0.26%
     +100 bp Ramp vs. Stable Rate              4    0.20            10   0.50
     -100 bp Ramp vs. Stable Rate            (17)  (0.84)          (25) (1.30)

     The 100+ basis point ramp scenario assumes short-term rates rise 25 basis points in each of the next four quarters, while the 200+ ramp scenario assumes a 50 basis point per quarter increase. The 100+ basis point scenario assumes a steepening of the yield curve with 10-year rates rising 113 basis points. The 200+ basis point scenario assumes a flattening of the yield curve with 10-year rates rising only 159 basis points. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

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

STATISTICAL INFORMATION

                                     THE BANK OF NEW YORK COMPANY, INC.
                        Average Balances and Rates on a Taxable Equivalent Basis
                                           (Dollars in millions)

                                              For the three months        For the three months
                                               ended June 30, 2005         ended June 30, 2004
                                         ----------------------------  ----------------------------
                                          Average             Average   Average             Average
                                          Balance   Interest   Rate     Balance   Interest   Rate
                                         --------   --------  -------  --------   --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                     $   9,182  $     67    2.91%  $  12,779  $     78    2.47%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           5,160        36    2.81       7,340        17    0.92
Margin Loans                                 6,341        62    3.93       6,495        35    2.18
Loans
 Domestic Offices                           22,719       261    4.62      22,236       209    3.79
 Foreign Offices                            10,141       106    4.19       8,947        62    2.80
                                         ---------  --------           ---------  --------
   Non-Margin Loans                         32,860       367    4.49      31,183       271    3.50
                                         ---------  --------           ---------  --------
Securities
 U.S. Government Obligations                   282         2    3.21         479         3    2.46
 U.S. Government Agency Obligations          3,804        38    3.95       4,008        33    3.27
 Obligations of States and
  Political Subdivisions                       211         4    7.24         235         5    7.96
 Other Securities                           20,422       206    4.04      18,163       158    3.45
 Trading Securities                          3,416        39    4.62       2,082         9    1.69
                                         ---------  --------           ---------  --------
   Total Securities                         28,135       289    4.12      24,967       208    3.30
                                         ---------  --------           ---------  --------
Total Interest-Earning Assets               81,678       821    4.04%     82,764       609    2.95%
                                                    --------                      --------
Allowance for Credit Losses                   (584)                         (629)
Cash and Due from Banks                      2,898                         2,842
Other Assets                                16,469                        15,396
                                         ---------                     ---------
   TOTAL ASSETS                          $ 100,461                     $ 100,373
                                         =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts              $   7,075  $     26    1.48%  $   6,864  $     12    0.68%
 Savings                                     8,939        24    1.10       9,357        15    0.66
 Certificates of Deposit
  $100,000 & Over                            3,065        24    3.10       3,917        12    1.21
 Other Time Deposits                           868         5    2.18         953         4    1.60
 Foreign Offices                            26,332       141    2.14      26,568        83    1.26
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Deposits           46,279       220    1.91      47,659       126    1.06
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                  1,152         7    2.58       1,612         3    0.68
Payables to Customers and Broker-Dealers     5,984        28    1.90       6,813        12    0.69
Other Borrowed Funds                         1,954        25    5.11       2,387         9    1.51
Long-Term Debt                               7,485        64    3.41       6,139        30    1.92
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Liabilities        62,854       344    2.20%     64,610       180    1.11%
                                                    --------                      --------
Noninterest-Bearing Deposits                15,260                        14,803
Other Liabilities                           13,022                        12,256
Common Shareholders' Equity                  9,325                         8,704
                                         ---------                     ---------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 100,461                     $ 100,373
                                         =========                     =========
Net Interest Earnings
 and Interest Rate Spread                           $    477    1.84%             $    429    1.84%
                                                    ========  =======             ========  =======
Net Yield on Interest-Earning Assets                            2.34%                         2.09%
                                                              =======                       =======


                                       THE BANK OF NEW YORK COMPANY, INC.
                          Average Balances and Rates on a Taxable Equivalent Basis
                                             (Dollars in millions)

                                                  For the six months         For the six months
                                                 ended June 30, 2005        ended June 30, 2004
                                             --------------------------  --------------------------
                                             Average            Average  Average            Average
                                             Balance  Interest   Rate    Balance  Interest   Rate
                                             -------  --------  -------  -------  --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                        $  9,502  $    138    2.93%  $12,235  $    147    2.41%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements             4,989        64    2.57     7,228        33    0.93
Margin Loans                                   6,374       117    3.70     6,337        69    2.18
Loans
 Domestic Offices                             22,429       507    4.56    21,655       264    2.46
 Foreign Offices                              10,221       201    3.97     9,074       125    2.77
                                            --------  --------          --------  --------
   Non-Margin Loans                           32,650       708    4.37    30,729       389    2.55
                                            --------  --------          --------  --------
Securities
 U.S. Government Obligations                     320         5    3.12       459         5    2.39
 U.S. Government Agency Obligations            3,554        69    3.85     4,154        68    3.25
 Obligations of States and
  Political Subdivisions                         205         7    7.29       241         8    6.73
 Other Securities                             20,054       392    3.91    18,039       311    3.46
 Trading Securities                            2,943        61    4.20     2,417        24    1.95
                                            --------  --------          --------  --------
   Total Securities                           27,076       534    3.95    25,310       416    3.29
                                            --------  --------          --------  --------
Total Interest-Earning Assets                 80,591     1,561    3.91%   81,839     1,054    2.59%
                                                      --------                    --------
Allowance for Credit Losses                     (586)                       (654)
Cash and Due from Banks                        3,528                       2,907
Other Assets                                  16,322                      15,934
                                            --------                    --------
   TOTAL ASSETS                             $ 99,855                    $100,026
                                            ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts                 $  6,996  $     47    1.37%  $ 6,736  $     23    0.68%
 Savings                                       8,920        45    1.02     9,253        31    0.66
 Certificates of Deposit
  $100,000 & Over                              2,973        42    2.85     3,952        24    1.23
 Other Time Deposits                             883         9    1.97       984         7    1.53
 Foreign Offices                              25,900       261    2.03    26,201       159    1.22
                                            --------  --------          --------  --------
  Total Interest-Bearing Deposits             45,672       404    1.78    47,126       244    1.04
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                    1,270        14    2.18     1,612         5    0.67
Other Borrowed Funds                           1,890        38    4.03     2,393        18    1.50
Payables to Customers and Broker-Dealers       6,184        53    1.73     6,893        24    0.71
Long-Term Debt                                 7,047       113    3.21     6,174        60    1.94
                                            --------  --------          --------  --------
  Total Interest-Bearing Liabilities          62,063       622    2.02%   64,198       351    1.10%
                                                      --------                    --------
Noninterest-Bearing Deposits                  15,389                      14,410
Other Liabilities                             13,090                      12,805
Common Shareholders' Equity                    9,313                       8,613
                                            --------                    --------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $ 99,855                    $100,026
                                            ========                    ========
Net Interest Earnings
 and Interest Rate Spread                             $    939    1.89%           $    703    1.49%
                                                      ========  =======           ========  =======
Net Yield on Interest-Earning Assets                              2.35%                       1.73%
                                                                =======                     =======

In 2004, excluding SFAS 13 Leveraged Lease adjustment, the rates on Domestic Office Loan and Non-Margin
Loans would have been 3.80% and 3.50%, respectively.  The Net Interest Rate Spread and Net Yield on
Interest-Earning Assets would have been 1.84% and 2.08%, respectively for the six months of 2004.

OTHER DEVELOPMENTS

     On July 1, 2005, the Company acquired Lynch, Jones & Ryan, Inc. ("LJR"), a subsidiary of Instinet Group. LJR is the pioneer and premier provider of commission recapture programs, with over 30 years experience in providing value-added trading services to institutional investors who comprise 1,400 plan sponsor funds, with more than $2.2 trillion in assets. LJR's headquarters are in New York, with regional offices in Chicago, Dallas, and San Francisco and a presence in London, Tokyo and Sydney. The acquisition of LJR bolsters the Company's position as the leading provider of agency brokerage and commission management services, and reinforces its long-standing commitment to the plan sponsor and institutional fund community around the world.

     In June 2005, the Company and Trust Company of Australia Ltd. (Trust) formed a joint venture that will provide securitization trustee and other agency-related services to Australian-based issuers of debt. The new company will combine Trust's strong local infrastructure and market presence with the Company's global experience and expertise to provide a wide range of trustee and agency services. The joint venture, based in Sydney, begin operating in early June 2005. The joint venture presents the Company with a significant opportunity to expand its footprint in Australia and to capitalize on the sizeable growth potential in the securitization market across a variety of asset classes.

     In July 2005, the Bank of New York and BHF-BANK established BHF BNY Securities Services GmbH as a jointly held subsidiary. Based in Frankfurt am Main, the new company will market Global Custody (Depotbank) services for German investment companies, and securities custody and settlement services for the national and international direct investments of institutional investors.

     In the second quarter of 2005, the Company sold its 28% equity investment in BNY Inter Maritime Bank, a Swiss private bank. The Company did not record a gain or loss on the sale.

     In July 2005, the Company signed a definitive agreement to acquire the bond administration business of Marshall & Ilsley Trust Company N.A., and M&I Marshall & Ilsley Bank (together, "M&I"), where they act as bond trustee, paying/fiscal agent master trustee, transfer agent and/or registrar. The transaction involves the acquisition of approximately 560 bond trusteeships and agency appointments, representing $4.8 billion of principal debt outstanding for an estimated 225 clients. The transaction is expected to close in the third quarter of 2005.

     In July 2005, the Company raised its quarterly dividend by 5% to 21 cents per share payable August 4, 2005 to shareholders of record on July 26, 2005.

     In July 2005, the Company announced that its board of directors has approved a new share buyback program, which authorizes the Company to purchase 20 million shares on the open market.

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

                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)
                                                        For the three months ended
                                             --------------------------------------------
                                             March 31, June 30, September 30, December 31, Year
                                                 2004     2004          2004         2004  2004
                                             --------- -------- ------------- ----------- ------
Interest Income
---------------
Loans                                        $     118 $    272   $      290    $    401  $1,080
Margin loans                                        34       35           40          48     156
Securities
  Taxable                                          181      180          181         197     741
  Exempt from Federal Income Taxes                  10       10           10          11      40
                                             --------- -------- ------------- ----------- ------
                                                   191      190          191         208     781
Deposits in Banks                                   68       78           77          81     305
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                           16       17           20          27      80
Trading Assets                                      14        9           11          17      51
                                             --------- -------- ------------- ----------- ------
    Total Interest Income                          441      601          629         782   2,453
                                             --------- -------- ------------- ----------- ------
Interest Expense
----------------
Deposits                                           118      126          139         164     548
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                        3        3            4           6      15
Other Borrowed Funds                                 9        9            9          25      52
Customer Payables                                   13       12           14          19      57
Long-Term Debt                                      30       30           35          41     136
                                             --------- -------- ------------- ----------- ------
    Total Interest Expense                         173      180          201         255     808
                                             --------- -------- ------------- ----------- ------
Net Interest Income                                268      421          428         527   1,645
-------------------
Provision for Credit Losses                         12       10            -          (7)     15
                                             --------- -------- ------------- ----------- ------
Net Interest Income After Provision
  for Credit Losses                                256      411          428         534   1,630
                                             --------- -------- ------------- ----------- ------
Noninterest Income
------------------
Servicing Fees
 Securities                                        716      716          685         742   2,858
 Global Payment Services                            79       83           84          71     317
                                             --------- -------- ------------- ----------- ------
                                                   795      799          769         813   3,175
Private Client Services and
  Asset Management Fees                            108      113          113         115     448
Service Charges and Fees                            96       93           98          98     385
Foreign Exchange and Other Trading Activities      106      100           67          90     364
Securities Gains                                    33       12           14          18      78
Other                                               82       39           38          42     200
                                             --------- -------- ------------- ----------- ------
    Total Noninterest Income                     1,220    1,156        1,099       1,176   4,650
                                             --------- -------- ------------- ----------- ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                     574      570          564         617   2,324
Net Occupancy                                       81       72           77          75     305
Furniture and Equipment                             51       51           51          51     204
Clearing                                            48       44           39          45     176
Sub-custodian Expenses                              22       22           21          22      87
Software                                            49       50           52          43     193
Communications                                      24       23           22          23      93
Amortization of Intangibles                          8        8            9           9      34
Other                                              156      172          164         212     706
                                             --------- -------- ------------- ----------- ------
    Total Noninterest Expense                    1,013    1,012          999       1,097   4,122
                                             --------- -------- ------------- ----------- ------
Income Before Income Taxes                         463      555          528         613   2,158
Income Taxes                                        99      184          174         262     718
                                             --------- -------- ------------- ----------- ------
Net Income                                   $     364 $    371   $      354    $    351  $1,440
----------                                   ========= ======== ============= =========== ======
Per Common Share Data:
----------------------
   Basic Earnings                            $    0.47 $   0.48   $     0.46    $   0.45  $ 1.87
   Diluted Earnings                               0.47     0.48         0.46        0.45    1.85
   Cash Dividends Paid                            0.19     0.20         0.20        0.20    0.79
Diluted Shares Outstanding                         778      779          778         780     778
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
------------------------------------------------------------------------------------------------

Other 2004 Developments

     Other First Quarter Developments in 2004 are summarized in the following table:


(In millions)
                              Income Statement    Pre-Tax         After-Tax
Item                              Caption          Income   Tax    Income
----------------------------  ----------------    -------  -----  ---------
Net Interest Income
---------------------
SFAS 13 cumulative
 lease adjustment -            Net Interest
 (leasing portfolio)             Income            $  (145) $ 113  $    (32)

Noninterest Income
--------------------
Gain on sale of Wing Hang      Other Income             48    (21)       27

Gain on sponsor fund
 investments                   Securities
                                 Gains                  19     (7)       12

Subtotal-Noninterest                               -------  -----  --------
 Income                                                 67    (28)       39

Noninterest Expense
---------------------
Severance tied to              Salaries and
 relocations                     Employee Benefits     (10)     4        (6)

Lease terminations             Net Occupancy            (8)     3        (5)

Subtotal-Noninterest                               -------  -----  --------
 Expense                                               (18)     7       (11)

                                                   -------  -----  --------
Total                                              $   (96) $  92  $     (4)
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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

     The information presented with respect to, among other things, earnings and revenue outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, future loan losses, the Company's plans, objectives and strategies is forward-looking information. Forward-looking statements are the Company's current estimates or expectations of future events or future results.

     The Company or its executive officers and directors on behalf of the Company, may from time to time make forward-looking statements. When used in this report, any press release or oral statements, the words "estimate, " "forecast," "project," "anticipate," "target," "expect," "intend," "think," "continue," "seek," "believe," "plan," "goal," "could," "should," "may," "will," "strategy," and words of similar meaning are intended to identify forward-looking statements in addition to statements specifically identified as forward-looking statements.

     Forward-looking statements, including the Company's discussions and projections of future results of operations and discussions of future plans contained in Management's Discussion and Analysis and elsewhere in this Form 10-Q, are based on management's current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward-looking statements could be affected by a number of factors, some of which by their nature are dynamic and subject to rapid and possibly abrupt changes which the Company is necessarily unable to predict with accuracy, including:

General Business and Economic Conditions and Internal Operations - Disruptions in general economic activity in the United States or abroad to the Company's operational functions or to financial market settlement functions. The economic and other effects of the continuing threat of terrorist activity following the WTC disaster and subsequent U.S. military actions. Changes in customer credit quality, future changes in interest rates, actual and assumed rates of return on pension assets, inflation, rising employee benefit expenses, the effectiveness of management's efforts to control expenses, general credit quality, the levels of economic, capital market, and merger and acquisition activity, consumer behavior, government monetary policy, competition, credit, market and operating risk, and loan demand. The performance of the domestic economy, international economic markets, technological, regulatory and structural changes in the Company's industry, market demand for the Company's products and services, continuation of the trend to investment management outsourcing, the savings rate of individuals, growth of worldwide financial assets, continued globalization of investment activity, and future global political, economic, business and market conditions. Variations in management projections, methodologies used by management to set adequate reserve levels for expected and contingent liabilities, evaluate risk or market forecasts and the actions that management could take in response to these changes.

Continuation of favorable global trends - The Company's businesses benefit from certain global trends, such as the growth of financial assets, creation of new securities, financial services industry consolidation, rapid technological change, globalization of investment activities, structural changes to financial markets, shortened settlement cycles, straight-through processing requirements, and increased demand for outsourcing. These long-term trends all increase the demand for the Company's products and services around the world. However, in the near term, uncertainty surrounding recently adopted regulations and potential legislative and regulatory changes in the securities industry, as well as investigations by various federal and state regulatory agencies, the Department of Justice and state attorney generals, could have an adverse effect on investment activity and the Company.

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

Access to liquidity - If the Company should experience limitations on its access to the funds markets, arising from a loss of confidence of debt purchasers or counterparties in the funds markets in general or the Company in particular, it would adversely affect the Company.

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

Reputational and legal risk - Adverse publicity and damage to the Company's reputation arising from its failure or perceived failure to comply with legal and regulatory requirements, financial reporting irregularities involving other large and well known companies and regulatory investigations of the mutual fund industry could affect the Company's ability to attract and retain customers, maintain access to the capital markets or result in suits, enforcement actions, fines and penalties.

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

     The Company has entered into investments that produce synthetic fuel from coal byproducts. Section 29 of the Internal Revenue code provides a tax credit for these types of transactions. The amount of the credit is dependent on the amount of coal produced by these investments. Coal production can be impacted by mine, workforce, transportation, and weather conditions among other factors. The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel produced in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified, inflation-adjusted price range.

     The Company estimates that the 2005 phase-out would begin if the entire calendar year 2005 reference prices average above $52 (which corresponds to popularly published spot prices of $56) and the credit would be fully phased out at $65 (which corresponds to popularly published spot prices of $69).

     If the Reference Price of a barrel of oil in 2005 or future years exceeds the applicable phase-out threshold for those years, the tax credits generated by the synthetic fuel facilities in those years could be reduced or eliminated.

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

Accounting Principles - Changes in generally accepted accounting principles in the United States that are applicable to the Company could have an impact on the Company's reported results of operations even though they do not have an economic impact on the Company's business.

                                     *  *  *

     This is not an exhaustive list and as a result of variations in any of these factors, actual results may differ materially from any forward-looking statements.

     Forward-looking statements speak only as of the date they are made. The Company will not update forward-looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward-looking statement was made.

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

                                   THE BANK OF NEW YORK COMPANY, INC.
                                      Consolidated Balance Sheets
                            (Dollars in millions, except per share amounts)
                                             (Unaudited)
                                                           June 30, 2005       December 31, 2004
                                                      ------------------       -----------------
Assets
------
Cash and Due from Banks                               $            2,957       $           3,886
Interest-Bearing Deposits in Banks                                 7,061                   8,192
Securities
  Held-to-Maturity (fair value of $2,179 in 2005
    and $1,873 in 2004)                                            2,183                   1,886
  Available-for-Sale                                              23,596                  21,916
                                                      ------------------       -----------------
    Total Securities                                              25,779                  23,802
Trading Assets at Fair Value                                       6,632                   4,627
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                          7,194                   5,708
Loans (less allowance for loan losses of $562 in 2005
  and $591 in 2004)                                               40,119                  35,190
Premises and Equipment                                             1,050                   1,097
Due from Customers on Acceptances                                    120                     137
Accrued Interest Receivable                                          331                     285
Goodwill                                                           3,492                   3,477
Intangible Assets                                                    785                     793
Other Assets                                                       7,543                   7,335
                                                      ------------------       -----------------
     Total Assets                                     $          103,063       $          94,529
                                                      ==================       =================
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)   $           18,485       $          17,442
 Interest-Bearing
   Domestic Offices                                               19,898                  18,692
   Foreign Offices                                                25,614                  22,587
                                                      ------------------       -----------------
     Total Deposits                                               63,997                  58,721
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                 1,415                   1,205
Trading Liabilities                                                3,088                   2,873
Payables to Customers and Broker-Dealers                           8,647                   8,664
Other Borrowed Funds                                               1,058                     533
Acceptances Outstanding                                              121                     139
Accrued Taxes and Other Expenses                                   4,442                   4,452
Accrued Interest Payable                                             123                     113
Other Liabilities (including allowance for
  lending-related commitments of
  $148 in 2005 and $145 in 2004)                                   3,115                   2,418
Long-Term Debt                                                     7,586                   6,121
                                                      ------------------       -----------------
     Total Liabilities                                            93,592                  85,239
                                                      ------------------       -----------------
Shareholders' Equity
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,047,761,908 shares in 2005 and
  1,044,841,603 shares in 2004                                     7,858                   7,836
 Additional Capital                                                1,820                   1,790
 Retained Earnings                                                 6,618                   6,162
 Accumulated Other Comprehensive Income                              (24)                     (6)
                                                      ------------------       -----------------
                                                                  16,272                  15,782
 Less: Treasury Stock (276,660,662 shares in 2005
        and 266,720,629 shares in 2004), at cost                   6,791                   6,492
       Loan to ESOP (305,261 shares in 2005), at cost                 10                       -
                                                      ------------------       -----------------
     Total Shareholders' Equity                                    9,471                   9,290
                                                      ------------------       -----------------
     Total Liabilities and Shareholders' Equity       $          103,063       $          94,529
                                                      ==================       =================
------------------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)
                                                               For the three         For the six
                                                                months ended         months ended
                                                                  June 30,             June 30,
                                                              2005       2004       2005      2004
                                                             ------     ------     ------    ------
Interest Income
---------------
Loans                                                        $  367     $  272     $  708    $  389
Margin loans                                                     62         35        117        69
Securities
  Taxable                                                       233        180        440       360
  Exempt from Federal Income Taxes                               10         10         19        19
                                                             ------     ------     ------    ------
                                                                243        190        459       379
Deposits in Banks                                                67         78        138       147
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                        36         17         64        33
Trading Assets                                                   39          9         61        23
                                                             ------     ------     ------    ------
    Total Interest Income                                       814        601      1,547     1,040
                                                             ------     ------     ------    ------
Interest Expense
----------------
Deposits                                                        220        126        404       244
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                     7          3         14         5
Other Borrowed Funds                                             25          9         38        18
Customer Payables                                                28         12         53        24
Long-Term Debt                                                   64         30        113        60
                                                             ------     ------     ------    ------
    Total Interest Expense                                      344        180        622       351
                                                             ------     ------     ------    ------
Net Interest Income                                             470        421        925       689
-------------------
Provision for Credit Losses                                       5         10         (5)       22
                                                             ------     ------     ------    ------
Net Interest Income After Provision for Credit Losses           465        411        930       667
                                                             ------     ------     ------    ------
Noninterest Income
------------------
Servicing Fees
 Securities                                                     776        716      1,527     1,432
 Global Payment Services                                         76         83        151       162
                                                             ------     ------     ------    ------
                                                                852        799      1,678     1,594
Private Client Services and Asset Management Fees               122        113        243       221
Service Charges and Fees                                        103         93        195       189
Foreign Exchange and Other Trading Activities                   103        100        199       206
Securities Gains                                                 23         12         35        45
Other                                                            53         39         84       121
                                                             ------     ------     ------    ------
    Total Noninterest Income                                  1,256      1,156      2,434     2,376
                                                             ------     ------     ------    ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                  640        570      1,258     1,144
Net Occupancy                                                    82         72        160       153
Furniture and Equipment                                          51         51        103       102
Clearing                                                         42         44         88        92
Sub-custodian Expenses                                           24         22         47        44
Software                                                         55         50        108        99
Communications                                                   22         23         45        47
Amortization of Intangibles                                      10          8         18        16
Other                                                           197        172        373       328
                                                             ------     ------     ------    ------
    Total Noninterest Expense                                 1,123      1,012      2,200     2,025
                                                             ------     ------     ------    ------
Income Before Income Taxes                                      598        555      1,164     1,018
Income Taxes                                                    200        184        387       283
                                                             ------     ------     ------    ------
Net Income                                                   $  398     $  371     $  777    $  735
----------                                                   ======     ======     ======    ======
Per Common Share Data:
----------------------
   Basic Earnings                                            $ 0.52     $ 0.48     $ 1.01    $ 0.95
   Diluted Earnings                                            0.52       0.48       1.00      0.94
   Cash Dividends Paid                                         0.20       0.20       0.40      0.39
Diluted Shares Outstanding                                      772        779        775       778
-----------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

                          THE BANK OF NEW YORK COMPANY, INC.
              Consolidated Statement of Changes in Shareholders' Equity
                        For the six months ended June 30, 2005
                                 (Dollars in millions)
                                      (Unaudited)

Common Stock
Balance, January 1                                                            $       7,836
  Issuances in Connection with Employee Benefit Plans                                    22
                                                                              -------------
Balance, June 30                                                                      7,858
                                                                              -------------
Additional Capital
Balance, January 1                                                                    1,790
  Issuances in Connection with Employee Benefit Plans                                    69
  Stock Rights Redemption                                                               (39)
                                                                              -------------
Balance, June 30                                                                      1,820
                                                                              -------------
Retained Earnings
Balance, January 1                                                                    6,162
  Net Income                                                    $       777             777
  Cash Dividends on Common Stock                                                       (321)
                                                                              -------------
Balance, June 30                                                                      6,618
                                                                              -------------
Accumulated Other Comprehensive Income

Balance, January 1                                                                       (6)
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(7) million                                    (11)            (11)
      Reclassification Adjustment, Net of Taxes of $2 million             3               3
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(1) million                                    (14)            (14)
      Net Unrealized Derivative Gains on Cash Flow Hedges,
        Net of Taxes of $2 million                                        5               5
      Minimum Pension Liability Adjustment,
        Net of Taxes of $(1) million                                     (1)             (1)
                                                                 -----------   -------------
Balance, June 30                                                                        (24)

Total Comprehensive Income                                      $       759
                                                                ===========
Less Treasury Stock
Balance, January 1                                                                    6,492
  Issued                                                                                (29)
  Acquired                                                                              328
                                                                              -------------
Balance, June 30                                                                      6,791
                                                                              -------------
Less Loan to ESOP
Balance, January 1                                                                        -
  Loan to ESOP                                                                           10
                                                                              -------------
Balance, June 30                                                                         10
                                                                              -------------
Total Shareholders' Equity, June 30, 2005                                     $       9,471
                                                                              =============

-------------------------------------------------------------------------------------------

Comprehensive Income for the three months ended June 30, 2005 and 2004 was $461 million and $160 million.
Comprehensive Income for the six months ended June 30, 2005 and 2004 was $759 million and $610 million.

See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                               (Dollars in millions)
                                    (Unaudited)

                                                           For the six months
                                                               ended June 30,
                                                              2005       2004
                                                            --------   --------
Operating Activities
Net Income                                                  $    777   $    735
Adjustments to Determine Net Cash Attributable to
 Operating Activities:
  Provision for Credit Losses
    and Losses on Other Real Estate                               (5)        22
  Depreciation and Amortization                                  281        234
  Deferred Income Taxes                                          131         21
  Securities Gains                                               (35)       (45)
  Change in Trading Activities                                (1,977)     2,034
  Change in Accruals and Other, Net                              110        431
                                                            --------   --------
Net Cash (Used for) Provided by Operating Activities            (718)     3,432
                                                            --------   --------
Investing Activities
Change in Interest-Bearing Deposits in Banks                     623     (2,377)
Change in Margin Loans                                             4       (402)
Purchases of Securities Held-to-Maturity                        (480)      (946)
Paydowns of Securities Held-to-Maturity                          155        105
Maturities of Securities Held-to-Maturity                         23          -
Purchases of Securities Available-for-Sale                    (8,402)    (7,377)
Sales of Securities Available-for-Sale                         2,083      2,318
Paydowns of Securities Available-for-Sale                      3,160      4,446
Maturities of Securities Available-for-Sale                    1,315      1,162
Net Principal Received (Disbursed) on Loans to Customers      (5,376)    (1,949)
Sales of Loans and Other Real Estate                             126         51
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                           (1,486)    (3,262)
Purchases of Premises and Equipment                              (42)      (130)
Acquisitions, Net of Cash Acquired                               (70)       (87)
Proceeds from the Sale of Premises and Equipment                   -          6
Other, Net                                                        19          8
                                                            --------   --------
Net Cash Used for Investing Activities                        (8,348)    (8,434)
                                                            --------   --------
Financing Activities
Change in Deposits                                             6,243      4,770
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                               210        276
Change in Payables to Customers and Broker-Dealers               (17)      (753)
Change in Other Borrowed Funds                                   536        380
Proceeds from the Issuance of Long-Term Debt                   1,538        107
Repayments of Long-Term Debt                                    (102)      (101)
Issuance of Common Stock                                          81         95
Treasury Stock Acquired                                         (338)       (47)
Cash Dividends Paid                                             (321)      (301)
                                                            --------   --------
Net Cash Provided by Financing Activities                      7,830      4,426
                                                            --------   --------
Effect of Exchange Rate Changes on Cash                          307       (165)
                                                            --------   --------
Change in Cash and Due From Banks                               (929)      (741)
Cash and Due from Banks at Beginning of Period                 3,886      3,843
                                                            --------   --------
Cash and Due from Banks at End of Period                    $  2,957   $  3,102
                                                            ========   ========
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                                $    612   $    298
    Income Taxes                                                 140        246
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                            -          -
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

     During the first six months ended June 30, 2005, approximately 6 million options were granted. In the second quarter and first six months of 2005, the Company recorded $13 million and $23 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(Dollars in millions,                        Second Quarter    Year-to-date
  except per share amounts)                   2005    2004     2005    2004
                                             ------ -------   ------  ------
Reported net income                          $  398  $  371   $  777  $  735
Stock based employee compensation costs,
 using prospective method, net of tax             8       6       14      11
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                     (11)    (14)     (21)    (30)
                                             ------ -------   ------  ------
Pro forma net income                         $  395  $  363   $  770  $  716
                                             ======  ======   ======  ======

Reported diluted earnings per share          $ 0.52  $ 0.48   $ 1.00  $ 0.94
Impact on diluted earnings per share              -   (0.01)   (0.01)  (0.02)
                                             ------ -------   ------  ------
Pro forma diluted earnings per share         $ 0.52  $ 0.47   $ 0.99  $ 0.92
                                             ======  ======   ======  ======

     The fair value of options granted in 2005 and 2004 were estimated at the grant date using the following weighted average assumptions:

                                               Second Quarter    Year-to-date
                                                2005    2004     2005    2004
                                               ------ -------   ------  ------
Dividend yield                                  2.95%   2.50%    2.77%   2.50%
Expected volatility                            25.00   25.10    25.21   25.00
Risk free interest rates                        3.94    3.73     4.18    2.60
Expected options lives                          5       5        5       5

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


     In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delaying the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. Such guidance was also issued in September 2004 in the form of proposed FSP EITF Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1" (FSP EITF 03-1-a). At its July 2005 meeting, the FASB decided that they will issue proposed FSP EITF 03-1-a as final. The final FSP, to be re-titled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", requires that a) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings, b) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads, c) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security, and d) defines when a change in a company's assertion for one security would not call into question assertions made for other impaired securities. The final FSP is expected to be issued in August 2005 and become effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not expect the adoption of the final standard will have a significant impact on its financial condition or results of operations.

     The FASB has issued an exposure draft revising the accounting guidance under SFAS 13 surrounding leveraged leases. The exposure draft modifies existing interpretations of SFAS 13 and associated industry practice. As a result, a settlement of the tax matters associated with the Company's structured leasing investments (see "Commitments and Contingencies" footnote) could result in a material one-time charge to earnings related to a change in the timing of the lease cash flows. However, an amount approximating this one-time charge would be recognized into income over the remaining term of the affected leases. The FASB has indicated it would like to issue a final pronouncement by end of 2005.

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

     SFAS 123(R) may be adopted using one of two methods: (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or
(b) prior interim periods of the year of adoption. The Company expects to adopt SFAS 123(R) using the "modified prospective" method.

     The Company adopted the fair value method of accounting for stock-based compensation prospectively as of January 1, 2003. By January 1, 2006, the Company will be amortizing all of its unvested stock option grants. Certain of the Company's stock compensation grants vest when the employee retires. SFAS 123(R) will require the completion of expensing of new grants with this feature by the first date the employee is eligible to retire. Currently, the Company generally expense these grants over their stated vesting period.

     The Company is currently evaluating the impact of adopting SFAS 123(R).

     In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions". The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The proposed Interpretation requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on the Company's consolidated financial statements.

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

     The Company has announced 4 acquisitions in 2005. The total acquisition cost in the second quarter and first six months of 2005 was $3 million and $11 million, paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill and the tax-deductible portion of goodwill related to acquisitions in the second quarter and first six months of 2005 was zero. At June 30, 2005, the Company was liable for potential contingent payments related to acquisitions in the amount of $191 million. During the second quarter and the first six months of 2005, the Company paid or accrued $25 million and $34 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2005 acquisitions is not material to year-to-date 2005 net income

2005
----

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

    In March 2005, the Company acquired the execution and commission management services of Boston Institutional Services ("BIS"). Under the terms of the agreement, the Company will assume BIS's client relationships for its execution and commission management business.

     In July 2005, the Company acquired Lynch, Jones & Ryan, Inc. ("LJR"), a subsidiary of Instinet Group. LJR is the pioneer and premier provider of commission recapture programs, with over 30 years experience in providing value-added trading services to institutional investors who comprise 1,400 plan sponsor funds, with more than $2.2 trillion in assets. The Company's headquarters are in New York, with regional offices in Chicago, Dallas, and San Francisco and a presence in London, Tokyo and Sydney. The acquisition of LJR bolsters the Company's position as a leading provider of agency brokerage and commission management services, and reinforces its long-standing commitment to the plan sponsor and institutional fund community around the world.

     In June 2005, the Company and Trust Company of Australia Ltd. (Trust) formed a joint venture that will provide securitization trustee and other agency-related services to Australian-based issuers of debt. The new company will combine Trust's strong local infrastructure and market presence with the Company's global experience and expertise to provide a wide range of trustee and agency services. The joint venture, based in Sydney, begin operating in early June 2005. The joint venture presents the Company with a significant opportunity to expand its footprint in Australia and to capitalize on the sizeable growth potential in the securitization market across a variety of asset classes.

     In July 2005, the Bank of New York and BHF-BANK established BHF BNY Securities Services GmbH as a jointly held subsidiary. Based in Frankfurt am Main, the new company will market Global Custody (Depotbank) services for German investment companies, and securities custody and settlement services for the national and international direct investments of institutional investors.

     In July 2005, the Company signed a definitive agreement to acquire the bond administration business of Marshall & Ilsley Trust Company N.A., and M&I Marshall & Ilsley Bank (together, "M&I"), where they act as bond trustee, paying/fiscal agent, master trustee, transfer agent and/or registrar. The transaction involves the acquisition of approximately 560 bond trusteeships and agency appointments, representing $4.8 billion of principal debt outstanding for an estimated 225 clients. The transaction is expected to close in the third quarter of 2005.


4.  Goodwill and Intangibles
    ------------------------

     Goodwill by business segment is as follows:

(In millions)
                                            June 30, 2005    December 31, 2004
                                       ------------------    -----------------
 Servicing and
  Fiduciary Businesses                      $       3,352      $         3,337
 Corporate Banking                                     31                   31
 Retail Banking                                       109                  109
 Financial Markets                                      -                    -
                                       ------------------    -----------------
Consolidated Total                          $       3,492      $         3,477
                                       ==================    =================

     The Company's business segments are tested annually for goodwill impairment.

Intangible Assets
-----------------

                                       June 30, 2005                        December 31, 2004
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade Names           $    370  $        -  $    370 Indefinite Life  $    370  $        -  $    370
Customer Relationships     483         (80)      403        17             474         (65)      409
Other Intangible
   Assets                   28         (16)       12         6              41         (27)       14

     The aggregate amortization expense of intangibles was $10 million and $8 million for the quarters ended June 30, 2005 and 2004, respectively. The aggregate amortization expense of intangibles was $18 million and $16 million
for the six months ended June 30, 2005 and 2004, respectively.   Estimated
amortization expense for the next five years is as follows:

                                         For the Year Ended        Amortization
(In millions)                                   December 31,            Expense
                                         ------------------        ------------
                                                 2005                       $39
                                                 2006                        39
                                                 2007                        37
                                                 2008                        36
                                                 2009                        32

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

     Transactions in the allowance for credit losses are summarized as follows:

(In millions)                         Three Months Ended June 30, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------

Balance, Beginning of Period      $      583     $        133     $      716
  Charge-Offs                            (15)               -            (15)
  Recoveries                               4                -              4
                               --------------  ---------------  -------------
  Net Charge-Offs                        (11)               -            (11)
  Provision                              (10)              15              5
                               --------------  ---------------  -------------
Balance, End of Period            $      562     $        148     $      710
                               ==============  ===============  =============

(In millions)                         Three Months Ended June 30, 2004
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------

Balance, Beginning of Period      $      632     $        158     $      790
  Charge-Offs                            (27)               -            (27)
  Recoveries                               2                -              2
                               --------------  ---------------  -------------
  Net Charge-Offs                        (25)               -            (25)
  Provision                               (9)              19             10
                               --------------  ---------------  -------------
Balance, End of Period            $      598     $        177     $      775
                               ==============  ===============  =============

(In millions)                         Six Months Ended June 30, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------

Balance, Beginning of Period      $      591     $        145     $      736
  Charge-Offs                            (26)               -            (26)
  Recoveries                               5                -              5
                               --------------  ---------------  -------------
  Net Charge-Offs                        (21)               -            (21)
  Provision                               (8)               3             (5)
                               --------------  ---------------  -------------
Balance, End of Period            $      562     $        148     $      710
                               ==============  ===============  =============

(In millions)                         Six Months Ended June 30, 2004
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------

Balance, Beginning of Period      $      668     $        136     $      804
  Charge-Offs                            (56)               -            (56)
  Recoveries                               5                -              5
                               --------------  ---------------  -------------
  Net Charge-Offs                        (51)               -            (51)
  Provision                              (19)              41             22
                               --------------  ---------------  -------------
Balance, End of Period            $      598     $        177     $      775
                               ==============  ===============  =============

6.  Capital Transactions
    --------------------

     The Company has 5 million authorized shares of Class A preferred stock having a par value of $2.00 per share. At June 30, 2005 and December 31, 2004, 3,000 shares were outstanding.

     During the quarter ended June 30, 2005, the Company issued $83 million subordinated debt qualifying as Tier II capital.

     At June 30, 2005, the Company had registration statements with a remaining capacity of approximately $1.8 billion of debt, preferred stock, preferred trust securities, or common stock.


7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:


(Dollars in millions,                  Three Months Ended    Six Months Ended
 except per share amounts)                   June 30,             June 30,
                                       ---------------------------------------
                                         2005      2004       2005      2004
                                       --------  --------   --------  --------
Net Income (1)                         $    398  $    371   $    777  $    735
                                       ========  ========   ========  ========
Basic Weighted Average
  Shares Outstanding                        765       772        768       771
Shares Issuable Due to
  Employee Stock Compensation                 7         7          7         7
                                       --------  --------   --------  --------
Diluted Weighted Average
  Shares Outstanding                        772       779        775       778
                                       ========  ========   ========  ========

Basic Earnings Per Share:              $   0.52  $   0.48   $   1.01  $   0.95
Diluted Earnings Per Share:                0.52      0.48       1.00      0.94

(1) Net Income, net income available to common shareholders and diluted net income are the same for all periods presented.

8.   Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:

                                          Pension Benefits                    Healthcare Benefits
                             -------------------------------------- ------------------------------------
                             Three Months Ended  Six Months Ended    Three Months Ended Six Months Ended
                                  June 30,          June 30,              June 30,         June 30,
                             --------------------------------------- ------------------ ----------------
                             Domestic   Foreign  Domestic   Foreign
                             --------- --------- --------- ---------
(In millions)                2005 2004 2005 2004 2005 2004 2005 2004   2005      2004     2005     2004
---------------------        ---- ---- ---- ---- ---- ---- ---- ---- --------  -------- --------  ------
Net Periodic Cost (Income)
 Service Cost                $ 16 $ 12 $  2 $  2 $ 32 $ 24 $  4 $  4  $     -  $      - $      -  $    -
 Interest Cost                 14   13    2    2   28   26    5    4        2         3        4       6
 Expected Return on Assets    (30) (33)  (3)  (2) (60) (66)  (6)  (4)      (2)       (2)      (4)     (4)
 Other                          4    1    1    1    9    2    1    2        2         2        4       4
                             ---- ---- ---- ---- ---- ---- ---- ----  -------  --------  -------  ------
Net Periodic Cost (Income)   $  4 $ (7)$  2 $  3 $  9 $(14)$  4 $  6  $     2  $      3  $     4  $    6
                             ==== ==== ==== ==== ==== ==== ==== ====  =======  ========  =======  ======


9.   Income Taxes

     The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:
                                                        Six months ended
                                                            June 30,
                                                        ----------------
                                                          2005     2004
                                                         ------    -----
Federal Rate                                              35.0%    35.0%
State and Local Income Taxes,
  Net of Federal Income Tax Benefit                        3.7     (2.6)
Nondeductible Expenses                                     0.2      0.2
Credit for Synthetic Fuel Investments                     (1.7)    (1.2)
Credit for Low-Income Housing Investments                 (2.0)    (2.0)
Tax-Exempt Income From Municipal Securities               (0.2)    (0.2)
Other Tax-Exempt Income                                   (1.1)    (1.2)
Foreign Operations                                         0.1      0.8
Leveraged Lease Portfolio                                 (0.2)    (0.7)
Tax Reserve - LILO Exposure                                0.2      0.5
Other - Net                                               (0.7)    (0.8)
                                                         ------   ------
Effective Rate                                            33.3%    27.8%
                                                         ======   ======

10.  Commitments and Contingent Liabilities
     --------------------------------------

     In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at June 30, 2005 and December 31, 2004 follows:

Off-Balance-Sheet Credit Risks
------------------------------

                                                        June 30,  December 31,
(In millions)                                               2005          2004
-----------------------------------                 ------------   -----------
Lending Commitments                                 $     34,662   $    34,834
Standby Letters of Credit, net                             9,757         9,507
Commercial Letters of Credit                               1,448         1,264
Securities Lending Indemnifications                      281,668       232,025

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Securities lending transactions are generally entered into only with highly-rated counterparties. At June 30, 2005 and December 31, 2004, securities lending indemnifications were secured by collateral of $288.2 billion and $233.0 billion.

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

     Standby letters of credit principally support corporate obligations and include $0.9 billion and $0.5 billion that were collateralized with cash and securities on June 30, 2005 and December 31, 2004. At June 30, 2005, approximately $6.8 billion of the standbys will expire within one year, and the balance between one to five years.

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

     Beginning in the fourth quarter of 2004, the Company had several appellate conferences with the IRS related to the Company's cross-border leveraged lease transactions. Negotiations have continued during the first half of 2005. Based on these negotiations, the Company believes it is likely it will settle the proposed IRS tax adjustments relating to transactions closed in 1996 and 1997. However, negotiations are not final and it remains possible that the matter will be litigated. The Company's 1998 leveraged lease transactions are in a later audit cycle and thus are unlikely to be part of any settlement of the 1996 and 1997 leases. However, the Company believes that a comparable settlement for 1998 will ultimately be possible given the similarity between these leases and the earlier leases.

     On February 11, 2005, the IRS released Notice 2005-13 which identified certain lease investments known as "SILOs" as potentially subject to IRS challenge. The Company believes that certain of its lease investments entered into between 1999 and 2004 may be consistent with transactions described in the notice. In response, the Company is reviewing its lease portfolio and evaluating the technical merits of the IRS' position. Although it is likely the IRS will challenge the tax benefits associated with these leases, the Company remains confident that its leases complied with statutory, administration and judicial authority existing at that time.

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

     See discussion of contingent legal matters in the "Legal Proceedings" section.

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of June 30, 2005, The Bank of New York Company, Inc. had
770,795,985 shares of common stock ($7.50 par value) outstanding.

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

               Cross-reference                                      Page(s)
---------------------------------------------------------------------------

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

                Consolidated Balance Sheets as of
                  June 30, 2005 and December 31, 2004                   51

               Consolidated Statements of Income for
                 the three months and six months ended
                 June 30, 2005 and 2004                                 52

               Consolidated Statement of Changes in
                 Shareholders' Equity for the six months
                 ended June 30, 2005                                    53

               Consolidated Statement of Cash Flows
                 for the six months ended June 30, 2005 and 2004        54

               Notes to Consolidated Financial Statements          55 - 65

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      2 - 50

Item 3         Quantitative and Qualitative Disclosures
                 About Market Risk                                 38 - 40

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company's Disclosure Committee, whose members include the Chief Executive Officer and Chief Financial Officer, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in its SEC reports is timely recorded, processed, summarized and reported. In addition, the Company has established a Code of Conduct designed to provide a statement of the values and ethical standards to which the Company requires its employees and directors to adhere. The Code of Conduct provides the framework for maintaining the highest possible standards of professional conduct. The Company also maintains an ethics hotline for employees.

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

    In the ordinary course of business, the Company may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. However, there have not been any changes in the Company's internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these legal actions.

     The Company continues to cooperate with the previously disclosed investigation by law enforcement authorities, principally by The United States Attorney's Office for the Southern District of New York (the "SDNY"), into funds transfer activities in certain accounts at the Bank, primarily involving wire transfers from Russian and other sources in Eastern Europe, as well as certain other matters involving the Bank and its affiliates. The SDNY has proposed to resolve its investigation through an agreement between the Bank and the SDNY. The Bank is reviewing the SDNY's proposal. There can be no assurance that an agreement will be reached.

     As previously disclosed, the U.S. Attorney's office for the Eastern District of New York (the "EDNY") is conducting an investigation of an alleged fraudulent scheme by RW Professional Leasing Services Corp. ("RW"), a former customer of a Long Island branch of the Bank. The Bank continues to cooperate fully with the investigation. The EDNY has proposed to resolve its investigation through an agreement between the Bank and the EDNY. While the Company expects to reach an agreement with the EDNY, there can be no assurance that such an agreement will be reached.

     The Company is broadly involved in the mutual fund industry, and various governmental and self-regulatory agencies have sought documents and other information from it in connection with investigations relating to that industry. The Company is cooperating with these investigations. One of these investigations, by the U.S. Securities and Exchange Commission ("SEC"), concerns the relationship between: (1) the BNY Hamilton Funds, Inc., a family of mutual funds; (2) the Company, which acts as the investment adviser to the Hamilton Funds and provides certain other services; and (3) a third-party service provider that acts as administrator and principal underwriter of the Hamilton Funds. This investigation principally concerns the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds. Another SEC investigation has focused on possible market-timing transactions cleared by Pershing LLC ("Pershing"), a wholly owned subsidiary of the Company, for Mutuals.com and other introducing brokers.

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

     As previously disclosed, the SEC has sought documents and other information from the Company in connection with investigations relating to its issuer services business. The Company continues to cooperate with these investigations. Those investigations have focused primarily on (i) the Company's role as transfer agent on behalf of equity issuers in the United States and the process used by the Company's stock transfer division to search for lost security holders of its issuer clients; and (ii) the Company's role as auction agent in connection with auction rate securities issued by various issuers. The Company has entered into settlement negotiations with the SEC staff concerning the transfer agent investigation and believes that these discussions will result in a resolution of this investigation. There can be no assurance that a settlement will be reached.

Item 2.  Changes in Securities, Use of Proceeds, and
----------------------------------------------------
           Issuer Purchases of Equity Securities
           -------------------------------------

     Shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

     (a) On June 15, 2005, 9,600 shares of common stock were issued to serving non-employee directors as part of their annual retainer.

     (c) Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the second quarter of 2005.

Issuer Purchases of Equity Securities
-------------------------------------
                                         Total Number         Maximum
                  Total      Average       of Shares     Number of Shares
                  Number      Price       Purchased as      That May be
Period          of Shares      Paid         Part of         Repurchased
                Purchased   Per Share      Publicly       Under the Plans
                                        Announced Plans     or Programs
                                          or Programs
-------------- ----------  ----------   --------------- ------------------
April    1-30   3,737,220  $    28.90         3,737,220          5,394,555
May      1-31     799,187       28.78           799,187          4,595,368
June     1-30   3,101,396       29.18         3,101,396          1,493,972
               ----------               ---------------
Total           7,637,803                     7,637,803
               ==========               ===============

     All shares were repurchased through the Company's stock repurchase program, which was announced on November 12, 2002 and permits the repurchase of 16 million shares. The shares repurchased in May and June primarily resulted from open market purchases, while 3.7 million shares were repurchased in April in a single transaction. 0n July 12, 2005, the Company announced that its board of directors has approved a new share buyback program, which authorizes the Company to purchase 20 million shares on the open market.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     The Company held its annual meeting on April 12, 2005 at The Bank of New York at 101 Barclay St. in New York, New York. The shareholders:

     (1)  elected thirteen persons to serve as directors of the Company;

     (2) ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for 2005;

     (3)  defeated a shareholder proposal with respect to cumulative voting;

     (4) defeated a shareholder proposal with respect to executive compensation.

     The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable. Pursuant to New York law, abstentions and broker non-votes are not counted toward the election of directors.


                                             AGAINST/                  BROKER
                                  FOR        WITHHELD    ABSTAINED    NON-VOTES

(1) Election of Directors:

    Frank J. Biondi, Jr.      645,480,947   21,776,540
    Nicholas M. Donofrio      645,996,963   21,260,524
    Gerald L. Hassell         645,703,930   21,553,557
    Richard J. Kogan          645,501,117   21,756,370
    Michael J. Kowalski       643,302,133   23,955,354
    John A. Luke, Jr.         645,527,267   21,730,220
    John C. Malone            593,209,930   74,047,557
    Paul Myners               643,333,399   23,924,088
    Catherine A. Rein         640,985,846   26,271,641
    Thomas A. Renyi           642,924,505   24,332,982
    William C. Richardson     645,699,199   21,558,288
    Brian L. Roberts          639,459,781   27,797,706
    Samuel C. Scott III       645,981,402   21,276,085

(2) Ratification of Auditors  649,129,534   12,752,077   5,375,876

(3) Approval of Shareholder
    Proposal With Respect to
    Cumulative Voting         276,353,290  279,367,355   9,637,939  101,898,903

(4) Approval of Shareholder
    Proposal With Respect to
    Executive Compensation     36,809,908  519,043,452   9,505,224  101,898,903

Item 6.  Exhibits
-----------------

     Exhibit 10(i)* - Employee Severance Agreement dated July 1, 2005;
     Exhibit 12 - Ratio of Earnings to Fixed Charges for the Three Months and Six Months Ended June 30, 2005 and 2004;
     Exhibit 31 - Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
     Exhibit 31.1 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
     Exhibit 32 - Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and
     Exhibit 32.1 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                          THE BANK OF NEW YORK COMPANY, INC.
                                          ----------------------------------
                                            (Registrant)





Date:  August 3, 2005                  By:  /s/ Thomas J. Mastro
                                          ---------------------------------
                                     Name:  Thomas J. Mastro
                                    Title:  Comptroller

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------

  10 (i)       Employee Severance Agreement dated July 1, 2005.

  12 Ratio of Earnings to Fixed Charges for the Three Months and Six Months Ended June 30, 2005 and 2004.

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