Form 10-Q
period 2005-09-30
BANK OF NEW YORK CO INC
filed 2005-11-08
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended September 30, 2005



  The Quarterly Report on Form 10-Q and cross reference index is on page 67.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights	                      1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction	                                      3
          - Overview	                                              3
          - Third Quarter 2005 Highlights	                      4
          - Consolidated Income Statement Review	              5
          - Business Segment Review	                              9
          - Critical Accounting Policies	                     23
          - Consolidated Balance Sheet Review	                     27
          - Liquidity	                                             34
          - Capital Resources	                                     36
          - Trading Activities	                                     38
          - Asset/Liability Management	                             40
          - Statistical Information	                             41
          - Other Developments	                                     43
          - Forward-Looking Statements and
              Factors That Could Affect Future Results	             47
          - Website Information	                                     50

         Consolidated Financial Statements
          - Consolidated Balance Sheets
             September 30, 2005 and December 31, 2004	             51
          - Consolidated Statements of Income
             for the Three Months and Nine Months Ended
             September 30, 2005 and 2004	                     52
          - Consolidated Statement of Changes In
             Shareholders' Equity for the Nine
             Months Ended September 30, 2005	                     53
          - Consolidated Statements of Cash Flows
             for the Nine Months Ended
             September 30, 2005 and 2004                             54
          - Notes to Consolidated Financial Statements	        55 - 66

         Form 10-Q
          - Cover	                                             67
          - Controls and Procedures	                             68
          - Legal Proceedings	                                     68
          - Changes in Securities, Use of Proceeds, and
             Issuer Purchases of Equity Securities	             69
          - Exhibits	                                             69
          - Signature	                                             70

                               THE BANK OF NEW YORK COMPANY, INC.
                                      Financial Highlights
                        (Dollars in millions, except per share amounts)
                                           (Unaudited)

                                            September 30,    June 30,      September 30,
                                                2005           2005            2004
                                            ------------   -------------   ------------
  Quarter
  -------
  Revenue (tax equivalent basis)            $      2,126   $       2,077   $      1,747
  Net Income                                         389             398            354
  Basic EPS                                         0.51            0.52           0.46
  Diluted EPS                                       0.51            0.52           0.46
  Cash Dividends Per Share                          0.21            0.20           0.20
  Return on Average Common
   Shareholders' Equity                            16.15%          17.12%         15.90%
  Return on Average Assets                          1.53            1.59           1.45
  Efficiency Ratio                                  65.5            65.7           65.2

  Year-to-date
  ------------
  Revenue (tax equivalent basis)            $      6,103   $       3,995   $      5,197
  Net Income                                       1,166             777          1,089
  Basic EPS                                         1.52            1.01           1.41
  Diluted EPS                                       1.51            1.00           1.40
  Cash Dividends Per Share                          0.61            0.40           0.59
  Return on Average Common
    Shareholders' Equity                           16.59%          16.82%         16.73%
  Return on Average Assets                          1.56            1.57           1.47
  Efficiency Ratio                                  65.8            65.9           66.0

  Assets                                    $    101,766   $     103,063   $     93,175
  Loans                                           42,143          40,681         37,119
  Securities                                      26,230          25,779         23,246
  Deposits - Domestic                             34,807          37,921         34,786
           - Foreign                              26,270          26,076         23,654
  Long-Term Debt                                   7,529           7,586          6,137
  Common Shareholders' Equity                      9,608           9,471          9,054

  Common Shareholders'
   Equity Per Share                         $      12.48   $       12.29   $      11.66
  Market Value Per Share
   of Common Stock                                 29.41           28.78          29.17

  Allowance for Loan Losses as
   a Percent of Total Loans                         1.33%           1.38%          1.61%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                    1.57            1.62           1.92
  Total Allowance for Credit Losses as
   a Percent of Total Loans                         1.68            1.75           2.04
  Total Allowance for Credit Losses as
   a Percent of Non-Margin Loans                    1.97            2.05           2.42


  Tier 1 Capital Ratio                              7.93            8.07           8.09
  Total Capital Ratio                              12.20           12.49          12.09
  Leverage Ratio                                    6.59            6.55           6.38
  Tangible Common Equity Ratio                      5.32            5.26           5.49

  Employees                                       23,081          22,993         23,034




                               THE BANK OF NEW YORK COMPANY, INC.
                                      Financial Highlights
                        (Dollars in millions, except per share amounts)
                                           (Estimated)

                                            September 30,    June 30,      September 30,
                                                2005           2005            2004
                                            -------------   ------------   -------------
  Assets Under Custody (In trillions)
  -----------------------------------
  Assets Under Custody                      $       10.3   $        10.3   $        8.9

   Equity Securities                                  31%             35%            33%
   Fixed Income Securities                            69              65             67

   Cross-Border Assets                      $        3.1   $         2.9   $        2.5

  Assets Under Management (In billions)
  -------------------------------------
  Total Assets Under Management             $        107   $         105   $         97
   Equity Securities                                  34%             34%            35%
   Fixed Income Securities                            21              21             21
   Alternative Investments                            14              14             15
   Liquid Assets                                      31              31             29


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

OVERVIEW

     The Bank of New York Company, Inc. (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to move and manage their financial assets in more than 100 markets worldwide. The Company has a long tradition of collaborating with clients to deliver innovative solutions through its core competencies: securities servicing, treasury management, investment management, and individual and regional banking services. The Company's extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments and foundations. Its principal subsidiary, The Bank of New York, founded in 1784, is the oldest bank in the United States and has consistently played a prominent role in the evolution of financial markets worldwide.

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

     The Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. With respect to acquisitions, the Company has acquired 96 businesses since 1995, almost exclusively in its securities servicing and fiduciary segment. The acquisition of Pershing in 2003 for $2 billion was the largest of these acquisitions.

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

THIRD QUARTER 2005 HIGHLIGHTS

     The Company reported third quarter net income of $389 million and diluted earnings per share of 51 cents, compared with net income of $354 million and diluted earnings per share of 46 cents in the third quarter of 2004 and net income of $398 million and diluted earnings per share of 52 cents in the second quarter of 2005. Year-to-date net income was $1,166 million, or $1.51 of diluted earnings per share, compared to $1,089 million, or $1.40 of diluted earnings per share in 2004.

     Additional highlights for the quarter include:

*	Positive operating leverage over the third quarter of 2004.
*	Securities servicing fees up 18% versus the year-ago quarter.
*	Net interest income up 15% over the year-ago quarter.
*	Foreign exchange and other trading revenues up 39% from the year-ago quarter.
*	Agreed on October 16, 2005 to acquire Alcentra Group Ltd., an international asset management group.
*	New marketing alliances with leading clients in key growth markets.


     The Company's third quarter earnings reflect significant progress toward its key objectives of achieving positive operating leverage on an annual basis and sustaining top-line growth by expanding client relationships and winning new ones. The Company's credit performance remains excellent and its cost re-engineering efforts continue to be effective.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

                                               Percent Inc/(Dec)
                                               -----------------  Year-to-date  Percent
                                               3Q05 vs. 3Q05 vs. --------------   Inc/
(Dollars in millions)      3Q05   2Q05   3Q04    2Q05     3Q04    2005    2004   (Dec)
                          ------ ------ ------ -------- -------- ------  ------ -------
Servicing Fees
  Securities              $  806 $  776 $  684      4%      18%  $2,333  $2,116    10%
  Global Payment Services     75     76     85     (1)     (12)     226     247    (9)
                          ------ ------ ------                   ------  ------
                             881    852    769      3       15    2,559   2,363     8
Private Client Services
 and Asset Management Fees   120    122    113     (2)       6      363     333     9
Service Charges and Fees      93    103     98    (10)      (5)     288     286     1
Foreign Exchange and
 Other Trading Activities     93    103     67    (10)      39      292     273     7
Securities Gains              15     23     14    (35)       7       50      59   (15)
Other*                        46     53     38    (13)      21      130     160   (19)
                          ------ ------ ------                   ------  ------
Total Noninterest Income  $1,248 $1,256 $1,099     (1)      14   $3,682  $3,474     6
                          ====== ====== ======                   ======  ======

* See "Other Developments."

     The increase in noninterest income versus the third quarter and year-to-date periods of 2004 reflects broadly stronger performance in securities servicing, foreign exchange and other trading, and private client services and asset management. The sequential quarter decrease primarily reflects declines in foreign exchange and other trading, service charges and fees, and securities gains.

     Securities servicing fees in the third quarter of 2005 were up from the third quarter of 2004 reflecting solid growth across all business segments. On a year-to-date basis, 2005 securities servicing fees were up from 2004 due to strength in investor services and broker-dealer services. See "Business Segment Review" for additional details.

     Global payment services fees were lower than the third quarter and year-to-date periods of 2004 and on a sequential quarter basis. The decline reflects customers choosing to pay with higher compensating balances, which benefits net interest income. On an invoiced services basis, total revenue was up 6% over the third quarter of 2004 and 3% sequentially.

     Private client services and asset management fees for the third quarter were up from the third quarter of 2004 reflecting higher fees at Ivy Asset Management. The sequential quarter decrease reflects higher asset management fees which were more than offset by seasonally lower private client fees. For the nine months ended September 30, 2005, private client services and asset management fees increased by 9% from a year ago, reflecting continued growth at Ivy Asset Management. Total assets under management were $107 billion, up from $97 billion a year ago and $105 billion at June 30, 2005.

     Service charges and fees were down from the third quarter of 2004 and from the second quarter of 2005. For the nine months of 2005, service charges and fees increased slightly from 2004. The year-over-year quarterly decrease reflects lower advisory and commitment fees offset by higher capital markets and syndication fees. The sequential quarter decrease reflects lower capital markets fees due to seasonally lower market activity.

     Foreign exchange and other trading revenues were up significantly from the third quarter of 2004 and down on a sequential-quarter basis. In comparison to the third quarter of 2004, the improved results reflect significantly higher client activity in foreign exchange as well as more favorable markets in interest rate derivatives. Sequential quarter results were impacted by a decline in fixed income trading, lower retail flows at

Pershing, and a seasonal slowdown in foreign exchange activity. For the nine months ending September 30, 2005, foreign exchange and other trading revenues were up from 2004.

     Securities gains in the third quarter were up compared with the third quarter of 2004 and down compared with the second quarter of 2005. The sequential-quarter decrease reflects lower gains in the Company's sponsor fund portfolio. Securities gains declined in the first nine months of 2005 versus a year ago reflecting $19 million of realized gains on four sponsor fund investments recorded in the first quarter of 2004.

     Other noninterest income increased versus the third quarter of 2004 and decreased from the second quarter of 2005. The third quarter of 2005 included gains on the sale of certain Community Reinvestment Act ("CRA") investments of $12 million ($5 million after related tax considerations) and four New York Stock Exchange seats of $6 million ($4 million after-tax). On a year-to-date basis, other noninterest income included a $17 million gain on the second quarter of 2005 sale of the Company's interest in Financial Models Company, Inc. For the nine months ended September 30, 2005, other noninterest income was down from the nine months ended September 30, 2004, primarily reflecting a 2004 pre-tax gain of $48 million on the sale of a portion of the Company's investment in Wing Hang Bank Limited. See "Other Developments".


Net Interest Income
-------------------

                                             Percent                              Percent
                                             Inc/(Dec)       Year-to-date         Inc/(Dec)
                                          ------------  ---------------------- ---------------
(Dollars in millions)                      3Q05   3Q05
                                            vs.    vs.          2004    2004
                     3Q05   2Q05   3Q04    2Q05   3Q04   2005 Reported  Core** Reported Core**
                     ------ ------ ------ -----  -----  ----- -------- ------ -------- -------
Net Interest Income $  492 $  470 $  428     5%    15% $1,417  $1,118  $1,263    27%     12%
Tax Equivalent
 Adjustment*             8      7      8                   21      20      20
                    ------ ------ ------                -----  ------   -----
Net Interest
 Income on a Tax
 Equivalent Basis   $  500 $  477 $  436     5     15  $1,438  $1,138  $1,283    26      12
                    ====== ====== ======               ======  ======  ======
Net Interest Rate
 Spread               1.84%  1.84%  1.88%                1.87%   1.62%   1.86%
Net Yield
 on Interest
 Earning Assets       2.42   2.34   2.18                 2.37    1.88    2.11

* A number of amounts related to net interest income are presented on a "tax equivalent" basis. The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

** Excludes SFAS 13 adjustments.  See "Other Developments."

     The increases in net interest income over 2004 reflect the higher value of interest-free deposits as short-term rates increased, as well as growth in earning assets. The third quarter of 2005 also includes $4 million ($3 million after-tax) related to the recognition of interest on nonaccrual loans that were sold. The increase from the prior quarter also reflects asset-sensitive interest rate positioning, continued expansion of deposit spreads, and increased liquidity generated by servicing activities. As a result of less of an ability to lag deposit repricing, the Company expects a moderation of the growth rate of net interest income in the fourth quarter of 2005.

     The net interest income rate spread was 1.84% in the third quarter of 2005, compared with 1.88% in the third quarter of 2004 and 1.84% in the second quarter of 2005. The net yield on interest earning assets was 2.42% in the third quarter of 2005, compared with 2.18% in the third quarter of 2004 and 2.34% in the second quarter of 2005. The decline in spread from the third quarter of 2004 reflects deposits repricing faster than the Company's investment securities portfolio.

     The year-to-date net interest income spread was 1.87% in 2005 compared with 1.62% in 2004, while the net yield on interest earning assets was 2.37% in 2005 and 1.88% in 2004. Excluding the impact of the SFAS 13 leasing adjustments on the leveraged lease portfolio in 2004, the year-to-date 2004 net interest rate spread was 1.86% while net yield on interest earning assets was 2.11%. The rise in the net yield from 2004 reflects the increasing value of interest-free deposits in a rising rate environment.

Noninterest Expense and Income Taxes
------------------------------------

                                              Percent Inc/(Dec)
                                              -----------------  Year-to-date  Percent
                                              3Q05 vs. 3Q05 vs. --------------   Inc/
(Dollars in million)      3Q05   2Q05   3Q04   2Q05     3Q04     2005    2004*  (Dec)
                         ------ ------ ------ -------- -------- ------  ------ -------
Salaries and
  Employee Benefits      $  644 $  640 $  564      1%      14%  $1,902  $1,708    11%
Net Occupancy                79     82     77     (4)       3      239     230     4
Furniture and Equipment      52     51     51      2        2      155     153     1
Clearing                     49     42     39     17       26      137     131     5
Sub-custodian Expenses       25     24     21      4       19       72      65    11
Software                     54     55     52     (2)       4      162     151     7
Communications               24     22     22      9        9       69      69     -
Amortization
 of Intangibles              10     10      9      -       11       28      26     8
Other                       198    197    164      1       21      571     492    16
                         ------ ------ ------                   ------  ------
Total Noninterest
   Expense               $1,135 $1,123 $  999      1       14   $3,335  $3,025    10
                         ====== ====== ======                   ======  ======

* See "Other Developments."

     Noninterest expense for the third quarter of 2005 was up compared with the third quarter of 2004 and the second quarter of 2005. The increase versus the year-ago quarter principally reflects increased staffing and clearing costs associated with new business and acquisitions, as well as higher pension and option expenses, expanded occupancy costs associated with business continuity, and higher legal and consulting costs. Other expenses in the third quarter included $14 million (both pre- and after-tax) of expenses associated with an anticipated settlement of the previously disclosed Russian funds transfer matter. The sequential increase reflects higher salaries and employee benefits and clearing expenses tied to the LJR acquisition. The year 2005 is the third and final year the adoption of expensing stock options will impact year-over-year expense comparisons.

     Relative to the third quarter of 2004, salaries and employee benefits expense increased, reflecting higher pension and stock option expense as well as higher staffing levels associated with growth in investor services and expansion of certain staff functions. Salaries and employee benefits expense for the third quarter increased slightly on a sequential quarter basis, reflecting the Lynch, Jones, & Ryan, Inc.("LJR") acquisition. For the first nine months of 2005, salaries and employee benefit expense also was higher, reflecting many of these same factors affecting the year-over-year quarterly comparison.

     During the quarter, headcount increased by 88 people reflecting additions related to LJR and in the correspondent clearing business. The Company migrated approximately 200 positions to lower-cost locations during the quarter, keeping it on target to meet its full-year objective of 500 positions.

     Occupancy expenses were down sequentially as a result of a write-off in the second quarter. On a year-to-date basis, occupancy expenses were up from 2004, primarily reflecting business continuity initiatives and higher energy costs. Occupancy expense in 2004 included lease termination expenses of $8 million recorded in the first quarter of 2004.

     Clearing and sub-custodian expenses, which are tied to transaction volumes, were up $8 million, or 12%, sequentially on a combined basis to $74 million. On a year-to-date basis, clearing and sub-custodian expenses were $209 million on a combined basis, increased $13 million, or 7%, from a year ago. The increases reflect a higher level of business activity.

     The increase in software expense versus a year ago reflects spending and development to support business growth.

     Other expenses increased versus the prior-year quarter and year-to-date periods due to higher legal, advertising, and consulting costs as well as various other expenses tied to organic growth and business acquisitions.

     The effective tax rate for the third quarter of 2005 was 34.7%, compared to 32.8% in the third quarter of 2004 and 33.4% in the second quarter of 2005. The effective tax rate for the nine-month period ended September 30, 2005 was 33.7%, compared with 29.5% for the nine-month period ended September 30, 2004. The increase in the year-to-date period reflects the benefit associated with the SFAS 13 leasing adjustment related to the Company's leasing portfolio in the first quarter of 2004.

     The sequential quarter increase principally reflects the non-deductibility of the amount associated with the anticipated settlement referenced above and the tax impact on the sale of the CRA investments. For the fourth quarter and full year 2005, the Company expects the effective tax rate to be approximately 33.7%.

     The effective tax rates in all periods reflect a reclassification related to Section 42 tax credits. See "Other Developments".

Credit Loss Provision and Net Charge-Offs
-----------------------------------------

                                 3rd       2nd       3nd
                               Quarter   Quarter   Quarter     Year-to-Date
(In millions)                    2005      2005      2004      2005     2004
                               -------   -------   -------   -------   -------
Provision                      $    10   $     5   $     -   $     5   $    22
                               =======   =======   =======   =======   =======
Net Charge-offs:
  Commercial                   $    (2)  $    (2)  $    (4)  $    (7)  $   (21)
  Foreign                           (2)       (4)       (9)       (6)      (26)
  Regional Commercial               (3)        2        (1)       (3)       (1)
  Consumer                          (6)       (7)       (5)      (18)      (22)
                               -------   -------   -------   -------   -------
     Total                     $   (13)  $   (11)  $   (19)  $   (34)  $   (70)
                               =======   =======   =======   =======   =======

     The provision was $10 million in the third quarter of 2005, compared to the third quarter of 2004 when none was taken and $5 million in the second quarter of 2005. For the first nine months of 2005, the provision was $5 million compared with $22 million in 2004. On a year-to-date basis, the lower provision in 2005 reflects the Company's improved asset quality and a continued strong credit environment.

     The total allowance for credit losses was $707 million at September 30, 2005, $756 million at September 30, 2004, and $710 million at June 30, 2005. The total allowance for credit losses as a percent of non-margin loans was 1.97% at September 30, 2005, compared with 2.42% at September 30, 2004, and 2.05% at June 30, 2005.

     Net charge-offs were $13 million in the third quarter of 2005 versus $19 million in the third quarter of 2004 and $11 million in the second quarter of 2005. These represent 0.12% of total loans in the most recent quarter, compared with 0.21% in the quarter ended September 30, 2004 and 0.11% in the quarter ended June 30, 2005. For the nine months ended September 30, 2005, net charge-offs were $34 million compared to $70 million for the same period in 2004.



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

     Securities servicing provides financial institutions, corporations and financial intermediaries with a broad array of products and customized services for every step of the investment lifecycle. The Company facilitates the movement, settlement, recordkeeping and accounting of financial assets around the world by delivering timely and accurate information to issuers, investors and broker-dealers. The Company groups its securities servicing businesses into four categories, each comprised of separate but related businesses. Issuer services include corporate trust, depositary receipts and stock transfer. Investor services include global fund services, global custody, securities lending, global liquidity services and outsourcing. Broker-dealer services include government securities clearance and collateral management. Execution and clearing services include in the execution area institutional agency brokerage, electronic trading, transition management services, and independent research. Through Pershing, the clearing part of the business provides clearing, execution, financing, and custody for introducing brokers-dealers. The Servicing and Fiduciary Businesses segment also includes customer-related foreign exchange trading.

     In issuer services, the Company sponsors more than 1,200 American and global depositary receipt programs, a 65% market share, acting in partnership with leading companies from 60 countries. As a trustee, the Company provides diverse services for corporate, municipal, and structured issuers globally. Over 90,000 issues for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $3 trillion in outstanding debt. The Company is the third largest stock transfer agent, servicing more than 16 million shareowners. Employee investment plan services has more than 118 clients with 625,000 employees in over 54 countries.

     In investor services, the Company is one of the leading custodians with $10.3 trillion of assets under custody at September 30, 2005. The Company is one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $1.6 trillion in total assets. The Company services 18% of the total industry assets for exchange-traded funds. The Company is a leading U.K. custodian. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.4 trillion in 27 markets around the world.

     The Company's broker-dealer services business clears approximately 50% of U.S. Government securities. The Company is the leader in global clearance, clearing equity and fixed income transactions in 101 markets. With over $1 trillion in tri-party balances worldwide, the Company is the world's largest collateral management agent.

     The Company's execution and clearing services business is the largest global institutional agency brokerage organization. In addition, it is one of the world's leading institutional electronic brokers for non-U.S. dollar equity execution. The Company provides execution, clearing and financial services outsourcing solutions in over 80 global markets, executing trades for more than 600 million shares and clearing more than 925,000 trades daily. The Company has 17 seats on the New York Stock Exchange. Pershing services more than 1,100 institutional and retail financial organizations and independent investment advisors who collectively represent nearly 6 million individual investors.

     Global payment services facilitates the flow of funds between the Company's customers and their clients through such business lines as funds transfer, cash management and trade services. The Company is one of the largest funds transfer banks in the U.S., transferring $1.11 trillion daily via more than 130,000 wire transfers.

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

     The Company's strategy is to be a market leader in these servicing and fiduciary businesses and continue to build on its product and service capabilities and add new clients. The Company has completed 96 acquisitions since 1995 primarily in this segment, has made significant investments in technology to maintain its industry-leading position, and has continued the development of new products and services to meet its clients' needs.

     The Corporate Banking segment provides lending and credit-related services to large public and private financial institutions and corporations nationwide, as well as to public and private mid-size businesses in the New York metropolitan area. Special industry groups focus on industry segments such as banks, broker-dealers, insurance, media and telecommunications, energy, real estate, retailing, and government banking institutions. Through BNY Capital Markets, Inc., the Company provides a broad range of capital markets and investment banking services including syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition and advisory services. The Company is a leading arranger of syndicated financings with 113 transactions totaling approximately $48 billion for clients in the nine months ended September 30, 2005.

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

     The Retail Banking segment includes branch banking and consumer and residential mortgage lending. The Company's retail franchise includes more than 620,800 customer relationships and 76,900 business relationships. The Company operates 341 branches in 23 counties in the New York tri-state region. The Company has 241 branches in New York, 92 in New Jersey and 8 in Connecticut. The New York branches are primarily suburban-based with 118 in upstate New York, 85 on Long Island and 38 in New York City. The retail network is a source of low-cost funding and provides a platform to cross-sell core services from the Servicing and Fiduciary businesses to both individuals and small businesses in the New York metropolitan area. The branches are a meaningful source of private client referrals. Small business and investment centers are set up in the largest 100 branches.

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

Servicing and Fiduciary Businesses
----------------------------------

                                              Percent Inc/(Dec)
                                              -----------------   Year-to-date   Percent
                                              3Q05 vs. 3Q05 vs. ----------------   Inc/
(Dollars in millions)    3Q05    2Q05    3Q04    2Q05     3Q04     2005    2004    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $   189 $   178 $   135      6%      40%  $   535  $   403    33%
Provision for
  Credit Losses             1       1       1      -        -         3        2    50
Noninterest Income      1,095   1,058     953      3       15     3,178    2,937     8
Noninterest Expense       884     872     770      1       15     2,605    2,340    11
Income Before Taxes       399     363     317     10       26     1,105      998    11

Average Assets        $22,799 $23,114 $20,937     (1)       9   $22,966  $22,195     3
Average Deposits       37,418  36,624  35,897      2        4    36,710   36,330     1
Nonperforming Assets        -       1       3                         -        3

(Dollars in billions)
Assets Under Custody  $10,343 $10,298 $ 8,906      -       16   $10,343  $ 8,906    16
Equity Securities          31%     35%     33%                       31%      33%
  Fixed Income
  Securities               69      65      67                        69       67
Cross-border Assets   $ 3,117 $ 2,883 $ 2,494      8       25   $ 3,117  $ 2,494    25

Assets Under
  Management              107     105      97      2       10       107       97    10
   Equity Securities       34%     34%     35%                       34%      35%
   Fixed Income
     Securities            21      21      21                        21       21
   Alternative
     Investments           14      14      15                        14       15
   Liquid Assets           31      31      29                        31       29

S&P (registered
  trademark) 500
  Index (Period End)    1,229   1,191   1,115      3       10     1,229    1,115    10
NASDAQ (registered
  trademark) Index
  (Period End)          2,152   2,057   1,897      5       13     2,152    1,897    13
Lehman Brothers
  Aggregate Bond
  (service mark)
  Index                 210.0   212.4   200.4     (1)       5     210.0    200.4     5
MSCI (registered
  trademark) EAFE
  Index	              1,618.8 1,473.7 1,318.0     10       23   1,618.8  1,318.0    23
NYSE (registered
  trademark) Volume
  (In billions)          98.1   100.4    84.9     (2)      16     297.9    271.1    10
NASDAQ (registered
  trademark) Volume
  (In billions)         104.9   112.5    99.6     (7)       5     338.6    334.2     1


     The S&P 500 (registered trademark) Index was up 10% for the third quarter of 2005, with average daily price levels up 11% from the third quarter of 2004. The NASDAQ (registered trademark) Index was up 13% for the third quarter of 2005, with average daily prices up 15% compared with the third quarter of 2004. Globally, the MSCI(registered trademark) EAFE index was up 23%. The Lehman Brothers Aggregate Bond (service mark) index was up 5% for the third quarter of 2005. On a sequential quarter basis, combined NYSE and NASDAQ (registered trademark) non-program trading volumes were down approximately 3% during the third quarter of 2005. As the Company's business model is more volume- than price-sensitive, this created a drag on the Company's equity-linked businesses compared with the second quarter of 2005.

     Third quarter 2005 results showed continued strength in comparison to the third quarter of 2004, reflecting solid growth across all business segments.
In the third quarter of 2005, pre-tax income was $399 million, up 26% from $317 million a year ago and up 10% from $363 million in the second quarter of 2005. On a year-to-date basis, pre-tax income was $1,105 million, up 11% from $998 million in 2004.

     Noninterest income for the third quarter of 2005 increased $142 million, or 15%, to $1,095 million from a year ago and $37 million, or 3%, on a sequential quarter basis. On a year-to-date basis, noninterest income was $3,178 million, up 8% compared with $2,937 million a year ago.

Securities Servicing Fees
-------------------------

                                             Percent Inc/(Dec)
                                             -----------------  Year-to-date  Percent
                                             3Q05 vs. 3Q05 vs. --------------   Inc/
(In millions)            3Q05   2Q05   3Q04    2Q05     3Q04    2005    2004   (Dec)
                        ------ ------ ------ -------- -------- ------  ------ -------
Execution and
 Clearing Services      $  314 $  294 $  262       7%      20% $  901  $  844      7%

Investor Services          265    265    228       -       16     793     683     16

Issuer Services            170    159    141       7       21     468     433      8

Broker-Dealer Services      57     58     53      (2)       8     171     156     10
                        ------ ------ ------                   ------  ------
Securities
  Servicing Fees        $  806 $  776 $  684       4       18  $2,333  $2,116     10
                        ====== ====== ======                   ======  ======


     Securities servicing fees were $806 million in the third quarter, an increase of $122 million, or 18%, from the third quarter of 2004 and $30 million, or 4%, from the second quarter of 2005. The year-over-year increase reflects solid growth across all business segments. The sequential increase reflects strong growth in issuer services as well as the early success of the LJR acquisition within execution and clearing. For the nine months of 2005, securities servicing fees were $2,333 million, an increase of $217 million from the nine months of 2004, reflecting strong growth in investor services and broker-dealer services.

     Execution and clearing includes institutional agency brokerage, electronic trading, transition management services, independent research and through Pershing, correspondent clearing services such as clearing, execution, financing, and custody for introducing broker-dealers. The third quarter of 2005 was up from 2004 reflecting the benefits of the LJR acquisition and solid organic growth at Pershing. Fees for execution and clearing increased significantly from the second quarter of 2005, reflecting higher transition management activity. Transition activity can vary significantly from quarter to quarter and has no correlation to market volumes.

     Pershing's fees were up from the third quarter of 2004 and essentially flat compared with the second quarter of 2005. The year-over-year increase reflects Pershing's continuing strategic shift to more value-added, fee-based non-transactional services as well as higher transaction-based revenue. The majority of Pershing's revenues is generated from non-transactional activities, such as asset gathering and technology services to broker-dealers, with revenues tied to both assets under administration and services provided. On a year-over-year basis, stable assets under administration and net new business drove modest increase in fees. Pershing's assets under administration were $752 billion at quarter-end, compared with $730 billion at June 30, 2005. As of September 30, 2005, margin loans increased slightly compared with the second quarter of 2005.

     Investor services, which includes global fund services, global custody, securities lending, global liquidity services and outsourcing, was up significantly from the third quarter of 2004 and essentially unchanged from the second quarter of 2005. Year-over-year results reflect strong performance across all business lines. The sequential quarter was flat as a seasonal slowdown in securities lending was offset by solid results across most businesses. Global fund services was favorably impacted by new business from Europe and higher international transaction volumes. Securities lending increased significantly year-over-year and decreased sequentially. The year-over-year positive variance in securities lending reflects continued growth in new business and robust demand for Treasury collateral.

     At September 30, 2005, assets under custody was $10.3 trillion, up from $8.9 trillion at September 30, 2004 and essentially unchanged from $10.3 trillion at June 30, 2005. A substantial portion of the increase in assets under custody since 2004 was due to new business and business line growth.

     Issuer services, which includes corporate trust, depositary receipts and stock transfer, showed strong growth versus the third quarter of 2004 and increased sequentially. The increase versus the year-ago quarter primarily reflects increase in trading volumes and corporate actions in depositary receipt ("DR"). In the DR business, higher revenue reflects increased corporate actions activity, such as dividends, capital raisings, and mergers & acquisitions. DR issuance also showed solid performance, reflecting the growing interest among U.S. investors in global equities. Corporate trust fees showed continued strength in international issuance and structured products In corporate trust, international issuance was seasonally slower, which was offset by strength in structured, municipal, and corporate products. The new business wins in corporate trust are driven by the Company's introduction of new products, analytic tools, and expanded capacity.

     Broker-dealer services, which includes government securities clearance and collateral management, improved versus the year-ago period as a result of increased collateral management activity and higher volumes in government securities clearance. Sequential performance was marginally lower, as higher fees from collateral management were offset by lower volumes in government securities clearance. In collateral management services, the Company continues to attract new business in both the U.S. and European markets. In addition, the Company's growth has been paced by broader adoption and greater utilization of collateral management products.

     Global payment services fees were lower than the third quarter and year-to-date periods of 2004 and on a sequential quarter basis. The decline reflects customers choosing to pay with higher compensating balances, which benefits net interest income. On an invoiced services basis, total revenue was up 6% over the third quarter of 2004 and 3% sequentially.

     Private client services and asset management revenues continue to demonstrate solid performance with fees up 6% compared with the third quarter of 2004. The increase from the third quarter of 2004 primarily reflects higher fees at Ivy Asset Management. On a sequential quarter basis, private client services and asset management revenues were down slightly, reflecting seasonally lower private client fees partially offset by higher asset management fees.

     Assets under management ("AUM") were $107 billion at September 30, 2005, up from $97 billion at September 30, 2004 and $105 billion at June 30, 2005. The sequential increase in AUM was driven by growth in money market and fixed income classes. Institutional clients represent 70% of AUM while individual clients equal 30%. AUM at September 30, 2005, are 34% invested in equities, 21% in fixed income, 14% in alternative investments and the remainder in liquid assets. Ivy's AUM was $15.3 billion at September 30, 2005, compared with $14.6 billion at September 30, 2004 and $15.3 billion at June 30, 2005. The year-over-year increase in Ivy's AUM reflects primarily net new business and stronger market performance of the assets.

     In the third quarter of 2005, noninterest income attributable to foreign exchange and other trading activities was $51 million, up from $44 million in the third quarter of 2004 and down from $55 million in the second quarter of 2005. The year-over-year increase reflects higher volatility in foreign exchange and fixed income trading. The sequential quarter decrease reflects a seasonal slow down in foreign exchange activity. On a year-to-date basis, noninterest income attributable to foreign exchange and other trading activities was $156 million, down from $163 million in 2004, reflecting lower foreign exchange volatility and lower other trading activities.

     Net interest income in the Servicing and Fiduciary businesses segment was $189 million for the third quarter of 2005, up 40% compared with $135 million in the third quarter of 2004 and $178 million in the second quarter of 2005. The significant increase from the third quarter of 2004 is primarily due to higher value of interest-free deposits related to the rise in short-term rates and customers' increased use of compensating balances to pay for services. The increase in net interest income from the second quarter of 2005 is primarily due to the expansion of deposit spreads and increased liquidity generated by servicing activities. Average assets for the quarter ended September 30, 2005 were $22.8 billion, compared with $20.9 billion in the third quarter of 2004 and $23.1 billion in the second quarter of 2005. The year-over-year increase in average assets reflects a higher level of servicing activity in 2005 compared with 2004. Average assets for the nine months ended September 30, 2005 were $23.0 billion compared with $22.2 billion in the first nine months of 2004. The third quarter of 2005 average deposits were $37.4 billion, compared with $35.9 billion in the third quarter of 2004 and $36.6 billion in the second quarter of 2005. The increases in average deposits reflects customers' increased use of compensating balances in a rising interest rate environment. Average deposits for the nine months of 2005 were $36.7 billion compared with $36.3 billion in 2004.

     Net charge-offs in the Servicing and Fiduciary Businesses segment were $2 million in the third quarter of 2005, compared with $10 million in the third quarter of 2004 and $5 million in the second quarter of 2005. On a year-to-date basis, net charge-offs were $7 million compared with $15 million in 2004. Nonperforming assets were zero at September 30, 2005, compared with $3 million at September 30, 2004 and $1 million at June 30, 2005.

     Noninterest expense for the third quarter of 2005 was $884 million, compared with $770 million in the third quarter of 2004 and $872 million in the second quarter of 2005. The increase in noninterest expense from the third quarter of 2004 reflects higher staffing levels associated with growth in investor services and expansion of certain staff functions as well as increased pension and stock option expense. The sequential quarter increase reflects higher staffing and incentives tied to improved revenues and higher clearing expense tied to the LJR acquisition. Noninterest expense for the nine months of 2005 was $2,605 million compared with $2,340 million for the same period in 2004 and is attributable to the same factors affecting the year-over-year quarterly increase.

Corporate Banking
-----------------

                                               Percent Inc/(Dec)
                                               -----------------   Year-to-date  Percent
                                               3Q05 vs. 3Q05 vs. ---------------  Inc/
   (In millions)      3Q05     2Q05     3Q04     2Q05     3Q04    2005     2004   (Dec)
                    -------- -------- -------- -------- -------- ------- ------- -------
Net Interest Income $     92 $     87 $     88      6%       5%  $   266 $   262     2%
Provision for
  Credit Losses           16       18       15    (11)       7        52      50     4
Noninterest Income        84       91       71     (8)      18       256     217    18
Noninterest Expense       59       59       57      -        4       175     172     2
Income Before Taxes      101      101       87      -       16       295     257    15

Average Assets      $ 17,022 $ 17,271 $ 17,485     (1)      (3)  $17,274 $17,384    (1)
Average Deposits       5,702    5,653    5,422      1        5     5,628   5,921    (5)
Nonperforming Assets      94      126      269    (25)     (65)       94     269   (65)
Net Charge-offs            4        -        3      -       33         9      24   (63)

     The Corporate Banking segment coordinates all banking and credit-related services to customers through its global relationship managers. The two main client bases served are financial institution clients and corporate clients. The Company's strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.

     Over the past several years, the Company has been seeking to improve its overall risk profile by reducing its credit exposures through elimination of non-strategic exposures, cutting back large individual exposures and avoiding outsized industry concentrations. In 2002, the Company set a goal of reducing corporate credit exposure to $24 billion by December 31, 2004. This goal was accomplished in early 2004 and exposures have since declined to $22.6 billion.

     In the third quarter of 2005, pre-tax income was $101 million, up 16%, compared with $87 million in the third quarter of 2004 and flat in comparison to the $101 million in the second quarter of 2005. The improvement in year-over-year results primarily reflects higher net interest income. On a year-to-date basis, pre-tax income was $295 million, up 15% compared with $257 million in 2004 reflecting both higher noninterest income and net interest income.

     The Corporate Banking segment's net interest income was $92 million in the third quarter of 2005, compared with $88 million in the third quarter of 2004 and $87 million in the second quarter of 2005. On a year-to-date basis, net interest income was $266 million, compared with $262 million for the nine months of 2004. Average assets for the quarter were $17.0 billion, compared with $17.5 billion in the third quarter of last year and $17.3 billion in the second quarter of 2005. Average assets for the nine months of 2005 were $17.3 billion compared with $17.4 billion in 2004. The sequential and year-over-year declines reflect a reduction in corporate borrowing. Average deposits in the Corporate Banking segment were $5.7 billion versus $5.4 billion in the third quarter of 2004 and $5.7 billion in the second quarter of 2005. On a year-to-date basis, average deposits were $5.6 billion compared with $5.9 billion in 2004.

     The third quarter of 2005 provision for credit losses was $16 million, compared with $15 million in the third quarter of last year and $18 million in the second quarter of 2005. On a year-to-date basis, provision for credit losses was $52 million compared with $50 million in 2004. After a significant period of reduction, exposures in Corporate Banking have leveled out. Net charge-offs in the Corporate Banking segment were $4 million in the third quarter of 2005, $3 million in the third quarter of 2004, and zero in the second quarter of 2005. Net charge-offs for the nine months of 2005 were $9 million compared with $24 million in 2004. Nonperforming assets were $94 million at September 30, 2005, down from $269 million at September 30, 2004 and $126 million at June 30, 2005. The decrease in nonperforming assets from the third quarter of 2004 primarily reflects loan sales, paydowns, and charge-offs of commercial loans.

     Noninterest income was $84 million in the current quarter, compared with $71 million in the third quarter of 2004 and $91 million in the second quarter of 2005. On a year-to-date basis, noninterest income was $256 million compared with $217 million in 2004. The increases reflect higher gains on asset dispositions, higher capital markets fees and higher income from Wing Hang Bank. The sequential quarter decline reflects lower syndication and other capital markets fees.

     Noninterest expense in the third quarter was $59 million, compared with $57 million in the third quarter of 2004 and $59 million in the second quarter of 2005. On a year-to-date basis, noninterest expense was $175 million compared with $172 million in 2004. The year-over-year increase primarily reflects higher pension and stock options expenses.

Retail Banking
--------------

                                               Percent Inc/(Dec)
                                               -----------------   Year-to-date  Percent
                                               3Q05 vs. 3Q05 vs. ---------------  Inc/
   (In millions)      3Q05     2Q05     3Q04     2Q05     3Q04    2005     2004    (Dec)
                    -------- -------- -------- -------- -------- ------- ------- -------
Net Interest Income $    136 $    131 $    125       4%       9% $   395 $   366      8%
Provision for Credit
  Losses                   5        5        6       -      (17)      15      16     (6)
Noninterest Income        27       27       28       -       (4)      80      85     (6)
Noninterest Expense      101       99       99       2        2      298     286      4
Income Before Taxes       57       54       48       6       19      162     149      9

Average Assets      $  6,180 $  6,071 $  5,639       2       10  $ 6,119 $ 5,445     12
Average Noninterest
  Bearing Deposits     5,377    5,510    5,398      (2)       -    5,462   5,212      5
Average Deposits      14,862   15,125   15,311      (2)      (3)  15,000  15,094     (1)
Nonperforming Assets      12       13       15      (8)     (20)      12      15    (20)
Net Charge-offs            7        6        6      17       17       18      17      6

Number of Branches       341      341      341       -        -      341     341      -
Number of ATMs           378      376      379       1        -      378     379      -

     The Retail Banking segment provides the Company with a stable source of core deposits. The segment represents an attractive distribution channel, and the Company has continued to expand the products offered through the retail branch system. The branch system is focused on the suburban Tri-State New York metropolitan area.

     The Retail Banking segment continues to demonstrate good results in spite of increased competition in the New York metropolitan area. Net interest income has been strong, reflecting the benefit of a rising rate environment on the
value of the segment's deposits.   In the third quarter of 2005, pre-tax income
was $57 million, up 19% from $48 million in the third quarter of 2004 and 6% from $54 million in the second quarter of 2005. On a year-to-date basis, pre-tax income was $162 million, up 9% from $149 million in 2004.

     The Company continues to enhance the services offered through the branch system. This includes leveraging its retail client base to distribute BNY Asset Management and third-party investment products. Currently, investment products are cross-sold to over 10% of the client base. The Company is also seeking selective expansion opportunities within its current branch footprint.

     Net interest income in the third quarter of 2005 was $136 million, compared with $125 million in the third quarter of 2004 and $131 million in the second quarter of 2005. Net interest income has increased over the third quarter of 2004 and on a sequential quarter basis as rates have risen, benefiting spreads. The increase in average assets since the third quarter of 2004 has also contributed to the increase in net interest income. On a year-to-date basis, net interest income was $395 million compared with $366 million in 2004 reflecting the same factor discussed above.

     Noninterest income was $27 million for the quarter, compared with $28 million in the third quarter of last year and $27 million in the second quarter of 2005. On a year-to-date basis, noninterest income was $80 million compared with $85 million in 2004. The decrease in noninterest income compared to 2004 reflects lower monthly service fees partially offset by higher debit card fees.

     Noninterest expense in the third quarter of 2005 was $101 million, compared with $99 million last year and $99 million in the second quarter of 2005. The increases from the third quarter of 2004 and second quarter of 2005 reflect slightly higher compensation and occupancy expense. For the nine months of 2005, noninterest expense was $298 million compared with $286 million in 2004 reflecting higher employee benefits, advertising, occupancy, and consulting costs.

     Net charge-offs were $7 million in the third quarter of 2005, compared with $6 million in the third quarter of 2004 and $6 million in the second quarter of 2005. For the nine months of 2005, net charge-offs were $18 million compared with $17 million from a year ago. Nonperforming assets were $12 million at September 30, 2005, compared with $15 million at September 30, 2004 and $13 million at June 30, 2005.

     Average deposits generated by the Retail Banking segment were $14.9 billion in the third quarter of 2005, compared with $15.3 billion in the third quarter of 2004 and $15.1 billion in the second quarter of 2005. For the nine months of 2005, average deposits were $15.0 billion compared with $15.1 billion in 2004. The decrease reflects customers seeking higher yields in a rising rate environment. Average assets in the Retail Banking sector were $6.2 billion, compared with $5.6 billion in the third quarter of 2004 and $6.1 billion in the second quarter of 2005. On a year-to-date basis, average assets were $6.1 billion, compared with $5.4 billion in 2004. The increase from 2004 in average assets is due to higher consumer loans.

Financial Markets
-----------------

                                             Percent Inc/(Dec)
                                             -----------------   Year-to-date  Percent
                                             3Q05 vs. 3Q05 vs. ---------------  Inc/
   (In millions)       3Q05    2Q05    3Q04    2Q05     3Q04    2005     2004   (Dec)
                     ------- ------- ------- -------- -------- ------- ------- -------
Net Interest Income  $    71 $    70 $    79       1%     (10)%$   209  $  237    (12)%
Provision for
  Credit Losses            4       6       5     (33)     (20)      15      15      -
Noninterest Income        42      49      35     (14)      20      137     126      9
Noninterest Expense       33      34      29      (3)      14      100      83     20
Income Before Taxes       76      79      80      (4)      (5)     231     265    (13)

Average Assets       $50,507 $49,741 $49,148       2        3  $49,547 $49,973     (1)
Average Deposits       3,850   4,137   3,517      (7)       9    3,983   3,724      7
Average Investment
  Securities          25,642  24,719  22,374       4       15   24,642  22,783      8
Net Charge-offs            -       -       -       -        -        -      14   (100)

     In the third quarter of 2005, pre-tax income was $76 million, compared with $80 million a year ago and $79 million in the second quarter of 2005. On a year-to-date basis, pre-tax income was $231 million, down from $265 million in 2004. The decreases over the third quarter and year-to-date 2004 are primarily due to a decline in net interest income, resulting from higher funding costs for the segment's securities portfolio.

     Net interest income for the third quarter was $71 million compared with $79 million a year ago and $70 million for the second quarter of 2005. The decrease from the third quarter of 2004 reflects the rising rate environment, which increased funding costs. On a year-to-date basis, net interest income was $209 million, down 12% from $237 million in 2004. The year-over-year decreases primarily reflect the rising rate environment and on a year-to-date basis, a decline in average assets. Average third quarter 2005 assets in the Financial Markets segment, composed primarily of short-term liquid assets and investment securities, were $50.5 billion, compared with $49.1 billion in the third quarter last year and $49.7 billion on a sequential quarter basis. The increases reflect higher levels of investment securities. Average investment securities increased as the Company continues to invest in adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. Average assets for the first nine months of 2005 were $49.5 billion, compared to $50.0 billion for the first nine months of 2004.

     Noninterest income was $42 million in the third quarter of 2005, compared with $35 million in the third quarter of 2004 and $49 million in the second quarter of 2005. On a year-to-date basis, noninterest income was $137 million in 2005 compared with $126 million in 2004. The positive variances reflect stronger interest rate derivatives and other trading activities.

     Net charge-offs were zero in the third quarter and second quarter of 2005 and in the third quarter of 2004, respectively. For the nine months of 2005, net charge-offs were zero compared with $14 million for the same period in 2004. Charge-offs in 2004 primarily related to the Company's airline exposure. Noninterest expense was $33 million in the third quarter of 2005, compared with

$29 million in last year's third quarter and $34 million in the second quarter of 2005. On a year-to-date basis, noninterest expense was $100 million for 2005 compared with $83 million for 2004. The increases over the third quarter and year-to-date 2004 are attributable to higher employee incentive compensation and technology expenses.

     The consolidating schedule below shows the contribution of the Company's segments to its overall profitability.

(Dollars in millions)        Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
September 30, 2005           Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      189  $      92  $     136  $      71  $         4  $        492
Provision for Credit Losses           1         16          5          4          (16)           10
Noninterest Income                1,095         84         27         42            -         1,248
Noninterest Expense                 884         59        101         33           58         1,135
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      399  $     101  $      57  $      76  $       (38) $        595
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              63%        16%         9%        12%
Average Assets               $   22,799  $  17,022  $   6,180  $  50,507  $     4,402  $    100,910

                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
June 30, 2005                Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      178  $      87  $     131  $      70  $         4  $        470
Provision for Credit Losses           1         18          5          6          (25)            5
Noninterest Income                1,058         91         27         49           31         1,256
Noninterest Expense                 872         59         99         34           59         1,123
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      363  $     101  $      54  $      79  $         1  $        598
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              61%        17%         9%        13%
Average Assets               $   23,114  $  17,271  $   6,071  $  49,741  $     4,264  $    100,461


                             Servicing
                                and
For the Quarter Ended        Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
September 30, 2004           Businesses   Banking    Banking    Markets      Items        Total
--------------------------   ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      135  $      88  $     125  $      79  $         1  $        428
Provision for Credit Losses           1         15          6          5          (27)            -
Noninterest Income                  953         71         28         35           12         1,099
Noninterest Expense                 770         57         99         29           44           999
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      317  $      87  $      48  $      80  $        (4) $        528
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        16%         9%        15%
Average Assets               $   20,937  $  17,485  $   5,639  $  49,148  $     4,146  $     97,355

(Dollars in millions)
                             Servicing
                                and
For the Nine Months Ended    Fiduciary   Corporate   Retail    Financial  Reconciling  Consolidated
September 30, 2005           Businesses   Banking    Banking    Markets      Items        Total
-------------------------    ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      535  $     266  $     395  $     209  $        12  $      1,417
Provision for
  Credit Losses                       3         52         15         15          (80)            5
Noninterest Income                3,178        256         80        137           31         3,682
Noninterest Expense               2,605        175        298        100          157         3,335
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $    1,105  $     295  $     162  $     231  $       (34) $      1,759
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              62%        16%         9%        13%
Average Assets               $   22,966  $  17,274  $   6,119  $  49,547  $     4,305  $    100,211


                             Servicing
                                and
For the Nine Months Ended    Fiduciary   Corporate   Retail   Financial  Reconciling  Consolidated
September 30, 2004           Businesses   Banking    Banking   Markets      Items         Total
-------------------------    ----------  ---------  ---------  ---------  -----------  ------------
Net Interest Income          $      403  $     262  $     366  $     237  $      (150) $      1,118
Provision for
  Credit Losses                       2         50         16         15          (61)           22
Noninterest Income                2,937        217         85        126          109         3,474
Noninterest Expense               2,340        172        286         83          144         3,025
                             ----------  ---------  ---------  ---------  -----------  ------------
Income Before Taxes          $      998  $     257  $     149  $     265  $      (124) $      1,545
                             ==========  =========  =========  =========  ===========  ============

Contribution Percentage              60%        15%         9%        16%
Average Assets               $   22,195  $  17,384  $   5,445  $  49,973  $     4,132  $     99,129


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

                                 3rd         2nd         1st
Segment                        Quarter     Quarter     Quarter    Year-to-date
                              ---------   ---------   ---------   ------------
(In millions)                    2004       2004        2004          2004
-----------------------       ---------   ---------   ---------   ------------
Servicing and Fiduciary        $    (30)  $     (35)   $    (30)   $      (95)
Corporate Banking                    (5)         (5)         (5)          (15)
Retail Banking                       (5)         (1)         (6)          (12)
Financial Markets                    (7)         (5)          1           (11)
                              ----------  ----------   ---------   -----------
Subtotal                            (47)        (46)        (40)         (133)
Reconciling                          47          46          40           133
                              ----------  ----------   ---------   ----------
Total                          $      -   $       -    $      -    $        -
                              ==========  ==========   =========   ==========

     The detail of reconciling items for 2005 and 2004 are presented in the following table.

                                     3rd      2nd      3rd
                                   Quarter  Quarter  Quarter    Year-to-date
                                   -------- -------- -------- -----------------
(In millions)                        2005     2005     2004     2005     2004
                                   -------- -------- -------- -------- --------
Segments' Revenue                  $  1,736 $  1,691 $  1,514 $  5,056 $  4,633
Adjustments:
   Earnings Associated with
     Assignment of Capital               (8)      (8)     (13)     (25)     (48)
   Securities Gains                       -       10        -       10       19
   SFAS 13 Cumulative
     Lease Adjustment                     -        -        -        -     (145)
   Taxable Equivalent Basis and
     Other Tax-Related Items             12       12       14       37       41
   Other                                  -       21       12       21       92
                                   -------- -------- -------- -------- --------
Subtotal- Revenue Adjustments             4       35       13       43      (41)
                                   -------- -------- -------- -------- --------
Consolidated Revenue               $  1,740 $  1,726 $  1,527 $  5,099 $  4,592
                                   ======== ======== ======== ======== ========

Segments' Income Before Tax        $    633 $    597 $    532 $  1,793 $  1,669
Adjustments:
   Revenue Adjustments (Above)            4       35       13       43      (41)
   Provision for Credit Losses
     Different than GAAP                 16       25       27       80       61
   Severance                             (2)      (4)       -       (7)     (12)
   Goodwill and
     Intangible Amortization            (10)     (10)      (9)     (28)     (25)
   Lease Termination                      -        -        -        -       (8)
   Corporate Overhead and Other         (46)     (45)     (35)    (122)     (99)
                                   -------- -------- -------- -------- --------
Consolidated Income
     Before Tax                    $    595 $    598 $    528 $  1,759 $  1,545
                                   ======== ======== ======== ======== ========
Segments' Total
     Average Assets                $ 96,508 $ 96,197 $ 93,209 $ 95,906 $ 94,997
Adjustments:
   Goodwill and Intangibles           4,402    4,264    4,146    4,305    4,132
                                   -------- -------- -------- -------- --------
Consolidated Average Assets        $100,910 $100,461 $ 97,355 $100,211 $ 99,129
                                   ======== ======== ======== ======== ========

     In addition to the recurring items discussed above, other significant items may be included as reconciling items. In the third quarter of 2005, the $14 million of expenses associated with an anticipated settlement of the previously disclosed Russian funds transfer matter was a reconciling item. In the second quarter of 2005, the $17 million gain on the sale of Financial Models Company, Inc. ("FMC"), $10 million of above trend securities gains, and the $10 million legal accrual for certain regulatory matters were reconciling items. In the first quarter of 2004, SFAS 13 cumulative adjustments to the leasing portfolio, securities gains on four large sponsor funds, gains on sale on Wing Hang Bank, and severance and lease termination expenses were reconciling items.

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

     Another key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At September 30, 2005, the unallocated allowance was 14% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $35 million, respectively.

     The credit rating assigned to each pass credit is another significant variable in determining the allowance. If each pass credit were rated one grade better, the allowance would have decreased by $54 million, while if each pass credit were rated one grade worse, the allowance would have increased by $100 million.

     For higher risk rated credits, if the loss given default were 10% worse, the allowance would have increased by $6 million, while if the loss given default were 10% better, the allowance would have decreased by $51 million.

     For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $5 million, respectively.


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

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in "Summary of Significant Accounting and Reporting Policies" of the Notes to Consolidated Financial Statement in the Company's 2004 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at September 30, 2005, approximately $2.6 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices because no such quoted market prices are available. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $64 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,613 million at September 30, 2005) and indefinite-lived intangible assets ($370 million at September 30, 2005) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

     Other identifiable intangible assets ($443 million at September 30, 2005) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles that require amortization. See Note "Goodwill and Intangibles" of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.4 billion of goodwill and intangible assets at September 30, 2005. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $221 million.

Pension Accounting
------------------

     The Company has defined benefit pension plans covering approximately 14,700 U.S. employees and approximately 2,400 non-U.S. employees at September 30, 2004.

     The Company has three defined benefit pension plans in the U.S. and six overseas. At December 31, 2004, the U.S. plans account for 86% of the projected benefit obligation. Pension credits were $24 million, $39 million, and $95 million in 2004, 2003 and 2002. In addition to its pension plans, the Company also has an Employee Stock Ownership Plan ("ESOP") that may provide additional benefits to certain employees. Upon retirement, covered employees are entitled to the higher of their benefit under the ESOP or the defined benefit plan. If the benefit is higher under the defined benefit plan, the employees' ESOP account is contributed to the pension plan.

     A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan, the price used to value stock in the ESOP. Since 2002, these key elements have varied as follows:

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

     For the first nine months of 2005, pension expense increased by $36 million, in line with an anticipated $48 million increase for the year 2005. This increase reflects changes in assumptions, the amortization of unrecognized pension losses and a decline in the market-related value of plan assets. These same factors are expected to further increase pension expense in 2006. To reduce the impact of these factors, the Company changed certain of its domestic defined benefit pension plans during the third quarter of 2005. The primary change was to switch the computation of benefits from final average pay to career average pay effective January 1, 2006.

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

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $101.8 billion at September 30, 2005, compared with $94.5 billion at December 31, 2004 and $103.1 billion at June 30, 2005. The September 30, 2005 balance sheet was slightly elevated due to some sizable overdrafts from securities servicing customers. The increase in assets from December 31, 2004 reflects increased loans to securities industry customers. Total shareholders' equity was $9.6 billion at September 30, 2005, compared with $9.3 billion at December 31, 2004 and $9.5 billion at June 30, 2005. In comparison to December 31, 2004, shareholders' equity reflects the retention of earnings and an increase in the securities valuation allowance.

     Return on average common equity for the third quarter of 2005 was 16.15%, compared with 15.90% in the third quarter of 2004 and 17.12% in the second quarter of 2005. For the nine months of 2005, return on average common equity was 16.59% compared with 16.73% in 2004.

     Return on average assets for the third quarter of 2005 was 1.53%, compared with 1.45% in the third quarter of 2004 and 1.59% in the second quarter of 2005. For the nine months of 2005, return on average assets was 1.56% compared with 1.47% in 2004.

Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

(In millions)                                            09/30/05     12/31/04
                                                       ----------   ----------
  Fixed Income:
   Mortgage-Backed Securities                          $   21,967   $   19,393
   Asset-Backed Securities                                     29            -
   Corporate Debt                                           1,160        1,259
   Short-Term Money Market Instruments                        964          982
   U.S. Treasury Securities                                   225          403
   U.S. Government Agencies                                   620          505
   State and Political Subdivisions                           228          197
   Emerging Market Debt (Collateralized
     By U.S. Treasury Zero Coupon Obligations)                117          107
   Other Foreign Debt                                         471          545
                                                       ----------   ----------
   Subtotal Fixed Income                                   25,781       23,391

  Equity Securities:
   Money Market Funds                                         394          388
   Other                                                       32           10
                                                       ----------   ----------
   Subtotal Equity Securities                                 426          398
                                                       ----------   ----------
  Total Securities                                     $   26,207   $   23,789
                                                       ==========   ==========

     Total investment securities were $26.2 billion at September 30, 2005, compared with $25.8 billion at June 30, 2005. Average investment securities were $25.6 billion in the third quarter of 2005, compared with $22.4 billion in the third quarter of last year and $24.7 billion in the second quarter of 2005. The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities, which are 89% rated AAA, 7% AA, and 4% A. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of the Company's mortgage portfolio at September 30, 2005 was approximately 1.7 years.

     Net unrealized loss for securities available-for-sale was $59 million at September 30, 2005, compared with net unrealized gains of $150 million at

September 30, 2004 and net unrealized gains of $60 million at June 30, 2005. The change in the value of available-for-sale securities at September 30, 2005 from June 30, 2005 reflects the increase in long-term interest rates over the quarter. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the fixed rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----


(Dollars in billions)                                   Quarterly                 Year-to-date
                            Period End                   Average                    Average
                   -------------------------- -------------------------- -------------------------
                   Total  Non-Margin  Margin  Total  Non-Margin  Margin  Total  Non-Margin  Margin
                   -----  ----------  ------- -----  ----------  ------  -----  ----------  ------
September 30, 2005 $42.1   $   35.8   $  6.3  $39.9   $   33.5   $  6.4  $39.3   $   32.9   $  6.4
December 31, 2004   35.8       29.7      6.1   39.4       33.0      6.4   37.8       31.5      6.3
September 30, 2004  37.1       31.2      5.9   37.6       31.3      6.3   37.2       30.9      6.3


     Total loans were $42.1 billion at September 30, 2005 compared with $35.8 billion at December 31, 2004. The increase in total loans from December 31, 2004 primarily reflects an increase in overdrafts and securities industry loans. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $39.9 billion in the third quarter of 2005, compared with $37.6 billion in the third quarter of 2004 while for the nine months ended September 30, 2005, average loans were $39.3 billion compared with $37.2 billion for September 30, 2004. The increase in average loans from September 30, 2004 results from increased lending to financial institutions.

     The following tables provide additional details on the Company's credit exposures and outstandings at September 30, 2005 in comparison to December 31, 2004.

Overall Loan Portfolio
----------------------

                                        Unfunded   Total              Unfunded   Total
(In billions)                  Loans  Commitments Exposure   Loans  Commitments Exposure
                              ----------------------------  ----------------------------
                              09/30/05  09/30/05  09/30/05  12/31/04  12/31/04  12/31/04
                              --------  --------  --------  --------  --------  --------
Financial Institutions        $   14.7  $   22.7  $   37.4  $    9.5  $   21.6  $   31.1
Corporate                          3.6      19.0      22.6       3.6      19.4      23.0
                              --------  --------  --------  --------  --------  --------
                                  18.3      41.7      60.0      13.1      41.0      54.1
                              --------  --------  --------  --------  --------  --------
Consumer & Middle Market           9.8       4.6      14.4       8.9       4.5      13.4
Leasing Financings                 5.7       0.1       5.8       5.6         -       5.6
Commercial Real Estate             2.0       1.3       3.3       2.1       1.2       3.3
Margin loans                       6.3         -       6.3       6.1         -       6.1
                              --------  --------  --------  --------  --------  --------
Total                         $   42.1  $   47.7  $   89.8  $   35.8  $   46.7  $   82.5
                              ========  ========  ========  ========  ========  ========

Financial Institutions
----------------------

     The financial institutions portfolio exposure was $37.4 billion at September 30, 2005 compared to $31.1 billion at December 31, 2004. The increase in exposure from year-end 2004 reflects greater activity in the capital markets at September 30, 2005, which drove higher levels of customer borrowing, compared with December 31, 2004. These exposures are of high quality with 81% meeting the investment grade criteria of the Company's rating system. These exposures are generally short-term, with 77% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.


(In billions)
                          September 30, 2005                     December 31, 2004
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Banks                $ 5.7  $     4.0   $   9.7    66%   91% $ 4.2  $     3.5   $    7.7
Securities Industry    3.7        3.5       7.2    80    96    1.5        3.0        4.5
Insurance              0.5        5.1       5.6    93    43    0.5        4.8        5.3
Government             0.1        4.5       4.6    98    58      -        5.0        5.0
Asset Managers         4.4        3.9       8.3    82    84    3.0        3.8        6.8
Mortgage Banks         0.2        0.6       0.8    69    54    0.2        0.7        0.9
Endowments             0.1        1.1       1.2    99    48    0.1        0.8        0.9
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $14.7  $    22.7   $  37.4    81%   77% $ 9.5  $    21.6   $   31.1
                     ===== =========== ========= ===== ===== ===== =========== =========

Corporate
---------

     The corporate portfolio exposure declined to $22.6 billion at September 30, 2005 from $23.0 billion at year-end 2004. Approximately 74% of the portfolio is investment grade while 18% of the portfolio matures within one year.


(In billions)
                          September 30, 2005                      December 31, 2004
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Media                $ 1.1  $     2.1   $   3.2    61%   12% $ 0.9  $     2.2   $    3.1
Cable                  0.4        0.3       0.7    29    20    0.6        0.4        1.0
Telecom                0.1        0.4       0.5    79     3    0.1        0.5        0.6
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Subtotal            1.6        2.8       4.4    57%   12%   1.6        3.1        4.7

Energy                 0.4        4.6       5.0    85     8    0.4        4.4        4.8
Retailing              0.1        2.1       2.2    75    28    0.1        2.1        2.2
Automotive*            0.1        1.2       1.3    57    40    0.1        1.7        1.8
Healthcare             0.2        1.7       1.9    84    17    0.3        1.5        1.8
Other**                1.2        6.6       7.8    78    22    1.1        6.6        7.7
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $ 3.6  $    19.0   $  22.6    74%   18% $ 3.6  $    19.4   $   23.0
                     ===== =========== ========= ===== ===== ===== =========== =========

* During the third quarter of 2005, the Company eliminated the Automotive division and transferred the customers to the other geographic lending divisions. The amounts in the table were reconstructed for comparison to year-end.

** Diversified portfolio of industries and geographies

     The Company's exposure to the airline industry consists of a $473 million leasing portfolio (including a $16 million real estate lease exposure). The airline-leasing portfolio consists of $250 million to major U.S. carriers, $134 million to foreign airlines and $89 million to U.S. regionals.

     During the third quarter of 2005, the airline industry continued to face liquidity issues driven by persistently high fuel prices and the inability to implement meaningful fare increases. The industry's considerable excess capacity and higher oil prices continue to negatively impact the valuations of aircraft, especially the less fuel-efficient models, in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio. At September 30, 2005, two of the Company's airline customers with aggregate exposure of $150 million had filed for bankruptcy. These exposures are 94% reserved. The Company expects these airlines to make decisions during the fourth quarter to affirm or disaffirm these leases. These decisions will drive the Company's level of charge-offs in the fourth quarter.

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.
                                          For the Quarter Ended
                            --------------------------------------------------
Rating(1)                      9/30/05    6/30/05   3/31/05  12/31/04   9/30/04
---------------------       --------------------------------------------------
AAA to AA-                      71%       68%       74%        68%        68%
A+ to A-                        13        15        13         19         21
BBB+ to BBB-                    13        14        10         10          8
Noninvestment Grade              3         3         3          3          3
                            -------- --------- ---------- --------- ----------
Total                          100%      100%      100%       100%       100%
                            ======== ========= ========== ========= ==========

(1) Represents credit rating agency equivalent of internal credit ratings.

Nonperforming Assets
--------------------


                                                              Change      Percent
                                                            9/30/05 vs.     Inc/
(Dollars in millions)                9/30/05     6/30/05      6/30/05      (Dec)
                                    ---------   ---------   -----------   --------
Loans:
     Commercial                     $      35   $      78   $      (43)     (55)%
     Foreign                               15          15           (-)       -
     Other                                 57          47           10       21
                                    ---------   ---------   -----------
  Total Nonperforming Loans               107         140          (33)     (24)
     Other Real Estate                      -           -            -        -
                                    ---------   ---------   -----------
  Total Nonperforming Assets        $     107   $     140   $      (33)     (24)
                                    =========   =========   ===========

Nonperforming Assets Ratio                0.3%        0.4%
Allowance for Loan
   Losses/Nonperforming Loans           524.9       400.5
Allowance for Loan
   Losses/Nonperforming Assets          524.9       400.5
Total Allowance for Credit
   Losses/Nonperforming Loans           661.2       506.1
Total Allowance for Credit
   Losses/Nonperforming Assets          661.2       506.1


     Nonperforming assets declined by $33 million, or 24%, during the third quarter of 2005 to $107 million and are down 63% from a year ago. The sequential quarter decrease in nonperforming loans primarily reflects the Company's partial sale of exposure to a cable operator that is categorized as nonperforming. The decrease from the third quarter of 2004 primarily reflects loan sales, paydowns, and charge-offs of commercial loans. The ratio of the total allowance for credit losses to nonperforming assets increased to 661.2% at September 30, 2005, compared with 263.3% at September 30, 2004 and 506.1% at June 30, 2005.

Activity in Nonperforming Assets

(In millions)                                 Quarter End         Year-to-date
                                       September 30, 2005   September 30, 2005
                                       ------------------   ------------------
Balance at Beginning of Period           $          140       $          214
   Additions                                         18                   24
   Charge-offs                                       (6)                 (18)
   Paydowns/Sales                                   (45)                (113)
                                       ------------------   ------------------
Balance at End of Period                 $          107       $          107
                                       ==================   ==================



     Interest income would have been increased by $1 million for each of the third quarters of 2005 and 2004 if loans on nonaccrual status at September 30, 2005 and 2004 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $3 million and $8 million for 2005 and 2004 had loans on nonaccrual status at September 30, 2005 and 2004 been performing for the entire period.

Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                         September 30, June 30, September 30,
(In millions)                                    2005     2005          2004
                                          ------------ -------- -------------
Impaired Loans with an Allowance          $         48 $    55    $      160
Impaired Loans without an Allowance(1)              22      64           108
                                          ------------ -------- -------------
Total Impaired Loans                      $         70 $   119    $      268
                                          ============ ======== =============
Allowance for Impaired Loans(2)           $         20 $    30    $       57
Average Balance of Impaired Loans
 during the Quarter                       $        120 $   145    $      293
Interest Income Recognized on
 Impaired Loans during the Quarter        $        1.2 $   1.6    $      2.4

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                         September 30,  June 30, September 30,
(Dollars in millions)                            2005      2005          2004
                                          ------------ --------- ------------
Margin Loans                              $      6,320 $  6,055    $    5,911
Non-Margin Loans                                35,823   34,626        31,208
                                          ------------ ---------   ----------
Total Loans                               $     42,143 $ 40,681    $   37,119
                                          ============ =========   ==========

Allowance for Loan Losses                 $        561 $    562    $      598
Allowance for Lending-Related
  Commitments                                      146      148           158
                                          ------------ ---------   ----------
Total Allowance for Credit Losses         $        707 $    710    $      756
                                          ============ =========   ==========
Allowance for Loan Losses As a
  Percent of Total Loans                          1.33%    1.38%         1.61%
Allowance for Loan Losses As a
  Percent of Non-Margin Loans                     1.57     1.62          1.92
Total Allowance for Credit Losses
  As a Percent of Total Loans                     1.68     1.75          2.04
Total Allowance for Credit Losses
  As a Percent of Non-Margin Loans                1.97     2.05          2.42

     The total allowance for credit losses was $707 million, or 1.68% of total loans at September 30, 2005, compared with $756 million, or 2.04% of total loans at September 30, 2004 and $710 million, or 1.75% of total loans at June 30, 2005.

     The Company has $6.3 billion of secured margin loans on its balance sheet at September 30, 2005. The Company has rarely suffered a loss on these types of loans and doesn't allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     The ratio of the total allowance for credit losses to non-margin loans decreased to 1.97% at September 30, 2005, compared with 2.42% at September 30, 2004, and 2.05% at June 30, 2005, reflecting continued improvement in the credit quality in the third quarter of 2005.

     The ratio of the allowance for loan losses to nonperforming assets was 524.9% at September 30, 2005, up from 208.1% at September 30, 2004, and 400.5%
at June 30, 2005.

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

     The first element, impaired credits, is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value. Fair value is either the present value of the expected future cash flows from borrower, the market value of the loan, or the fair value of the collateral.

     The second element, higher risk rated credits, is based on the assignment of loss factors for each specific risk category of higher risk credits. The Company rates each credit in its portfolio that exceeds $1 million and assigns the credits to specific risk pools. A potential loss factor is assigned to each pool, and an amount is included in the allowance equal to the product of the amount of the loan in the pool and the risk factor. Reviews of higher risk rated loans are conducted quarterly and the loan's rating is updated as necessary. The Company prepares a loss migration analysis and compares its actual loss experience to the loss factors on an annual basis to attempt to ensure the accuracy of the loss factors assigned to each pool. Pools of past due consumer loans are included in specific risk categories based on their length of time past due.

     The third element, pass rated credits, is based on the Company's expected loss model. Borrowers are assigned to pools based on their credit ratings.
The expected loss for each loan in a pool incorporates the borrower's credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower's probability of default. The loss given default incorporates a recovery expectation. Borrower and loss given default ratings are reviewed semi-annually at a minimum and are periodically mapped to third party, including rating agency, default and recovery data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. The Company also applies this technique to its leasing and consumer portfolios. All current consumer loans are included in the pass rated consumer pools.

     The fourth element, the unallocated allowance, is based on management's judgment regarding the following factors:

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

                                                 September 30,    December 31,
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

Deposits
--------

     Total deposits were $61.1 billion at September 30, 2005, compared with $58.4 billion at September 30, 2004 and $64.0 billion at June 30, 2005. The decrease on a sequential quarter basis was primarily due to lower market activity levels, which resulted in a reduced level of customer deposits at quarter end. Noninterest-bearing deposits were $16.3 billion at September 30, 2005, compared with $17.4 billion at December 31, 2004. Interest-bearing deposits were $44.8 billion at September 30, 2005, compared with $41.3 billion at December 31, 2004.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $13.1 billion and $14.5 billion on an average basis for the nine months of 2005 and 2004. Average foreign deposits, primarily from the Company's European based securities servicing business, were $25.9 billion at both September 30, 2005 and 2004. Domestic savings and other time deposits were $9.9 billion on a year-to-date average basis at September 30, 2005 compared to $10.2 billion at September 30, 2004. Average payables to customers and broker-dealers decreased to $6.0 billion from $6.5 billion. On a year-to-date basis, long-term debt averaged $7.2 billion and $6.1 billion at September 30, 2005 and 2004. A significant reduction in the Company's securities servicing businesses would reduce its access to foreign deposits.

     The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At September 30 2005, the Bank can pay dividends of approximately $744 million to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2005 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $264 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     For the quarter ended September 30, 2005, the Parent's quarterly average commercial paper borrowings were $231 million compared with $67 million in 2004. At September 30, 2005, the Parent had cash of $409 million compared with cash of $777 million at September 30, 2004 and $858 million at June 30, 2005. Net of commercial paper outstanding, the Parent's cash position at September 30, 2005 was down $475 million compared with September 30, 2004 reflecting the Parent's purchase of Pershing from the Bank in the first quarter of 2005.

     The Parent has a back-up line of credit of $275 million with 14 financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at September 30, 2005 and September 30, 2004.

     The Parent also has the ability to access the capital markets. At September 30, 2005, the Parent had a shelf registration statement with a capacity of $1.7 billion of debt, preferred stock, preferred trust securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of September 30, 2005 were as follows:

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

     The Parent has $100 million of long-term debt that becomes due in 2005 subsequent to September 30, 2005 and $225 million of long-term debt that is due in 2006. In addition, at September 30, 2005, the Parent has the option to call $230 million of subordinated debt in 2006, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

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

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at September 30, 2005 and 2004 was 103.82% and 98.44%, respectively. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with five financial institutions matures in March 2006. There were no borrowings against this line of credit during the third quarter of 2005. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $14 million, in aggregate, during the third quarter of 2005.

     Pershing Limited, an indirect subsidiary of the Company, has committed and uncommitted lines in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions matures in April 2006. There were no borrowings against this line of credit during the third quarter of 2005. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $217 million, in aggregate, during the third quarter of 2005.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.


     Cash used for other operating activities was $0.2 billion for the nine months of 2005, compared with $3.4 billion provided by operating activities through September 30, 2004. The use of funds from operations in 2005 was principally the result of changes in trading activities. The sources of cash flows from operations in 2004 were principally the result of changes in trading and net income.

     In the nine months of 2005, cash used for investing activities was $7.0 billion as compared to cash used for investing activities in the nine months of 2004 of $3.5 billion. In the nine months of 2005, purchases of securities available-for-sale and principal disbursed on loans to customers were a significant use of funds. Purchases of securities available-for-sale and change in interest-bearing deposits were the primary use of funds in 2004.

     Through September 30, 2005, cash provided by financing activities was $6.5 billion, compared to cash used of $0.5 billion in the nine months of 2004. Sources of funds in 2005 include deposits and the issuance of long-term debt. Deposits, other borrowed funds and the issuance of long-term debt and common stock were the primary source of funds in 2004.


CAPITAL RESOURCES

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. In order for the Parent to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of September 30, 2005 and 2004, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                   September 30, 2005  September 30, 2004                     Well   Adequately
                   ------------------  ------------------     Company  Capitalized  Capitalized
                    Company    Bank    Company      Bank      Targets   Guidelines   Guidelines
                   ---------  -------  ---------  -------  ----------  -----------  -----------
Tier 1*                7.93%   8.37%       8.09%    7.59%       7.75%           6%           4%
Total Capital**       12.20   11.52       12.09    11.69       11.75           10            8
Leverage               6.59    7.01        6.38     5.98                        5          3-5
Tangible Common
  Equity ("TCE")       5.32    6.29        5.49     5.79        5.25+         N.A.         N.A.

* Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     During the third quarter of 2005 the Company retained $228 million of earnings. Also in the quarter, the Company issued $55 million subordinated debt qualifying as Tier II capital. During the third quarter of 2005, the Company bought back 2.2 million shares.

     The Company's regulatory Tier 1 capital and Total capital ratios were 7.93% and 12.20% at September 30, 2005, compared with 8.09% and 12.09% at September 30, 2004, and 8.07% and 12.49% at June 30, 2005. The regulatory leverage ratio was 6.59% at September 30, 2005, compared with 6.38% at September 30, 2004 and 6.55% at June 30, 2005. The Company's tangible common equity as a percentage of total assets was 5.32% at September 30, 2005, compared with 5.49% at September 30, 2004 and 5.26% at June 30, 2005. The tangible common equity ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. The balance sheet size fluctuates from quarter to quarter based on levels of market activity. In general, when servicing clients are more actively trading securities, deposit balances, and the balance sheet as a whole, are higher to finance these activities.

     A billion dollar change in assets changes the TCE ratio by 5 basis points while a $100 million change in common equity changes the TCE ratio by 10 basis points.

     On March 1, 2005, the Board of Governors of the Federal Reserve System (the "FRB") adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies
(BHCs). See "Accounting Changes and New Accounting Pronouncements" in the Notes to the Consolidated Financial Statements.

     The following table presents the components of the Company's risk-based capital at September 30, 2005 and 2004:

(In millions)                                                  2005      2004
                                                             -------   -------
Common Stock                                                 $ 9,631   $ 9,054
Preferred Stock                                                    -         -
Preferred Trust Securities                                     1,150     1,150
Adjustments: Intangibles                                      (4,421)   (4,165)
             Securities Valuation Allowance                        -       (93)
             Merchant Banking Investments                         (8)       (6)
                                                             -------   -------
Tier 1 Capital                                                 6,352     5,940
                                                             -------   -------
Qualifying Unrealized Equity Security Gains                        -         -
Qualifying Subordinated Debt                                   2,709     2,193
Qualifying Allowance for Loan Losses                             706       749
                                                             -------   -------
Tier 2 Capital                                                 3,415     2,942
                                                             -------   -------
Total Risk-Based Capital                                     $ 9,767   $ 8,882
                                                             =======   =======

Risk-Adjusted Assets                                         $80,065   $73,447
                                                             =======   =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 2005 and 2004 are as follows:

                                  September 30, 2005           2005 Average
                                --------------------------- ------------------
(In millions)                   Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 29,868 $    - $         - $    - $         9
  Swaps                          252,347  1,690       1,059  1,577         870
  Written Options                203,688      -       1,201      -       1,222
  Purchased Options              158,130    211           -    160           -
Foreign Exchange Contracts:
  Swaps                            3,087      -           -      -           -
  Written Options                  5,316      -           -      -           2
  Purchased Options                7,096     28           -     44           -
  Commitments to Purchase
   and Sell Foreign Exchange      79,491    522         471    422         398
Debt Securities                        -  3,642         124  3,359         104
Credit Derivatives                 1,807      1           5      1           7
Equities                           2,999    198         140    159         115
                                         ------ ----------- ------ -----------
Total Trading Account                    $6,292 $     3,000 $5,722 $     2,727
                                         ====== =========== ====== ===========


                                  September 30, 2004           2004 Average
                                --------------------------- ------------------
                                Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 38,572 $   26 $         - $   35 $         -
  Swaps                          222,255  1,717         725  1,655         744
  Written Options                160,255      -       1,324      -       1,244
  Purchased Options              112,129    186           -    210           -
Foreign Exchange Contracts:
  Swaps                            2,937      -           -      -           -
  Written Options                  6,333      -           -      -           9
  Purchased Options                9,356     39           -     50           -
  Commitments to Purchase
   and Sell Foreign Exchange      69,985    502         503    374         396
Debt Securities                        -  1,332         102  1,581         106
Credit Derivatives                 1,497      2           5      2           7
Equities                           1,958    217         196    119          83
                                         ------ ----------- ------ -----------
Total Trading Account                    $4,021 $     2,855 $4,026 $     2,589
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

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.


(Dollars in millions)                  3rd Quarter 2005               Year-to-date 2005
                                ---------------------------  -------------------------------------
                                Average   Minimum   Maximum  Average   Minimum   Maximum   9/30/05
                                -------   -------   -------  -------   -------   -------   -------
Interest Rate                   $   2.7   $   1.8   $   4.4  $   2.8   $   1.8   $   4.6   $   3.7
Foreign Exchange                    1.1       0.4       2.9      1.6       0.4       4.1       0.8
Equity                              0.5       0.3       0.8      0.6       0.3       1.1       0.7
Credit Derivatives                  1.2       0.9       1.8      1.6       0.9       2.1       1.0
Diversification                    (1.0)       NM        NM     (1.3)       NM        NM      (1.2)
Overall Portfolio                   4.5       3.2       7.0      5.3       3.2       9.1       5.0



                                      3rd Quarter 2004                Year-to-date 2004
                                ---------------------------  -------------------------------------
                                Average   Minimum   Maximum  Average   Minimum   Maximum   9/30/04
                                -------   -------   -------  -------   -------   -------   -------
Interest Rate                   $   2.8   $   2.1   $   4.2  $   4.1   $   2.1   $   7.8   $   2.9
Foreign Exchange                    0.9       0.5       1.6      1.0       0.4       3.1       1.4
Equity                              0.8       0.6       1.6      1.2       0.6       2.4       1.3
Credit Derivatives                  1.5       1.3       1.6      1.8       1.3       2.1       1.5
Diversification                    (1.4)       NM        NM     (1.4)       NM        NM      (2.2)
Overall Portfolio                   4.6       3.6       6.2      6.7       3.6      12.8       4.9


NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

     During the nine months of 2005, interest rate risk generated approximately 42% of average VAR, credit derivatives generated 24% of average VAR, foreign exchange accounted for 25% of average VAR, and equity generated 9% of average VAR. During the third quarter and nine months of 2005, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days on which the Company's trading revenues fell within particular ranges during the past year.

Distribution of Revenues
------------------------
                                         For the Quarter Ended
                            --------------------------------------------------
Revenue Range                9/30/05    6/30/05   3/31/05  12/31/04   9/30/04
                            --------------------------------------------------
(Dollars in millions)                    Number of Occurrences
----------------------      --------- --------- --------- ---------- ---------
Less than $(2.5)                 0         0         0          0         0
$(2.5)~ $ 0                      3         6         1          6        11
$ 0   ~ $ 2.5                   51        40        50         49        48
$ 2.5 ~ $ 5.0                    8        16        11          8         5
More than $5.0                   2         2         0          0         0

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

(Dollars in millions)                   September 30, 2005      June 30, 2005
                                             $        %           $        %
                                        --------- --------   ---------- ------
     +200 bp Ramp vs. Stable Rate      $    (26)   (1.25)%   $   (15)  (0.74)%
     +100 bp Ramp vs. Stable Rate            (6)   (0.27)          4    0.20
     -100 bp Ramp vs. Stable Rate            (3)   (0.16)        (17)  (0.84)

     The base case scenario Fed Funds rate in the September 30, 2005 analysis was 3.75% versus 3.25% for the June 30, 2005 analysis. The 100+ basis point ramp scenario assumes short-term rates rise 25 basis points in each of the next four quarters, while the 200+ ramp scenario assumes a 50 basis point per quarter increase. The 100+ basis point September 30, 2005 scenario assumes a steepening of the yield curve with 10-year rates rising 106 basis points. The 200+ basis point September 30, 2005 scenario assumes a slight steepening of the yield curve with 10-year rates rising 205 basis points. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

STATISTICAL INFORMATION


                                  THE BANK OF NEW YORK COMPANY, INC.
                      Average Balances and Rates on a Taxable Equivalent Basis
                                       (Dollars in millions)
                                              For the three months       For the three months
                                            ended September 30, 2005   ended September 30, 2004
                                         ----------------------------  ----------------------------
                                          Average             Average   Average             Average
                                          Balance   Interest   Rate     Balance   Interest   Rate
                                         --------   --------  -------  --------   --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                     $   8,629  $     68    3.13%  $  11,416  $     77    2.69%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           4,465        38    3.37       6,443        20    1.22
Margin Loans                                 6,392        71    4.40       6,315        40    2.50
Loans
 Domestic Offices                           22,955       271    4.69      21,333       218    4.06
 Foreign Offices                            10,561       121    4.53       9,939        72    2.89
                                         ---------  --------           ---------  --------
   Non-Margin Loans                         33,516       392    4.64      31,272       290    3.69
                                         ---------  --------           ---------  --------
Securities
 U.S. Government Obligations                   228         2    3.55         450         3    2.64
 U.S. Government Agency Obligations          3,956        41    4.19       3,560        30    3.37
 Obligations of States and
  Political Subdivisions                       231         4    6.59         227         4    8.29
 Other Securities                           21,227       224    4.23      18,137       162    3.57
 Trading Securities                          3,361        38    4.49       1,587        11    2.81
                                         ---------  --------           ---------  --------
   Total Securities                         29,003       309    4.27      23,961       210    3.52
                                         ---------  --------           ---------  --------

Total Interest-Earning Assets               82,005       878    4.25%     79,407       637    3.19%
                                                    --------           ---------  --------
Allowance for Credit Losses                   (562)                         (592)
Cash and Due from Banks                      2,974                         3,027
Other Assets                                16,493                        15,513
                                         ---------                     ---------
   TOTAL ASSETS                          $ 100,910                     $  97,355
                                         =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts              $   6,827  $     30    1.74%  $   6,474  $     13    0.83%
 Savings                                     8,637        27    1.23       9,296        16    0.70
 Certificates of Deposit
  $100,000 & Over                            3,137        28    3.56       3,640        14    1.56
 Other Time Deposits                         1,529        11    2.84         934         4    1.61
 Foreign Offices                            25,887       152    2.33      25,227        92    1.44
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Deposits           46,017       248    2.14      45,571       139    1.22
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                  1,245         9    2.96       1,572         4    1.12
Other Borrowed Funds                         1,716        13    3.10       2,416         9    1.51
Payables to Customers and Broker-Dealers     5,714        35    2.41       5,785        14    0.95
Long-Term Debt                               7,568        73    3.81       6,083        35    2.26
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Liabilities        62,260       378    2.41%     61,427       201    1.31%
                                                    --------           ---------  --------
Noninterest-Bearing Deposits                15,815                        14,576
Other Liabilities                           13,271                        12,489
Common Shareholders' Equity                  9,564                         8,863
                                         ---------                     ---------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 100,910                     $  97,355
                                         =========                     =========
Net Interest Earnings
 and Interest Rate Spread                           $    500    1.84%             $    436    1.88%
                                                    ========  =======             ========  =======
Net Yield on Interest-Earning Assets                            2.42%                         2.18%
                                                              =======                       =======


                                       THE BANK OF NEW YORK COMPANY, INC.
                          Average Balances and Rates on a Taxable Equivalent Basis
                                             (Dollars in millions)

                                                For the nine months         For the nine months
                                              ended September 30, 2005    ended September 30, 2004
                                             --------------------------  --------------------------
                                             Average            Average  Average            Average
                                             Balance  Interest   Rate    Balance  Interest   Rate
                                             -------  --------  -------  -------  --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                        $  9,207  $    206    2.99%  $11,960  $    224    2.50%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements             4,813       102    2.82     6,964        53    1.02
Margin Loans                                   6,380       188    3.94     6,330       108    2.29
Loans
 Domestic Offices                             22,606       760    4.50    21,547       483    2.99
 Foreign Offices                              10,336       322    4.17     9,364       197    2.81
                                            --------  --------           -------  --------
   Non-Margin Loans                           32,942     1,082    4.39    30,911       680    2.94
                                            --------  --------           -------  --------
Securities
 U.S. Government Obligations                     289         7    3.23       456         8    2.47
 U.S. Government Agency Obligations            3,690       110    3.97     3,955        98    3.29
 Obligations of States and
  Political Subdivisions                         214        11    7.03       236        13    7.23
 Other Securities                             20,449       617    4.02    18,136       474    3.48
 Trading Securities                            3,084        98    4.30     2,139        34    2.17
                                            --------  --------           -------  --------
   Total Securities                           27,726       843    4.06    24,922       627    3.36
                                            --------  --------           -------  --------
Total Interest-Earning Assets                 81,068     2,421    3.99%   81,087     1,692    2.79%
                                                      --------           -------  --------
Allowance for Credit Losses                     (578)                       (633)
Cash and Due from Banks                        3,342                       2,947
Other Assets                                  16,379                      15,728
                                            --------                    --------
   TOTAL ASSETS                             $100,211                    $ 99,129
                                            ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts                 $  6,939  $     77    1.49%  $ 6,648  $     36    0.73%
 Savings                                       8,824        72    1.09     9,267        47    0.68
 Certificates of Deposit
  $100,000 & Over                              3,028        70    3.09     3,847        39    1.33
 Other Time Deposits                           1,101        20    2.37       967        11    1.55
 Foreign Offices                              25,896       413    2.13    25,874       251    1.30
                                            --------  --------           -------  --------
  Total Interest-Bearing Deposits             45,788       652    1.90    46,603       384    1.10
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                    1,262        23    2.44     1,599        10    0.82
Other Borrowed Funds                           1,831        33    2.43     2,400        27    1.50
Payables to Customers and Broker-Dealers       6,025        88    1.95     6,521        38    0.78
Long-Term Debt                                 7,223       187    3.42     6,143        95    2.04
                                            --------  --------           -------  --------
  Total Interest-Bearing Liabilities          62,129       983    2.12%   63,266       554    1.17%
                                                      --------           -------  --------
Noninterest-Bearing Deposits                  15,533                      14,465
Other Liabilities                             13,152                      12,701
Common Shareholders' Equity                    9,397                       8,697
                                            --------                     -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $100,211                     $99,129
                                            ========                     =======
Net Interest Earnings
 and Interest Rate Spread                             $  1,438    1.87%           $  1,138    1.62%
                                                      ========  =======           ========  =======
Net Yield on Interest-Earning Assets                              2.37%                       1.88%
                                                                =======                     =======


OTHER DEVELOPMENTS

     In July 2005, the Company acquired the bond administration business of Marshall & Ilsley Trust Company N.A., and M&I Marshall & Ilsley Bank (together, "M&I"), where they act as bond trustee, paying/fiscal agent, master trustee, transfer agent and/or registrar. The transaction involves the acquisition of approximately 560 bond trusteeships and agency appointments, representing $4.8 billion of principal debt outstanding for an estimated 225 clients.

     In August 2005, the Company and Nordea, the leading financial services provider in the Nordic region, have entered into a strategic agreement to provide global custody and selected related services to Nordea's institutional clients in the Nordic and Baltic Sea regions. The scope of the agreement involves approximately EUR 240 billion of assets, which represent about half of Nordea's EUR 500 billion assets under custody.

     In August 2005, the Company announced a strategic arrangement with IL&FS Trust Company Limited ("ITCL"), a leading provider of trust and fiduciary services in India. The arrangement between the two organizations will provide Indian issuers with access to the Company's global network, a comprehensive array of services to the international capital markets, and leading-edge technology capabilities. Under the arrangement, ITCL will perform corporate trust services in India, and the Company will provide offshore services.

     In October 2005, the Company announced a marketing alliance with National Australia Bank ("National"). The arrangement will enable the Company to offer commission recapture services to National's custody clients in Australia and New Zealand. The alliance continues the strategic international build-out of the Company's transition management and commission recapture capabilities, which has included the opening of its Sydney office and acquisition of LJR.

     On October 18, 2005, the Company announced its definitive agreement to acquire Alcentra Group Limited, an international asset management group focused on funds which invest in sub-investment grade debt. Alcentra's management team will retain a 20 percent shareholder interest. Alcentra has operations in London and Los Angeles and currently manages 15 different investment funds with over $6.2 billion of assets. The transaction is expected to close by year-end, pending regulatory approval and other customary conditions of closing.

     Construction of the new data center in the mid-south region of the U.S. has been completed and the Company has obtained a certificate of occupancy. The data center is expected to be operating at two-thirds capacity in early November and fully operational next year. The new data center will improve the geographic diversification and resilience of the Company's operations and will support the processing needs of the Company's institutional and retail customers.

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

                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)
                                                        For the three months ended
                                             --------------------------------------------
                                             March 31, June 30, September 30, December 31, Year
                                                 2004     2004          2004         2004  2004
                                             --------- -------- ------------- ----------- ------
Interest Income
---------------
Loans                                        $     118 $    272   $      290    $    401  $1,080
Margin Loans                                        34       35           40          48     156
Securities
  Taxable                                          181      180          181         197     741
  Exempt from Federal Taxes                         10       10           10          11      40
                                             --------- -------- ------------- ----------- ------
                                                   191      190          191         208     781
Deposits in Banks                                   68       78           77          81     305
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                           16       17           20          27      80
Trading Assets                                      14        9           11          17      51
                                             --------- -------- ------------- ----------- ------
    Total Interest Income                          441      601          629         782   2,453
                                             --------- -------- ------------- ----------- ------
Interest Expense
----------------
Deposits                                           118      126          139         164     548
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                        3        3            4           6      15
Other Borrowed Funds                                 9        9            9          25      52
Customer Payables                                   13       12           14          19      57
Long-Term Debt                                      30       30           35          41     136
                                             --------- -------- ------------- ----------- ------
    Total Interest Expense                         173      180          201         255     808
                                             --------- -------- ------------- ----------- ------
Net Interest Income                                268      421          428         527   1,645
-------------------
Provision for Credit Losses                         12       10            -          (7)     15
                                             --------- -------- ------------- ----------- ------
Net Interest Income After Provision
  for Credit Losses                                256      411          428         534   1,630
                                             --------- -------- ------------- ----------- ------
Noninterest Income
------------------
Servicing Fees
 Securities                                        716      716          685         742   2,858
 Global Payment Services                            79       83           84          71     317
                                             --------- -------- ------------- ----------- ------
                                                   795      799          769         813   3,175
Private Client Services and
  Asset Management Fees                            108      113          113         115     448
Service Charges and Fees                            96       93           98          98     385
Foreign Exchange and Other Trading Activities      106      100           67          90     364
Securities Gains                                    33       12           14          18      78
Other                                               82       39           38          42     200
                                             --------- -------- ------------- ----------- ------
    Total Noninterest Income                     1,220    1,156        1,099       1,176   4,650
                                             --------- -------- ------------- ----------- ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                     574      570          564         617   2,324
Net Occupancy                                       81       72           77          75     305
Furniture and Equipment                             51       51           51          51     204
Clearing                                            48       44           39          45     176
Sub-custodian Expenses                              22       22           21          22      87
Software                                            49       50           52          43     193
Communications                                      24       23           22          23      93
Amortization of Intangibles                          8        8            9           9      34
Other                                              156      172          164         212     706
                                             --------- -------- ------------- ----------- ------
    Total Noninterest Expense                    1,013    1,012          999       1,097   4,122
                                             --------- -------- ------------- ----------- ------
Income Before Income Taxes                         463      555          528         613   2,158
Income Taxes                                        99      184          174         262     718
                                             --------- -------- ------------- ----------- ------
Net Income                                   $     364 $    371   $      354    $    351  $1,440
----------                                   ========= ======== ============= =========== ======
Per Common Share Data:
----------------------
   Basic Earnings                            $    0.47 $   0.48   $     0.46    $   0.45  $ 1.87
   Diluted Earnings                               0.47     0.48         0.46        0.45    1.85
   Cash Dividends Paid                            0.19     0.20         0.20        0.20    0.79
Diluted Shares Outstanding                         778      779          778         780     778
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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT COULD AFFECT FUTURE RESULTS

     The information presented with respect to, among other things, earnings and revenue outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, future loan losses, and the Company's plans, objectives and strategies is forward-looking information. Forward-looking statements are the Company's current estimates or expectations of future events or future results.

     The Company, or its executive officers and directors on behalf of the Company, may from time to time make forward-looking statements. When used in this report, any press release or oral statements, the words "estimate, " "forecast," "project," "anticipate," "target," "expect," "intend," "think," "continue," "seek," "believe," "plan," "goal," "could," "should," "may," "will," "strategy," and words of similar meaning are intended to identify forward-looking statements in addition to statements specifically identified as forward-looking statements.

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

Competition - The Company is subject to increased competition from other domestic and international banks and financial service companies such as trading firms, broker-dealers and asset managers as well as from unregulated financial services organizations. It is also subject to rapid technological changes requiring significant and ongoing investments in technology to develop competitive new products and services or adopt new technologies. Technological advances which result in lower transaction costs may adversely impact the Company's revenues.

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

Access to liquidity - Limitations on the Company's access to the funds markets, arising from a loss of confidence of debt purchasers or counterparties in the funds markets in general or the Company in particular, it would adversely affect the Company.

Operational risk and business continuity - The Company continually assesses and monitors operational risk in its businesses. Operational risk is mitigated by formal risk management oversight within the Company as well as by automation, standardized operating procedures, segregation of duties and controls, timely confirmation and reconciliation procedures and insurance. In addition, the Company provides for disaster and business recovery planning for events that could damage the Company's physical facilities, cause delay or disruptions to operational functions, including telecommunications networks, or impair the Company's clients, vendors and counterparties. Events beyond those contemplated in the plans could negatively affect the Company.

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

     The Company has entered into investments that produce synthetic fuel from coal byproducts. Section 29 of the Internal Revenue code provides a tax credit for these types of transactions. The amount of the credit is dependent on the amount of synthetic fuel produced by these investments. Synthetic fuel production can be impacted by mine, workforce, transportation, and weather conditions among other factors. The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel produced in any given year are phased out if the Reference Price of a barrel of oil for that year falls within a specified, inflation-adjusted price range.

     The Company estimates that the 2005 phase-out would begin if the entire calendar year 2005 reference prices average above $52 (which corresponds to popularly published spot prices of $56) and the credit would be fully phased out at $65 (which corresponds to popularly published spot prices of $69).

     Based on information available through October 31, 2005, the Company does not expect that further changes in the price of oil in the fourth quarter of 2005 should adversely impact its effective tax rate for 2005. If the reference price of a barrel of oil in future years exceeds the applicable phase-out threshold for those years, the tax credits generated by the synthetic fuel facilities in those years could be reduced or eliminated.

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

WEBSITE INFORMATION

     The Company makes available on its website, www.bankofny.com:

*	All of its SEC filings, including annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, SEC Forms 3, 4 and 5 and its proxy statement as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC,
*	Its earnings releases and management conference calls and
        presentations, and
*	Its corporate governance guidelines and the charters of the
        audit and examining, compensation and organization, and nominating and governance committees of its Board of Directors.

     The corporate governance guidelines and committee charters are available in print to any shareholder who requests it. Requests should be sent to The Bank of New York Company, Inc., Corporate Communications, One Wall Street, NY, NY 10286.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                      Consolidated Balance Sheets
                            (Dollars in millions, except per share amounts)
                                             (Unaudited)
                                                      September 30, 2005       December 31, 2004
                                                      ------------------       -----------------
Assets
------
Cash and Due from Banks                               $            3,493       $           3,886
Interest-Bearing Deposits in Banks                                 7,058                   8,192
Securities
  Held-to-Maturity (fair value of $2,048 in 2005
    and $1,873 in 2004)                                            2,071                   1,886
  Available-for-Sale                                              24,159                  21,916
                                                      ------------------       -----------------
    Total Securities                                              26,230                  23,802
Trading Assets at Fair Value                                       6,292                   4,627
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                          3,572                   5,708
Loans (less allowance for loan losses of $561 in 2005
  and $591 in 2004)                                               41,582                  35,190
Premises and Equipment                                             1,040                   1,097
Due from Customers on Acceptances                                    175                     137
Accrued Interest Receivable                                          357                     285
Goodwill                                                           3,613                   3,477
Intangible Assets                                                    813                     793
Other Assets                                                       7,541                   7,335
                                                      ------------------       -----------------
     Total Assets                                     $          101,766       $          94,529
                                                      ==================       =================
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)   $           16,289       $          17,442
 Interest-Bearing
   Domestic Offices                                               18,966                  18,692
   Foreign Offices                                                25,822                  22,587
                                                      ------------------       -----------------
     Total Deposits                                               61,077                  58,721
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                 3,349                   1,205
Trading Liabilities                                                3,000                   2,873
Payables to Customers and Broker-Dealers                           8,103                   8,664
Other Borrowed Funds                                               1,270                     533
Acceptances Outstanding                                              176                     139
Accrued Taxes and Other Expenses                                   4,552                   4,452
Accrued Interest Payable                                             132                     113
Other Liabilities (including allowance for
  lending-related commitments of
  $146 in 2005 and $145 in 2004)                                   2,970                   2,418
Long-Term Debt                                                     7,529                   6,121
                                                      ------------------       -----------------
     Total Liabilities                                            92,158                  85,239
                                                      ------------------       -----------------
Shareholders' Equity
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,048,772,989 shares in 2005 and
  1,044,841,603 shares in 2004                                     7,866                   7,836
 Additional Capital                                                1,865                   1,790
 Retained Earnings                                                 6,846                   6,162
 Accumulated Other Comprehensive Income                             (107)                     (6)
                                                      ------------------       -----------------
                                                                  16,470                  15,782
 Less: Treasury Stock (278,556,517 shares in 2005
        and 266,720,629 shares in 2004), at cost                   6,852                   6,492
       Loan to ESOP (305,261 shares in 2005), at cost                 10                       -
                                                      ------------------       -----------------
     Total Shareholders' Equity                                    9,608                   9,290
                                                      ------------------       -----------------
     Total Liabilities and Shareholders' Equity       $          101,766       $          94,529
                                                      ==================       =================
------------------------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)
                                                               For the three         For the nine
                                                                months ended         months ended
                                                               September 30,         September 30,
                                                              2005       2004       2005      2004
                                                              ----       ----       ----      ----
Interest Income
---------------
Loans                                                        $  392     $  290     $1,082    $  680
Margin Loans                                                     71         40        188       108
Securities
  Taxable                                                       253        181        694       543
  Exempt from Federal Income Taxes                               10         10         30        30
                                                             ------     ------     ------    ------
                                                                263        191        724       573
Deposits in Banks                                                68         77        206       224
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                        38         20        102        53
Trading Assets                                                   38         11         98        34
                                                             ------     ------     ------    ------
    Total Interest Income                                       870        629      2,400     1,672
                                                             ------     ------     ------    ------
Interest Expense
----------------
Deposits                                                        248        139        652       384
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                     9          4         23        10
Other Borrowed Funds                                             13          9         33        27
Customer Payables                                                35         14         88        38
Long-Term Debt                                                   73         35        187        95
                                                             ------     ------     ------    ------
    Total Interest Expense                                      378        201        983       554
                                                             ------     ------     ------    ------
Net Interest Income                                             492        428      1,417     1,118
-------------------
Provision for Credit Losses                                      10          -          5        22
                                                             ------     ------     ------    ------
Net Interest Income After Provision for Credit Losses           482        428      1,412     1,096
                                                             ------     ------     ------    ------
Noninterest Income
------------------
Servicing Fees
 Securities                                                     806        684      2,333     2,116
 Global Payment Services                                         75         85        226       247
                                                             ------     ------     ------    ------
                                                                881        769      2,559     2,363
Private Client Services and Asset Management Fees               120        113        363       333
Service Charges and Fees                                         93         98        288       286
Foreign Exchange and Other Trading Activities                    93         67        292       273
Securities Gains                                                 15         14         50        59
Other                                                            46         38        130       160
                                                             ------     ------     ------    ------
    Total Noninterest Income                                  1,248      1,099      3,682     3,474
                                                             ------     ------     ------    ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                  644        564      1,902     1,708
Net Occupancy                                                    79         77        239       230
Furniture and Equipment                                          52         51        155       153
Clearing                                                         49         39        137       131
Sub-custodian Expenses                                           25         21         72        65
Software                                                         54         52        162       151
Communications                                                   24         22         69        69
Amortization of Intangibles                                      10          9         28        26
Other                                                           198        164        571       492
                                                             ------     ------     ------    ------
    Total Noninterest Expense                                 1,135        999      3,335     3,025
                                                             ------     ------     ------    ------
Income Before Income Taxes                                      595        528      1,759     1,545
Income Taxes                                                    206        174        593       456
                                                             ------     ------     ------    ------
Net Income                                                   $  389     $  354     $1,166    $1,089
----------                                                   ======     ======     ======    ======
Per Common Share Data:
   Basic Earnings                                            $ 0.51     $ 0.46     $ 1.52    $ 1.41
   Diluted Earnings                                            0.51       0.46       1.51      1.40
   Cash Dividends Paid                                         0.21       0.20       0.61      0.59
Diluted Shares Outstanding                                      769        778        773       778
---------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


                          THE BANK OF NEW YORK COMPANY, INC.
              Consolidated Statement of Changes in Shareholders' Equity
                        For the nine months ended September 30, 2005
                                 (Dollars in millions)
                                      (Unaudited)

Common Stock
Balance, January 1                                                            $       7,836
  Issuances in Connection with Employee Benefit Plans                                    30
                                                                              -------------
Balance, September 30                                                                 7,866
                                                                              -------------
Additional Capital
Balance, January 1                                                                    1,790
  Issuances in Connection with Employee Benefit Plans                                   114
  Stock Rights Redemption                                                               (39)
                                                                              -------------
Balance, September 30                                                                 1,865
                                                                              -------------
Retained Earnings
Balance, January 1                                                                    6,162
  Net Income                                                    $     1,166           1,166
  Cash Dividends on Common Stock                                                       (482)
                                                                              -------------
Balance, September 30                                                                 6,846
                                                                              -------------
Accumulated Other Comprehensive Income

Balance, January 1                                                                       (6)
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(51)                                           (81)            (81)
      Reclassification Adjustment, Net of Taxes of $5                     7               7
      Foreign Currency Translation Adjustment,
        Net of Taxes of $(8)                                            (24)            (24)
      Net Unrealized Derivative loss on Cash Flow Hedges,
        Net of Taxes of $(2)                                             (1)             (1)
      Minimum Pension Liability Adjustment,
        Net of Taxes of $(1)                                             (2)             (2)
                                                                 -----------   -------------
Balance, September 30                                                                  (107)

Total Comprehensive Income                                      $     1,065
                                                                ===========
Less Treasury Stock
Balance, January 1                                                                    6,492
  Issued                                                                                (36)
  Acquired                                                                              396
                                                                              -------------
Balance, September 30                                                                 6,852
                                                                              -------------
Less Loan to ESOP
Balance, January 1                                                                        -
  Loan to ESOP                                                                           10
                                                                              -------------
Balance, September 30                                                                    10
                                                                              -------------
Total Shareholders' Equity, September 30, 2005                                $       9,608
                                                                              =============

-------------------------------------------------------------------------------------------

Comprehensive Income for the three months ended September 30, 2005 and 2004 was $306 and $435.
Comprehensive Income for the nine months ended September 30, 2005 and 2004 was $1,065 and $1,045.

See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                               (Dollars in millions)
                                    (Unaudited)

                                                           For the nine months
                                                             ended September 30,
                                                              2005       2004
                                                            --------   --------
Operating Activities
Net Income                                                  $  1,166   $  1,089
Adjustments to Determine Net Cash Attributable to
 Operating Activities:
  Provision for Credit Losses
    and Losses on Other Real Estate                                5         22
  Depreciation and Amortization                                  403        367
  Deferred Income Taxes                                          236        208
  Securities Gains                                               (50)       (59)
  Change in Trading Activities                                (1,815)     1,753
  Change in Accruals and Other, Net                             (152)        35
                                                            --------   --------
Net Cash (Used for) Provided by Operating Activities            (207)     3,415
                                                            --------   --------
Investing Activities
Change in Interest-Bearing Deposits in Banks                     713     (1,337)
Change in Margin Loans                                          (262)      (199)
Purchases of Securities Held-to-Maturity                        (508)    (1,224)
Paydowns of Securities Held-to-Maturity                          277        154
Maturities of Securities Held-to-Maturity                         38          6
Purchases of Securities Available-for-Sale                   (13,018)   (10,532)
Sales of Securities Available-for-Sale                         3,578      3,278
Paydowns of Securities Available-for-Sale                      5,103      6,177
Maturities of Securities Available-for-Sale                    1,787      1,708
Net Principal Received (Disbursed) on Loans to Customers      (6,687)    (1,055)
Sales of Loans and Other Real Estate                             141         28
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                            2,136       (249)
Purchases of Premises and Equipment                              (71)      (222)
Acquisitions, Net of Cash Acquired                              (257)      (100)
Proceeds from the Sale of Premises and Equipment                   -          8
Other, Net                                                        51         23
                                                            --------   --------
Net Cash Used for Investing Activities                        (6,979)    (3,536)
                                                            --------   --------
Financing Activities
Change in Deposits                                             3,459      2,098
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                             2,144        135
Change in Payables to Customers and Broker-Dealers              (560)    (2,460)
Change in Other Borrowed Funds                                   694        137
Proceeds from the Issuance of Long-Term Debt                   1,589        148
Repayments of Long-Term Debt                                    (102)      (126)
Issuance of Common Stock                                         140        155
Treasury Stock Acquired                                         (406)      (119)
Cash Dividends Paid                                             (482)      (455)
                                                            --------   --------
Net Cash Provided by (Used for) Financing Activities           6,476       (487)
                                                            --------   --------
Effect of Exchange Rate Changes on Cash                          317       (178)
                                                            --------   --------
Change in Cash and Due From Banks                               (393)      (786)
Cash and Due from Banks at Beginning of Period                 3,886      3,843
                                                            --------   --------
Cash and Due from Banks at End of Period                    $  3,493   $  3,057
                                                            ========   ========
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                                $    965   $    462
    Income Taxes                                                 273        313
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                            -          1
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

     During the nine months ended September 30, 2005, approximately 6 million options were granted. In the third quarter and nine months of 2005, the Company recorded $14 million and $37 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(Dollars in millions,                        Third Quarter     Year-to-date
  except per share amounts)                   2005    2004     2005    2004
                                             ------  ------   ------  ------
Reported net income                          $  389  $  354   $1,166  $1,089
Stock based employee compensation costs,
 using prospective method, net of tax             8       6       22      17
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                      (8)    (14)     (29)    (44)
                                             ------  ------   ------  ------
Pro forma net income                         $  389  $  346   $1,159  $1,062
                                             ======  ======   ======  ======

Reported diluted earnings per share          $ 0.51  $ 0.46   $ 1.51  $ 1.40
Impact on diluted earnings per share              -   (0.01)   (0.01)  (0.03)
                                             ------  ------   ------  ------
Pro forma diluted earnings per share         $ 0.51  $ 0.45   $ 1.50  $ 1.37
                                             ======  ======   ======  ======

     The fair value of options granted in 2005 and 2004 were estimated at the grant date using the following weighted average assumptions:

                                               Third Quarter     Year-to-date
                                                2005    2004     2005    2004
                                               -----   -----     ----    ----
Dividend Yield                                    *     3.00%    2.77%   2.50%
Expected Volatility                               *    25.06    25.21   25.00
Risk Free Interest Rates                          *     3.35     4.18    2.61
Expected Options Lives                            *        5        5       5

* There were no stock options granted in the third quarter of 2005.

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment", which is a revision of FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In April 2005, the Securities and Exchange Commission ("SEC") issued a release that amends the compliance dates for SFAS 123(R). Under the SEC's new rule, the Company will be required to apply SFAS 123(R) as of January 1, 2006.

     SFAS 123(R) may be adopted using one of two methods: (1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company expects to adopt SFAS 123(R) using the "modified prospective" method.

     The Company adopted the fair value method of accounting for stock-based compensation prospectively as of January 1, 2003. By January 1, 2006, the Company will be amortizing all of its unvested stock option grants. Certain of the Company's stock compensation grants vest when the employee retires. SFAS 123(R) will require the completion of expensing of new grants with this feature by the first date the employee is eligible to retire. Currently, the Company generally expenses these grants over their stated vesting period.

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

     In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delaying the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. Such guidance was also issued in September 2004 in the form of proposed FSP EITF Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1" (FSP EITF 03-1-a). At its June 2005 meeting, the FASB decided that they will issue proposed FSP EITF 03-1-a as final. The final FSP, to be re-titled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", requires that a) for each individual impaired security, a company assert its ability and intent to hold to recovery and to designate an expected recovery period in order to avoid recognizing an impairment charge through earnings, b) a company need not make such an assertion for minor impairments caused by changes in interest rate and sector spreads, c) the company must recognize an impairment charge on securities impaired as a result of interest rate and/or sector spreads immediately upon changing their assertion to an intent to sell such security, and d) defines when a change in a company's assertion for one security would not call into question assertions made for other impaired securities. The final FSP is expected to be issued in the fourth quarter of 2005 and would be effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of the final standard will have a significant impact on its financial condition or results of operations.

     The FASB has issued an exposure draft revising the accounting guidance under SFAS 13 surrounding leveraged leases. The exposure draft modifies existing interpretations of SFAS 13 and associated industry practice. As a result, a settlement of the tax matters associated with the Company's structured leasing investments (see "Commitments and Contingencies" footnote) could result in a material one-time charge to earnings related to a change in the timing of the lease cash flows. However, an amount approximating this one-time charge would be recognized into income over the remaining term of the affected leases. The FASB has indicated it plans to issue a final pronouncement by the end of 2005 that would be effective for 2005.

	In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. The guidance in EITF 04-5 is effective after June 29, 2005. For general partners in all other limited partnerships, the guidance in this Issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of adopting EITF 04-5.

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

     The Company has announced 5 acquisitions in 2005. The total acquisition cost in the third quarter and nine months of 2005 was $177 million and $188 million, paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill and the tax-deductible portion of goodwill related to acquisitions in the third quarter and nine months of 2005 was $124 million, in both periods. At September 30, 2005, the Company was liable for potential contingent payments related to acquisitions in the amount of $204 million. During the third quarter and the nine months of 2005, the Company paid or accrued $9 million and $43 million for contingent payments related to acquisitions made in prior years. The pro forma effect of the 2005 acquisitions is not material to year-to-date 2005 net income.


2005
----

     In January 2005, the Company acquired certain of the assets and liabilities of Standard & Poor's Securities, Inc. ("SPSI"), the institutional brokerage subsidiary of Standard & Poor's. The Company will assume SPSI's client relationships and Standard & Poor's research clients will have access to BNY Securities Group's diverse set of execution management platforms and commission management services. The acquisition demonstrates the Company's strategy to work with leading independent providers of research and other financial services.

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

     In June 2005, the Company and Trust Company of Australia Ltd. ("Trust") formed a joint venture that will provide securitization trustee and other agency-related services to Australian-based issuers of debt. The new company will combine Trust's strong local infrastructure and market presence with the Company's global experience and expertise to provide a wide range of trustee and agency services. The joint venture, based in Sydney, began operating in early June 2005. The joint venture presents the Company with a significant opportunity to expand its footprint in Australia and to capitalize on the sizeable growth potential in the securitization market across a variety of asset classes.

     In July 2005, The Bank of New York and BHF-BANK established BHF BNY Securities Services GmbH as a jointly held subsidiary. Based in Frankfurt am

Main, the new company will market Global Custody (Depotbank) services for German investment companies, and securities custody and settlement services for the national and international direct investments of institutional investors.

     In July 2005, the Company acquired the bond administration business of Marshall & Ilsley Trust Company N.A., and M&I Marshall & Ilsley Bank (together, "M&I"), where they act as bond trustee, paying/fiscal agent, master trustee, transfer agent and/or registrar. The transaction involved the acquisition of approximately 560 bond trusteeships and agency appointments, representing $4.8 billion of principal debt outstanding for an estimated 225 clients.

     In August 2005, the Company and Nordea, the leading financial services provider in the Nordic region, have entered into a strategic agreement to provide global custody and selected related services to Nordea's institutional clients in the Nordic and Baltic Sea regions. The scope of the agreement involves approximately EUR 240 billion of assets which represent about half of Nordea's EUR 500 billion assets under custody.

     In August 2005, the Company announced a strategic arrangement with IL&FS Trust Company Limited ("ITCL"), a leading provider of trust and fiduciary services in India. The arrangement between the two organizations will provide Indian issuers with access to the Company's global network, a comprehensive array of services to the international capital markets, and leading-edge technology capabilities. Under the arrangement, ITCL will perform corporate trust services in India, and the Company will provide offshore services.

     In October 2005, the Company announced a marketing alliance with National Australia Bank ("National"). The arrangement will enable the Company to offer commission recapture services to National's custody clients in Australia and New Zealand. The alliance continues the strategic international build-out of the Company's transition management and commission recapture capabilities, which has included the opening of its Sydney office and acquisition of LJR.

     In October 2005, the Company announced a definitive agreement to acquire Alcentra Group Limited, an international asset management group focused on funds that invest in sub-investment grade debt. Alcentra's management team will retain a 20 percent interest. Alcentra has operations in London and Los Angeles and currently manages 15 different investment funds with over $6.2 billion of assets. The transaction is expected to close by year-end, subject to regulatory approval and other customary conditions of closing.

4.  Goodwill and Intangibles
    ------------------------

     Goodwill by business segment is as follows:

(In millions)
                                       September 30, 2005    December 31, 2004
                                       ------------------    -----------------
 Servicing and
  Fiduciary Businesses                      $       3,473      $         3,337
 Corporate Banking                                     31                   31
 Retail Banking                                       109                  109
 Financial Markets                                      -                    -
                                       ------------------    -----------------
Consolidated Total                          $       3,613      $         3,477
                                       ==================    =================

     The Company's business segments are tested annually for goodwill impairment.

Intangible Assets
-----------------

                                  September 30, 2005                        December 31, 2004
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade Names           $    370  $        -  $    370 Indefinite Life  $    370  $        -  $    370
Customer Relationships     521         (89)      432        16             474         (65)      409
Other Intangible
   Assets                   28         (17)       11         6              41         (27)       14



  The aggregate amortization expense of intangibles was $10 million and $9 million for the quarters ended September 30, 2005 and 2004, respectively. The aggregate amortization expense of intangibles was $28 million and $26 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense for the next five years is as follows:

                                         For the Year Ended        Amortization
(In millions)                                   December 31,            Expense
                                         ------------------        ------------
                                                 2005                       $40
                                                 2006                        43
                                                 2007                        39
                                                 2008                        38
                                                 2009                        37

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

     Transactions in the allowance for credit losses are summarized as follows:


(In millions)                        Three Months Ended September 30, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      562     $        148     $      710
  Charge-Offs                            (14)               -            (14)
  Recoveries                               1                -              1
                               --------------  ---------------  -------------
  Net Charge-Offs                        (13)               -            (13)
  Provision                               12               (2)            10
                               --------------  ---------------  -------------
Balance, End of Period            $      561     $        146     $      707
                               ==============  ===============  =============


                                     Three Months Ended September 30, 2004
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      598     $        177     $      775
  Charge-Offs                            (21)               -            (21)
  Recoveries                               2                -              2
                               --------------  ---------------  -------------
  Net Charge-Offs                        (19)               -            (19)
  Provision                               19              (19)             -
                               --------------  ---------------  -------------
Balance, End of Period            $      598     $        158     $      756
                               ==============  ===============  =============


                                     Nine Months Ended September 30, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      591     $        145     $      736
  Charge-Offs                            (40)               -            (40)
  Recoveries                               6                -              6
                               --------------  ---------------  -------------
  Net Charge-Offs                        (34)               -            (34)
  Provision                                4                1              5
                               --------------  ---------------  -------------
Balance, End of Period            $      561     $        146     $      707
                               ==============  ===============  =============

                                     Nine Months Ended September 30, 2004
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      668     $        136     $      804
  Charge-Offs                            (76)               -            (76)
  Recoveries                               6                -              6
                               --------------  ---------------  -------------
  Net Charge-Offs                        (70)               -            (70)
  Provision                                -               22             22
                               --------------  ---------------  -------------
Balance, End of Period            $      598     $        158     $      756
                               ==============  ===============  =============

6.  Capital Transactions
    --------------------

     The Company has 5 million authorized shares of Class A preferred stock having a par value of $2.00 per share. At September 30, 2005 and December 31, 2004, 3,000 shares were outstanding.

     During the quarter ended September 30, 2005, the Company issued $55 million subordinated debt qualifying as Tier II capital.

     At September 30, 2005, the Company had registration statements with a remaining capacity of approximately $1.7 billion of debt, preferred stock, preferred trust securities, or common stock.


7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:


(Dollars in millions,                  Three Months Ended    Nine Months Ended
 except per share amounts)                September 30,        September 30,
                                       ------------------   ------------------
                                         2005      2004       2005      2004
                                       --------  --------   --------  --------

Net Income (1)                         $    389  $    354   $  1,166  $  1,089
                                       ========  ========   ========  ========
Basic Weighted Average
  Shares Outstanding                        761       772        766       772
Shares Issuable Due to
  Employee Stock Compensation                 8         6          7         6
                                       --------  --------   --------  --------
Diluted Weighted Average
  Shares Outstanding                        769       778        773       778
                                       ========  ========   ========  ========

Basic Earnings Per Share:              $   0.51  $   0.46   $   1.52  $   1.41
Diluted Earnings Per Share:                0.51      0.46       1.51      1.40

(1) Net Income, net income available to common shareholders and diluted net income are the same for all periods presented.

8.   Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:

                                          Pension Benefits                    Healthcare Benefits
                             -------------------------------------- ------------------------------------
                             Three Months Ended  Nine Months Ended  Three Months Ended  Nine Months Ended
                                September 30,      September 30,       September 30,     September 30,
                             ------------------- ------------------- ------------------ ----------------
                             Domestic   Foreign  Domestic   Foreign
                             --------- --------- --------- ---------
(In millions)                2005 2004 2005 2004 2005 2004 2005 2004   2005      2004     2005     2004
---------------------        ---- ---- ---- ---- ---- ---- ---- ---- --------  -------- --------  ------
Net Periodic Cost (Income)
 Service Cost                $ 16 $ 12 $  2 $  2 $ 48 $ 35 $  6 $  7  $     -  $      -  $     1  $    1
 Interest Cost                 14   13    2    2   42   38    7    6        2         2        6       6
 Expected Return on Assets    (30) (33)  (2)  (2) (90) (99)  (8)  (8)      (2)       (1)      (5)     (5)
 Other                          4    1    -    -   13    3    1    -        2         2        5       5
                             ---- ---- ---- ---- ---- ---- ---- ----  -------  --------  -------  ------
Net Periodic Cost (Income)   $  4 $ (7)$  2 $  2 $ 13 $(23)$  6 $  5  $     2  $      3  $     7  $    7
                             ==== ==== ==== ==== ==== ==== ==== ====  =======  ========  =======  ======


9.   Income Taxes
     ------------

       The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:
                                                        Nine Months Ended
                                                          September 30,
                                                        ----------------
                                                          2005     2004
                                                          ----     ----
Federal Rate                                              35.0%    35.0%
State and Local Income Taxes,
  Net of Federal Income Tax Benefit                        3.7     (0.9)
Nondeductible Expenses                                     0.5      0.1
Credit for Synthetic Fuel Investments                     (1.8)    (1.2)
Credit for Low-Income Housing Investments                 (1.6)    (2.0)
Tax-Exempt Income From Municipal Securities               (0.1)    (0.2)
Other Tax-Exempt Income                                   (1.1)    (1.3)
Foreign Operations                                        (0.2)     0.5
Leveraged Lease Portfolio                                 (0.3)    (0.7)
Tax Reserve - LILO Exposure                                0.5      0.5
Other - Net                                               (0.9)    (0.3)
                                                          -----    -----
Effective Rate                                            33.7%    29.5%
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

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at September 30, 2005 and December 31, 2004 follows:

Off-Balance-Sheet Credit Risks
------------------------------

                                                   September 30,  December 31,
(In millions)                                               2005          2004
-----------------------------------                 ------------   -----------
Lending Commitments                                 $     34,225   $    34,834
Standby Letters of Credit, Net                            10,205         9,507
Commercial Letters of Credit                               1,464         1,264
Securities Lending Indemnifications                      297,237       232,025

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements.

     In securities lending transactions, the Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Securities lending transactions are generally entered into only with highly-rated counterparties. At September 30, 2005 and December 31, 2004, securities lending indemnifications were secured by collateral of $303.5 billion and $233.0 billion, respectively.

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

     Standby letters of credit principally support corporate obligations and include $0.9 billion and $0.5 billion that were collateralized with cash and securities on September 30, 2005 and December 31, 2004. At September 30, 2005, approximately $6.8 billion of the standbys will expire within one year, and the balance between one to five years.

Other
-----

     In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured leasing investments, referred to as "LILOs", prior to 1999 that the IRS has challenged. In 2004, the IRS proposed adjustments to the Company's tax treatment of these transactions. The Company believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law in effect at the time the transactions were entered into. However, a court or other judicial or administrative authority, if presented with the transactions, could disagree.

     Beginning in the fourth quarter of 2004, the Company had several appellate conferences with the IRS related to the Company's LILO transactions. Negotiations have continued with the IRS and based on these negotiations, the Company believes it is likely it will settle the proposed IRS tax adjustments relating to transactions closed in 1996 and 1997. However, negotiations are not final and it remains possible that the matter will be litigated. The

Company's 1998 leveraged lease transactions are in a later audit cycle and thus are unlikely to be part of any settlement of the 1996 and 1997 leases. However, the Company believes that a comparable settlement for 1998 will ultimately be possible given the similarity between these leases and the earlier leases.

       There were no significant new developments on the LILO matter during the third quarter of 2005.

     On February 11, 2005, the IRS released Notice 2005-13, which identified certain lease investments known as "SILOs" as potentially subject to IRS challenge. The Company believes that certain of its lease investments entered into between 1999 and 2004 may be consistent with transactions described in the notice. In response, the Company is reviewing its lease portfolio and evaluating the technical merits of the IRS' position. Although it is likely the IRS will challenge the tax benefits associated with these leases, the Company remains confident that its leases complied with statutory, administrative and judicial authority existing at that time.

     The Company currently believes it has adequate tax reserves to cover its LILO exposure for all years and any other potential tax exposures the IRS could raise, based on a probability assessment of various potential outcomes. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when appropriate.

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

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of September 30, 2005, The Bank of New York Company, Inc. had
769,911,211 shares of common stock ($7.50 par value) outstanding.

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

               Cross-reference                                        Page(s)
-----------------------------------------------------------------------------

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets as of
                  September 30, 2005 and December 31, 2004                51

               Consolidated Statements of Income for
                 the Three Months and Nine Months Ended
                 September 30, 2005 and 2004                              52

               Consolidated Statement of Changes in
                 Shareholders' Equity for the Nine Months
                 Ended September 30, 2005                                 53

               Consolidated Statement of Cash Flows
                 for the Nine Months Ended
                 September 30, 2005 and 2004                              54

               Notes to Consolidated Financial Statements            55 - 66

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        3 - 50

Item 3         Quantitative and Qualitative Disclosures
                 About Market Risk                                   38 - 40

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

     As discussed in a report filed on Form 8-K on November 8, 2005, the Bank entered into a non-prosecution agreement with the U.S. Attorney's Offices for the Southern and Eastern Districts of New York ("SDNY" and "EDNY"). The agreement resolves the previously disclosed SDNY investigation involving funds transfer activities to and from Russia from 1996-1999 and the EDNY investigation of a fraudulent scheme conducted by a former customer of one of the Bank's Long Island branch offices.

     There have been no material changes in the proceedings previously disclosed in the 10-Q for the second quarter of 2005 relating to the Company's mutual fund and issuer services businesses.

Item 2.  Changes in Securities, Use of Proceeds, and
----------------------------------------------------
           Issuer Purchases of Equity Securities
           -------------------------------------

     Shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

     (a) On October 10, 2005, 2,400 shares of common stock were issued to Richard C. Vaughan as part of his annual retainer as a non-employee director.

     (c) Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the third quarter of 2005.

Issuer Purchases of Equity Securities
-------------------------------------
                                         Total Number         Maximum
                   Total      Average       of Shares     Number of Shares
                   Number      Price       Purchased as      That May be
Period           of Shares      Paid         Part of         Repurchased
                 Purchased   Per Share      Publicly       Under the Plans
                                        Announced Plans     or Programs
                                          or Programs
--------------  ----------  ----------   --------------- ------------------
July      1-31   2,160,639  $    31.08(1)      2,160,639         19,333,333
August    1-31      20,450       29.17            20,450         19,312,883
September 1-30       6,301       30.85             6,301         19,306,582
                ----------               ---------------
Total            2,187,390                     2,187,390
                ==========               ===============

(1) Based on initial price.

     All shares were repurchased through the Company's stock repurchase programs announced on November 12, 2002, and July 12, 2005, which permits the repurchase of 16 million shares and 20 million shares, respectively. The shares repurchased in August and September primarily resulted from open market purchases, while 2.0 million shares were repurchased in July at an initial price of $31.25 from a broker-dealer counterparty who borrowed the shares, as part of an accelerated share repurchase program. The initial price is subject to a purchase price adjustment based on the price the counterparty actually pays for the shares.


Item 6.  Exhibits
-----------------

     Exhibit 12 - Ratio of Earnings to Fixed Charges for the Three Months and Nine Months Ended September 30, 2005 and 2004;
     Exhibit 31 - Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
     Exhibit 31.1 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;
     Exhibit 32 - Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and
     Exhibit 32.1 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                          THE BANK OF NEW YORK COMPANY, INC.
                                          ----------------------------------
                                            (Registrant)





Date:  November 08, 2005               By:  /s/ Thomas J. Mastro
                                          ---------------------------------
                                     Name:  Thomas J. Mastro
                                    Title:  Comptroller

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------


  12 Ratio of Earnings to Fixed Charges for the Three Months and Nine Months Ended September 30, 2005 and 2004.

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