Form 10-K
period 2005-12-31
BANK OF NEW YORK CO INC
filed 2006-03-01
CIK 9626

THE BANK OF NEW YORK COMPANY, INC.

FINANCIAL REVIEW

S ELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)	2005	2004	2003*	2002	2001**
Revenue (tax equivalent basis)	$8,341	$7,133	$6,361	$5,789	$7,241
Net Interest Income	1,909	1,645	1,609	1,665	1,681
Noninterest Income	4,956	4,650	3,996	3,133	3,561
Provision for Credit Losses	15	15	155	685	375
Noninterest Expense	4,483	4,122	3,698	2,751	2,819
Net Income	1,571	1,440	1,157	902	1,343
Net Income Available to Common Shareholders	1,571	1,440	1,157	902	1,343
Return on Average Assets	1.55%	1.45%	1.27%	1.13%	1.64%
Return on Average Common Shareholders’ Equity	16.59	16.37	15.12	13.96	21.58
Common Dividend Payout Ratio	41.00	42.22	48.83	60.78	39.21
Efficiency Ratio	65.7	66.0	66.0	55.4	55.2

Per Common Share
Basic Earnings	$2.05	$1.87	$1.54	$1.25	$1.84
Diluted Earnings	2.03	1.85	1.52	1.24	1.81
Cash Dividends Paid	0.82	0.79	0.76	0.76	0.72
Market Value at Year-End	31.85	33.42	33.12	23.96	40.80

Averages
Securities	$28,751	$25,046	$24,455	$22,970	$18,559
Loans	39,682	37,778	35,623	34,305	38,770
Total Assets	101,435	99,340	91,467	79,830	81,700
Deposits	62,215	61,056	58,615	53,795	56,278
Long-Term Debt	7,312	6,152	6,103	5,338	4,609
Common Shareholders’ Equity	9,473	8,797	7,654	6,465	6,224

At Year-End
Allowance for Loan Losses as a Percent of Total Loans	1.01%	1.65%	1.89%	2.09%	1.16%
Allowance for Loan Losses as a Percent of Non-Margin Loans	1.19	1.99	2.26	2.12	1.18
Allowance for Credit Losses as a Percent of Total Loans	1.39	2.06	2.28	2.65	1.72
Allowance for Credit Losses as a Percent of Non-Margin Loans	1.63	2.48	2.72	2.68	1.75
Tier 1 Capital Ratio	8.38	8.31	7.44	7.58	8.11
Total Capital Ratio	12.48	12.21	11.49	11.96	11.57
Leverage Ratio	6.60	6.41	5.82	6.48	6.70
Common Equity to Assets Ratio	9.67	9.83	9.12	8.60	7.80
Total Equity to Assets Ratio	9.67	9.83	9.12	8.60	7.80
Common Shares Outstanding (In millions)	771.129	778.121	775.192	725.971	729.500
Employees	23,451	23,363	22,901	19,437	19,181

Assets Under Custody (In trillions)—Estimated
Total Assets Under Custody	$10.9	$9.7	$8.3	$6.8	$6.9
Equity Securities	32%	35%	34%	26%	36%
Fixed Income Securities	68	65	66	74	64
Cross-border Assets Under Custody	$3.4	$2.7	$2.3	$1.9	$1.9

Assets Under Management (In billions)—Estimated
Total Assets Under Management	$155	$137	$112	$80	$72
Asset Management Sector	69%	75%	79%	95%	93%
Equity Securities	24%	27%	27%	27%	33%
Fixed Income Securities	14	16	17	24	18
Alternative Investments	10	11	8	8	7
Liquid Assets	21	21	27	36	35
Foreign Exchange Overlay	6	6	5	5	7
Securities Lending Short-term Investment Funds	25	19	16	—	—

*	The 2003 results reflect $96 million of merger and integration costs associated with the Pershing acquisition as well as a $78 million expense related to the settlement of a claim by General Motors Acceptance Corporation (“GMAC”) related to the 1999 sale of BNY Financial Corporation (“BNYFC”).
**	The 2001 results reflect the estimated $242 million impact of the World Trade Center disaster, the related $175 million initial insurance recovery, and the $190 million special provision on the accelerated disposition of emerging telecommunications loans.

All amounts in the above notes are pre-tax.

M ANAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

INTRODUCTION

The Bank of New York Company, Inc.’s (the “Company”) actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading “Forward Looking Statements and Risk Factors That Could Affect Future Results.” When used in this report, the words “estimate,” “forecast,” “project,” “anticipate,” “expect,” “intend,” “believe,” “plan,” “goal,” “should,” “may,” “strategy,” “target,” and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

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

The Company’s strategy over the past decade has been to focus on highly scalable, fee-based securities servicing and fiduciary businesses, and it has achieved top three market share in most of its major product lines. The Company distinguishes itself competitively by offering the broadest array of products and services around the investment lifecycle. These include:

•	advisory and asset management services to support the investment decision;

•	extensive trade execution, clearance and settlement capabilities;

•	custody, securities lending, accounting, and administrative services for investment portfolios;

•	sophisticated risk and performance measurement tools for analyzing portfolios; and

•	services for issuers of both equity and debt securities.

By providing integrated solutions for clients’ needs, the Company strives to be the preferred partner in helping its clients succeed in the world’s rapidly evolving financial markets.

The Company’s key objectives include:

•	achieving positive operating leverage on an annual basis and

•	sustaining top-line growth by expanding client relationships and winning new ones

To achieve its key objectives, the Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. The Company has acquired over 90 businesses over the past ten years, almost exclusively in its securities servicing and asset management areas. The acquisition of Pershing in 2003 for $2 billion was the largest of these acquisitions.

As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited several of its slower growth traditional banking businesses over the past decade. The Company’s more significant actions include selling its credit card business in 1997 and its factoring business in 1999, and most recently, significantly reducing non-financial corporate credit exposures by 41% from December 31, 2001 to December 31, 2005. Capital generated by these actions has been reallocated to the Company’s higher-growth businesses.

The Company’s business model is well positioned to benefit from a number of long-term secular trends. These include:

•	growth of worldwide financial assets,

•	globalization of investment activity,

•	structural market changes, and

•	increased outsourcing.

These trends benefit the Company by driving higher levels of financial asset trading volume and other transactional activity, as well as higher asset price levels and growth in client assets, all factors by which the Company prices its services. In addition, international markets offer excellent growth opportunities.

Current Business Trends

In 2005 the operating environment was somewhat mixed relative to the Company’s assumptions at the beginning of the year. The equity markets showed lower price appreciation and volumes than assumed. The fixed income markets remained strong and cross-border investment and trading activity increased. Volatility in foreign exchange markets was in line with expectations. The Federal Reserve raised rates more than the Company anticipated at the start of 2005. Given the Company’s diversified business model, the Company achieved double-digit growth in many of its key business lines.

With respect to fee income growth, execution and clearing was lower than expected given the weaker equity markets, but the Company achieved solid growth in ADRs, corporate trust, and investor and broker-dealer services, which resulted in servicing fee growth of 10%.

Private client services and asset management, as well as foreign exchange and other trading, also had solid results. This offset weaker performance in the global payments business, corporate lending activities, and retail banking. Overall, core noninterest income growth for the year was 8%.

The Company has been positioned to benefit from rising interest rates, and with the Federal Reserve raising the federal funds rate from 2.25% at the start of the year to 4.25% at the end, core net interest income was up 11%. Strong liquidity generated from its core businesses, widening spreads on deposits, and sound asset positioning all contributed to this strong performance.

Expense control was effective as the Company’s staff count increased over 2005 by just 1% to 23,451, well below the pace of revenue growth. This reflects the Company’s continued progress on reengineering for labor efficiencies. The Company is also relocating staff to lower cost locations. Expense growth overall was up 9%, reflecting higher costs for pensions and options, construction of an out-of-region data center, and legal and regulatory costs. These factors should have a lesser impact on expense growth prospectively.

For 2006, the Company based its budget planning process on expectations of moderate economic growth and continued growth in the capital markets. The Company expects equity markets to strengthen slightly versus 2005 and rise 5-7%. U.S. non-program equity volumes are forecast to be up 4-6% with equity capital raising holding steady. Moderate growth in M&A volumes is expected. The Company assumes the federal funds rate will rise to 4.5% with only a slight steepening of the yield curve. GDP growth is expected to be slightly over 3%. The Company projects fixed income activity to be moderate, given the expectation of a leveling-off in short interest rates.

This presents an overall backdrop which is comparable to 2005, although with a somewhat different composition and a slightly less favorable environment for net interest income. In the aggregate, the Company expects to grow revenues faster than the markets by focusing on faster-growing market segments, gaining market share, and providing a high level of service to its existing clients.

Several other factors will have an impact on 2006 results, including:

•	higher pension expense given relatively poor investment returns over the past four years and further changes in prospective assumptions partly offset by changes to the Company’s primary domestic plan;

•	higher costs related to completing relocation projects;

•	an anticipated lower level of securities gains; and

•	potentially higher credit loss provisioning given the very favorable credit costs in 2005.

After considering the above, the Company is targeting positive operating leverage of 100+ basis points in 2006. The Company will seek to control overall expense growth through continued cost discipline and reengineering efforts, without sacrificing the investments necessary both to innovate and to enhance service quality. The Company continues to focus on key programs to attain greater straight-through processing of transactions, to reengineer labor costs, and to move activity to lower cost locations.

In January 2006, a significant customer ended its clearing relationship with Pershing following its acquisition by a major broker-dealer. Pershing currently is in discussions seeking compensation for the termination of the relationship.

FINANCIAL HIGHLIGHTS

2005

In 2005, the Company reported net income of $1,571 million and diluted earnings per share of $2.03 compared with net income of $1,440 million and diluted earnings per share of $1.85 in 2004, and net income of $1,157 million and diluted earnings per share of $1.52 in 2003. Reported EPS reflects a reduction of 3 cents in 2004 due to items detailed in “Other 2004 Developments”.

Additional 2005 highlights include:

•	Positive operating leverage on a core basis for the third and fourth quarters versus 2004;

•	Securities servicing fees up 10% from 2004;

•	Net interest income up 16% versus 2004;

•	Private client services and asset management fees up 9%;

•	Foreign exchange and other trading revenues up 7% from 2004; and

•	Active capital management, as the Company repurchased 5 million net shares.

The Company’s 2005 earnings reflect significant progress toward its key objectives. New business wins and revenues from new and innovative products drove double-digit revenue growth in many of the Company’s key business lines. In 2005, the Company focused on generating positive operating leverage and began to deliver on that objective as well. A number of outstanding regulatory issues were resolved. The Company launched its branding initiative in January 2005 and continued to expand it throughout the year. Finally, the Company’s earnings per share of $2.03 was in the midpoint of the guidance range the Company provided early in 2005.

During 2005, the Company formed strategic alliances to penetrate faster-growing markets in France, Germany, the Nordic and Baltic region, Japan, Australia, and India. The Company also continued to expand its market presence in high-growth areas such as hedge fund servicing and collateral management, while extending its capabilities in the rapidly growing area of alternative investments.

The Company continued to improve its credit risk portfolio, and it funded further long-term investment spending for technology, business continuity, quality, and branding programs.

In 2005, the Company continued to invest in enhancing its service offerings, critical to sustaining top-line growth through all types of markets, while maintaining its commitment to expense discipline to ensure a competitive cost base. Service offerings enhancements were the result of both internal development and acquisitions.

The Company announced three strategic transactions:

•	Lynch, Jones & Ryan, Inc.– a market leader in commission recapture, the acquisition complements the Company’s execution business. The acquisition brings in 1,400 pension fund clients, which offer cross-sell opportunities for the Company’s transition management services.

•	Alcentra – an international asset management group focused on funds that invest in non-investment grade debt. The acquisition adds structured credit to the Company’s asset management offering and $6 billion to assets under management.

•	Urdang Capital Management – a real estate investment firm that manages approximately $3.0 billion in direct investments and portfolios of REIT securities. Expected to close in the first quarter of 2006, the acquisition expands the Company’s alternative investment platform by adding real estate investment management.

The acquisitions of Alcentra and Urdang bring asset classes that are in demand by core customer segments such as pension funds, endowments and foundations, international investors, and private clients. Going forward, the Company plans to continue building out its asset management capabilities and to capitalize on the Company’s inherent distribution strengths, as well as favorable secular trends for growth in investable assets.

2004

In 2004, the Company reported net income of $1,440 million and diluted earnings per share of $1.85. In 2004, the Company recorded several gains and charges that in the aggregate reduced reported earnings by 3 cents per share. These items are detailed in “Other 2004 Developments”.

In 2004, the growth in earnings was paced by securities servicing growth of 18% (9% adjusted for full-year impact of Pershing) to $2,857 million, core net interest income growth of 6%, strong credit performance, and higher than expected securities gains. Performance was strong across nearly all the Company’s securities servicing businesses. Investor and issuer services increased by 11% and 12%, respectively. The growth in investor services was driven largely by new business wins and improvements year-over-year in asset values and volumes. Issuer services benefited from increased cross-border activity in depositary receipts and improving market share in global products within corporate trust. Broker-dealer services were up 17% primarily due to strong growth in collateral management.

The Company’s asset management business continued to perform well, responding to growing institutional investor interest in alternative investments. Private client services and asset management fees increased $64 million, or 17%, primarily due to exceptional growth at the Company’s fund of funds manager, Ivy Asset Management (“Ivy”). In addition, foreign exchange results continued to benefit from currency volatility and increased cross-border investing. Foreign exchange and other trading revenues remained at historically high levels, up 11% versus a year ago. The provision for credit losses declined to $15 million from $155 million in 2003.

This strength in revenue was partially offset by upward pressure on the Company’s expense base. Higher employee stock option and pension expenses, business continuity spending, costs associated with legal and regulatory matters, and costs associated with converting new business opportunities in investor services all contributed to higher expense levels.

2003

In 2003, the Company reported net income was $1,157 million and diluted earnings per share of $1.52. Merger and integration costs associated with the Pershing acquisition of 8 cents per share and the settlement with General Motors Acceptance Corporation (“GMAC”) of 7 cents per share impacted earnings in 2003. In 2003, securities servicing fees were $2,412 million, a 27% increase compared with $1,896 million in 2002, reflecting the Pershing acquisition and growth in investor and broker-dealer services. Global payment services fees increased 6% for the full year, which is attributable to improved multi-currency funds transfer product capabilities and new business wins. For the year 2003, private client services and asset management fees were up 12% from the previous year, reflecting higher equity price levels as well as strong growth at Ivy. In addition, the year-over-year comparison also benefited from the full-year impact of several 2002 acquisitions. Foreign exchange and other trading revenues were up 40% over 2002, resulting from increased client-driven foreign exchange, interest rate hedging activity, and the Pershing acquisition. The provision for credit losses was $155 million. Although expenses increased significantly due to the Pershing acquisition, stock option expensing, a lower pension credit, technology investment, and business continuity, the Company was able to attain positive leverage in the second half of the year.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income

				Percent Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Noninterest Income
Servicing Fees
Securities	$3,148	$2,857	$2,412	10%	18%
Global Payment Services	294	319	314	(8)	2

	3,442	3,176	2,726	8	17
Private Client Services and Asset Management Fees	490	448	384	9	17
Service Charges and Fees	382	384	375	(1)	2
Foreign Exchange and Other Trading Activities	391	364	327	7	11
Securities Gains/(Losses)	68	78	35	(13)	123
Other	183	200	149	(9)	34

Total Noninterest Income	$4,956	$4,650	$3,996	7	16

Noninterest income is provided by a wide range of securities servicing, global payment services, private client services and asset management, trading activities, and other fee-based services. Revenues from these activities were $4,956 million in 2005, compared with $4,650 million in 2004 and $3,996 million in 2003. As a percentage of revenues, total noninterest income was 72% in 2005, compared with 74% in 2004 and 71% in 2003. The growth in revenue in 2005 primarily reflects broadly stronger performance in securities servicing, private client services and asset management fees, and foreign exchange and other trading revenue.

The increase in 2004 primarily reflects strong performance across nearly all the Company’s securities servicing businesses and the full-year impact of the Pershing acquisition, as well as higher foreign exchange and other trading revenue, private client services and asset management fees, and securities gains. The 2004 increase also includes the $48 million pre-tax gain on the sale of a portion of the Company’s investment in Wing Hang Bank Limited and the $19 million gain on four sponsor fund investments recorded in 2004.

The following table provides the breakdown of securities servicing fees for 2005, 2004, and 2003.

Securities Servicing Fees

				Percent Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Execution and Clearing Services	$1,222	$1,145	$885	7%	29%
Investor Services	1,060	924	830	15	11
Issuer Services	639	583	522	10	12
Broker-Dealer Services	227	205	175	11	17

Securities Servicing Fees	$3,148	$2,857	$2,412	10	18

Securities servicing fees were $3,148 million, $2,857 million, and $2,412 million, in 2005, 2004, and 2003, respectively. The 10% increase in securities servicing fees from 2004 primarily reflects solid growth across all businesses. In 2004, the 18% increase in securities servicing fees from 2003 reflects the full-year impact of the Pershing acquisition and good organic growth in investor and issuer services, which were up 11% and 12%. For additional details on Securities Servicing Fees, refer to the “Business Segment Review” section.

Global payment services fees, principally funds transfer, cash management, and trade services, were $294 million in 2005, $319 million in 2004, and $314 million in 2003. The decline in global payment services fees in 2005 reflects customers choosing to pay with higher compensatory balances, which benefits net interest income. On an invoiced services basis total revenue was up 5% over 2004. The small 2004 increase in global payment services fees from 2003 is attributable to customers starting to leave higher compensatory balances to cover the cost of services rather than pay fees as a result of the rising rate environment.

Private client services and asset management fees were $490 million in 2005, $448 million in 2004, and $384 million in 2003. The 9% increase over 2004 reflects strong growth in asset management fees as well as higher fees in private banking. Asset management was driven by another strong performance at Ivy and double-digit growth in fixed income asset management and separate account services. The 17% increase in fees in 2004 from 2003 reflects strong growth in Ivy, higher fees from fixed income asset management, and higher equity price levels.

Service charges and fees were $382 million in 2005, compared with $384 million in 2004 and $375 million in 2003. The decrease in 2005 from 2004 reflects lower retail checking account fees. The increase in 2004 from 2003 reflects higher syndication and advisory fees.

Foreign exchange and other trading revenues were a record $391 million in 2005, $364 million in 2004, and $327 million in 2003. Foreign exchange trading grew strongly in 2005 reflecting increased volume due to new business wins and greater business from existing clients. Other trading grew in 2005 reflecting higher interest rate and equity derivatives trading partially offset by a decline in trading revenue at Pershing. The 11% increase in 2004 from 2003 resulted from new business wins and an increased level of client activity, tied to cross-border investing and hedging against currency volatility. Pershing contributed $44 million to foreign exchange and other trading revenue in 2005, compared with $51 million in 2004 and $35 million in 2003.

Securities gains were $68 million in 2005, compared with a $78 million in 2004 and a $35 million in 2003. The securities gains in 2005 and 2004 were primarily attributable to the Company’s private equity portfolio. In 2004, the Company’s private equity portfolio generated $19 million of realized gains on four sponsor investments. Half of the 2003 gains arose from repositioning actions in the Company’s fixed income securities portfolio.

Other noninterest income is attributable to asset-related gains, equity investments, and other transactions. Asset-related gains include gains on lease residuals, as well as loan and real estate dispositions. Equity investment income primarily reflects the Company’s proportionate share of the income from its investment in

Wing Hang Bank Limited, AIB/BNY Securities Services (Ireland) Limited, and RBSI Securities Services (Holdings) Limited. Other income primarily includes income or loss from insurance contracts, low income housing and other investments as well as various miscellaneous revenues. The breakdown among these three categories is shown below:

Other Noninterest Income

(In millions)	2005	2004	2003
Asset-Related Gains	$97	$82	$36
Equity Investment Income	44	43	34
Other	42	75	79

Total Other Noninterest Income	$183	$200	$149

Other noninterest income was $183 million in 2005, $200 million in 2004, and $149 million in 2003. In 2005, asset-related gains included a $17 million gain on the sale of the Company’s interest in Financial Models Companies, Inc. (“FMC”), a $12 million gain on the sale of certain Community Reinvestment Act (“CRA”) investments, a $12 million gain on sale of eight New York Stock Exchange seats, and a $10 million gain on the sale of a building. The increase in asset-related gains in 2004 from 2003 reflected a pre-tax gain of $48 million from the sale of a portion of the Company’s investment in Wing Hang Bank Limited. The higher level of asset-related gains in 2005 and 2004 has helped to offset higher legal and regulatory costs and the impact of the 2004 SFAS 13 lease income adjustment. The 2005 decline in other in the above table reflects fewer government grants and lower insurance-related income.

Net Interest Income

					Percent Inc/(Dec)
	2005	2004		2003	2005 vs. 2004	2004 vs. 2003
(Dollars in millions)	Reported	Reported	Core*	Reported	Reported	Reported
Net Interest Income	$1,909	$1,645	$1,711	$1,609	16%	2%
Tax Equivalent Adjustment	29	30	30	35

Net Interest Income on a Tax Equivalent Basis	$1,938	$1,675	$1,741	$1,644	16%	2%

Net Interest Rate Spread	1.83%	1.78%	1.86%	1.97%
Net Yield on Interest Earning Assets	2.36	2.07	2.15	2.22

*	Excludes SFAS 13 adjustments

For 2005, net interest income on a tax equivalent basis amounted to $1,938 million compared with $1,675 million in 2004. In 2005, the increase in net interest income reflects the Company’s sound interest rate positioning for a rising rate environment, continued expansion of deposit spreads, and increased liquidity generated by servicing activities. The Company also benefited from customers greater use of compensating balances in a rising rate environment. On a reported basis, net interest income on a tax equivalent basis was up 16% while on a core basis it was up 11%.

Net interest income in 2004 was affected by three cumulative adjustments to the leasing portfolio, which were triggered under SFAS 13. See “Other 2004 Developments”.

Excluding the impact of the SFAS 13 leasing adjustments on the leveraged lease portfolio, net interest income on a tax equivalent basis was $1,741 million in 2004, up 6% from $1,644 million in 2003. This increase was attributable to the full-year impact of Pershing and the benefit of rising interest rates. Rising rates reduced compression on deposit product spreads, increased the value of free funds and caused the Company’s global payment services customers to leave additional compensatory balances rather than pay for services with fees.

The increase in net interest income in 2005 and 2004 also reflects an increase in average earning assets. Average earning assets were $82.1 billion in 2005 compared with $81.1 billion in 2004 and $74.1 billion in 2003. The increase in 2004 from 2003 reflects the inclusion of Pershing for the full year 2004. Average loans were $39.7 billion in 2005 compared with $37.8 billion in 2004 and $35.6 billion in 2003. Average securities were $28.8 billion in 2005, up from $25.0 billion in 2004 and $24.5 billion in 2003.

The net interest rate spread was 1.83% in 2005 compared with 1.78% in 2004, while the net yield on interest-earning assets was 2.36% in 2005 and 2.07% in 2004. Excluding the leasing adjustments of $66 million in 2004, the net interest rate spread was 1.86% and the net yield was 2.15%. The Company estimates that if Pershing had been owned for the full-year of 2003, the spread and yield in 2003 would have been reduced to 1.89% and 2.13%, respectively.

In this report a number of amounts related to net interest income are presented on a “tax equivalent basis.” The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

Provision for Credit Losses

The provision for credit losses was $15 million in 2005, compared with $15 million in 2004 and $155 million in 2003. Asset quality remained high in 2005. The 2004 provision includes a credit of $7 million for the reduction in exposure associated with the restructuring of aircraft leases. The lower provision in 2004 from 2003 reflects the Company’s improved asset quality and a stronger credit environment.

Noninterest Expense

				Percent Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Salaries and Employee Benefits	$2,549	$2,324	$2,002	10%	16%
Net Occupancy	323	305	261	6	17
Furniture and Equipment	208	204	185	2	10
Clearing	187	176	154	6	14
Sub-custodian Expenses	96	87	74	10	18
Software	215	193	170	11	14
Communications	95	93	92	2	1
Amortization of Intangibles	40	34	25	18	36
Pershing Merger and Acquisition Costs	—	—	96	—	—
Other	770	706	639	9	10

Total Noninterest Expense	$4,483	$4,122	$3,698	9%	11%

Total noninterest expense was $4,483 million in 2005, $4,122 million in 2004, and $3,698 million in 2003. The 2005 increase in expenses primarily reflects increased staffing and clearing costs associated with new business and acquisitions, higher stock option and pension expense, expanded occupancy costs associated with business continuity, as well as higher technology and legal costs. The 2004 increase in expenses primarily reflects the full-year impact of the Pershing acquisition, higher stock option expense, a lower pension credit, the upfront expenses associated with the implementation of cost reduction initiatives, higher volume related sub-custodian and clearing expenses and higher technology and business continuity spending. In 2003, noninterest expense included merger and acquisition costs relating to Pershing of $96 million and the settlement with GMAC of $78 million.

Salaries and employee benefits were $2,549 million in 2005, compared with $2,324 million in 2004 and $2,002 million in 2003. In 2005, salaries rose 7% as tight headcount control and reengineering and relocation projects partially offset the impact of business wins, acquisitions and additional legal and compliance personnel. Benefit expense rose significantly in 2005 reflecting higher expenses for pensions, stock options, medical benefits, and incentive payments. In 2004, the increase in salaries and employee benefits reflects higher performance related incentives and benefits, higher stock option and defined contribution plan expense, a higher pension expense as well as higher variable expenses associated with revenue growth. The number of employees at December 31, 2005, was 23,451, up from 23,363 and 22,901 in 2004 and 2003, respectively. Severance expense was $17 million in 2005, $16 million in 2004 and $10 million in 2003.

Net occupancy and furniture and fixture expenses were $531 million in 2005, compared with $509 million in 2004 and $446 million in 2003. Net occupancy increased by $18 million, primarily reflecting the costs associated with the Company’s new out-of-region data center in the mid-south region of the U.S. and the growth center in Manchester, England, as well as higher energy costs.

Clearing expenses were $187 million in 2005, compared with $176 million in 2004 and $154 million in 2003. The increase in 2005 reflects higher expenses associated with acquisitions within the execution business. Sub-custodian expenses increased 10% in 2005 to $96 million, reflecting higher level of business activity.

Software expenses increased in 2005 and 2004, reflecting the Company’s continued investment in technology capabilities supporting its servicing activities as well as spending and development to support business growth.

Amortization of intangibles increased to $40 million in 2005 from $34 million in 2004 and $25 million in 2003. In 2005 and 2004, the Pershing acquisition added $20 million in intangibles amortization.

Other noninterest expense is attributable to vendor services, business development, legal expenses, settlements and claims, other, and the GMAC settlement. Vendor services include professional fees, computer services, market data, courier, and other services. Business development includes advertising, charitable contributions, travel, and entertainment expenses. The breakdown among these five categories is shown below:

Other Noninterest Expense

(In millions)	2005	2004	2003
Vendor Services	$336	$307	$259
Business Development	124	108	84
Legal Fees, Settlements and Claims	125	96	43
Other	185	195	175
GMAC Settlement	—	—	78

Total Other Noninterest Expense	$770	$706	$639

Other expenses in 2005 were $770 million, compared with $706 million in 2004 and $639 million in 2003. Since the Company owned Pershing for 8 months in 2003, $67 million of the 2004 increase relates to the full- year impact of owning Pershing. The increase in vendor services in 2005 primarily reflects higher consulting and pricing services expenses. Growth in business development expenses over the period reflects higher travel and entertainment and advertising related to the Company’s branding initiatives. Legal fees, settlement and claims in 2005 included $24 million associated with the Russian Funds transfer matter and other regulatory matters, as well as an increase in legal fees. In 2004, noninterest expense included expenses associated with the RW Matter of $30 million.

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

The Company continues to increase its investment in technology focusing on key items such as delivering positive operating leverage, driving product innovation and enhancing the client experience. Software development has been an increasing component of technology expense in 2005, 2004, and 2003. The rate of infrastructure investment is slowing. Approximately 80% of the data center capacity is two years old or less. In the fourth quarter of 2005, the Company’s new data center in the mid-south region of the U.S. became operational. The new data center will improve the geographic diversification and resilience of the Company’s operations and will support the processing needs of the Company’s institutional and retail customers. In 2006, the Company expects to benefit from the new data center as redundant locations are beginning to be shut down. Print center consolidation was completed in 2005. Core investor services applications were recently developed and engineered with technologies that should be durable over time.

The Company has a number of programs to control expense growth. These programs include day-to-day profitability programs, reengineering processes, and moving jobs to lower cost environs. Day-to-day profitability programs focus on stringent control of headcount and discretionary expenses, as well as enhanced vendor management.

Reengineering focuses on business process reviews throughout the Company. Projects commenced in 2005 are expected to have a $40 million impact in 2006. In 2004, the Company reviewed 15 areas and developed action steps to lower expenses by $90 million, with a $40 million impact in 2004 and a $50 million incremental for 2005. These savings have lowered the Company’s growth rate of expenses by approximately 1% over the past two years. The savings are partly offset by consulting costs.

In January 2004, the Company began a three-year effort to move 1,500 jobs to lower cost areas. In 2005, the Company moved 516 positions out of higher-cost locations, up from 419 moves in 2004. In 2006, the Company anticipates further expansion of the job relocation program to 1,800 jobs given the success of the program to date. As a result, the Company will incur higher expense in 2006 for severance and lease termination, but will achieve net benefits in 2007 and 2008.

The Company adopted fair value accounting for stock compensation on January 1, 2003, using the prospective method. The Company’s grants of stock options typically vest over two to four years. The year 2005 was the third and final year the adoption of expensing stock options impacted year-over-year expense comparisons. The Company expects stock options expense to be somewhat less expensive in 2006 since the Company is issuing fewer options than it has in the past.

Income Taxes

The Company’s consolidated effective tax rates for 2005, 2004, and 2003 were 33.6%, 33.3%, and 34.0%, respectively. The increase in the effective tax rate in 2005 primarily reflects higher state and local taxes. The decline in the effective tax rate in 2004 from 2003 primarily reflects the increase in the tax reserve related to LILO exposures which was offset by the SFAS 13 leasing adjustments. The Company anticipates the tax rate for the year 2006 to increase slightly to 33.7%.

The Company invests in synthetic fuel (Section 29) and low income housing (Section 42) investments generating tax credits, which have the effect of permanently reducing the Company’s tax expense. The effective tax rates in all periods reflect a reclassification related to Section 42 tax credits. See “Accounting Changes and New Accounting Pronouncements” in the Notes to Consolidated Financial Statements. The Company also invests in leveraged leases which, through accelerated depreciation, postpone the payment of taxes to future years. For financial statement purposes, deferred taxes are recorded as a liability for future payment.

BUSINESS SEGMENT REVIEW

Segment Data

The Company has an internal information system that produces performance data for its four business segments along product and service lines.

Business Segments Accounting Principles

The Company’s segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or when organizational changes are made.

In 2005, the Company has determined that it is appropriate to modify its segment presentation in order to provide more transparency into its results of operations and to better reflect modifications in the management structure that the Company implemented during the fourth quarter of 2005. As such, the Company has identified four major business segments for assessing its overall performance, with the Institutional Services segment being further subdivided into four business groupings. These segments are shown below:

•	Institutional Services Segment

•	Investor & Broker-Dealer Services Business

•	Execution & Clearing Services Business

•	Issuer Services Business

•	Treasury Services Business

•	Private Bank & BNY Asset Management Segment

•	Retail & Middle Market Banking Segment

•	Corporate and Other Segment

All prior periods have been restated to reflect this realignment. Other specific accounting principles employed include:

•	The measure of revenues and profit or loss by a segment has been adjusted to present segment data on a tax equivalent basis.

•	The provision for credit losses allocated to each segment is based on management’s judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management’s judgment includes the following factors among others: historical charge-off experience and the volume, composition, and size of the credit portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment.

•	Net interest income is allocated to segments based on the yields on the assets and liabilities generated by each segment. Assets and liabilities generated by credit-related activities are allocated to businesses based on borrower usage of that businesses’ products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services. Segments with a net liability position are allocated assets primarily from the securities portfolio.

•	Noninterest income associated with Treasury-related services is similarly allocated back to those businesses.

•	Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to Investor & Broker-Dealer Services.

•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.

Description of Business Segments

The activities within each business segment are described below.

Institutional Services Segment

Investor & Broker-Dealer Services Business

Investor & Broker-Dealer Services includes global custody, global fund services, securities lending, global liquidity services, outsourcing, government securities clearance, collateral management, credit-related services, and other linked revenues, principally foreign exchange and execution and clearing revenues.

In Investor Services, the Company is one of the leading custodians with $10.9 trillion of assets under custody at December 31, 2005. The Company is one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $1.6 trillion in total assets. The Company, also services more than 17% of the total industry assets for exchange-traded funds, and is a leading U.K. custodian. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.5 trillion in 27 markets around the world.

The Company’s Broker-Dealer Services business clears approximately 50% of U.S. Government securities. The Company is the leader in global clearance, clearing equity and fixed income transactions in 101 markets. With over $1.1 trillion in tri-party balances worldwide, the Company is the world’s largest collateral management agent.

Execution & Clearing Services Business

The Company provides execution, clearing and financial services outsourcing solutions in over 80 global markets, executing trades for 575 million shares and clearing 930,000 trades daily. In Execution Services, the Company conducts institutional agency brokerage, electronic trading, transition management services, and independent research. The Company’s Execution Services business is one of the largest global institutional agency brokerage organizations. In addition, it is one of the leading institutional electronic brokers for non-U.S. dollar equity execution.

Pershing’s clearing business provides clearing, execution, financing, and custody for introducing broker-dealers and registered investment advisors. Pershing services more than 1,100 institutional and retail financial organizations and independent investment advisors who collectively represent nearly 6 million individual investors.

Issuer Services Business

Issuer Services includes corporate trust, depositary receipts, employee investment plan services, stock transfer, and credit-related services.

In Issuer Services, the Company is depositary for more than 1,200 American and global depositary receipt programs, a 64% market share, acting in partnership with leading companies from 60 countries. As a trustee, the

Company provides diverse services for corporate, municipal, structured, and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $3 trillion in outstanding debt securities. The Company is the third largest stock transfer agent, servicing more than 16 million shareowners. Employee Investment Plan Services has more than 124 clients with 650,000 employees in over 54 countries.

Treasury Services Business

Treasury Services includes global payment services for corporate customers as well as lending and credit-related services.

Corporate global payment services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity, and make payments around the world in more than 90 different countries. The Company maintains a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. The Company is one of the largest funds transfer banks in the U.S. transferring over $1.18 trillion daily via more than 135,500 wire transfers.

The Company provides lending and credit-related services to large public and private corporations nationwide. Special industry groups focus on industry segments such as media, telecommunications, cable, energy, real estate, retailing, and healthcare. Credit-related revenues are allocated to businesses other than Treasury Services to the extent the borrower uses that businesses’ products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services. Through BNY Capital Markets, Inc., the Company provides a broad range of capital markets and investment banking services including syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services. The Company is a leading arranger of syndicated financings for clients with 151 transactions totaling in excess of $59 billion in 2005.

For its credit services business overall, the Company’s corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.

Private Bank and BNY Asset Management

The Private Bank & BNY Asset Management segment includes traditional banking and trust services to wealthy clients and investment management services for institutional and high-net-worth clients. In private banking, the Company offers a full array of wealth management services to help individuals plan, invest and transition and includes financial and estate planning, trust and fiduciary services, customized banking services, brokerage and investment solutions.

BNY Asset Management provides investment solutions for some of the wealthiest individuals, largest corporate and most prestigious organizations around the world applying a broad spectrum of investment strategies and wealth management solutions. BNY Asset Management’s alternative strategies have expanded to include hedge fund of funds, private equity, alternative fixed income and real estate.

The Company’s asset management subsidiaries include:

•	Ivy Asset Management Corporation, one of the country’s leading hedge fund of fund firms, offers a comprehensive range of multi-manager hedge fund products and customized portfolio solutions.

•	Alcentra Group, acquired in January 2006, offers sophisticated alternative credit investments, including leveraged loans and subordinated and distressed debt.

•	Urdang Capital, a real estate investment firm, which the Company has agreed to acquire, offers the opportunity to invest in real estate through separate accounts, a closed-end commingled fund that invests directly in properties, and a separate account that invests in publicly-traded REITs.

•	Estabrook Capital Management LLC offers value-oriented investment management strategies, including socially responsible investing.

•	Gannett Welsh & Kotler specializes in tax-exempt management and equity portfolio strategies.

The Company also provides investment management services directly to institutions and manages the “Hamilton” family of mutual funds.

Retail & Middle Market Banking Segment

The Retail Bank includes branch banking, consumer, small business, residential mortgage and asset management activities conducted through the Company’s investment centers. The Company’s retail franchise includes more than 600,000 consumer relationships and 100,000 business relationships. The Company operates 342 branches in 23 counties in the New York tri-state region. The Company has 241 branches in New York, 93 in New Jersey and 8 in Connecticut. The New York branches are primarily suburban-based with 118 in upstate New York, 85 on Long Island and 38 in New York City. The retail network is a significant source of low-cost funding and provides a platform to cross-sell core services to both individuals and small businesses in the New York metropolitan area. The branches are a meaningful source of private client referrals. Small business and investment centers are set up in the largest 100 branches.

Investment centers provide personalized professional investment counseling to individuals. Products include mutual funds, annuities, and discount brokerage services.

In middle market lending, the Company’s regional commercial banking and regional commercial real estate divisions provide financing for a variety of businesses based in the New York metropolitan area. The types of financing include lines of credit, term loans, global trade services, and commercial mortgages.

Corporate and Other Segment

The Corporate and Other segment primarily includes the Company’s leasing operations and corporate overhead. Net interest income in this segment primarily reflects the funding cost of goodwill and intangibles. The tax equivalent adjustment on net interest income is eliminated in this segment. Provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the other three reportable segments and the Company’s recorded provision. The Company’s approach to acquisitions is highly centralized and controlled by senior management. Accordingly, the resulting goodwill and other intangible assets are included in this segment for average assets. Noninterest expense includes the related amortization. Noninterest income primarily reflects leasing, securities gains, and income from the sale of other corporate assets. Noninterest expenses include direct expenses supporting the leasing activities as well as certain corporate overhead not directly attributable to the operations of the other segments.

Business Review

Institutional Services Segment

				Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Interest Income	$1,186	$1,064	$971	$122	$93
Noninterest Income	4,182	3,830	3,337	352	493
Total Revenue	5,368	4,894	4,308	474	586
Provision for Credit Losses	59	59	101	—	(42)
Noninterest Expense	3,444	3,140	2,691	304	449
Income Before Taxes	1,865	1,695	1,516	170	179

Average Assets	75,682	72,286	63,952	3,396	8,334
Average Deposits	44,833	42,533	40,683	2,300	1,850

The Company’s Institutional Services business is conducted in four business groupings: Investor & Broker-Dealer Services, Execution & Clearing Services, Issuer Services, and Treasury Services. Income before taxes was up 10% to $1,865 million in 2005 from $1,695 million in 2004, which was up 12% versus $1,516 million in 2003.

Market Data

				Percent Inc/(Dec)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
S&P 500® Index	1,248	1,212	1,112	3%	9%
NASDAQ® Index	2,205	2,175	2,003	1	9
Lehman Brothers
Aggregate Bondsm Index	206.2	220.6	193.4	(7)	14
MSCI® EAFE	1,680.1	1,515.5	1,288.8	11	18
NYSE Volume (In billions)	403.8	367.1	352.4	10	4
NASDAQ® Volume (In billions)	449.2	453.9	424.6	(1)	7

The S&P 500® Index was up 3% for the year, with average daily price levels up 7% from 2004. Performance for the NASDAQ® Index was up 1% for the year, with average daily prices up by 6%. Globally, the MSCI® EAFE index was up 11%. Combined NYSE and NASDAQ® non-program trading volumes were down an estimated 1% during the year. As the Company’s business model is more volume than price sensitive, this created a drag on the Company’s equity-linked businesses. The Lehman Brothers Aggregate Bondsm index was down 7%. Average fixed-income trading volume was up 14% offsetting some of the weakness in equities.

As of December 31, 2005, assets under custody rose to $10.9 trillion, from $9.7 trillion at December 31, 2004. The increase in assets under custody primarily reflects rising equity prices and new business wins. Equity securities composed 32% of the assets under custody at December 31, 2005 compared with 35% at December 31, 2004, while fixed income securities were 68% compared with 65% last year. Assets under custody in 2005 consisted of assets related to the custody and mutual funds businesses of $7.3 trillion, broker-dealer services assets of $2.2 trillion, and all other assets of $1.4 trillion.

The results for the businesses in the Institutional Service segment are discussed below.

Investor & Broker-Dealer Services Business

				Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Interest Income	$564	$518	$501	$46	$17
Noninterest Income	1,826	1,627	1,474	199	153
Total Revenue	2,390	2,145	1,975	245	170
Provision for Credit Losses	7	7	13	—	(6)
Noninterest Expense	1,636	1,441	1,316	195	125
Income Before Taxes	747	697	646	50	51

Average Assets	36,233	35,225	33,123	1,008	2,102
Average Deposits	28,316	26,231	24,671	2,085	1,560
Nonperforming Assets	5	28	55	(23)	(27)
Net Charge-offs	—	4	24	(4)	(20)

In 2005, income before taxes in the Investor & Broker-Dealer Services business increased to $747 million from $697 million in 2004 and $646 million in 2003. The increase in 2005 reflects improvements in net interest income and noninterest income.

Noninterest income was $1,826 million in 2005, compared with $1,627 million in 2004 and $1,474 million in 2003. The increase in noninterest income in 2005 is attributable to an increase in both investor and broker-dealer service fees as well as foreign exchange and other trading revenue generated by clients in this segment.

Investor services fees were up in both 2005 and 2004. The increase over 2004 reflects strength in global and domestic fund services and custody, as well as new business wins and strong organic growth. Securities lending fees showed good growth in 2005 benefiting from higher loan volumes, driven by new business wins as well as a favorable spread environment. In 2004, investor services fee growth resulted from good organic growth in most areas.

Broker-dealer services fees were up compared with 2004 and 2003. The increase in 2005 reflects higher volumes due to new business wins in the collateral management business and greater volumes in government securities clearance. The Company now handles approximately $1.1 trillion of financing for the Company’s broker-dealer clients daily through tri-party collateralized financing agreements, up 18% from a year ago. In 2004, increased broker-dealer services fees reflected higher volumes due to new business wins in the collateral management business and higher levels of mortgage-backed and government trading activity.

Net interest income in the Investor & Broker-Dealer Services business was $564 million in 2005, compared with $518 million in 2004 and $501 million in 2003. Net interest income growth in 2005 reflects increased deposit flows from customers in both businesses. The increase in net interest income in 2004 also reflected growth in deposits, primarily in investor services. Average deposits generated by the Investor & Broker-Dealer Services business were $28.3 billion in 2005, compared with $26.2 billion in 2004 and $24.7 billion in 2003. Average assets in the business were $36.2 billion in 2005, compared with $35.2 billion in 2004 and $33.1 billion in 2003.

Noninterest expense was $1,636 million in 2005, compared with $1,441 million in 2004 and $1,316 million in 2003. The rise in noninterest expense in 2005 was attributable primarily to higher salaries, benefits and sub-custody expenses tied to business growth, increased costs related to business continuity, and higher stock option and pension expenses. The increase in noninterest expense in 2004 was due to higher costs tied to increased activity levels, as well as the upfront expenses associated with the implementation of cost reduction initiatives and higher pension and option expense.

Net charge-offs were zero in 2005, compared with $4 million in 2004 and $24 million in 2003. Nonperforming assets were $5 million in 2005, compared with $28 million in 2004 and $55 million in 2003.

Execution & Clearing Services Business

				Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Interest Income	$211	$170	$108	$41	$62
Noninterest Income	1,327	1,242	959	85	283
Total Revenue	1,538	1,412	1,067	126	345
Provision for Credit Losses	1	1	1	—	—
Noninterest Expense	1,151	1,087	809	64	278
Income Before Taxes	386	324	257	62	67

Average Assets	15,478	15,122	11,022	356	4,100
Average Payables to Customers and Broker-Dealers	6,014	6,361	3,945	(347)	2,416
Nonperforming Assets	—	2	3	(2)	(1)
Net Charge-offs	8	10	1	(2)	9

In 2005, income before taxes in the Execution & Clearing Services Business increased to $386 million from $324 million and $257 million in 2004 and 2003. The increase in 2005 reflects strong growth in net interest income and higher value added fees at Pershing as well as incremental revenues and earnings contribution from the LJR acquisition in the execution business.

Noninterest income was $1,327 million in 2005, compared with $1,242 million in 2004 and $959 million in 2003. The execution business benefited in 2005 from increased client activity, strong growth in transition management and incremental revenues from the LJR acquisition. These factors offset the relatively weak market environment, in which non-program trading volumes were down 1%.

Pershing’s 2005 noninterest income was up reflecting organic growth from value added fees, partially offset by business lost through client consolidation. The majority of Pershing’s revenues are generated from non-transactional activities, such as asset gathering, administration and other services. Pershing’s assets under administration were $749 billion at year-end 2005, compared with $706 billion at December 31, 2004. At year-end 2005, margin loans remained flat at $6.1 billion. In 2004, clearing services fees benefited from the full-year impact of Pershing and increased client activity.

In January 2006, a significant customer ended its clearing relationship with Pershing following its acquisition by a major broker-dealer. Pershing currently is in discussions seeking compensation for the termination of the relationship.

Execution and clearing service fees were $1,145 million in 2004, compared with $885 million in 2003. These businesses benefited from the full-year impact of Pershing, as well as increased client activity and strong growth in transition management.

Net interest income in the Execution and Clearing Services business was $211 million in 2005, compared with $170 million in 2004, and $108 million in 2003. Net interest income growth in 2005 and 2004 reflects the benefit of rising interest rates on spreads at Pershing. The year 2004 also benefited from the full-year impact of the Pershing acquisition. Average assets in the business were $15.5 billion in 2005, compared with $15.1 billion in 2004 and $11.0 billion in 2003.

Noninterest expense was $1,151 million in 2005, compared with $1,087 million in 2004 and $809 million in 2003. The rise in noninterest expense in 2005 was attributable to higher salaries, benefits and clearing expenses tied to both higher business activity overall as well as the LJR acquisition. The increase in noninterest expense in 2004 was due to stronger business activity and the full-year impact of the Pershing acquisition.

Net charge-offs were $8 million, $10 million, and $1 million in 2005, 2004, and 2003, respectively. The increase in charge-offs in 2004 is attributable to a credit loss in Pershing’s UK clearing business as a result of an alleged deceptive scheme perpetrated on Pershing. Nonperforming assets were zero in 2005, compared with $2 million in 2004 and $3 million in 2003.

Issuer Services Business

				Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Interest Income	$238	$214	$208	$24	$6
Noninterest Income	757	696	636	61	60
Total Revenue	995	910	844	85	66
Provision for Credit Losses	11	11	18	—	(7)
Noninterest Expense	458	426	393	32	33
Income Before Taxes	526	473	433	53	40

Average Assets	13,349	11,776	11,310	1,573	466
Average Deposits	8,357	7,396	7,124	961	272
Nonperforming Assets	5	30	56	(25)	(26)
Net Charge-offs	—	4	25	(4)	(21)

In 2005, income before taxes in the Issuer Services Business increased to $526 million from $473 million in 2004 and $433 million in 2003. The increase in 2005 reflects growth in net interest income tied primarily to corporate trust, and higher fees in both depositary receipts and corporate trust.

Noninterest income was $757 million in 2005, compared with $696 million in 2004 and $636 million in 2003. In 2005, the increase reflects higher levels of trading activity and greater corporate actions in depositary receipts, as well as continued strength in international issuance and structured products in corporate trust. The European corporate trust market is growing rapidly and the Company was able to attract significant amounts of new business. In 2004, the increase reflects strong growth in depositary receipts and solid results in corporate trust.

The overall environment for depositary receipts has improved steadily from 2003 to 2005, with trading volumes increasing at a compound rate of 9%. The trend in net issuance has been strong, fueled by increased cross-border activity. The value of foreign equities held by U.S. investors has increased from 13% in 2003 to 16% in 2005. In addition, the increase in cross-border merger and acquisitions and capital raisings has been strong, particularly in 2005.

The growth in corporate trust fees has been solid over the period. The principal growth drivers have been the structured and international product areas, where the markets are growing more rapidly and the Company is gaining market share.

Net interest income in the Issuer Services business was $238 million in 2005, compared with $214 million in 2004 and $208 million in 2003. Net interest income growth in 2005 reflects the positive impact of rising rates on spreads and increased deposit levels generated by the corporate trust business. The increase in net interest income in 2004 was also driven by the increase in interest rates during the period. Average deposits generated by the Issuer Services business were $8.4 billion in 2005, compared with $7.4 billion in 2004 and $7.1 billion in 2003. Average assets in the business were $13.3 billion in 2005, compared with $11.8 billion in 2004 and $11.3 billion in 2003.

Noninterest expense was $458 million in 2005, compared with $426 million in 2004 and $393 million in 2003. The rise in noninterest expense in 2005 and 2004 was attributable to increased client activity as well as higher technology, stock option and pension expenses.

Net charge-offs were zero in 2005, compared with $4 million in 2004 and $25 million in 2003. Nonperforming assets were $5 million in 2005, compared with $30 million in 2004 and $56 million in 2003.

Treasury Services Business

				Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Interest Income	$173	$162	$154	$11	$8
Noninterest Income	272	265	268	7	(3)
Total Revenue	445	427	422	18	5
Provision for Credit Losses	40	40	69	—	(29)
Noninterest Expense	199	186	173	13	13
Income Before Taxes	206	201	180	5	21

Average Assets	10,622	10,163	8,497	459	1,666
Average Deposits	7,914	8,793	8,810	(879)	(17)
Nonperforming Assets	16	95	177	(79)	(82)
Net Charge-offs	2	14	79	(12)	(65)

In 2005, income before taxes in the Treasury Services Business was $206 million, compared with $201 million in 2004 and $180 million in 2003. The moderate growth rate of this segment reflects both the Company’s overall strategy to reduce corporate credit exposures as part of its risk reduction efforts, as well as specific initiatives to reduce the number and size of credit relationships with clients that do not use other securities servicing products. The results in 2005 reflect the continued strong credit environment. The improvement in 2004 over 2003 is primarily attributable to lower credit costs resulting from the reduction in credit risk as well as favorable conditions in credit markets.

The increase in noninterest income to $272 million in the current year from $265 million in 2004 was due to higher capital market fees associated with clients in this segment, partially offset by lower fees from global payments as more clients used compensating balances to pay for services.

The Treasury Services business’s net interest income was $173 million in 2005, compared with $162 million in 2004 and $154 million in 2003. The increase in 2005 reflects customers’ increased use of compensating balances to pay for global payment services, partially offset by the impact of the credit reduction program. Credit spreads were lower, reflecting the higher asset quality of the portfolio. Average assets for 2005 were $10.6 billion, compared with $10.2 billion in 2004 and $8.5 billion in 2003. Average deposits were $7.9 billion versus $8.8 billion in 2004 and $8.8 billion in 2003.

The provision for credit losses, which is assessed on a long-term credit cycle basis (see “Business Segment Accounting Principles”), was $40 million in 2005 compared with $40 million in 2004 and $69 million in 2003. The decrease in 2004 compared to 2003 principally reflects the benefits of the Company’s corporate credit risk reduction program. Over the past several years, the Company has been seeking to improve its overall risk profile by reducing its credit exposures through elimination of non-strategic exposures, cutting back large individual exposures and avoiding outsized industry concentrations. Since 2001, the Company has reduced credit exposure to its corporate client base by 41%. In 2002, the Company set a goal of reducing corporate credit exposure to $24 billion by December 31, 2004. This goal was accomplished in early 2004 and exposures have since declined to $23.3 billion.

Net charge-offs in the Treasury Services business were $2 million, $14 million, and $79 million in 2005, 2004, and 2003. The charge-offs in 2004 primarily relate to loans to media, corporate, and foreign borrowers. The charge-offs in 2003 primarily relate to corporate borrowers. Nonperforming assets were $16 million in 2005, compared with $95 million in 2004 and $177 million in 2003. The decrease in nonperforming assets in 2005 primarily reflects loan sales, paydowns and charge-offs of commercial loans. The decrease in nonperforming assets in 2004 primarily reflects the sale of $43 million of loans to the operating subsidiaries of a major cable company as well as paydowns and charge-offs of domestic and foreign commercial loans.

Noninterest expense in 2005 was $199 million, compared to $186 million in 2004 and $173 million in 2003. The increase in noninterest expense in 2005 and 2004 was due in part to a higher pension expense, stock option expensing, and an increase in incentive compensation tied to revenues.

Private Bank and BNY Asset Management Segment

				Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Interest Income	$65	$61	$60	$4	$1
Noninterest Income	454	416	348	38	68
Total Revenue	519	477	408	42	69
Provision for Credit Losses	3	3	—	—	3
Noninterest Expense	317	288	233	29	55
Income Before Taxes	199	186	175	13	11

Average Assets	2,205	2,144	2,027	61	117
Average Deposits	1,673	1,616	1,765	57	(149)
Nonperforming Assets	1	1	8	—	(7)
Net Charge-offs	—	5	7	(5)	(2)

In 2005, income before taxes in the Private Bank and BNY Asset Management Segment was $199 million, compared with $186 million in 2004 and $175 million in 2003. The improvement over the period is primarily attributable to strong revenue growth at Ivy Asset Management.

Noninterest income was $454 million in 2005, compared with $416 million in 2004 and $348 million in 2003. Private Bank and BNY Asset Management revenues in 2005 were up compared with 2004 and 2003. The increase in 2005 reflects strong growth at Ivy, higher fees in private client services, and higher equity price levels. The S&P 500® Index was up 3% for the year, with average daily price levels up 7% from 2004. Performance for the NASDAQ® Index was up 1% for the year, with average daily prices up by 6%. In 2004, the increase reflects strong growth at Ivy, higher fees in private client services, and higher equity price. In 2004, Ivy opened an office in Tokyo to serve the expanding market for hedge fund products in Asia. Ivy successfully launched its London office in 2003.

Assets Under Management—Asset Management Sector

(In billions)—Estimated	2005	2004	2003
Total Assets Under Management	105	102	89
Equity Securities	35%	36%	34%
Fixed Income Securities	20	21	22
Alternative Investments	14	15	10
Liquid Assets	31	28	34

Assets under management (“AUM”) were $105 billion at December 31, 2005, compared with $102 billion at December 31, 2004 and $89 million at December 31, 2003. The increase in assets under management for 2005 reflects growth in Ivy, institutional equity products, and liquid assets as well as a rise in equity market values. Institutional clients represent 68% of AUM while individual clients equal 32%. AUM at December 31, 2005, are 35% invested in equities, 20% in fixed income, and 14% in alternative investments, with the remaining amount in liquid assets.

Net interest income in the Private Bank and BNY Asset Management segment was $65 million in 2005, compared with $61 million in 2004 and $60 million in 2003. Net interest income growth in 2005 and 2004 reflects wider spreads given higher interest rates. Average deposits generated by the Private Bank and BNY Asset Management segment were $1.7 billion in 2005, compared with $1.6 billion in 2004 and $1.8 billion in 2003. Average assets in the segment were $2.2 billion in 2005, compared with $2.1 billion in 2004 and $2.0 billion in 2003.

Noninterest expense was $317 million in 2005, compared with $288 million in 2004 and $233 million in 2003. The rise in noninterest expense in 2005 and 2004 was attributable to higher salaries, employee benefits, and technology costs.

Net charge-offs were zero, $5 million, and $7 million in 2005, 2004, and 2003. Nonperforming assets were $1 million in 2005, compared with $1 million and $8 million in 2004 and 2003.

Retail & Middle Market Banking Segment

				Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Interest Income	$650	$616	$597	$34	$19
Noninterest Income	245	255	261	(10)	(6)
Total Revenue	895	871	858	24	13
Provision for Credit Losses	29	31	31	(2)	—
Noninterest Expense	511	484	474	27	10
Income Before Taxes	355	356	353	(1)	3

Average Assets	13,778	15,166	15,996	(1,388)	(830)
Average Noninterest-Bearing Deposits	5,626	5,572	5,477	54	95
Average Deposits	15,709	16,907	16,167	(1,198)	740
Nonperforming Assets	34	52	42	(18)	10
Net Charge-offs	36	31	41	5	(10)

Number of Branches	342	341	341	1	—
Number of ATMs	401	378	378	23	—

In 2005, income before taxes was $355 million, compared with $356 million in 2004 and $353 million in 2003.

Net interest income in the Retail & Middle Market Banking Segment was $650 million in 2005, compared with $616 million in 2004 and $597 million in 2003. Net interest income growth in both 2005 and 2004 reflects the benefit of higher rates on interest spreads, growth in consumer loans, and the increasing number of small business customers’ use of compensating balances to pay for services.

Average deposits generated by the Retail & Middle Market Banking Segment were $15.7 billion in 2005, compared with $16.9 billion in 2004 and $16.2 billion in 2003. Average noninterest-bearing deposits were $5.6 billion in 2005, compared with $5.6 billion in 2004 and $5.5 billion in 2003. Average assets in the Retail & Middle Market Banking segment were $13.8 billion, compared with $15.2 billion in 2004 and $16.0 billion in 2003.

Noninterest income was $245 million in 2005, compared with $255 million in 2004 and $261 million in 2003. The decline in noninterest income in 2005 is attributable to lower monthly checking fees, lower gains from the sale of consumer loans given the Company’s decision to retain more consumer loans, and small business customers using compensating balances rather than fees to pay for services.

Noninterest expense was $511 million in 2005, compared with $484 million in 2004 and $474 million in 2003. The rise in noninterest expense in 2005 and 2004 was primarily attributable to higher pension, option, marketing, occupancy, and consultant expenses.

Net charge-offs were $36 million, $31 million, and $41 million in 2005, 2004, and 2003. Nonperforming assets were $34 million in 2005, compared with $52 million in 2004 and $42 million in 2003.

Corporate and Other

				Inc/(Dec)
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Interest Income	$8	$(96)	$(19)	$104	$(77)
Noninterest Income	75	149	50	(74)	99
Total Revenue	83	53	31	30	22
Provision for Credit Losses	(76)	(78)	23	2	(101)
Noninterest Expense	211	210	300	1	(90)
Income Before Taxes	(52)	(79)	(292)	27	213

Average Assets	9,770	9,744	9,492	26	252
Nonperforming Assets	18	6	8	12	(2)
Net Charge-offs	140	15	5	125	10

In 2005, income before taxes in the Corporate and Other Segment was a loss of $52 million, compared with a loss of $79 million and $292 million in 2004 and 2003.

Net interest income in the Corporate and Other Segment was $8 million in 2005, compared with a loss of $96 million in 2004 and a loss of $19 million in 2003. Net interest income in 2004 included the SFAS 13 cumulative adjustments to the leasing portfolio, which reduced net interest income by $66 million. Excluding the impact of this adjustment, the increase in net interest income in 2005 reflects lower earnings from the leasing portfolio, given the rising rate environment.

Noninterest income was $75 million in 2005, compared with $149 million in 2004 and $50 million in 2003. The decline in noninterest income in 2005 is attributable to both lower securities gains and lower gains from corporate asset sales in 2005 compared with 2004, given the $48 million gain on the sale of 5% of the Company’s stake in Wing Hang Bank in 2004. Securities gains were $68 million in 2005, compared to $78 million in 2004 and $35 million in 2003. In 2004, securities gains included $19 million of higher than anticipated gains from four large sponsor funds.

Provision for credit losses was a credit of $76 million in 2005, compared with a $78 million credit in 2004 and a $23 million expense in 2003. The provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle assigned to the other segments and the Company’s recorded provision. The SFAS 13 aircraft adjustments lowered the provision by $7 million in 2004.

Noninterest expense, largely reflecting unallocated corporate overhead, amortization of goodwill, and nonrecurring items, was $211 million in 2005, compared with $210 million in 2004 and $300 million in 2003. The decrease in noninterest expense in 2004 versus 2003 was due to the $96 million of merger and integration costs associated with Pershing and the $78 million GMAC settlement in 2003, partially offset by growth in corporate overhead and goodwill amortization in 2004.

Net charge-offs were $140 million for 2005, compared to $15 million for 2004 and $5 million for 2003. The charge-offs in 2005 are attributable to the Company’s airline leasing portfolio.

Significant other items related to the Corporate and Other segment for the past three years are presented in the following table.

(In millions)	2005	2004	2003
Items impacting net interest income:
Cost to Carry Goodwill	(99)	(105)	(95)
Tax Equivalent Basis	(29)	(30)	(35)
SFAS 13 Lease Adjustment	—	(66)	—

Items impacting noninterest income:
Gain on Sale of FMC	17	—	—
Gain on Sale of Wing Hang	—	48	—
Other Gains	—	—	16

Items impacting noninterest expense:
Severance Costs	5	12	6
Goodwill and Intangibles Amortization	40	34	25
Pershing Integration Expenses	—	—	96
RW and Other Regulatory Matters	24	30	—
GMAC Settlement	—	—	78
Lease Termination	—	8	—

Other items—Acquisitions are the responsibility of corporate management. Accordingly, goodwill and the funding cost of goodwill are assigned to the Corporate and Other segment. If the funding cost of goodwill was allocated to the other three segments, it would be assigned based on the goodwill attributable to each segment.

The tax equivalent adjustment is eliminated in the Corporate and Other Segment. Certain revenue and expense items have been driven by corporate decisions and have been included in the Corporate and Other Segment. In 2005, these include the $17 million gain on the sale of FMC and the $24 million charge for the Russian Funds transfer matter and other regulatory matters. Alternatively these items could be allocated to the Institutional Services Segment. In 2004, the $48 million gain on the sale of Wing Hang would be attributable to the Institutional Services Segment. The 2004 charge for the RW Matter would be attributable to the Retail & Middle Market Banking Segment.

Severance and lease termination costs in 2004 primarily relate to the Institutional Services Segment and to staff areas that cut across all business lines. Intangible amortization primarily relates to the Institutional Services Segment. In 2003, the GMAC settlement and the Pershing integration expenses are attributable to the Institutional Services Segment.

The consolidating schedule below shows the contribution of the Company’s businesses to its overall profitability.

(Dollars in millions) For the Year Ended December 31, 2005	Investor & Broker-Dealer Services	Execution & Clearing Services	Issuer Services	Treasury Services	Sub-total Institutional Services	Private Bank & BNY Asset Management	Retail & Middle Market	Corporate and Other	Total
Net Interest Income	$564	$211	$238	$173	$1,186	$65	$650	$8	$1,909
Noninterest Income	1,826	1,327	757	272	4,182	454	245	75	4,956
Total Revenue	2,390	1,538	995	445	5,368	519	895	83	6,865
Provision for Credit Losses	7	1	11	40	59	3	29	(76)	15
Noninterest Expense	1,636	1,151	458	199	3,444	317	511	211	4,483

Income Before Taxes	$747	$386	$526	$206	$1,865	$199	$355	$(52)	$2,367

Contribution Percentage*	31%	16%	22%	8%	77%	8%	15%

Average Assets	$36,233	$15,478	$13,349	$10,622	$75,682	$2,205	$13,778	$9,770	$101,435

(Dollars in millions) For the Year Ended December 31, 2004	Investor & Broker-Dealer Services	Execution & Clearing Services	Issuer Services	Treasury Services	Sub-total Institutional Services	Private Bank & BNY Asset Management	Retail & Middle Market	Corporate and Other	Total
Net Interest Income	$518	$170	$214	$162	$1,064	$61	$616	$(96)	$1,645
Noninterest Income	1,627	1,242	696	265	3,830	416	255	149	4,650
Total Revenue	2,145	1,412	910	427	4,894	477	871	53	6,295
Provision for Credit Losses	7	1	11	40	59	3	31	(78)	15
Noninterest Expense	1,441	1,087	426	186	3,140	288	484	210	4,122

Income Before Taxes	$697	$324	$473	$201	$1,695	$186	$356	$(79)	$2,158

Contribution Percentage*	31%	15%	21%	9%	76%	8%	16%

Average Assets	$35,225	$15,122	$11,776	$10,163	$72,286	$2,144	$15,166	$9,744	$99,340

(Dollars in millions) For the Year Ended December 31, 2003	Investor & Broker-Dealer Services	Execution & Clearing Services	Issuer Services	Treasury Services	Sub-total Institutional Services	Private Bank & BNY Asset Management	Retail & Middle Market	Corporate and Other	Total
Net Interest Income	$501	$108	$208	$154	$971	$60	$597	$(19)	$1,609
Noninterest Income	1,474	959	636	268	3,337	348	261	50	3,996
Total Revenue	1,975	1,067	844	422	4,308	408	858	31	5,605
Provision for Credit Losses	13	1	18	69	101	—	31	23	155
Noninterest Expense	1,316	809	393	173	2,691	233	474	300	3,698

Income Before Taxes	$646	$257	$433	$180	$1,516	$175	$353	$(292)	$1,752

Contribution Percentage*	31%	13%	21%	9%	74%	9%	17%

Average Assets	$33,123	$11,022	$11,310	$8,497	$63,952	$2,027	$15,996	$9,492	$91,467

*As a percent of total income before tax excluding Corporate and Other.

Foreign Operations

The Company’s primary foreign activities consist of securities servicing and global payment services. Target customers include financial service companies, pension funds and securities issuers worldwide. The Company’s international clearing business delivers clearing and financial services outsourcing solutions in 65 countries. In Execution, the Company provides institutional trade execution services in over 80 global markets, including 50 emerging markets.

In Investor Services, the Company is a leading global custodian. In the United Kingdom the Company provides a full global and local product set. In Continental Europe a full global product set is provided with access to local markets through strategic partnerships. Off-shore mutual fund servicing capabilities for funds registered in Dublin, the Channel Islands, Luxembourg and Singapore are provided through operations in Luxembourg and Dublin.

In Issuer Services, the Company has been a leader in the ADR market, currently acting as the depositary receipts agent for 64% of all publicly sponsored listings by foreign companies. For debt issuance, the Company is one of the leading corporate trust providers for global debt issuance.

In the Asia-Pacific region, the Company has over 50 years experience providing trade and cash services to financial institutions and central banks. In addition, the Company offers a broad range of servicing and fiduciary products to financial institutions, corporations and central banks depending on the state of market development. In emerging markets, the Company leads with global payments and issuer services, introducing other products as the markets mature. For more established markets, the Company focus is on global, not local, investor services products and alternative investments.

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

Major operation centers are based in London, England; Brussels, Belgium; and Singapore with additional subsidiaries, branches, and representative offices in 33 countries.

International clients accounted for 25% of revenue and 18% of net income in 2005. The Company has approximately 3,699 employees in Europe and 1,693 in Asia. Foreign revenue, income before income taxes, net income and assets from foreign operations are shown in the table below.

	2005				2004				2003
(In millions) Geographic Data	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets
Domestic	$5,177	$1,933	$1,283	$75,795	$4,703	$1,706	$1,139	$74,343	$4,367	$1,442	$952	$72,830
Europe	1,209	306	203	19,414	1,140	308	205	15,062	943	286	189	13,771
Asia	298	97	64	4,828	306	135	90	3,759	184	25	17	4,348
Other	181	31	21	2,037	146	9	6	1,365	111	(1)	(1)	1,448

Total	$6,865	$2,367	$1,571	$102,074	$6,295	$2,158	$1,440	$94,529	$5,605	$1,752	$1,157	$92,397

In 2005, revenues from Europe were $1,209 million, compared with $1,140 million in 2004 and $943 million in 2003. Excluding the 2004 impact of a SFAS 13 leasing adjustment, revenues in Europe were up 11% in 2005. The increase in 2005 reflects strong growth in investor and issuer service revenues. The increase in 2004 reflects the positive impact of a SFAS 13 leasing adjustment, full-year impact of the Pershing acquisition, new business growth, increased revenue from depositary receipts, and Ivy. Revenues from Asia were $298 million in 2005, compared with $306 million and $184 million in 2004 and 2003, respectively. The slight decrease in Asia in 2005 was primarily due to the large gain in 2004 related to Wing Hang Bank. Excluding the impact of the 2004 Wing Hang Bank sale, revenues in Asia were up 16% in 2005 reflecting strength in investor services, execution services and Ivy. Net income from Europe was $203 million in 2005, compared with $205 million and $189 million in 2004 and 2003, respectively. Net income from Asia was $64 million in 2005, compared with $90 million and $17 million in 2004 and 2003, respectively. Net income in Europe and Asia were driven by the same factors affecting revenue. In addition, in 2005 and 2004, net income in Europe was adversely impacted by the strength of the Euro and Sterling versus the dollar.

Cross-Border Risk

Foreign assets are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government’s regulations. In addition, the Company’s foreign assets may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest bearing investments, and other monetary assets which are denominated in dollars or other non-local currency. Also included are local currency outstandings not hedged or funded by local borrowings.

The tables below show the Company’s cross-border outstandings for the last three years where cross-border exposure exceeds 1.00% of total assets (denoted with “*”) or 0.75% of total assets (denoted with “**”).

(In millions) 2005	Germany*	United Kingdom*	Netherlands*	France*	Belgium**	Switzerland**
Banks and other Financial Institutions	$2,216	$571	$1,010	$740	$634	$744
Public Sector	185	—	—	169	49	—
Commercial, Industrial and Other	406	1,256	570	203	257	141

Total Cross-Border Outstandings	$2,807	$1,827	$1,580	$1,112	$940	$885

(In millions) 2004	Germany*	United Kingdom*	France*
Banks and other Financial Institutions	$2,586	$307	$850
Public Sector	176	—	128
Commercial, Industrial and Other	433	776	302

Total Cross-Border Outstandings	$3,195	$1,083	$1,280

(In millions) 2003	Germany*	United Kingdom*	Belgium*	Netherlands*	France**
Banks and other Financial Institutions	$1,988	$1,048	$815	$719	$473
Public Sector	169	1	217	—	143
Commercial, Industrial and Other	377	885	108	359	299

Total Cross-Border Outstandings	$2,534	$1,934	$1,140	$1,078	$915

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

Allowance for Credit Losses

The allowance for credit losses and allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits; (2) an allowance for higher risk rated loans and exposures; (3) an allowance for pass rated loans and exposures; and (4) an unallocated allowance based on general economic conditions and certain risk factors in the Company’s individual portfolio and markets. Further discussion on the four elements can be found under “Asset Quality and Allowance for Credit Losses” in the MD&A section.

The allowance for credit losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company’s internal rating are generally consistent with external ratings agency’s default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At December 31, 2005, the unallocated allowance was 17% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $28 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $96 million, while if each credit were rated one grade worse, the allowance would have increased by $151 million.

Similarly, if the loss given default were one rating worse, the allowance would have increased by $62 million, while if the loss given default were one rating better, the allowance would have decreased by $56 million.

For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have increased or decreased by $3 million, respectively.

Valuation of Derivatives and Securities Where Quoted Market Prices Are Not Available

When quoted market prices are not available for derivatives and securities values, such values are determined at estimated fair value, which is defined as the value at which positions could be closed out or sold in a transaction with a willing counterparty over a period of time consistent with the Company’s trading or investment strategy. Fair value for these instruments is determined based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Financial models use as their basis independently-sourced market parameters including, for example, interest rate yield curves, option volatilities, and currency rates. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by independent parties. The Company’s valuation process takes into consideration factors such as counterparty credit quality, liquidity and concentration concerns. The Company applies judgment in the application of these factors. In addition, the Company must apply judgment when no external parameters exist. Finally, other factors can affect the Company’s estimate of fair value, including market dislocations, incorrect model assumptions, and unexpected correlations.

These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See “Use of Estimates” in the Notes to Consolidated Financial Statements “Summary of Significant Accounting and Reporting Policies”.

To assist in assessing the impact of a change in valuation, at December 31, 2005, approximately $2.2 billion of the Company’s portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $56 million.

Goodwill and Other Intangibles

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS 141. Goodwill ($3,619 million at December 31, 2005) and indefinite-lived intangible assets ($370 million at December 31, 2005) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

Other identifiable intangible assets ($441 million at December 31, 2005) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See “Goodwill and Intangibles” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

To assist in assessing the impact of a goodwill or intangible asset impairment charge, at December 31, 2005, the Company has $4.4 billion of goodwill and intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of approximately $222 million.

Pension Accounting

The Company has defined benefit plans covering approximately 13,900 U.S. employees and approximately 3,175 non-US employees.

The Company has three defined benefit pension plans in the U.S. and six overseas. The U.S. plans account for 82% of the projected benefit obligation. Pension expense was $26 million in 2005 while there were pension credits in 2004 and 2003 of $24 million and $39 million. In addition to its pension plans, the Company also has an Employee Stock Ownership Plan (“ESOP”) which may provide additional benefits to certain employees. Upon retirement, covered employees are entitled to the higher of their benefit under the ESOP or the defined benefit plan. If the benefit is higher under the defined benefit plan, the employees’ ESOP account is contributed to the pension plan.

A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2003, these key elements have varied as follows:

(Dollars in millions, except per share amounts)	2006	2005	2004	2003
Domestic Plans:
Long-Term Rate of Return on Plan Assets	7.88%	8.25%	8.75%	9.00%
Discount Rate	5.88	6.00	6.25	6.50
Market-Related Value of Plan Assets(1)	$1,324	$1,502	$1,523	$1,483
ESOP Stock Price(1)	30.46	30.67	27.88	33.30

Net U.S Pension Credit/(Expense)		$(17)	$31	$46
All other Pension Credit/(Expense)		(9)	(7)	(7)

Total Pension Credit/(Expense)		$(26)	$24	$39

(1)	Actuarially smoothed data. See “Summary of Significant Accounting and Reporting Policies” in Notes to the Consolidated Financial Statements.

The discount rate for U.S. pension plans was determined after reviewing a number of high quality long-term bond indices whose yields were adjusted to match the duration of the Company’s pension liability. The Company also reviewed the results of several models that matched bonds to the Company’s pension cash flows. The various indices and models produced discount rates ranging from 5.68% to 6.2%. After reviewing the various indices and models the Company selected a discount rate of 5.875%. The discount rates for foreign pension plans are based on high quality corporate bonds rates in countries that have an active corporate bond market. In those countries with no active corporate bond market, discount rates are based on local government bond rates plus a credit spread.

The Company’s expected long-term rate of return on plan assets is based on anticipated returns for each asset class. At September 30, 2005 and 2004, the assumptions for the long-term rates of return on plan assets were 7.88% and 8.25%, respectively. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed income markets, which should track the long-term historical returns for these markets. The Company also considers the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

The market-related value of plan assets also influences the level of pension expense. Differences between expected and actual returns are recognized over five years to compute an actuarially derived market-related value of plan assets. In 2005, the market-related value of plan assets declined as the extraordinary actual return in 2000 was replaced with a more modest return.

Unrecognized actuarial gains and losses are amortized over the future service period (11 years) of active employees if they exceed a threshold amount. The Company currently has unrecognized losses which are being amortized.

For 2005, U.S. pension expense increased by $48 million reflecting changes in assumptions, the amortization of unrecognized pension losses and a decline in the market-related value of plan assets. These same factors are expected to further increase pension expense in 2006. To reduce the impact of these factors, the Company changed certain of its domestic defined benefit pension plans during the third quarter of 2005. The primary change was to switch the computation of the benefits from final average pay to career average pay effective January 1, 2006. As a result U.S. pension expense is expected to increase by approximately $21 million.

The annual impacts on the primary U.S. plan of hypothetical changes in the key elements on the pension expense are shown in the tables below.

(Dollars in millions)	Increase in Pension Expense		2006 Base	Decrease in Pension Expense
Long-Term Rate of Return on Plan Assets	6.88%	7.38%	7.88%	8.38%	8.88%
Change in Pension Expense	$16.0	$7.9	N/A	$7.9	$15.7

Discount Rate	5.38%	5.63%	5.88%	6.13%	6.38%
Change in Pension Expense	$14.9	$7.2	N/A	$6.9	$13.4

Market-Related Value of Plan Assets	-20.00%	-10.00%	$1,324	+10.00%	+20.00%
Change in Pension Expense	$50.8	$25.4	N/A	$25.4	$50.8

ESOP Stock Price	$20.46	$25.46	$30.46	$35.46	$40.46
Change in Pension Expense	$15.2	$7.3	N/A	$6.7	$12.9

CONSOLIDATED BALANCE SHEET REVIEW

The Company’s assets were $102.1 billion at December 31, 2005, up from $94.5 billion in the prior year. The increase in 2005 from 2004 primarily reflects increased loans to financial institutions and growth in the securities portfolio. Investment securities as a percent of the Company’s year-end assets were 27% in 2005 and 25% in 2004. Loans as a percent of assets was 39% and 37% of assets in 2005 and 2004, respectively. Total shareholders’ equity was $9.9 billion at December 31, 2005 compared with $9.3 billion in 2004. The major reason for the increase in shareholders’ equity was the retention of earnings.

Investment Securities

Total investment securities were $27.3 billion in 2005 compared with $23.8 billion in 2004 and $22.8 billion in 2003. The increases in 2005 and 2004 were primarily due to growth in the Company’s portfolio of highly rated mortgage-backed securities. In 2005 and 2004, the Company added approximately $3.1 billion and $0.7 billion, respectively, of mortgage-backed securities to its investment portfolio. Average investment securities were $25.2 billion in 2005 compared with $23.0 billion in 2004 and $19.9 billion in 2003. At December 31, 2005, the fixed income portfolio composition was approximately 39% hybrid, 35% fixed rate, and 12% variable rate mortgage-backed securities while treasuries, government agencies, municipalities and short-term securities were 8% and other securities were 6%.

The Company’s portfolio of mortgage-backed securities is 89% rated AAA, 8% AA, and 3% A. Mortgage-backed securities increased to $22.5 billion in 2005 from $19.4 billion in 2004. The primary risk in these securities is interest rate sensitivity. The Company seeks to reduce interest rate risk by investing in securities that convert to floating within three to five years or by investing in traunches of mortgage-backed securities that have rapid repayment characteristics. See “Asset/Liability Management”. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The Company has maintained an effective duration of approximately 1.9 years on its mortgage portfolio to best match its liabilities and to reduce the adverse impact from a rise in interest rates.

Corporate debt securities declined in 2005. The primary risks in corporate debt securities are credit risk and interest rate risk. Almost all of the corporate securities are investment grade. Included in these securities are $0.9 billion of investment grade securities that are guaranteed by highly rated financial institutions.

The short-term money market instruments and obligations of state and political subdivisions have a modest amount of credit risk. The U.S. Treasury and Agency securities and obligations of state and political subdivision are generally fixed rate securities so they expose the Company to interest rate risk.

The table below shows the distribution of the Company’s securities portfolio:

Investment Securities (at Fair Value)

(In millions)	December 31, 2005	December 31, 2004
Fixed Income:
Mortgage-Backed Securities	$22,483	$19,393
Asset-Backed Securities	305	—
Corporate Debt	1,034	1,259
Short-Term Money Market Instruments	975	982
U.S. Treasury Securities	226	403
U.S. Government Agencies	620	505
State and Political Subdivisions	224	197
Emerging Market Debt (Collateralized by US Treasury Zero Coupon Obligations)	117	107
Other Foreign Debt	363	545

Subtotal Fixed Income	26,347	23,391

Equity Securities:
Money Market Funds	922	388
Other	31	10

Subtotal Equity Securities	953	398

Total Securities	$27,300	$23,789

The net unrealized loss on securities available-for-sale was $108 million at December 31, 2005, compared with a gain of $75 million at December 31, 2004. The decline in unrealized gains reflects the rise in interest rates in 2005.

The following table shows the maturity distribution by carrying amount and yield (not on a tax equivalent basis) of the Company’s securities portfolio at December 31, 2005.

(Dollars in millions)	U.S. Government		U.S Government Agency		States and Political Subdivisions		Other Bonds, Notes and Debentures		Mortgage/ Asset-Backed and Equity Securities		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities Held-to-Maturity
One Year or Less	$—	—%	$—	—%	$105	4.77%	$7	4.47%	$—	—%	$112
Over 1 through 5 Years	15	3.47	245	3.42	—	—	—	—	—	—	260
Over 5 through 10 Years	33	4.70	—	—	—	—	—	—	—	—	33
Over 10 years	—	—	—	—	—	—	121	6.25	—	—	121
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	1,451	4.78	1,451

	$48	4.32%	$245	3.42%	$105	4.77%	$128	6.15%	$1,451	4.78%	$1,977

Securities Available-for-Sale
One Year or Less	$178	3.31%	$221	3.35%	$8	5.58%	$1,799	4.03%	$—	—%	$2,206
Over 1 through 5 Years	—	—	163	4.03	36	6.07	4	5.90	—	—	203
Over 5 through 10 Years	—	—	—	—	43	5.86	4	6.46	—	—	47
Over 10 years	—	—	—	—	28	6.40	547	3.10	—	—	575
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	21,162	4.67	21,162
Asset-Backed Securities	—	—	—	—	—	—	—	—	307	5.19	307
Equity Securities	—	—	—	—	—	—	—	—	957	4.03	957

	$178	3.31%	$384	3.64%	$115	6.04%	$2,354	3.96%	$22,426	4.65%	$25,457

*	Yields are based upon the amortized cost of securities.

The Company also has equity investments categorized as other assets (bracketed amounts indicate carrying values). Included in other assets are strategic investments related to securities servicing ($73 million), venture capital investments ($341 million), an investment in Wing Hang Bank Ltd. ($215 million), tax advantaged low-income housing ($176 million), Federal Reserve Bank stock ($106 million), and other equity investments ($4 million).

The largest minority interest is Wing Hang with a fair value of $427 million (book value of $215 million) at December 31, 2005. An agreement with certain other shareholders of Wing Hang prohibits the sale of this interest without their permission. The Company received dividends from Wing Hang of $16 million, $12 million, and $17 million in 2005, 2004, and 2003, respectively. In 2004, the Company reduced its investment in Wing Hang from approximately 25% of Wing Hang’s outstanding shares to 20%.

Venture capital activities consist of investments in private equity funds, mezzanine financings, and direct equity investments. The carrying and fair value of the Company’s venture capital investments was $341 million at December 31, 2005, consisting of investments in private equity funds of $246 million, direct equity of $29 million, mezzanine financings of $39 million and leveraged bond funds of $27 million. Fair values for private equity funds are generally based upon information provided by fund sponsors and the Company’s knowledge of the underlying portfolio while mezzanine financing and direct equity investments are based upon Company models.

In 2005, the Company had an average invested balance of $347 million in venture capital. Securities gains and interest income were $54 million, a pre-tax return of 16%. For 2006, the Company enters the year with a $341 million investment balance, and would expect returns to be somewhat lower.

At December 31, 2005, the Company had $35 million of principal investment commitments to private equity funds and partnerships compared with $60 million at December 31, 2004. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. If unused, the commitments expire as follows:

(In millions)	Commitments
2006	$25
2007	3
2008 - 2010	7

Total	$35

Commitments to venture capital limited partnerships may extend beyond expiration period shown to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

Consistent with the Company’s policy to focus on its core activities, it continues to reduce its exposure to venture capital activities. At December 31, 2005, the Company had hedged approximately $39 million of its private equity fund investments. Hedge gains and losses are recorded at fair value in securities gains. Consistent with its objective to expand its asset management activities, the Company expects to start the $200 million BNY Mezzanine Fund LLP in 2006 and plans to commit up to $75 million to the fund, and it may make other commitments consistent with that strategy from time to time.

Loans

(In billions)	December 31,			Annual Average
	Total	Non-Margin	Margin	Total	Non-Margin	Margin
2005	$40.7	$34.6	$6.1	$39.7	$33.3	$6.4
2004	35.8	29.7	6.1	37.8	31.5	6.3
2003	35.3	29.6	5.7	35.6	31.8	3.8

Total loans were $40.7 billion at December 31, 2005, compared with $35.8 billion in 2004. The increase in 2005 versus 2004 primarily reflects an increase in overdrafts, securities industry loans, and residential mortgages. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $39.7 billion in 2005, compared with $37.8 billion in 2004. The increase in average loans in 2005 primarily results from increased lending to financial institutions.

The table below shows trends in the loans outstanding at year-end over the last five years based on a product analysis.

(In millions)	2005	2004	2003	2002	2001
Domestic
Commercial and Industrial Loans	$6,271	$6,168	$6,611	$10,612	$11,633
Real Estate Loans:
Construction and Land Development	324	284	304	480	434
Other, Principally Commercial Mortgages	1,694	2,040	2,335	2,420	2,501
Collateralized by Residential Properties	5,890	4,593	3,739	3,416	3,050
Banks and Other Financial Institutions	2,156	1,323	1,320	1,292	2,075
Loans for Purchasing or Carrying Securities	4,935	3,028	4,221	1,720	3,581
Lease Financings	3,262	3,595	3,727	3,529	3,576
Less:
Unearned Income on Lease Financings	(938)	(1,072)	(1,063)	(944)	(1,026)
Consumer Loans	1,372	1,293	1,429	1,669	1,782
Margin loans	6,089	6,059	5,712	352	452
Other	946	548	431	238	427

Total Domestic	32,001	27,859	28,766	24,784	28,485

Foreign
Commercial and Industrial Loans	1,456	793	1,305	1,780	2,390
Banks and Other Financial Institutions	3,924	3,939	2,045	1,624	2,060
Lease Financings	5,816	5,871	6,026	6,062	5,271
Less:
Unearned Income on Lease Financings	(2,615)	(2,731)	(2,960)	(3,124)	(2,810)
Government and Official Institutions	101	42	93	205	224
Other	43	8	8	9	127

Total Foreign	8,725	7,922	6,517	6,556	7,262

Less: Allowance for Loan Losses	(411)	(591)	(668)	(656)	(415)

Net Loans	$40,315	$35,190	$34,615	$30,684	$35,332

Asset Quality and Allowance for Credit Losses

Over the past several years, the Company has improved its risk profile through greater focus on clients who are active users of the Company’s non-credit services, with a de-emphasis on broad-based loan growth. The Company’s primary exposure to credit risk of a customer consists of funded loans, unfunded formal contractual commitments to lend, counterparty risk associated with derivative transactions and overdrafts associated with clearing and settlement.

The role of credit has shifted to one that complements the Company’s other services instead of as a lead product. Credit solidifies customer relationships and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship. The Company’s credit risk management objectives are: (1) to eliminate non-strategic exposures; (2) to increase granularity in the portfolio by cutting back large individual borrower exposures; (3) to restructure the portfolio to avoid outsized industry concentrations; and (4) to limit exposures to non-investment grade counterparties. The goal of these objectives is to reduce volatility in the Company’s credit provisioning and earnings. The Company regularly culls its loan portfolio of credit exposures that no longer meet risk/return criteria, including an assessment of overall relationship profitability. In addition, the Company makes use of credit derivatives and other risk mitigants to hedge portions of the credit risk in its portfolio. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties.

The Company continues to make progress towards improving its credit risk profile.

•	At December 31, 2005, corporate exposure was $23.3 billion.

•	The Company brought industry concentrations in line with reduced targets in areas such as telecom, retailing, and automotive. The largest single corporate industry exposure is now media at 13%.

•	The Company continued to eliminate non-strategic exposures that do not meet yield or cross-sell criteria.

•	At December 31, 2005, the Company has used credit default swaps to reduce exposure on $1,099 million of loans and commitments.

At December 31, 2005, total exposures were $89.0 billion up from $82.5 billion in 2004 reflecting greater lending to financial institutions and increased residential mortgage lending.

The Company’s largest absolute risk is lending to financial institutions and corporates, which make up 66% of the total and remained the same as 2004. The consumer and middle market portfolio increased by 13% reflecting increased residential mortgage lending. The business unit components of the loan portfolio are detailed below.

Loan Portfolio

	12/31/05		12/31/04		12/31/03		12/31/02
(In billions)	Loans	Exposure	Loans	Exposure	Loans	Exposure	Loans	Exposure
Financial Institutions	$13.0	$35.5	$9.5	$31.1	$9.2	$31.0	$6.6	$30.7
Corporate	3.7	23.3	3.6	23.0	4.0	24.5	8.2	31.6

	16.7	58.8	13.1	54.1	13.2	55.5	14.8	62.3

Consumer & Middle Market	10.3	15.1	8.9	13.4	8.2	12.3	8.0	12.1
Lease Financings	5.5	5.5	5.6	5.6	5.8	5.8	5.6	5.7
Commercial Real Estate	2.1	3.5	2.1	3.3	2.4	3.2	2.5	3.3
Margin Loans	6.1	6.1	6.1	6.1	5.7	5.7	0.4	0.4

Total	$40.7	$89.0	$35.8	$82.5	$35.3	$82.5	$31.3	$83.8

Of the credits in the financial institutions and corporate segments with a rating equivalent to non-investment grade at December 31, 2005, 47% of these credits mature in less than one year.

Financial Institutions

The financial institutions portfolio exposure was up from $30.7 billion in 2002 to $35.5 billion at year-end 2005. The financial institutions exposure fluctuates day to day based on the financing needs of the Company’s broker-dealer customers and overdrafts relating to security settlements. These exposures are generally high quality, with 85% meeting the investment grade criteria of the Company’s rating system. The exposures are short-term with 74% expiring within one year, and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

	12/31/05			% Inv Grade	% due <1 Yr	12/31/04			12/31/03
(In billions) Lending Division	Loans	Unfunded Commitments	Total Exposures			Loans	Unfunded Commitments	Total Exposures	Loans	Unfunded Commitments
Banks	$5.1	$3.8	$8.9	65%	87%	$4.2	$3.5	$7.7	$2.6	$3.1
Securities Industry	3.4	3.7	7.1	88	96	1.5	3.0	4.5	1.9	3.5
Insurance	0.4	4.9	5.3	96	44	0.5	4.8	5.3	0.3	5.0
Government	0.1	4.7	4.8	98	52	—	5.0	5.0	0.2	5.6
Asset Managers	3.8	3.6	7.4	89	80	3.0	3.8	6.8	3.6	3.5
Mortgage Banks	0.1	0.7	0.8	70	51	0.2	0.7	0.9	0.4	0.5
Endowments	0.1	1.1	1.2	99	55	0.1	0.8	0.9	0.2	0.6

Total	$13.0	$22.5	$35.5	85%	74%	$9.5	$21.6	$31.1	$9.2	$21.8

Corporate

The corporate portfolio exposure was reduced to $23.3 billion at December 31, 2005, from $31.6 billion at year-end 2002. Approximately 74% of the portfolio is investment grade based on the Company’s rating system and 16% of the portfolio matures within one year. In 2004, the Company reached its goal of reducing corporate exposure below $24.0 billion. This represents a decline of over $9 billion since the Company announced its goal to reduce corporate exposure in 2002.

	12/31/05			% Inv Grade	% due <1 Yr	12/31/04			12/31/03
(In billions) Lending Division	Loans	Unfunded Commitments	Total Exposures			Loans	Unfunded Commitments	Total Exposures	Loans	Unfunded Commitments
Media	$1.1	$2.0	$3.1	62%	10%	$0.9	$2.2	$3.1	$0.9	$2.3
Cable	0.4	0.5	0.9	41	18	0.6	0.4	1.0	0.7	0.7
Telecom	0.1	0.4	0.5	79	7	0.1	0.5	0.6	0.3	0.6

Subtotal	1.6	2.9	4.5	60	11	1.6	3.1	4.7	1.9	3.6

Energy	0.4	4.9	5.3	84	10	0.4	4.4	4.8	0.4	4.2
Retailing	0.1	2.1	2.2	75	23	0.1	2.1	2.2	0.1	2.3
Automotive*	0.1	1.2	1.3	55	38	0.1	1.7	1.8	0.1	2.1
Healthcare	0.3	1.7	2.0	82	11	0.3	1.5	1.8	0.2	1.3
Other**	1.2	6.8	8.0	77	18	1.1	6.6	7.7	1.3	7.0

Total	$3.7	$19.6	$23.3	74%	16%	$3.6	$19.4	$23.0	$4.0	$20.5

*	In 2005, the Company reduced its automotive exposure, eliminated the Automotive division, and transferred the remaining customers to the other geographic lending divisions. The amounts in the table were reconstructed for comparison to prior years.
**	Diversified portfolio of industries and geographies

Other Corporate Risks

Included in the Company’s corporate exposures are automotive and airline exposures. The Company continues to selectively reduce automotive exposures given ongoing weakness in the domestic automotive industry. Total exposure previously reported in the Automotive Division was $1.3 billion at December 31, 2005, down $516 million from December 31, 2004. This broadly defined industry portfolio consists of $194 million to Big Three automotive manufacturing, $199 million to finance subsidiaries, $453 million to highly rated asset- backed securitizations, $311 million to suppliers, and $144 million of other.

The Company’s exposure to the airline industry consists of a $337 million leasing portfolio, including a $16 million real estate lease exposure. The airline leasing portfolio consists of $141 million to major U.S. carriers, $133 million to foreign airlines, and $63 million to U.S. regionals. In 2005, the industry continued to face the dilemma of an increasingly uncompetitive cost structure, weak demand with further downward pressure. In addition, considerable excess capacity and higher oil prices continue to negatively impact the valuations of the industry’s aircraft in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio. In 2005, the Company charged-off $140 million of a $153 million exposure to two bankrupt domestic airlines.

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

Lease Financings

The Company utilizes the leasing portfolio as part of its tax cash flow management strategy. This portfolio generates attractive after-tax risk-adjusted returns. Counterparties in the leasing transactions are generally highly rated. The leasing portfolio consists of non-airline exposures of $5.2 billion and $337 million of airline exposures.

The non-airline portion of the leasing portfolio is backed by well-diversified assets, primarily large-ticket transportation equipment. The largest component is rail, consisting of both passenger and freight trains. Assets are both domestic and foreign-based, with primary concentrations in the United States and European countries. Excluding airline leasing, counterparty rating equivalents are as follows: 43% AA or better, 34% single A, 17% BBB, and 6% non-investment grade.

Commercial Real Estate

The Company’s commercial real estate loan portfolio totaled $3.6 billion of exposure at December 31, 2005. Over 72% of the portfolio is secured by mortgages on properties predominantly located in the Tri-State region. The portfolio is diverse by project type with approximately 19% secured by office buildings, 33% secured by residential buildings, approximately 8% secured by retail buildings, while approximately 20% are unsecured loans to real estate investment trusts (REIT’s) and approximately 20% fall into other categories.

The Company avoids speculative development loans and concentrates its activities largely within its retail branch network footprint. Real estate credit facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows.

International Loans

The Company is active in the international markets, particularly in areas associated with securities servicing and trade finance. Excluding leasing, these activities result in outstanding loans to foreign institutions of $5.5 billion and $4.8 billion at December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company’s emerging markets exposures consisted of $96 million in medium-term loans, $1,267 million in short-term loans, primarily trade related, and a $215 million investment in Wing

Hang. In addition, the Company has $117 million of Philippine bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Emerging market countries where the Company has exposure include Argentina, Brazil, Bulgaria, China, Colombia, Costa Rica, Dominican Republic, Ecuador, Egypt, Honduras, Indonesia, Jamaica, Malaysia, Mexico, Morocco, Panama, Peru, Philippines, Russia, Thailand, Uruguay, Venezuela, and Vietnam.

Further details of the Company’s outstandings are detailed under “Loans”.

Counterparty Risk Ratings Profile

The table below summarizes the risk ratings of the Company’s foreign exchange and interest rate derivative counterparty credit exposure for the past year.

	For the Quarter Ended
Rating(1)	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04
AAA to AA-	74%	71%	68%	74%	68%
A+ to A-	13	13	15	13	19
BBB+ to BBB-	9	13	14	10	10
Noninvestment Grade	4	3	3	3	3

Total	100%	100%	100%	100%	100%

(1)	Represents credit rating agency equivalent of internal credit ratings.

For derivative counterparty credit exposure see “Commitments and Contingent Liabilities” in the Notes to the Company’s Consolidated Financial Statements.

Nonperforming Assets

Nonperforming assets decreased by $135 million to $79 million at December 31, 2005. The decrease in nonperforming assets during 2005 is primarily attributable to sales of the Company’s exposure to a cable operator that was categorized as nonperforming as well as paydowns and charge-offs of commercial loans. See “Loans” in the Notes to the Consolidated Financial Statements.

Activity in Nonperforming Assets

	Year ended December 31,
(In millions)	2005	2004
Balance at beginning of year	$214	$349
Additions	45	118
Charge-offs	(25)	(58)
Paydowns/Sales	(155)	(179)
Other	—	(16)

Balance at end of year	$79	$214

The following table shows the distribution of nonperforming assets at the end of each of the last five years:

(Dollars in millions)	2005	2004	2003	2002	2001
Category of Loans:
Domestic:
Other Commercial	$17	$132	$219	$321	$138
Regional Commercial	35	53	51	34	18
Foreign	14	28	79	84	64

Total Nonperforming Loans	66	213	349	439	220
Other Assets Owned	13	1	—	1	2

Total Nonperforming Assets	$79	$214	$349	$440	$222

Nonperforming Asset Ratio	0.2%	0.7%	1.2%	1.4%	0.6%
Allowance for Loan Losses/Nonperforming Loans	629.7	277.5	191.2	149.2	188.7
Allowance for Loan Losses/Nonperforming Assets	524.0	276.5	191.2	148.9	187.0
Allowance for Credit Losses/Nonperforming Loans	865.4	345.6	230.2	189.1	280.0
Allowance for Credit Losses/Nonperforming Assets	720.2	344.3	230.2	188.7	277.6

Significant nonperforming assets at December 31, 2005 include $13 million related to aircraft leasing, $9 million of emerging markets exposure, and $8 million to a grocery retailer.

The following table shows loans past due 90 days or more and still accruing interest for the last five years:

(In millions)	2005	2004	2003	2002	2001
Domestic:
Consumer	$7	$11	$14	$3	$3
Commercial	7	4	6	18	11

	14	15	20	21	14
Foreign:
Banks	—	—	—	5	—

	$14	$15	$20	$26	$14

Activity in Allowance for Credit Losses

The following table details changes in the Company’s allowance for credit losses for the last five years.

(Dollars in millions)	2005	2004	2003	2002	2001
Loans Outstanding, December 31,	$40,726	$35,781	$35,283	$31,340	$35,747
Average Loans Outstanding	39,682	37,778	35,623	34,305	38,770

Allowance for Credit Losses
Balance, January 1
Domestic	$590	$621	$653	$508	$491
Foreign	27	70	79	43	67
Unallocated	119	113	99	65	58

Total, January 1	736	804	831	616	616

Charge-Offs:
Commercial	(144)	(24)	(118)	(396)	(345)
Foreign	(10)	(28)	(26)	(23)	(18)
Regional Commercial	(11)	(11)	(22)	(42)	(7)
Consumer	(30)	(30)	(32)	(23)	(18)

Total	(195)	(93)	(198)	(484)	(388)

Recoveries:
Commercial	1	2	9	7	4
Foreign	2	3	1	2	5
Regional Commercial	2	2	3	2	1
Consumer	4	3	3	3	3

Total	9	10	16	14	13

Net Charge-Offs	(186)	(83)	(182)	(470)	(375)

Provision	15	15	155	685	375
Balance, December 31,
Domestic	458	590	621	653	508
Foreign	11	27	70	79	43
Unallocated	96	119	113	99	65

Total, December 31,	$565	$736	$804	$831	$616

Allowance for Loan Losses	$411	$591	$668	$656	$415
Allowance for Lending-Related Commitments	154	145	136	175	201

Ratios
Net Charge-Offs to Average Loans Outstanding	0.47%	0.22%	0.51%	1.37%	0.97%

Net Charge-Offs to Total Allowance for Credit Losses	32.92	11.28	22.64	56.56	60.88

Total Allowance for Credit Losses to Year-End Loans Outstanding	1.39	2.06	2.28	2.65	1.72

Allowance for Loan Losses to Year-End Loans Outstanding	1.01	1.65	1.89	2.09	1.16

Net charge-offs were $186 million in 2005, $83 million in 2004, and $182 million in 2003. In 2005, net charge-offs increased from 2004 primarily due to the charge-off of $140 million of leases with two bankrupt domestic airline customers in the fourth quarter of 2005. Net charge-offs decreased in 2004 and 2003 primarily due to improvement in asset quality.

The provision for credit losses was $15 million in 2005, compared with $15 million in 2004 and $155 million in 2003. The decrease in the provision in 2004 primarily reflects the Company’s improved risk profile as well as improvements in the credit environment. In 2005 and 2004, asset quality improved as nonperforming loans declined and loan granularity improved.

Allowance for Credit Losses

	At December 31,
(Dollars in millions)	2005	2004
Margin Loans	$6,089	$6,059
Non-Margin Loans	34,637	29,722

Total Loans	$40,726	$35,781

Allowance for Loan Losses	$411	$591
Allowance for Lending-Related Commitments	154	145

Total Allowance for Credit Losses	$565	$736

Allowance for Loan Losses As a Percent of Total Loans	1.01%	1.65%
Allowance for Loan Losses As a Percent of Non-Margin Loans	1.19	1.99
Total Allowance for Credit Losses As a Percent of Total Loans	1.39	2.06
Total Allowance for Credit Losses As a Percent of Non-Margin Loans	1.63	2.48

The total allowance for credit losses was $565 million and $736 million at year-end 2005 and 2004, respectively. The ratio of the total allowance for credit losses to year-end non-margin loans was 1.63% and 2.48% at December 31, 2005 and 2004, reflecting improved credit quality in 2005. The decline in the allowance and in the ratios also reflects the charge-off of $153 million of airline credits which had $140 million of allowance for credit losses associated with them.

The Company has $6.1 billion of secured margin loans on its balance sheet at December 31, 2005. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these loans. The Company believes that the ratio of allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

Loans at December 31, 2005, were $40.7 billion compared with $35.8 billion at the prior year-end. Non-margin loans increased to $34.6 billion in 2005 from $29.7 billion in 2004, reflecting increased lending to financial institutions and higher holdings of residual mortgage loans. The decrease in the total allowance for credit losses in 2005 reflects a charge-off of $140 million related to airline exposure and continued improvement in credit quality.

The Company’s total allowance at year-end equated to approximately 3.5 times the average charge-offs and 3.8 times the average net charge-offs for the last three years. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level.

The allowance for loan losses and the allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits (nonaccrual commercial credits over $1 million); (2) an allowance for higher risk rated credits; (3) an allowance for pass rated credits; and (4) an unallocated allowance based on general economic conditions and risk factors in the Company’s individual markets.

The first element, impaired credits, is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value. Fair value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral.

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

The third element, pass rated credits, is based on the Company’s expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower’s probability of default. The loss given default incorporates a recovery expectation. Borrower and loss given default ratings are reviewed semi-annually at a minimum and are periodically mapped to third party, including rating agency and default and recovery data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. In 2004, the Company began to apply this technique to its leasing and consumer portfolios. In addition, the Company adjusted the estimates for default probabilities to a long-term average and adjusted from estimated to actual maturities. At the time of these changes, the impact was to increase the reserve requirement by $56 million. All current consumer loans are included in the pass rated consumer pools.

The fourth element, the unallocated allowance, is based on management’s judgment regarding the following factors:

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

In 2005, the allowance for pass rated credits increased due to a slight increase in exposure and some downward credit migration, primarily in the automotive industry. This was more than offset by a decline in the allowance for impaired credits as several impaired credits were repaid or sold. The major portion of the overall decline in the allowance was due to a decline in reserve for higher risk credits as a result of the charge-offs taken on two bankrupt domestic airlines. The amount of allocated allowance decreased reflecting the continued relatively benign credit environment.

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

	2005	2004	2003	2002	2001
Domestic:
Real Estate	2%	2%	2%	3%	6%
Commercial	69	71	73	74	73
Consumer	10	7	2	2	3
Foreign	2	4	9	9	7
Unallocated	17	16	14	12	11

	100%	100%	100%	100%	100%

Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The following table shows the maturity structure of the Company’s commercial loan portfolio at December 31, 2005.

(In millions)	Within 1 Year	Between 1 and 5 Years	After 5 Years	Total
Domestic:
Real Estate, Excluding Loans Collateralized by 1-4 Family Residential Properties	$263	$1,244	$511	$2,018
Commercial and Industrial Loans	2,212	3,619	440	6,271
Loans for Purchasing or Carrying Securities	4,800	135	—	4,935
Margin Loans	6,089	—	—	6,089
Other, Excluding Loans to Individuals and Those Collateralized by 1-4 Family Residential Properties	2,443	613	46	3,102

	15,807	5,611	997	22,415
Foreign	4,843	554	91	5,488

Total	$20,650	$6,165	$1,088	$27,903

Loans with:
Predetermined Interest Rates	$5,291	$622	$266	$6,179
Floating Interest Rates	15,359	5,543	822	21,724

Total	$20,650	$6,165	$1,088	$27,903

Deposits

Total deposits were $64.4 billion in 2005, compared with $58.7 billion in 2004 and $56.4 billion in 2003. The increase was primarily due to higher market activity levels, which resulted in a higher level of customer deposits at year-end. The rise also reflects customers’ greater use of compensating balances in a rising rate environment. Noninterest-bearing deposits were $18.2 billion in 2005, compared with $17.4 billion in 2004 and $14.8 billion in 2003. Interest-bearing deposits were $46.2 billion in 2005, compared with $41.3 billion in 2004 and $41.6 billion in 2003.

The aggregate amount of deposits by foreign customers in domestic offices was $5.6 billion, $5.2 billion, and $4.1 billion at December 31, 2005, 2004, and 2003, respectively.

The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 2005.

(In millions)	Certificates of Deposits	Other Time Deposits	Total
3 Months or Less	$769	$11,337	$12,106
Between 3 and 6 Months	429	—	429
Between 6 and 12 Months	996	—	996
Over 12 Months	1,906	—	1,906

Total	$4,100	$11,337	$15,437

Other Borrowed Funds

Federal funds purchased and securities sold under repurchase agreements were $834 million in 2005, compared with $1,205 million in 2004 and $1,039 million in 2003. Other borrowed funds were $860 million in 2005, compared with $533 million in 2004 and $834 million in 2003.

Information related to other borrowed funds in 2005, 2004, and 2003 is presented in the table below.

	2005		2004		2003
(Dollars in millions)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
At December 31	$834	3.04%	$1,205	0.91%	$1,039	0.69%
Average During Year	1,284	2.73	1,551	0.99	1,542	0.85
Maximum Month-End Balance During Year	3,349	4.19	4,173	0.92	2,436	0.75

Other
At December 31	$860	3.07%	$533	2.13%	$834	1.15%
Average During Year	1,865	3.10	2,675	1.93	1,654	1.26
Maximum Month-End Balance During Year	1,414	2.52	2,052	2.98	1,415	0.95

Other consists primarily of commercial paper, extended federal funds purchased, and amounts owed to the U.S. Treasury.

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

On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposit greater than $100,000, federal funds purchased and other borrowings were $13.1 billion and $14.6 billion on an average basis in 2005 and 2004, respectively. Average foreign deposits, primarily from the Company’s European based securities servicing business, were $26.6 billion compared with $25.8 billion in 2004. Domestic savings and other time deposits were $10.1 billion on an average basis compared to $10.2 billion in 2004. Average payables to customers and broker-dealers declined to $6.0 billion from $6.4 billion. Long-term debt averaged $7.3 billion in 2005 and $6.2 billion in 2004.

The Company has entered into several modest securitization transactions. See “Securitizations” in the Notes to the Consolidated Financial Statements. These transactions have not had a significant impact on the Company’s liquidity or capital.

The Parent’s cash position was $791 million and $1,195 million at December 31, 2005 and 2004, respectively. The majority of these funds were deposited with the Bank of New York (“The Bank”). The Company’s policy is to maintain sufficient cash for the Parent to be able to satisfy its obligations for one year without the need to access the capital markets or take a dividend from the Bank.

The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

In 2006, the Bank can pay dividends of approximately $278 million to the Parent without the need for regulatory waiver. This dividend capacity will increase in the remainder of 2006 to the extent of the Bank’s net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $264 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

Restrictions on the ability of the Company to obtain funds from its subsidiaries are discussed in more detail in the “Company Financial Information” in the Notes to the Consolidated Financial Statements.

In 2005 and 2004, the Parent’s average commercial paper borrowings were $248 million and $155 million, respectively. Commercial paper outstandings were $85 million and $253 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the Parent had cash of $791 million compared with cash of $1,195 million at December 31, 2004. Net of commercial paper outstanding, the Parent’s cash position at December 31, 2005 was down $236 million to $706 million compared with December 31, 2004.

The Company has a back-up line of credit of $275 million with 14 financial institutions. This line of credit matures in October 2006. The fee on this facility depends on the Company’s credit rating and is currently eight basis points. The credit agreement requires the Company to maintain: stockholders’ equity of $5 billion; a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; a double leverage ratio less than 1.3; and all its banks adequately capitalized for regulatory purposes. There were no borrowings under the line of credit at December 31, 2005.

The Company also has the ability to access the capital markets. Access to the capital markets is partially dependent on the Company’s credit ratings, which as of January 31, 2006 were as follows:

	Parent Commercial Paper	Parent Subordinated Long-Term Debt	Parent Senior Long-Term Debt	The Bank of New York Long-Term Deposits	Outlook
Standard & Poor’s	A-1	A	A+	AA-	Stable
Moody’s	P-1	A1	Aa3	Aa2	Stable
Fitch	F1+	A+	AA-	AA	Stable
Dominion Bond Rating Service	R-1(middle)	A(high)	AA(low)	AA	Stable

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

The Parent has $225 million of long-term debt that becomes due in 2006. In addition, the Parent has the option to call $229 million of subordinated debt in 2006, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

The Company has $800 million of preferred trust securities that are callable in 2006. These securities qualify as Tier 1 Capital. The Company has not yet decided if it will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If the Company calls the preferred trust securities, it expects to replace them with new preferred trust securities or senior or subordinated debt. See discussion of qualification of preferred trust securities as capital in “Accounting Changes and New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

Double leverage is the ratio of investment in subsidiaries divided by the Company’s consolidated equity plus preferred trust securities. The Company’s double leverage ratio at December 31, 2005, 2004, and 2003 was 103.90%, 92.99%, and 100.24%, respectively. The Company’s target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company’s ability to invest in its subsidiaries to expand its businesses.

Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with five financial institutions matures in March 2006. There were no borrowings against this line of credit in 2005. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. In 2005, average daily borrowing under these lines was $15 million in aggregate.

Pershing Limited, an indirect subsidiary of the Company, has committed and uncommitted lines in place for liquidity purposes. The committed line of credit of $275 million with four financial institutions matures in April 2006. In 2005, the average borrowing against this line of credit was $14 million. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. In 2005, average daily borrowing under these lines was $200 million in aggregate.

The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

Earnings and other operating activities used $1.1 billion in cash flows in 2005, compared with $3.4 billion and $3.8 billion provided in 2004 and 2003, respectively. The cash flows from operations in 2005, 2004 and 2003 were principally the result of earnings and changes in trading activities.

In 2005, cash used for investing activities was $7.6 billion as compared to $2.2 billion used for investing activities in 2004 and $6.5 billion used for investing activities in 2003. In 2005, 2004, and 2003, cash was used to increase the Company’s investment securities portfolio, which is part of an ongoing strategy to shift the Company’s asset mix from loans towards highly-rated investment securities and short-term liquid assets. Interest-bearing deposits were a use of funds in 2005, 2004, and 2003. Federal funds sold and securities purchased under resale agreements was a source of funds in 2005 and 2003 while it was a use of funds in 2004. Payments for the Pershing transaction were a significant use of cash in 2003.

In 2005, cash provided by financing activities was $8.1 billion as compared to $0.8 billion used for financing activities in 2004 and $1.8 billion provided by financing activities in 2003. In 2005, sources of funds included deposits, issuance of long-term debt and common stock. Payables to customers and broker-dealers were a significant use of funds in 2004. In 2003, the Company issued common stock and long-term debt to fund the Pershing acquisition as well as repay maturing long-term debt.

COMMITMENTS AND OBLIGATIONS

The Company has contractual obligations to make fixed and determinable payments to third parties as indicated in the table below. The table excludes certain obligations such as trade payables and trading liabilities, where the obligation is short-term or subject to valuation based on market factors.

	Total	Payments Due by Period
(In millions) Contractual Obligations		Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Deposits Without a Stated Maturity	$9,023	$9,023	$—	$—	$—
Term Deposits	37,165	35,131	1,232	752	50
Federal Funds Borrowed and Securities Sold Under Repurchase Agreements	834	834	—	—	—
Payables to Customer and Broker Dealers	8,623	8,623	—	—	—
Other Borrowed Funds	860	860	—	—	—
Long-Term Debt(1)	12,297	899	2,661	1,026	7,711
Operating Leases	1,157	183	306	196	472
Unfunded Pension and Post Retirement Benefits	234	37	47	47	103

Total Contractual Cash Obligations	$70,193	$55,590	$4,246	$2,021	$8,336

(1)	Including Interest

The Company has entered into fixed and determinable commitments as indicated in the table below:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
(In millions) Other Commercial Commitments		Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lending Commitments	$36,954	$10,391	$2,906	$5,386	$18,271
Standby Letters Of Credit	10,383	6,632	1,525	2,127	99
Commercial Letters Of Credit	1,189	1,121	33	32	3
Securities Lending Indemnifications	310,970	310,970	—	—	—
Contingent Acquisitions Payments	195	126	67	2	—
Investment Commitments(1)	312	89	91	9	123
Purchase Obligations	209	44	114	24	27

Total Commitments	$360,212	$329,373	$4,736	$7,580	$18,523

(1)	Includes venture capital, community reinvestment act, and other investment-related commitments. Commitments to venture capital limited partnerships may extend beyond expiration period shown to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

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

The Company has issued guarantees as indicated in the table below:

(In millions) Guarantees	Notional	Typical Revenue Based on Notional (Basis Points)
Corporate Banking
Standby Letters of Credit	$10,383	5 - 135
Commercial Letters of Credit	1,189	15 - 75
Credit Derivatives	370	20 - 40
Securities Lending Indemnifications	310,970	4 - 6

The Company expects many of these guarantees to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction including collateral, if any. Advances under securities lending indemnifications would be secured by collateral.

The Company provides services to 6 QSPEs as of December 31, 2005. All of the Company’s securitizations are QSPEs as defined by SFAS 140 which by design are passive investment vehicles, and are therefore not consolidated by the Company. See “Securitizations” in the Notes to the Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity was $9,876 million at December 31, 2005, compared with $9,290 million at December 31, 2004, and $8,428 million at December 31, 2003. During 2005, the Company retained $927 million of earnings. Accumulated other comprehensive income declined $128 million reflecting higher unrealized mark-to-market losses in the securities available-for-sale portfolio.

In 2005, the Company issued $285 million of callable medium-term subordinated notes bearing interest at rates from 5.00% to 5.90%. The notes are due in 2020 and 2030 and are callable by the Company after three to five years. The notes qualify as Tier II capital.

The Company also issued $500 million of non-callable subordinated notes due in 2015 and bearing interest at a rate of 4.95%. The notes qualify as Tier II capital.

In 2005, the Company issued $600 million of senior debt with an initial maturity date of April 4, 2006. The investors have the right to extend the maturity date on a monthly basis through March 10, 2015. If an investor does not extend the maturity date of the note, the note becomes payable in 13 months. The debt bears interest at a floating rate ranging from 1-month Libor minus 3 basis points at inception to 1-month Libor plus 2 basis points in 2015.

Also, in 2005, the Company issued $400 million of senior debt due in 2011 and bearing interest at a rate of 4.95%.

On February 27, 2006, indirect subsidiaries of the Company entered into a financing transaction (the “Transaction”) structured as a series of leases pursuant to which the Company’s headquarters building and another office building it occupies in New York City (collectively, the “Premises”) were leased to a foreign financial institution (the “Investor”) pursuant to the terms of a lease (the “Lease”) between the Investor and an indirect subsidiary (the “Subsidiary”) of the Company. The Investor pre-paid rent under the Lease equal to the Euro equivalent of $527 million and subleased the Premises to The Bank of New York. Repayment of the $527 million and all other financial obligations under the Transaction documents are guaranteed by the Company.

The Company recorded the Transaction as long-term debt of $527 million bearing interest at a fixed Euro rate of 3.1% per annum and amortizing on a quarterly basis through 2031, unless terminated earlier.

The arrangement can be terminated early by either the Subsidiary or the Investor upon the occurrence of certain events within the first two years. After the second anniversary of the transaction date the Investor may terminate the Lease at its discretion, and the Subsidiary may, at its discretion, discontinue paying operating expenses on the Premises, which would substantially reduce the yield to the Investor and induce the Investor to terminate the Lease.

During 2005, the Company called $94 million of higher rate debt and $110 million of debt matured. In 2005, long-term debt increased to $7,817 million from $6,121 million reflecting the transfer of Pershing from the Bank to the Parent.

The Company raised its common stock dividend to 21 cents per quarter in July 2005. In January 2006, the Company declared a quarterly common stock dividend of 21 cents per share. The Company has two shelf registrations with a remaining capacity of $1,257 million of debt, preferred stock, preferred trust securities, or common stock at December 31, 2005.

In 2004, the Company retained $832 million of earnings, restoring its tangible common equity ratio to its target range. In 2004, the Company issued $206 million of callable medium-term subordinated notes qualifying as Tier 2 capital, as well as $305 million of senior debt. During 2004, the Company called $175 million of higher rate debt, and $300 million of debt matured. Long-term debt was flat at $6,121 million.

In 2003, the Company retained $594 million of earnings. In connection with the acquisition of Pershing, the Company sold 40 million common shares for $996 million. The Company also issued $400 million of non-callable subordinated notes and $239 million of callable medium-term subordinated notes qualifying as Tier 2 capital. In addition, the Company issued $1,281 million of senior debt. The increased long-term debt replaced subordinated debt ceasing to qualify as Tier 2 capital, $525 million of higher rate debt that the Company called during 2003, $710 million of debt that matured in 2003, and provided funding for the Pershing acquisition.

Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of December 31, 2005 and 2004, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

	December 31, 2005		December 31, 2004		Company Targets	Well Capitalized Guidelines	Adequately Capitalized Guidelines
	Company	Bank	Company	Bank
Tier 1*	8.38%	8.88%	8.31%	7.07%	7.75%	6%	4%
Total Capital**	12.48	11.84	12.21	11.41	11.75	10	8
Leverage	6.60	7.05	6.41	5.45		5	3-5
Tangible Common Equity	5.58	6.62	5.56	5.24	5.00-5.25%	N.A.	N.A.

*	Tier 1 capital consists, generally, of common equity, preferred trust securities, and certain qualifying preferred stock, less goodwill and most other intangibles.
**	Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

If a bank holding company or bank fails to qualify as “adequately capitalized”, regulatory sanctions and limitations are imposed.

At December 31, 2005, the amounts of capital by which the Company and the Bank exceed the well capitalized guidelines are as follows:

(In millions)	Company	Bank
Tier 1 Capital	$1,886	$1,950
Total Capital	1,970	1,244
Leverage	1,610	1,749

In 2005, the Company bought back a net 5 million shares of which 1 million shares were part of the newly announced buyback program of 20 million shares, leaving 19 million shares authorized for repurchase at December 31, 2005.

In 2006, the Company will balance its acquisition initiatives with continued buyback activity. The Company is also factoring in the use of capital for completion of the Alcentra and Urdang acquisitions, growth in the balance sheet, and the proposed change in lease accounting. Currently, the Company expects a net share reduction in a comparable range to the 5 million share reduction in 2005.

In the first quarter of 2005, ownership of Pershing was transferred from The Bank of New York to the parent company, The Bank of New York Company, Inc. In connection with the transfer, the Company issued $1.1 billion of debt of which $500 million qualified as Tier 2 Capital.

The following table presents the components of the Company’s risk-based capital at December 31, 2005 and 2004:

	(In millions)	2005	2004
	Common Stock	$9,876	$9,290
	Preferred Trust Securities	1,150	1,150
Adjustments:	Intangibles	(4,426)	(4,265)
	Securities Valuation Allowance	51	(51)
	Merchant Banking Investments	(8)	(6)

	Tier 1 Capital	6,643	6,118

	Qualifying Unrealized Equity Security Gains	—	—
	Qualifying Subordinated Debt	2,690	2,149
	Qualifying Allowance for Loan Losses	565	729

	Tier 2 Capital	3,255	2,878

	Total Risk-based Capital	$9,898	$8,996

The following table presents the components of the Company’s risk-adjusted assets at December 31, 2005 and 2004:

	2005		2004
(In millions)	Balance sheet/ notional amount	Risk adjusted balance	Balance sheet/ notional amount	Risk adjusted balance
Assets
Cash, Due From Banks and Interest-Bearing Deposits in Banks	$12,159	$2,121	$12,078	$1,918
Securities	27,326	6,555	23,802	6,578
Trading Assets	5,930	—	4,627	—
Fed Funds Sold and Securities Purchased Under Resale Agreements	2,425	169	5,708	752
Loans	40,726	33,748	35,781	30,900
Allowance for Loan Losses	(411)	—	(591)	—
Other Assets	13,919	10,455	13,124	8,853

Total Assets	$102,074	53,048	$94,529	49,001

Off-Balance Sheet Exposures
Commitments to Extend Credit	$37,005	$12,979	$36,836	$11,966
Securities Lending	310,970	222	232,184	977
Standby Letters of Credit and Other Guarantees	13,703	10,762	12,626	9,464
Interest Rate Contracts	695,874	1,271	565,908	1,149
Foreign Exchange Contracts	94,535	575	93,850	623

Total Off-Balance Sheet Exposures	$1,152,087	25,809	$941,404	24,179

Market Risk Equivalent Assets		426		488
Allocated Transfer Risk Reserve		(1)		(7)

Risk-Adjusted Assets		$79,282		$73,661

CAPITAL FRAMEWORK

The U.S. federal bank regulatory agencies’ risk capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors of the major industrialized countries that develop broad policy guidelines with respect to bank supervisory policies. The Basel Committee issued, in June 2004, and updated in November 2005 a revised framework for capital adequacy commonly known as the New Accord (“New Accord”) or Basel II (“Basel II”) that would set capital requirements for operational risk and refine the existing capital requirements for credit risk. Operational risk would be defined as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. Capital measurement for credit risk under the revised framework would differentiate capital levels based upon the risk characteristics of the underlying exposures. The Basel Committee proposal outlines several alternatives for capital assessment of credit and operational risks. The Basel Committee requires two years of impact analysis and parallel testing for banks adopting the advanced approaches under the New Accord, with implementation extended until year-end 2007.

U.S. Implementation of Basel II

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

In June 2004 the U.S. federal bank regulatory agencies published a joint release describing proposed Basel II revisions to capital adequacy standards based on the AIRB and AMA approaches. The regulatory agencies have also published draft implementation guidance addressing a number of issues. During 2005, the U.S. federal bank regulatory agencies indicated that the publication of a formal notice of proposed rulemaking setting forth the details of the AIRB and AMA approaches for internationally active banking organizations would be delayed until the first quarter of 2006. During this interim period pending publication and ultimate adoption of new rules, banks that will adopt the new rules in the U.S. are relying upon the current proposal.

The Bank has been relying upon the current proposal—the Advanced Notice Proposed Rulemaking and draft guidance to prepare its implementation strategies. Additionally, the Bank and other mandated banks have been coordinating with international regulatory agencies responsible for supervising the implementation of Basel II at foreign subsidiaries. Jurisdictions outside of the United States are adhering to the original implementation schedule outlined in the New Accord, namely a parallel run of Basel I and Basel II capital calculations by January 2007.

Banking organizations that are not internationally active banking organizations may choose to adopt the AIRB/AMA approaches of the New Accord or they may calculate regulatory capital according to current rules based on the 1988 Accord, subject to revisions to those rules that may be implemented. In October 2005 the U.S. federal bank regulatory agencies published proposed revisions to existing capital guidelines that would apply to these banking organizations and that are based on the so-called “standardized approach” in Basel II. The comment period for these proposals expired on January 18, 2006. The regulators have indicated that the AIRB/AMA provisions for internationally active banking organizations and these provisions for others will become effective on similar time frames.

Both the terms and timing of implementation of Basel II are the subject of considerable controversy among both the bank regulators and Congress. Accordingly, it is not possible to predict the timing or ultimate terms of implementation of Basel II.

The Company’s Implementation

Since June 2004, the Company’s Basel Project Management Office (“Basel PMO”) has been managing the Company’s implementation of the AIRB and AMA approach under the New Accord. The Basel PMO’s primary responsibilities include managing the development of the systems infrastructure to facilitate the data collection and retention requirements under the New Accord and ensuring the Company satisfies the AIRB qualification requirements of the New Accord. The Company believes it is currently in compliance with the requirements of the AMA.

The Company has assigned 24 full-time staff members to the effort and has retained a team of consultants to assist with the systems infrastructure development effort. The estimated cost of implementation to the Company is approximately $30 million and is slated for completion in 2006 to meet both the U.S. and international regulatory agencies’ implementation schedules.

The Basel PMO is nearing completion of its systems infrastructure development effort. It has built the core data warehouse to store the credit risk data necessary to calculate regulatory capital. The Company will begin populating the warehouse with data in the first quarter of 2006 and will be ready to test Basel II capital calculations shortly thereafter. The Basel PMO has also completed the design of validation methodologies for its parameter estimates and has documented the development of the Company’s validation methodologies. The Company has engaged in active discussion with U.S. regulators during the design of these methodologies to help facilitate a smooth transition during the Basel II qualification process.

Basel II Impact on the Company

The Company has participated in four quantitative impact studies with banking regulators to assess the impact of the New Accord. Based on the results of the Fourth Quantitative Impact Study, which used June 30, 2004 data, the Company believes that the New Accord, as currently envisioned, like the current capital requirements under Basel I, will not constrain its current business practices.

RISK MANAGEMENT

The major risks to which the Company is exposed are credit, market (primarily interest rate and foreign exchange) and operational risk. Risk management and oversight begins with the Board of Directors and two key Board committees: the Audit and Examining Committee and the Risk Committee.

The Risk Committee meets on a regular basis to review the Company’s risks, policies, and risk management activities. The delegation of policy formulation and day-to-day oversight is to the Company’s Chief Risk Policy Officer, who, together with the Chief Auditor and Chief Compliance Officer helps ensure an effective risk management structure.

The Audit & Examining Committee of the Board of Directors (the “A&E Committee”) is comprised of independent directors, all of whom have been determined by the Board to have financial expertise, as defined under SEC regulations. The A&E Committee meets on a regular basis to perform, among other things, an oversight review of the integrity of the Company’s financial statements and financial reporting process, compliance with legal and regulatory requirements, the independent public accountant’s qualifications and independence, and the performance of the independent public accountant and the Company’s internal audit function. The A&E Committee also reviews management’s assessment of the adequacy of internal controls. The functions of the A&E Committee are described in more detail in its charter, a copy of which is available on the Company’s website, www.bankofny.com.

The Company’s risk management framework is designed to:

•	Provide that risks are identified, monitored, reported, and priced properly;

•	Define and communicate the types and amount of risks to take;

•	Communicate to the appropriate level within the Company the type and amount of risk taken;

•	Maintain a risk management organization that is independent of the risk taking activities; and

•	Promote a strong risk management culture that encourages a focus on risk-adjusted performance.

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

Credit risk at the portfolio level is managed by the Portfolio Management Division (PMD). The PMD is responsible for calculating two fundamental credit measures. First, the Company projects a statistically expected credit loss, used to help determine the appropriate loan loss reserve and to measure customer profitability. Expected loss considers three basic components: the estimated size of the exposure whenever default might occur, the probability of default before maturity, and the severity of the loss the Company would incur, commonly called “loss given default.” For corporate banking, where most of the Company’s credit risk is created, unfunded commitments are assigned a usage given default percentage. Borrowers/Counterparties are assigned ratings by DPMs and SCOs on an 18-grade scale, which translates to a scaled probability of default. Additionally, transactions are assigned loss-given-default ratings (on a 12-grade scale) that reflect the transactions’ structure including the effects of guarantees, collateral, and relative seniority of position.

The second fundamental measurement of credit risk calculated by the PMD is called economic capital. The Company’s economic capital model estimates the capital required to support the overall credit risk portfolio. Using a Monte Carlo simulation engine and measures of correlation among borrower defaults, the economic model examines extreme and highly unlikely scenarios of portfolio credit loss in order to estimate credit related capital, and then allocates that capital to individual borrowers and exposures. Credit related capital calculation supports a second tier of policy standards and limits by serving as an input to both profitability analysis and concentration limits of capital at risk with any one borrower, country or industry.

The PMD is responsible for the calculation methodologies and the estimates of the inputs used in those methodologies for the determination of expected loss and economic capital. These methodologies and input estimates are regularly evaluated to insure their appropriateness and accuracy. As new techniques and data become available, the PMD attempts to incorporate, where appropriate, those techniques or data.

Credit risk is intrinsic to much of the banking business and necessary to its smooth functioning. However, the Company seeks to limit both on and off-balance sheet credit risk through prudent underwriting and the use of capital only where risk-adjusted returns warrant. The Company seeks to manage risk and improve its portfolio diversification through syndications, asset sales, credit enhancements, credit derivatives, and active collateralization and netting agreements. In addition, the Company has a separate Credit Risk Review group made up of experienced loan review officers who perform timely reviews of the loan files and credit ratings assigned to the loans.

Market Risk Management

Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, including loans, securities, deposits, and other borrowings. The Company’s market risks are primarily interest rate and foreign exchange risk and, to a lesser extent, equity and credit risk.

The Company’s market risk governance structure includes two committees comprised of senior executives who review market risk activities, risk measurement methodologies, and risk limits; approve new products; and provide direction for the Company’s market risk profile. The Asset/Liability Management Committee oversees the market risk management process for interest rate risk related to asset/liability management activities. The Market Risk Management Committee oversees the market risk management process for trading activities, including foreign exchange risk. Both committees are supported by a comprehensive risk management process that is designed to help identify, measure, and manage market risk, as discussed under “Trading Activities and Risk Management” and “Asset/Liability Management” below and in “Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements.

The information presented that follows with respect to market risk is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from projected results discussed in this Report. These include adverse changes in market conditions, the timing of such changes and the actions that management could take in response to these changes as well as the additional factors discussed under “Forward Looking Statements and Risk Factors That Could Affect Future Results”.

Trading Activities and Risk Management

The Company’s trading activities are focused on acting as a market maker for the Company’s customers. The risk from these market making activities and from the Company’s own positions is managed by the Company’s traders and limited in total exposure as described below.

The Company manages trading risk through a system of position limits, a value at risk (VAR) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VAR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is used to calculate economic capital which is allocated to the business units for computing risk-adjusted performance.

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

The following table indicates the calculated VAR amounts for the trading portfolio for the years ending December 31, 2005 and 2004.

(In millions)	2005				2004
Market Risk	Average	Minimum	Maximum	12/31/05	Average	Minimum	Maximum	12/31/04
Interest Rate	$2.7	$1.8	$4.6	$2.8	$3.8	$1.4	$7.8	$4.0
Foreign Exchange	1.5	0.4	4.1	0.9	0.9	0.2	3.1	0.9
Equity	0.6	0.3	1.1	0.8	1.1	0.5	2.8	0.7
Credit Derivatives	1.4	0.7	2.1	0.9	1.9	1.4	2.3	2.0
Diversification	(1.2)	NM	NM	(1.1)	(1.4)	NM	NM	(1.3)
Overall Portfolio	5.0	3.1	9.1	4.3	6.3	3.6	12.8	6.3

NM –	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the year 2005, interest rate risk generated 41% of average VAR, credit derivatives generated 28% of average VAR, foreign exchange accounted for 22% of average VAR, and equity generated 9% of average VAR. During 2005, the Company’s daily trading loss did not exceed the Company’s calculated VAR amounts on any given day.

Asset/Liability Management

The Company’s asset/liability management activities include lending, investing in securities, accepting deposits, raising money as needed to fund assets, and processing securities and other transactions. The market risks that arise from these activities are interest rate risk and, to a lesser degree, foreign exchange risk. The Company’s primary market risk is exposure to movements in U.S. dollar interest rates. Exposure to movements in foreign currency interest rates also exists but to a significantly lower degree. The Company actively manages interest rate sensitivity. In addition to gap analysis, the Company uses earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest income. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, changes in the prepayment behavior of loans and securities, and the impact of derivative financial instruments used for interest rate risk management purposes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. These assumptions are inherently uncertain, and, as a result, the earnings simulation model cannot precisely estimate net interest income or the impact of higher or lower interest rates on net interest income. Actual results may differ from projected results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

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

	Estimated Changes in Net Interest Income December 31, 2005
	(In millions)%
+200 basis point Ramp vs. Stable Rate	$(65)	(3.2)%
+100 basis point Ramp vs. Stable Rate	(29)	(1.4)
-100 basis point Ramp vs. Stable Rate	(8)	(0.4)
-200 basis point Ramp vs. Stable Rate	(32)	(1.6)

The base case scenario fed funds rate in the December 31, 2005 analysis was 4.25%. The 100+ basis point ramp scenario assumes short-term rates rise 25 basis points in each of the next four quarters, while the 200+ ramp scenario assumes a 50 basis point per quarter increase. The 100+ basis point December 31, 2005 scenario assumes a steepening of the yield curve with 10-year rates rising 114 basis points. The 200+ basis point December 31, 2005 scenario assumes a slight steepening of the yield curve with 10-year rates rising 214 basis points. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The above table relies on certain critical assumptions, including depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company’s assets. In addition, if interest rates decline, the Company’s portfolio of mortgage-related assets would have reduced returns if the borrowers pay off their mortgages earlier than anticipated. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

The Company also projects future cash flows from its assets and liabilities over a long-term horizon and then discounts these cash flows using the same assumptions noted above. The aggregation of these discounted cash flows is the Economic Value of Equity (“EVE”). The following table shows how the EVE would change in response to changes in interest rates:

Rate Change	Estimated Change in EVE December 31, 2005
(In millions)
+200 basis point Ramp vs. Stable Rate	$42
+100 basis point Ramp vs. Stable Rate	56
-100 basis point Ramp vs. Stable Rate	(56)
-200 basis point Ramp vs. Stable Rate	(176)

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

The Company projects the impact of this change using the same interest rate ramp up assumptions described earlier and comparing the projected mark-to-market on the investment securities portfolio at December 31, 2005, under the higher rate environments versus a stable rate scenario. The table below shows the impact of a change in interest rates on the TCE ratio:

Rate Change	Estimated Change in TCE ratio December 31, 2005 (In basis points)
+200 basis point Ramp vs. Stable Rate	(40)
+100 basis point Ramp vs. Stable Rate	(19)
-100 basis point Ramp vs. Stable Rate	13
-200 basis point Ramp vs. Stable Rate	19

These results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

To manage foreign exchange risk, the Company funds foreign currency-denominated assets with liability instruments denominated in the same currency. The Company utilizes various foreign exchange contracts if a liability denominated in the same currency is not available or desired, and to minimize the earnings impact of translation gains or losses created by investments in overseas markets. The foreign exchange risk related to the interest rate spread on foreign currency-denominated asset/liability positions is managed as part of the Company’s trading activities. The Company uses forward foreign exchange contracts to protect the value of its net investment in foreign operations. At December 31, 2005, net investments in foreign operations totaled approximately $1,589 million and were spread across 13 foreign currencies.

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

To address this risk, the Company maintains comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment. These controls have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the business environment and markets in which it operates, the nature of its businesses, and considering factors such as competition and regulation. The Company’s internal auditors monitor and test the overall effectiveness of the internal control and financial reporting systems on an ongoing basis.

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

Operational Risk Management

The Company has established operational risk management as an independent risk discipline. The Operational Risk Management (“ORM”) group reports to the Chief Risk Policy Officer. The organizational framework for operational risk is based upon a strong risk culture that incorporates both governance and risk management activities comprising:

•	Board Oversight and Governance—The Company has established a Risk Committee of the Board that approves and oversees the Company’s operational risk management strategy in addition to credit and market risk. The Committee meets regularly to review and approve operational risk management initiatives, discuss key risk issues, and review the effectiveness of the risk management systems.

•	Business Line Accountability—Business managers are responsible for maintaining an effective system of internal controls commensurate with their risk profiles and in accordance with Company policies and procedures.

•	ORM group—The ORM group is responsible for developing risk management policies and tools for assessing, monitoring, and measuring operational risk for the Company. The primary objectives of the ORM group are to promote effective risk management, create incentives for generating continuous improvement in controls, optimize capital, and improve shareholder value.

Key elements of the operational risk management function include systems to measure, monitor, and allocate economic capital to the business units for operational risks.

Global Compliance

The Company’s global compliance function provides leadership, guidance, and oversight to help business units identify applicable laws and regulations and implement effective measures to meet the specific requirements. Compliance attempts to take a proactive approach by anticipating evolving regulatory standards and remaining aware of industry best practices, legislative initiatives, competitive issues, and public expectations and perceptions. The function uses its global reach to disseminate information about compliance-related matters throughout the Company. The Chief Compliance Officer reports to the General Counsel, is a member of all critical Corporate committees, and provides routine updates to the Audit and Examining Committee of the Board.

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

Business Continuity

The Company has prepared for events that could damage the Company’s physical facilities, cause delay or disruptions to operational functions, including telecommunications networks, or impair the Company’s clients, vendors, and counterparties. Key elements of the Company’s business continuity strategies are extensive planning and testing, and diversity of business operations, data centers and telecommunications infrastructure.

The Company has established multiple geographically diverse locations for its funds transfer and broker-dealer services operations, which have redundant full functionality to assure uninterrupted processing. The Company’s mutual fund accounting and custody, securities operations, securities lending, corporate trust, master trust, UIT, stock transfer, and treasury have common functionality in multiple sites designed to facilitate recovery within 24 hours. In addition, the Company has recovery positions outside downtown Manhattan for over 5,000 employees.

The Company has continued to develop geographic diversity outside Manhattan by moving additional personnel to growth centers outside New York City, and by establishing its primary data center in the U.S. mid-South region in late 2005.

The Company replicates 100% of its critical production computer data to its recovery data center, which is at a distance of well over 500 miles from its primary data center.

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

The Company is committed to meeting or exceeding all of the requirements. As a core clearing and settlement organization, the Company believes that it is at the forefront of the industry in improving its business continuity practices. Acceleration of the implementation of this plan resulted in overlap costs of $26 million which will phase out over 2006 and 2007. With the Company’s new primary data center having become operational in late 2005, the Company believes it has met substantially all of the requirements.

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

Although the Company is committed to observing best practices as well as meeting regulatory requirements, geopolitical uncertainties and other external factors will continue to create risk that cannot always be identified and anticipated.

STATISTICAL INFORMATION

Average Balances and Rates on a Tax Equivalent Basis

	2005				2004				2003
(Dollars in millions)	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate
Assets
Interest-Bearing Deposits in Banks (Primarily Foreign)	$8,996	$274		3.04%	$11,675	$305		2.62%	$6,690	$150		2.24%
Federal Funds Sold and Securities Purchased Under Resale Agreements	4,685	142		3.03	6,562	80		1.22	7,326	79		1.07
Margin Loans	6,403	267		4.17	6,342	156		2.46	3,795	86		2.27
Non-Margin Loans Domestic Offices
Consumer	5,648	347		6.15	4,598	233		5.06	4,069	223		5.47
Commercial	17,157	704		4.10	17,255	566		3.28	16,389	632		3.86
Foreign Offices	10,474	454		4.33	9,583	283		2.95	11,370	332		2.93

Non-Margin Loans	33,279	1,505	*	4.52	31,436	1,082	*	3.44	31,828	1,187	*	3.73

Securities
U.S. Government Obligations	273	9		3.43	415	11		2.58	323	11		3.12
U.S. Government Agency Obligations	3,766	153		4.05	3,853	128		3.33	3,516	128		3.66
Obligations of States and Political Subdivisions	215	15		6.95	229	17		7.41	329	23		6.94
Other Securities Domestic Offices	19,066	784		4.11	17,101	593		3.47	14,597	529		3.62
Foreign Offices	1,882	83		4.44	1,354	59		4.36	1,085	42		3.91

Total Other Securities	20,948	867		4.14	18,455	652		3.53	15,682	571		3.64

Trading Securities
Domestic Offices	593	22		3.77	584	16		2.72	587	15		2.55
Foreign Offices	2,956	131		4.45	1,510	36		2.41	4,018	115		2.85

Total Trading Securities	3,549	153		4.34	2,094	52		2.50	4,605	130		2.81

Total Securities	28,751	1,197		4.16	25,046	860		3.43	24,455	863		3.53

Total Interest-Earning Assets	82,114	$3,385		4.12%	81,061	$2,483		3.06%	74,094	$2,365		3.19%

Allowance for Credit Losses	(574)				(623)				(672)
Cash and Due from Banks	3,357				3,151				2,834
Other Assets	16,538				15,751				15,211

Total Assets	$101,435				$99,340				$91,467

Assets Attributable to Foreign Offices **	26.27%				26.47%				29.09%

Tax equivalent adjustments were $29 million in 2005, $30 million in 2004, and $35 million in 2003, and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

*	Includes fees of $69 million in 2005, $95 million in 2004, and $88 million in 2003. Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.
**	Includes Cayman Islands branch office.

Average Balances and Rates on a Tax Equivalent Basis

	2005			2004			2003
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits Domestic Offices
Money Market Rate Accounts	$6,767	$109	1.62%	$6,648	$54	0.81%	$7,381	$60	0.82%
Savings	8,695	103	1.18	9,224	65	0.71	9,014	71	0.78
Certificates of Deposit of $100,000 or More	3,167	108	3.40	3,706	55	1.49	4,179	65	1.56
Other Time Deposits	1,378	35	2.57	955	15	1.57	1,257	20	1.55

Total Domestic Offices	20,007	355	1.77	20,533	189	0.92	21,831	216	0.99

Foreign Offices
Banks in Foreign Countries	6,050	129	2.13	5,705	60	1.05	5,765	56	0.98
Government & Official Institutions	581	14	2.44	419	8	1.84	422	8	1.92
Other Time and Savings	19,930	459	2.30	19,633	291	1.49	17,927	227	1.26

Total Foreign Offices	26,561	602	2.26	25,757	359	1.39	24,114	291	1.21

Total Interest-Bearing Deposits	46,568	957	2.05	46,290	548	1.18	45,945	507	1.10

Federal Funds Purchased and Securities Sold Under Repurchase Agreements	1,284	35	2.73	1,551	15	0.99	1,542	13	0.85
Other Borrowed Funds
Domestic Offices	1,480	55	3.68	2,025	40	1.95	1,580	20	1.27
Foreign Offices	385	3	0.84	650	12	1.88	74	1	0.88

Total Other Borrowed Funds	1,865	58	3.10	2,675	52	1.93	1,654	21	1.26
Payables to Customers and Broker-Dealers	6,014	128	2.12	6,361	57	0.89	3,945	30	0.75
Long-Term Debt	7,312	269	3.68	6,152	136	2.19	6,103	150	2.45

Total Interest-Bearing Liabilities	63,043	1,447	2.29%	63,029	808	1.28%	59,189	721	1.22%

Noninterest-Bearing Deposits (Primarily Domestic)	15,647			14,766			12,670
Other Liabilities	13,272			12,748			11,954
Common Shareholders’ Equity	9,473			8,797			7,654

Total Liabilities and Shareholders’ Equity	$101,435			$99,340			$91,467

Net Interest Earnings and Interest Rate Spread		$1,938	1.83%		$1,675	1.78%		$1,644	1.97%

Net Yield on Interest-Earning Assets			2.36%			2.07%			2.22%

Liabilities Attributable to Foreign Offices	28.06%			28.40%			28.78%

Rate/Volume Analysis on a Tax Equivalent Basis

	2005 vs. 2004			2004 vs. 2003
(In millions)	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
	Average Balance	Average Rate	Total Increase (Decrease)	Average Balance	Average Rate	Total Increase (Decrease)
Interest Income
Interest-Bearing Deposits in Banks	$(76)	$45	$(31)	$127	$28	$155
Federal Funds Sold and Securities Purchased Under Resale Agreements	(28)	90	62	(9)	10	1
Margin Loans	2	109	111	62	8	70
Non-Margin Loans
Domestic Offices
Consumer	58	56	114	27	(17)	10
Commercial	(3)	141	138	33	(99)	(66)
Foreign Offices	28	143	171	(52)	3	(49)

Non-Margin Loans	83	340	423	8	(113)	(105)

Securities
U.S. Government Obligations	(5)	3	(2)	2	(2)	—
U.S. Government Agency Obligations	(3)	28	25	12	(12)	—
Obligations of States and Political Subdivisions	(1)	(1)	(2)	(7)	1	(6)
Other Securities:
Domestic Offices	74	117	191	88	(24)	64
Foreign Offices	23	1	24	11	6	17

Total Other Securities	97	118	215	99	(18)	81

Trading Securities:
Domestic Offices	—	6	6	—	1	1
Foreign Offices	50	45	95	(63)	(16)	(79)

Total Trading Securities	50	51	101	(63)	(15)	(78)

Total Securities	138	199	337	43	(46)	(3)

Total Interest Income	119	783	902	231	(113)	118

Interest Expense
Interest-Bearing Deposits
Domestic Offices:
Money Market Rate Accounts	1	54	55	(5)	(1)	(6)
Savings	(4)	42	38	1	(7)	(6)
Certificate of Deposits of $100,000 or More	(9)	62	53	(7)	(3)	(10)
Other Time Deposits	8	12	20	(5)	—	(5)

Total Domestic Offices	(4)	170	166	(16)	(11)	(27)

Foreign Offices:
Banks in Foreign Countries	4	65	69	—	4	4
Government and Official Institutions	3	3	6	—	—	—
Other Time and Savings	5	163	168	22	42	64

Total Foreign Offices	12	231	243	22	46	68

Total Interest-Bearing Deposits	8	401	409	6	35	41
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(3)	23	20	—	2	2
Other Borrowed Funds
Domestic Offices	(13)	28	15	7	13	20
Foreign Offices	(4)	(5)	(9)	10	1	11

Total Other Borrowed Funds	(17)	23	6	17	14	31

Payables to Customers and Broker-Dealers	(3)	74	71	21	6	27
Long-Term Debt	30	103	133	1	(15)	(14)

Total Interest Expense	15	624	639	45	42	87

Change in Net Interest Income	$104	$159	$263	$186	$(155)	$31

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

Operating Leverage

	2005			2004			% Change Reported	% Change Core
(In millions)	Reported	Adj	Core	Reported	Adj	Core
Noninterest Income	$4,956	$—	$4,956	$4,650	$(70)	$4,580	6.6%	8.2%
Net Interest Income	1,909	—	1,909	1,645	66	1,711	16.0	11.6
Total Revenue	6,865	—	6,865	6,295	(4)	6,291	9.1	9.1
Total Expense	4,483	—	4,483	4,122	(48)	4,074	8.8	10.0

Operating Leverage							0.3%	(0.9)%

	2004			2003			% Change Reported	% Change Core
	Reported	Adj	Core	Reported	Adj	Core
Noninterest Income	$4,650	$(70)	$4,580	$3,996	$—	$3,996	16.4%	14.6%
Net Interest Income	1,645	66	1,711	1,609	—	1,609	2.2	6.3
Total Revenue	6,295	(4)	6,291	5,605	—	5,605	12.3	12.2
Total Expense	4,122	(48)	4,074	3,698	—	3,698	11.5	10.2

Operating Leverage							0.8%	2.0%

UNAUDITED QUARTERLY DATA

(Dollars in millions, except per share amounts)	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
Total Revenue (tax equivalent basis)	$2,237	$2,126	$2,077	$1,917	$1,967	$1,736	$1,765	$1,667
Interest Income	956	870	814	732	782	629	601	441
Interest Expense	464	378	344	277	255	201	180	173

Net Interest Income	492	492	470	455	527	428	421	268

Provision for Credit Losses	10	10	5	(10)	(7)	—	10	12
Noninterest Income	1,274	1,248	1,256	1,178	1,176	1,099	1,156	1,220
Noninterest Expense	1,148	1,135	1,123	1,077	1,097	999	1,012	1,013

Income Before Income Taxes	608	595	598	566	613	528	555	463
Income Taxes	203	206	200	187	262	174	184	99

Net Income	$405	$389	$398	$379	$351	$354	$371	$364

Per Common Share Data:
Basic Earnings	$0.53	$0.51	$0.52	$0.49	$0.45	$0.46	$0.48	$0.47
Diluted Earnings	0.53	0.51	0.52	0.49	0.45	0.46	0.48	0.47
Cash Dividend	0.21	0.21	0.20	0.20	0.20	0.20	0.20	0.19

Stock Price
High	32.96	31.25	29.58	33.31	33.92	30.26	33.01	34.71
Low	28.83	28.69	27.25	28.74	29.65	27.55	28.69	30.58

Ratios:
Return on Average Common Shareholders’ Equity	16.57%	16.15%	17.12%	16.52%	15.34%	15.90%	17.14%	17.17%
Return on Average Assets	1.53	1.53	1.59	1.55	1.40	1.45	1.49	1.47

The Company’s securities that are listed on the New York Stock Exchange® (NYSE) are Common Stock, 5.95% Preferred Trust Securities Series F, and 6.88% Preferred Trust Securities Series E. The NYSE symbol for the Company’s Common Stock is BK. All of the Company’s other securities are not currently listed. The Company had 25,186 common shareholders of record at January 31, 2006.

New York Stock Exchange Annual Certification

Because the Company’s common stock is listed on the NYSE, the Company’s Chief Executive Officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company’s chief executive officer submitted his annual certification to that effect to the NYSE as of May 11, 2005.

The Company has filed with the SEC the certification required to be made by the Company’s Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002, as an exhibit to this Annual Report on Form 10-K for the year ending December 31, 2005.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 10, 2005, 2,400 shares of common stock were issued to a new non-employee director as part of his annual retainer. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company’s repurchases of its common stock made during the fourth quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs
October 1-31	51,407	$31.12	51,407	19,255,175
November 1-30	3,723	31.49	3,723	19,251,452
December 1-31	250,172	32.25	250,172	19,001,280

Total	305,302		305,302

All shares were repurchased through the Company’s 20 million share stock repurchase program, which was announced on July 12, 2005. All the shares repurchased in the fourth quarter were from employee benefit plans.

OTHER 2004 DEVELOPMENTS

(1) In 2004 the Company recorded several gains and charges that in the aggregate reduced reported earnings by 3 cents per share. These items were recorded in the first and fourth quarters of 2004 and are summarized in the table below.

(In millions) Item	Applicable Quarter	Income Statement Caption	Pre-Tax Income	Tax	After-Tax Income
Net Interest Income(a)
SFAS 13 cumulative lease adjustment—(leasing portfolio)	First	Net Interest Income	$(145)	$113	$(32)
lease adjustment—(cross-border rail equipment leases)	Fourth	Net Interest Income	89	(37)	52
lease adjustment—(aircraft leases)	Fourth	Net Interest Income	(10)	4	(6)

Subtotal—Net Interest Income			(66)	80	14
Aircraft leases/other	Fourth	Provision for Credit Losses	7	(3)	4

Subtotal—Net Interest Income After Provision for Credit Losses			(59)	77	18

Noninterest Income(b)
Gain on sale of Wing Hang	First	Other Income	48	(21)	27
Gain on sponsor fund investments	First	Securities Gains	19	(7)	12
Aircraft leases	Fourth	Other Income	3	(1)	2

Subtotal—Noninterest Income			70	(29)	41

Noninterest Expense(c)
Severance tied to relocations	First	Salaries and Employee Benefits	(10)	4	(6)
Lease terminations	First	Net Occupancy	(8)	3	(5)
Charge for the RW Matter	Fourth	Other Expense	(30)	8	(22)

Subtotal—Noninterest Expense			(48)	15	(33)
Federal tax reserve adjustment related to LILO exposure	Fourth	Income Tax	—	(50)	(50)

Total			$(37)	$13	$(24)

(a) An after-tax charge of $32 million resulting from a cumulative adjustment to the leasing portfolio was triggered under Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS 13”) by the combination of a reduction in state and local taxes and a restructuring of the lease portfolio completed in the first quarter. The SFAS 13 adjustment impacts the timing of lease income reported by the Company, and resulted in a reduction in net interest income of $145 million, offset by tax benefits of $113 million.

An after-tax benefit of $52 million resulted from a SFAS 13 cumulative adjustment to the leasing portfolio for customers exercising their early buy-out (“EBO”) options. The Company’s leasing portfolio contains a number of large cross-border leveraged leases where the lessee has an early buy-out option to purchase the leased assets, generally railcars and related assets. Given a confluence of economic factors, the value of the leased equipment currently exceeds the exercise price of the early buy-out option. The Company offered financial incentives to these lessees to accelerate the exercise of their early buy-out options. As a result, several lessees agreed to this proposal, triggering the after-tax $52 million gain. The gain results from the recognition of lease income over a shorter time frame, since the term of the lease has been shortened to the early buy-out date.

Net investment in aircraft leases was impacted by a $6 million after-tax adjustment related to aircraft leased to two airlines. The Company recorded a $7 million reduction in the provision for credit losses which largely reflects release of reserves on the aircraft leases.

(b) A $27 million after-tax gain on the sale of a portion of the Company’s interest in Wing Hang Bank Limited (“Wing Hang”), a Hong Kong based bank, which was recorded in other income, and $19 million ($12 million after-tax) of higher than anticipated securities gains in the first quarter resulting from realized gains on sponsor fund investments in Kinkos, Inc., Bristol West Holdings, Inc., Willis Group Holdings, Ltd., and True Temper Sports, Inc.

The Company also had an after-tax gain of $2 million on the sale of a leased aircraft.

(c) The Company also took several actions associated with its long-term cost reduction initiatives. These actions included an after-tax severance charge of $6 million related to staff reductions tied to job relocations and a $5 million after-tax charge for terminating high cost leases associated with the staff redeployments.

The Company recorded an after-tax expense of $22 million in connection with the anticipated settlement of the RW Professional Leasing Services Corp. matter (“RW Matter”). This expense is only partially tax deductible.

The Company had several appellate conferences with the IRS related to the Company’s cross-border leveraged lease transactions in December of 2004 and January 2005. Based on a revision to the probabilities and costs assigned to litigation and settlement outcomes, the Company recorded a $50 million expense associated with increasing the tax reserve on these transactions.

GLOSSARY

Alternative investments: Usually refers to investments in hedge funds, leveraged loans, subordinated and distressed debt, real estate and foreign currency overlay. Many hedge funds pursue strategies that are uncommon relative to mutual funds. Examples of alternative investment strategies are: long-short equity, event driven, statistical arbitrage, fixed income arbitrage, convertible arbitrage, short bias, global macro, and equity market neutral.

Assets Under Custody: The financial institution has legal responsibility for the customer’s assets. This includes management, administration and safekeeping.

Assets Under Management: Usually refers to the market value of assets an investment company manages on behalf of investors. The Company includes in its assets under management funds managed by its foreign exchange overlay business and short term investment funds managed as part of its securities lending business.

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

Foreign exchange overlay: The Company’s specialist currency management group, BNY Overlay Associates, provides foreign exchange risk management solutions and alternative investment products. The currency programs can be structured as independent investment vehicles or as value-enhancing overlays on another asset class. The Company provides complete management service, from initial consultation to strategy execution and electronic reporting.

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

Invoiced services are services provided by global payment services that are paid for by fees or by leaving a compensating balance.

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

Operating leverage is measured by comparing the rate of increase in revenue to the rate of increase in expenses.

Operational risk: The risk of loss resulting from inadequate or failed processes or systems, human factors, or external events.

Securities lending short-term investment fund: For some of its securities lending clients, the Company invests the cash collateral received in the customer’s securities lending transactions in a short-term highly liquid commingled investment fund. The fund is rated AAA by Standard & Poor’s and started operation in 2003.

SFAS: Statement of Financial Accounting Standard.

Sub-custodian: A local provider (e.g., a bank) contracted by the Company to provide specific custodial related services in a selected country or geographic area. Services generally include holding foreign securities in safekeeping, facilitating settlements and reporting holdings to the custodian.

Tangible common equity (“TCE”) ratio: The percentage computed by dividing common shareholders’ equity less intangibles and goodwill by period end assets less intangibles and goodwill.

Unit investment trust (“UIT”): A sponsor-created portfolio of securities. Like mutual funds, these securities portfolios are designed to meet specific investment objectives. However, unlike a mutual fund, a UIT is an unmanaged portfolio consisting of securities that are fixed at the UIT’s initiation and generally remain unchanged over the security’s life.

Value at risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment.

T HE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share amounts)	2005	2004
Assets
Cash and Due from Banks	$3,515	$3,886
Interest-Bearing Deposits in Banks	8,644	8,192
Securities
Held-to-Maturity (fair value of $1,951 in 2005 and $1,873 in 2004)	1,977	1,886
Available-for-Sale	25,349	21,916

Total Securities	27,326	23,802
Trading Assets	5,930	4,627
Federal Funds Sold and Securities Purchased Under Resale Agreements	2,425	5,708
Loans (less allowance for loan losses of $411 in 2005 and $591 in 2004)	40,315	35,190
Premises and Equipment	1,060	1,097
Due from Customers on Acceptances	233	137
Accrued Interest Receivable	391	285
Goodwill	3,619	3,477
Intangible Assets	811	793
Other Assets	7,805	7,335

Total Assets	$102,074	$94,529

Liabilities and Shareholders’ Equity
Deposits
Noninterest-Bearing (principally domestic offices)	$18,236	$17,442
Interest-Bearing
Domestic Offices	19,522	18,692
Foreign Offices	26,666	22,587

Total Deposits	64,424	58,721
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	834	1,205
Trading Liabilities	2,401	2,873
Payables to Customers and Broker-Dealers	8,623	8,664
Other Borrowed Funds	860	533
Acceptances Outstanding	235	139
Accrued Taxes and Other Expenses	4,124	4,452
Accrued Interest Payable	172	113
Other Liabilities (including allowance for lending-related commitments of $154 in 2005 and $145 in 2004)	2,708	2,418
Long-Term Debt	7,817	6,121

Total Liabilities	92,198	85,239

Shareholders’ Equity
Common Stock-par value $7.50 per share, authorized 2,400,000,000 shares, issued 1,044,994,517 shares in 2005 and 1,041,495,972 shares in 2004	7,838	7,811
Additional Capital	1,826	1,734
Retained Earnings	7,089	6,162
Accumulated Other Comprehensive Income	(134)	(6)

	16,619	15,701

Less: Treasury Stock (273,662,218 shares in 2005 and 263,374,998 shares in 2004), at cost	6,736	6,411
Loan to ESOP (203,507 shares in 2005), at cost	7	—

Total Shareholders’ Equity	9,876	9,290

Total Liabilities and Shareholders’ Equity	$102,074	$94,529

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,			Percent Inc/(Dec)
(In millions, except per share amounts)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Interest Income
Loans	$1,505	$1,080	$1,187	39%	(9)%
Margin Loans	267	156	86	71	81
Securities
Taxable	976	741	651	32	14
Exempt from Federal Income Taxes	40	40	48	—	(17)

	1,016	781	699	30	12
Deposits in Banks	274	305	150	(10)	103
Federal Funds Sold and Securities
Purchased Under Resale Agreements	142	80	79	78	1
Trading Assets	152	51	129	198	(60)

Total Interest Income	3,356	2,453	2,330	37	5

Interest Expense
Deposits	957	548	507	75	8
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	35	15	13	133	15
Other Borrowed Funds	58	52	21	12	148
Customer Payables	128	57	30	125	90
Long-Term Debt	269	136	150	98	(9)

Total Interest Expense	1,447	808	721	79	12

Net Interest Income	1,909	1,645	1,609	16	2
Provision for Credit Losses	15	15	155	—	(90)

Net Interest Income After Provision for Credit Losses	1,894	1,630	1,454	16	12

Noninterest Income
Servicing Fees
Securities	3,148	2,857	2,412	10	18
Global Payment Services	294	319	314	(8)	2

	3,442	3,176	2,726	8	17
Private Client Services and Asset Management Fees	490	448	384	9	17
Service Charges and Fees	382	384	375	(1)	2
Foreign Exchange and Other Trading Activities	391	364	327	7	11
Securities Gains	68	78	35	(13)	123
Other	183	200	149	(9)	34

Total Noninterest Income	4,956	4,650	3,996	7	16

Noninterest Expense
Salaries and Employee Benefits	2,549	2,324	2,002	10	16
Net Occupancy	323	305	261	6	17
Furniture and Equipment	208	204	185	2	10
Clearing	187	176	154	6	14
Sub-custodian Expenses	96	87	74	10	18
Software	215	193	170	11	14
Communications	95	93	92	2	1
Amortization of Intangibles	40	34	25	18	36
Merger and Integration Costs	—	—	96	—	—
Other	770	706	639	9	10

Total Noninterest Expense	4,483	4,122	3,698	9	11

Income Before Income Taxes	2,367	2,158	1,752	10	23
Income Taxes	796	718	595	11	21

Net Income	$1,571	$1,440	$1,157	9	24

Per Common Share:
Basic Earnings	$2.05	$1.87	$1.54	10	21
Diluted Earnings	2.03	1.85	1.52	10	22
Cash Dividends Paid	0.82	0.79	0.76	4	4
Diluted Shares	773	778	759	(1)	3

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,
		2005		2004		2003
(In millions)
Common Stock
Balance, January 1		$7,811		$7,794		$7,453
Common Stock Issued in Connection with Pershing Acquisition (Shares: 40,000,000 in 2003)		—		—		300
Common Stock Issued in Connection with Employee Benefit Plans (shares: 3,498,545 in 2005 2,273,840 in 2004, and 5,524,835 in 2003)		27		17		41

Balance, December 31		7,838		7,811		7,794

Additional Capital
Balance, January 1		1,734		1,635		847
Common Stock Issued in Connection with Pershing Acquisition		—		—		696
Common Stock Issued in Connection with Employee Benefit Plans		131		99		92
Stock Rights Redemption		(39)		—		—

Balance, December 31		1,826		1,734		1,635

Retained Earnings Balance, January 1		6,162		5,330		4,736
Net Income	$1,571	1,571	$1,440	1,440	$1,157	1,157
Cash Dividends on Common Stock		(644)		(608)		(563)

Balance, December 31		7,089		6,162		5,330

Accumulated Other Comprehensive Income Balance, January 1		(6)		72		134
Change in Fair Value of Securities Available-for-Sale, Net of Taxes of ($74) in 2005, ($49) in 2004, and ($68) in 2003	(114)	(114)	(79)	(79)	(90)	(90)
Reclassification Adjustment, Net of Taxes of $7 in 2005, $1 in 2004, and $23 in 2003	10	10	2	2	31	31
Foreign Currency Translation Adjustment, Net of Taxes of ($4) in 2005, $4 in 2004, and ($13) in 2003	(16)	(16)	5	5	(1)	(1)
Net Unrealized Derivative Loss on Cash Flow Hedges, Net of Taxes ($5) in 2005, $1 in 2004, and ($3) in 2003	(5)	(5)	3	3	(2)	(2)
Minimum Pension Liability Adjustment, Net of Taxes of ($2) in 2005 and ($6) in 2004	(3)	(3)	(9)	(9)	—	—

Balance, December 31		(134)		(6)		72

Total Comprehensive Income	$1,443		$1,362		$1,095

Less Treasury Stock Balance, January 1		6,411		6,402		6,483
Issued (shares: 3,341,804 in 2005, 4,529,465 in 2004, and 4,068,345 in 2003)		(82)		(110)		(99)
Acquired (shares: 13,629,024 in 2005, 4,000,986 in 2004, and 730,968 in 2003)		407		119		18

Balance, December 31		6,736		6,411		6,402

Less Loan to ESOP Balance, January 1		—		1		3
Issued (shares: 305,261 in 2005)		10
Released (shares: 101,754 in 2005, 126,960 in 2004, and 358,573 in 2003)		(3)		(1)		(2)

Balance, December 31		7		—		1

Total Shareholders’ Equity, December 31		$9,876		$9,290		$8,428

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
(In millions)
Operating Activities
Net Income	$1,571	$1,440	$1,157
Adjustments to Determine Net Cash Attributable to Operating Activities:
Provision for Credit Losses and Losses on Other Real Estate	15	15	155
Depreciation and Amortization	526	480	430
Deferred Income Taxes	(55)	383	488
Securities (Gains) Losses	(68)	(78)	(35)
Change in Trading Activities	(2,216)	1,288	1,961
Change in Accruals and Other, Net	(885)	(170)	(341)

Net Cash Provided (Used) by Operating Activities	(1,112)	3,358	3,815

Investing Activities
Change in Interest-Bearing Deposits in Banks	(946)	(172)	(2,689)
Change in Margin Loans	(30)	(347)	(973)
Purchases of Securities Held-to-Maturity	(544)	(1,494)	(27)
Paydowns of Securities Held-to-Maturity	373	217	706
Maturities of Securities Held-to-Maturity	70	19	10
Purchases of Securities Available-for-Sale	(17,969)	(14,344)	(28,034)
Sales of Securities Available-for-Sale	4,941	4,257	7,397
Paydowns of Securities Available-for-Sale	6,759	7,791	9,375
Maturities of Securities Available-for-Sale	2,437	2,448	5,812
Net Principal Received (Disbursed) on Loans to Customers	(5,819)	514	1,367
Sales of Loans and Other Real Estate	263	21	953
Change in Federal Funds Sold and Securities Purchased Under Resale Agreements	3,283	(879)	754
Purchases of Premises and Equipment	(131)	(262)	(129)
Acquisitions, Net of Cash Acquired	(265)	(137)	(1,844)
Proceeds from the Sale of Premises and Equipment	—	11	11
Other, Net	(44)	112	805

Net Cash Provided (Used) by Investing Activities	(7,622)	(2,245)	(6,506)

Financing Activities
Change in Deposits	7,139	1,562	(201)
Change in Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(371)	166	(229)
Change in Payables to Customers and Broker-Dealers	(41)	(1,528)	1,702
Change in Other Borrowed Funds	366	(238)	(814)
Proceeds from the Issuance of Long-Term Debt	2,033	209	2,276
Repayments of Long-Term Debt	(215)	(476)	(1,534)
Issuance of Common Stock	243	227	1,230
Stock Rights Redemption	(39)	—	—
Treasury Stock Acquired	(417)	(119)	(18)
Cash Dividends Paid	(644)	(608)	(563)

Net Cash Provided (Used) by Financing Activities	8,054	(805)	1,849

Effect of Exchange Rate Changes on Cash	309	(265)	(63)

Change in Cash and Due From Banks	(371)	43	(905)
Cash and Due from Banks at Beginning of Year	3,886	3,843	4,748

Cash and Due from Banks at End of Year	$3,515	$3,886	$3,843

Supplemental Disclosure of Cash Flow Information Cash Paid During the Year for:
Interest	$1,389	$777	$739
Income Taxes	876	384	449
Noncash Investing Activity (Primarily Foreclosure of Real Estate)	—	1	—

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

The Bank of New York Company, Inc. (the “Company”) provides a complete range of banking and other financial services to corporations and individuals worldwide through its business segments: Institutional Services, Private Bank and BNY Asset Management, Retail and Middle Market, and Corporate and Other. Segment Data and Foreign Operations are incorporated from the Business Segment Review section of Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations. There were no major customers from whom revenues were individually material to the Company’s performance.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending-related commitments, goodwill and intangibles, pension and post-retirement obligations, and the fair value of financial instruments. Actual results could differ from these estimates.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Qualified special-purpose entities (QSPEs) are not consolidated. Revenue is recognized when earned based on contractual terms, or as transactions or services are provided. Revenue on interest-earning assets is recognized based on the effective yield of the financial instrument. All intercompany balances and transactions have been eliminated upon consolidation. The results of operations of businesses purchased are included from the date of acquisition. Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as other assets. The Company’s most significant equity method investment is a 20.2% share in Wing Hang, with a carrying value of $215 million.

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

The Company conducts quarterly reviews to identify and evaluate investments that have indications of possible impairment. An investment in a debt or equity security is impaired if its fair value falls below its cost and the decline is considered other-than-temporary. The Company examines various factors when determining whether an impairment is other-than-temporary. Examples of factors that may indicate that an other-than-temporary impairment has occurred include:

•	Fair value is below cost;

•	The decline in fair value has existed for an extended period of time;

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Management does not possess both the intent and the ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value;

•	The decline in fair value is attributable to specific adverse conditions affecting a particular investment;

•	The decline in fair value is attributable to specific conditions, such as conditions in an industry or in a geographic area; and

•	A debt security has been downgraded by a rating agency.

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

The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is determined by one of the following: present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral. See “Asset Quality and Allowance for Credit Losses” and “Critical Accounting Policies” in MD&A for additional information.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Derivative contracts, such as futures contracts, forwards, interest rate swaps, foreign currency swaps and options and similar products used in trading activities, are recorded at fair value. The Company does not recognize gains or losses at the inception of derivative transactions if the fair value is not determined based upon observable market transactions and market data. Gains and losses are included in foreign exchange and other trading activities in non-interest income. Unrealized gains and losses are reported on a gross basis in trading account assets and trading liabilities, after taking into consideration master netting agreements.

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

For the years ended December 31, 2005, 2004, and 2003, the Company recorded ineffectiveness of $1.1 million, zero and $(0.4) million related to fair value and cash flow hedges. Ineffectiveness is generally recorded in interest income or interest expense related to the hedged item. The Company recorded a debit of $5 million in 2005, a credit of $3 million in 2004, and a debit of $1 million in 2003 to other comprehensive income arising from the change in value of cash flow hedges.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment. All other intangible assets which have finite useful lives are amortized over those periods, which range from 3 to 18 years.

Stock Options

On January 1, 2003, the Company adopted the fair value method of accounting for its options under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.” SFAS 148 permits three different methods of adopting fair value: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after January 1, 2003 are expensed while all options granted prior to January 1, 2003 are accounted for under APB 25 using the intrinsic value method. Consistent with industry practice, the Company elected the prospective method of adopting fair value accounting. See footnote “Stock Option Plans” for more information regarding stock options.

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

(Dollars in millions, except per share amounts)	2005	2004	2003
Reported net income	$1,571	$1,440	$1,157
Stock based employee compensation costs, using prospective method, net of tax	29	23	16
Stock based employee compensation costs, using retroactive restatement method, net of tax	(37)	(57)	(81)

Pro forma net income	$1,563	$1,406	$1,092

Reported diluted earnings per share	$2.03	$1.85	$1.52
Impact on diluted earnings per share	(0.01)	(0.04)	(0.07)

Pro forma diluted earnings per share	$2.02	$1.81	$1.45

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

As of December 31, 2005, the Company had variable interests in 6 securitization trusts. These trusts are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. See “Securitizations” note.

The most significant impact of FIN 46 and FIN 46(R) was to require that the trusts used to issue trust preferred securities be deconsolidated. As a result, the trust preferred securities no longer represent a minority interest. Under regulatory capital rules, minority interests count as Tier 1 Capital. The Company has $1,150 million of trust preferred securities outstanding. On March 1, 2005, the Board of Governors of the Federal Reserve System (the “FRB”) adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, the Company will be subject to a 15 percent limit in the amount of trust preferred securities that can be included in Tier 1 capital, net of goodwill, less any deferred tax liability. Amounts in excess of these limits will continue to be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the transition rules, the Company expects all its trust preferred securities to continue to qualify as Tier 1 capital. Both the Company and the Bank are expected to remain “well capitalized” under the final rule. At the end of the transition period, the Company expects all its current trust preferred securities will continue to qualify as Tier 1 capital.

In May 2004, FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company believes that its plans are eligible for the subsidy provided by the Act and adopted FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The adoption of FSP FAS 106-2 did not have a significant impact on the Company’s results of operations or financial position.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Company adopted the FSP on January 1, 2006. The Company does not expect the adoption of the standard will have a significant impact on its financial condition or results of operations.

In July 2005, the FASB issued an exposure draft, FSP FAS 13-a, revising the accounting guidance under SFAS 13 for leveraged leases. The exposure draft modifies existing interpretations of SFAS 13 and associated industry practice. As a result, if the revised FSP becomes effective by year-end 2006 the Company expects to recognize a material one-time after-tax charge to earnings or capital of $340 - $385 million related to a change in the timing of its lease cash flows. However, an amount approximating this one-time charge would be taken into income over the remaining term of the affected leases.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FASB 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS 123(R) on January 1, 2006 using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

The Company adopted the fair value method of accounting for stock-based compensation prospectively as of January 1, 2003. As of January 1, 2006, the Company was amortizing all of its unvested stock option grants.

Certain of the Company’s stock compensation grants vest when the employee retires. SFAS 123(R) will require the completion of expensing of new grants with this feature by the first date the employee is eligible to retire. For grants prior to January 1, 2006, the Company will continue to expense them over their stated vesting period. The Company expects the adoption of FAS 123(R) to increase pre-tax expense in 2006 by $3 million due to the vesting on retirement feature.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. The adoption of EITF 04-5 did not have a significant impact on the Company’s financial condition or results of operation.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. A final standard is expected to be issued in 2006. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on the Company’s consolidated financial statements.

The Company participates in unconsolidated investments that own real estate qualifying for low income housing tax credits based on Section 42 of the Internal Revenue Code. The Company’s share of operating losses generated by these investments is recorded as other income. The Company has historically netted the tax credits generated by these investments against the related operating losses. In the first quarter of 2005, the Company reviewed this accounting method and determined it was more appropriate to record these tax credits as a reduction of income tax expense. Prior period results for other income and income tax expense have been reclassified and did not have an impact on net income.

Certain other prior year information has been reclassified to conform its presentation to the 2005 financial statements.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2005, the Company was liable for potential contingent payments related to acquisitions in the amount of $195 million. During 2005, the Company paid or accrued $44 million for contingent payments related to acquisitions made in prior years, and $240 million of potential contingent payments lapsed.

2006

In January 2006, the Company acquired Alcentra Group Limited, an international asset management group focused on managing funds that invest in non-investment grade debt. Alcentra’s management team will retain a 20 percent interest. Alcentra has operations in London and Los Angeles and currently manages 15 different investment funds with over $6.2 billion of assets.

In January 2006, the Company announced a definitive agreement to acquire Urdang Capital Management, Inc., a real estate investment management firm that manages approximately $3.0 billion in direct investments and portfolios of REIT securities. The transaction is expected to close by the end of the first quarter, pending regulatory approval and other customary conditions of closing.

2005

During 2005, four businesses were acquired for a total cost of $188 million. Potential contingent payments related to 2005 acquisitions are $8 million. Goodwill and the tax-deductible portion of goodwill related to 2005 acquisitions transactions was $124 million. All of the goodwill was assigned to the Company’s Institutional Services segment. The pro forma effect of the 2005 acquisitions is not material to the 2005 results. The revenue impact is included in the “Business Segment Review”.

In January 2005, the Company acquired certain of the assets and liabilities of Standard & Poor’s Securities, Inc. (“SPSI”), the institutional brokerage subsidiary of Standard & Poor’s. The Company will assume SPSI’s client relationships and Standard & Poor’s research clients will have access to BNY Securities Group’s diverse set of execution management platforms and commission management services. The acquisition demonstrates the Company’s strategy to work with leading independent providers of research and other financial services.

In March 2005, the Company acquired the execution and commission management services of Boston Institutional Services (“BIS”). Under the terms of the agreement, the Company will assume BIS’s client relationships for its execution and commission management business.

In July 2005, the Company acquired Lynch, Jones & Ryan, Inc. (“LJR”), a subsidiary of Instinet Group. LJR is the pioneer and premier provider of commission recapture programs, with over 30 years experience in providing value-added trading services to institutional investors who comprise 1,400 plan sponsor funds, with more than $2.2 trillion in assets. The Company’s headquarters are in New York, with regional offices in Chicago, Dallas, and San Francisco and a presence in London, Tokyo and Sydney. The acquisition of LJR bolsters the Company’s position as a leading provider of agency brokerage and commission management services, and reinforces its long-standing commitment to the plan sponsor and institutional fund community around the world.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2005, the Company and Trust Company of Australia Ltd. (“Trust”) formed a joint venture that will provide securitization trustee and other agency-related services to Australian-based issuers of debt. The new company will combine Trust’s strong local infrastructure and market presence with the Company’s global experience and expertise to provide a wide range of trustee and agency services. The joint venture, based in Sydney, began operating in early June 2005. The joint venture presents the Company with a significant opportunity to expand its footprint in Australia and to capitalize on the sizeable growth potential in the securitization market across a variety of asset classes.

In July 2005, the Bank of New York and BHF-BANK established BHF BNY Securities Services GmbH as a jointly held subsidiary. Based in Frankfurt am Main, the new company will market Global Custody (Depotbank) services for German investment companies, and securities custody and settlement services for the national and international direct investments of institutional investors.

In July 2005, the Company acquired the bond administration business of Marshall & Ilsley Trust Company N.A., and M&I Marshall & Ilsley Bank, where they act as bond trustee, paying/fiscal agent, master trustee, transfer agent and/or registrar. The transaction involves the acquisition of approximately 560 bond trusteeships and agency appointments, representing $4.8 billion of principal debt outstanding for an estimated 225 clients.

In August 2005, the Company and Nordea, the leading financial services provider in the Nordic region, have entered into a strategic agreement to provide global custody and selected related services to Nordea’s institutional clients in the Nordic and Baltic Sea regions. The scope of the agreement involves approximately €240 billion of assets which represent about half of Nordea’s €500 billion assets under custody.

In August 2005, the Company announced a strategic arrangement with IL&FS Trust Company Limited (“ITCL”), a leading provider of trust and fiduciary services in India. The arrangement between the two organizations will provide Indian issuers with access to the Company’s global network, a comprehensive array of services to the international capital markets, and leading-edge technology capabilities. Under the arrangement, ITCL will perform corporate trust services in India, and the Company will provide offshore services.

In October 2005, the Company announced a marketing alliance with National Australia Bank (“National”). The arrangement will enable the Company to offer commission recapture services to National’s custody clients in Australia and New Zealand. The alliance continues the strategic international build-out of the Company’s transition management and commission recapture capabilities, which has included the opening of its Sydney, Australia office and acquisition of LJR.

2004

During 2004, nine businesses were acquired for a total cost of approximately $68 million, primarily paid in cash. Potential contingent payments related to 2004 acquisitions were $66 million. Goodwill related to 2004 acquisition transactions was $46 million. The tax-deductible portion of goodwill was $46 million. All of the goodwill was assigned to the Company’s Institutional Services segment.

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

2003

During 2003, six businesses were acquired for a total cost of $2,126 million, primarily paid in cash. Potential contingent payments related to 2003 acquisitions were $56 million. Goodwill related to 2003 acquisition transactions was $716 million. The tax-deductible portion of goodwill was $709 million. The goodwill was primarily assigned to the Company’s Institutional Services segment.

The principal acquisition in 2003 was Credit Suisse First Boston’s Pershing unit, headquartered in Jersey City, New Jersey. Pershing is a leading global provider of correspondent clearing services and outsourcing solutions for broker-dealers, asset managers and other financial intermediaries. At acquisition, Pershing had approximately 3,700 employees worldwide at 13 locations in the U.S., Europe, and Asia.

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

The details of the other 2003 acquisitions are as follows:

•	The back-office clearance and settlement capabilities of England-based Tilney Investment Management.

•	International Fund Administration Ltd. (IFA), a Bermuda-based, alternative investment fund administrator.

•	Capital Resource Financial Services, LLC (CRFS), a Chicago-based provider of commission recapture, transition management and third-party services to plan sponsors and investment managers.

•	The corporate trust business of INTRUST Bank, N.A., headquartered in Wichita, Kansas.

•	Fifth Third Bank’s corporate trust business located in Cincinnati, Ohio.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Goodwill and Intangibles

Goodwill by reporting unit for the year ended December 31, 2005 and 2004 is as follows:

(In millions)	December 31, 2005	December 31, 2004
Institutional Services	$3,121	$2,998
Private Bank & BNY Asset Management	389	370
Retail & Middle Market Banking	109	109
Corporate and Other	—	—

Consolidated Total	$3,619	$3,477

The Company’s business segments are tested annually for goodwill impairment. No impairment loss was recorded in 2005 or 2004.

Intangible Assets

	December 31, 2005				December 31, 2004
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Names	$370	$—	$370	Indefinite Life	$370	$—	$370
Customer Relationships	531	(99)	432	16	474	(65)	409
Other Intangible Assets	28	(19)	9	6	41	(27)	14

The aggregate amortization expense of intangibles was $40 million, $34 million and $25 million for 2005, 2004, and 2003. Estimated amortization expense for the next five years is as follows:

For the year ended December 31,	Amortization Expense
(In millions)
2006	$46
2007	42
2008	41
2009	39
2010	37

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Securities

The following table sets forth the amortized cost and the fair values of securities at the end of the last two years:

	2005				2004
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Securities Held-to-Maturity:
US Government Obligations	$48	$1	$—	$49	$48	$1	$—	$49
US Government Agency Obligations	245	—	6	239	245	—	2	243
Obligations of States & Political Subdivisions	105	—	1	104	30	—	—	30
Mortgage-Backed Securities	1,451	3	24	1,430	1,432	5	7	1,430
Emerging Markets	117	1	—	118	117	—	10	107
Other Debt Securities	11	—	—	11	14	—	—	14

Total Securities Held-to-Maturity	1,977	5	31	1,951	1,886	6	19	1,873

Securities Available-for-Sale:
US Government Obligations	178	—	1	177	354	—	—	354
US Government Agency Obligations	384	—	3	381	263	—	1	262
Obligations of States & Political Subdivisions	115	5	—	120	157	9	—	166
Mortgage-Backed Securities	21,162	50	159	21,053	17,915	109	61	17,963
Asset-Backed Securities	307	—	2	305	—	—	—	—
Equity Securities	957	—	4	953	398	—	—	398
Other Debt Securities	2,354	6	—	2,360	2,754	19	—	2,773

Total Securities Available-for-Sale	25,457	61	169	25,349	21,841	137	62	21,916

Total Securities	$27,434	$66	$200	$27,300	$23,727	$143	$81	$23,789

At December 31, 2005, almost all of the unrealized losses are attributable to changes in interest rates on investment grade securities. The Company has the ability and intent to hold these securities until their value recovers. The Company believes that all of its unrealized losses are temporary in nature.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than twelve months.

December 31, 2005

	Less than 1 Year		1 Year or More		Total
(In millions)	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
Securities Held-to-Maturity
U.S. Government Obligations	$—	$—	$—	$—	$—	$—
U.S. Government Agency Obligations	98	2	141	4	239	6
Obligations of States & Political Subdivisions	104	1	—	—	104	1
Mortgage-Backed Securities	646	9	591	15	1,237	24
Emerging Market	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—
Other Debt Securities	—	—	—	—	—	—

Total Securities Held-to-Maturity	848	12	732	19	1,580	31

Securities Available-for-Sale
U.S. Government Obligations	—	—	74	1	74	1
U.S. Government Agency Obligations	254	1	120	2	374	3
Obligations of States & Political Subdivisions	—	—	—	—	—	—
Mortgage-Backed Securities	8,916	74	5,431	85	14,347	159
Asset Backed Securities	200	2	—	—	200	2
Emerging Markets	—	—	—	—	—	—
Equity Securities	8	4	—	—	8	4
Other Debt Securities	—	—	—	—	—	—

Total Securities Available-for-Sale	9,378	81	5,625	88	15,003	169

Total	$10,226	$93	$6,357	$107	$16,583	$200

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

	Less than 1 Year		1 Year or More		Total
(In millions)	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
Securities Held-to-Maturity
U.S. Government Obligations	$—	$—	$—	$—	$—	$—
U.S. Government Agency Obligations	118	2	—	—	118	2
Obligations of States & Political Subdivisions	—	—	—	—	—	—
Mortgage-Backed Securities	1,046	7	—	—	1,046	7
Emerging Markets	—	—	107	10	107	10
Equity Securities	—	—	—	—	—	—
Other Debt Securities	—	—	—	—	—	—

Total Securities Held-to-Maturity	1,164	9	107	10	1,271	19

Securities Available-for-Sale
U.S. Government Obligations	—	—	—	—	—	—
U.S. Government Agency Obligations	230	1	—	—	230	1
Obligations of States & Political Subdivisions	—	—	—	—	—	—
Mortgage-Backed Securities	9,869	52	585	9	10,454	61
Asset-Backed Securities	—	—	—	—	—	—
Emerging Markets	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—
Other Debt Securities	—	—	—	—	—	—

Total Securities Available-for-Sale	10,099	53	585	9	10,684	62

Total	$11,263	$62	$692	$19	$11,955	$81

The amortized cost and fair values of securities at December 31, 2005, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$112	$111	$2,206	$2,204
Due After One Year Through Five Years	260	254	203	203
Due After Five Years Through Ten Years	33	34	47	50
Due After Ten Years	121	122	575	581
Mortgage-Backed Securities	1,451	1,430	21,162	21,053
Asset-Backed Securities	—	—	307	305
Equity Securities	—	—	957	953

Total	$1,977	$1,951	$25,457	$25,349

Realized gross gains on the sale of securities available-for-sale were $26 million in each of 2005 and 2004. There were $5 million of realized gross losses in 2005 and $21 million of realized gross losses in 2004.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, assets amounting to $24.0 billion were pledged primarily for potential borrowing at the Federal Reserve Discount Window. The significant components of pledged assets were as follows: $20.2 billion were securities and $3.8 billion were loans. Included in these pledged assets was securities available-for-sale of $893 million which were pledged as collateral for actual borrowings. The lenders in these borrowings have the right to repledge or sell these securities. The Company obtains securities under resale, securities borrowed and custody agreements on terms which permit it to repledge or resell the securities to others. As of December 31, 2005, the market value of the securities received that can be sold or repledged was $20.2 billion. The Company routinely repledges or lends these securities to third parties. As of December 31, 2005, the market value of collateral repledged and sold was $295 million.

6. Loans

The Company’s loan distribution and industry concentrations of credit risk at December 31, 2005 and 2004 are incorporated by reference from “Loans” in the Management’s Discussion and Analysis Section of this report. The Company’s retail, community, and regional commercial banking operations in the New York metropolitan area create a significant geographic concentration.

In the ordinary course of business, the Company and its banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Company and to certain entities which these individuals are affiliated. The aggregate dollar amount of these loans was $244 million, $229 million, and $475 million at December 31, 2005, 2004, and 2003. These loans are primarily extensions of credit under revolving lines of credit established for the affiliated entities. During 2005, these loans averaged $260 million, and ranged from $222 million to $328 million. A total of $0.4 million of these loans was classified by the Company as nonperforming at year-end 2005.

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

(In millions)	2005	2004
Commercial	$7,727	$6,961
Real Estate	7,908	6,917
Consumer Loans	1,372	1,293
Lease Financings	5,525	5,663
Banks and Other Financial Institutions	6,080	5,262
Loans for Purchasing or Carrying Securities	4,935	3,028
Margin Loans	6,089	6,059
Government and Official Institutions	101	42
Other	989	556
Less: Allowance for Loan Losses	(411)	(591)

Total	$40,315	$35,190

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions in the allowance for credit losses, which represents the allowance for loan losses plus the allowance for lending-related commitments are summarized as follows:

	2005
(In millions)	Allowance for Loan Losses	Allowance for Lending-Related Commitments	Allowance for Credit Losses
Balance, Beginning of Period	$591	$145	$736
Charge-Offs	(195)	—	(195)
Recoveries	9	—	9

Net Charge-Offs	(186)	—	(186)
Provision	6	9	15

Balance, End of Period	$411	$154	$565

	2004			2003
(In millions)	Allowance for Loan Losses	Allowance for Lending-Related Commitments	Allowance for Credit Losses	Allowance for Credit Losses
Balance, Beginning of Period	$668	$136	$804	$831
Charge-Offs	(93)	—	(93)	(198)
Recoveries	10	—	10	16

Net Charge-Offs	(83)	—	(83)	(182)
Provision	6	9	15	155

Balance, End of Period	$591	$145	$736	$804

The table below sets forth information about the Company’s nonperforming assets and impaired loans at December 31:

(In millions)	2005	2004	2003
Domestic Nonperforming Loans	$52	$185	$270
Foreign Nonperforming Loans	14	28	79

Total Nonperforming Loans	66	213	349
Other Assets Owned	13	1	—

Total Nonperforming Assets	$79	$214	$349

Impaired Loans with an Allowance	$42	$128	$287
Impaired Loans without an Allowance(1)	—	65	41

Total Impaired Loans	$42	$193	$328

Allowance for Impaired Loans(2)	$16	$52	$106
Average Balance of Impaired Loans during the Year	137	297	394
Interest Income Recognized on Impaired Loans during the Year	5	6	2

(1)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2)	The allowance for impaired loans is included in the Company’s allowance for loan losses.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lost Interest

(In millions)	2005	2004	2003
Amount by which interest income recognized on nonperforming loans exceeded reversals:
Total	$1	$4	$1
Foreign	—	—	—

Amount by which interest income would have increased if nonperforming loans at year-end had been performing for the entire year:
Total	3	5	12
Foreign	—	1	1

At December 31, 2005, commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans.

7. Long-Term Debt

The following is a summary of the contractual maturity of long-term debt at December 31, 2005 and totals for 2004:

	2005				2004
(In millions)	Under 5 Years	After 5 Years Through 10 Years	After 10 Years	Total	Total
Senior Debt
Fixed Rate	$1,665	$412	$—	$2,077	$1,436
Floating Rate	1,049	600	31	1,680	1,190
Subordinated Debt(1)	273	1,516	1,087	2,876	2,309
Junior Subordinated Debt(1)	—	—	1,184	1,184	1,186

Total	$2,987	$2,528	$2,302	$7,817	$6,121

(1)	Fixed rate

The Company has $493 million of debt maturing in 2006. At December 31, 2005, subordinated debt aggregating $838 million is redeemable at the option of the Company as follows: $229 million in 2006; $119 million in 2007; $490 million after 2007. The Company has $250 million of subordinated debt that is fixed at 4.25% until 2007 when it becomes variable. The Company has the option to call this debt at that time. The Company has $400 million of subordinated debt that is fixed at 3.40% until 2008 when it becomes variable. The Company has the option to call this debt at that time.

Weighted Average Interest Rates	2005	2004
Fixed Rate Senior Debt	4.12%	3.88%
Floating Rate Senior Debt	4.37	2.37
Fixed Rate Subordinated Debt	5.44	5.31
Preferred Trust Securities	7.12	7.12

Range of Fixed Interest Rates at December 31, 2005

	From	To
Senior Debt	2.20%	5.20%
Subordinated Debt	3.40	7.40
Junior Subordinated Debt	5.95	7.97

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth a summary of the Junior Subordinated Debt issued by the Company as of December 31, 2005:

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

8. Securitizations

The Company provides services to 6 QSPEs as of December 31, 2005. All of the Company’s securitizations are QSPEs as defined in SFAS 140, which by design are passive investment vehicles. Total rate of return swaps entered into in connection with the securitization transactions are recorded in the trading account at fair value with the gain or loss included in net income.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $50 million of program assets at December 31, 2005 consist of securities that are 100% rated Aa2. The authorized size of the program is $5 billion. The Company has not recognized any gain on the sale of assets to this program due to the short time period between the origination or purchase of the transferred assets and their sale to the program. The purpose of the securitization is to hold highly rated low-risk medium-term customer obligations in a capital efficient manner.

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

Municipal Bond Securitizations

The Company also sponsored $71 million of municipal bond securitizations for which no gain was recognized. The municipal bonds that were transferred were weekly variable rate demand bonds that are designed to trade at par. Therefore, the book value of the bonds was equal to par and they were sold at par, resulting in no gain or loss on sale. All of the bonds in the program are credit enhanced by a third party letter of credit provider rated at least A3/BBB. The Company provides additional liquidity and credit enhancement through total rate of return swaps, letters of credit, and/or, standby bond purchase agreements. The program’s purpose is to achieve a favorable after-tax risk-adjusted investment return.

Impact of Programs

The impact of these securitizations on the Company’s fully diluted earnings per share is less than 1 cent. Furthermore, if these transactions were consolidated on the balance sheet, there would have been virtually no impact on the Company’s liquidity, and the Tier 1 and Total Capital ratios at December 31, 2005 would have been 8.36% and 12.46%, respectively vs. 8.38% and 12.48% as reported.

9. Shareholders’ Equity

The Company has 5 million authorized shares of Class A preferred stock having a par value of $2.00 per share. At December 31, 2005 and 2004, 3,000 shares were outstanding.

In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at December 31, 2005 and 2004, respectively.

In February 2005, the Company’s board of directors voted unanimously to terminate the Company’s Rights Plan and to impose conditions on its ability to adopt a shareholder rights plan in the future.

Each share of the Company’s common stock represented one right under the Rights Plan. On March 25, 2005, the Company paid 5 cents per right to redeem them.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has reserved the right of its Board, by a majority vote of its independent directors in their exercise of their fiduciary duties, to determine in light of the circumstances then existing if it would be in the best interest of the Company and its shareholders to adopt a new shareholder rights plan without prior shareholder approval. If a shareholder rights plan is adopted by the Board without prior shareholder approval, the plan must provide that it will expire within 12 months from its effective date unless ratified by the Company’s shareholders.

At December 31, 2005, the Company had reserved for issuance approximately 76 million common shares pursuant to the terms of employee benefit plans.

Basic and diluted earnings per share are calculated as follows:

(In millions, except per share amounts)	2005	2004	2003
Net Income(1)	$1,571	$1,440	$1,157
Basic Weighted Average Shares Outstanding	765	772	752
Shares Issuable upon Conversion:
Employee Stock Options	8	6	7

Diluted Weighted Average Shares Outstanding	773	778	759

Basic Earnings per Share	$2.05	$1.87	$1.54
Diluted Earnings per Share	$2.03	$1.85	$1.52

(1)	Net income, net income available to common shareholders and diluted net income are the same for all years presented.

10. Stock Option Plans

The Company’s stock option plans (“the Option Plans”) provide for the issuance of stock options at fair market value at the date of grant to officers and employees of the Company and its subsidiaries. At December 31, 2005, under the Option Plans, the Company may issue 31,504,480 new options. In addition, the Company may reissue any options cancelled under its 1999 and 2003 Long-Term Incentive Plans. Generally, each option granted under the Option Plans is exercisable between one and ten years from the date of grant.

The compensation cost that has been charged against income was $49 million, $39 million, and $24 million for 2005, 2004 and 2003, respectively. The total income tax benefit recognized in the income statement was $20 million, $16 million, and $10 million for 2005, 2004 and 2003, respectively.

In 2005, the Company switched to a lattice-based binomial method to calculate the fair value on the date of grant. In 2004 and 2003 the Company used a Black-Scholes model. The fair value of each option award is estimated on the date of grant using the following weighted-average assumptions noted in the following table.

	2005	2004	2003
Dividend yield	2.6%	2.5%	3.0%
Expected volatility	24	25	31
Risk free interest rate	4.17	2.61	2.82
Expected option lives	5	5	5

For 2005 assumptions were determined as follows:

•	Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company uses historical data to estimate option exercise and employee termination within the valuation model.

•	The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

•	The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

A summary of the status of the Company’s Option Plans as of December 31, 2005, 2004, and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	68,809,804	$34.89	66,185,011	$34.44	51,425,347	$37.52
Granted	6,249,675	30.37	7,215,950	33.06	18,041,155	23.12
Exercised	(3,370,085)	18.22	(2,614,568)	17.08	(1,949,374)	10.24
Canceled	(2,226,170)	38.45	(1,976,589)	36.39	(1,332,117)	34.98

Outstanding at End of Year	69,463,224	35.18	68,809,804	34.89	66,185,011	34.44

Options Exercisable at End of Year	54,918,181	36.79	47,337,115	37.49	36,444,541	36.47
Weighted Average Fair Value of Options At Grate Date	$6.13		$6.24		$4.84
Aggregate Intrinsic Value (In millions) —Outstanding at 12/31	189		270		307
—Exercisable at 12/31	144		152		131

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$ 11 to 20	2,453,781	0.9 Years	$16.75	2,453,781	$16.75
20 to 26	14,125,165	7.1	23.09	10,013,339	23.07
26 to 31	10,528,998	6.3	29.19	4,348,880	27.53
31 to 43	31,512,180	5.5	38.16	27,259,081	38.95
43 to 57	10,843,100	5.2	52.26	10,843,100	52.26

$ 7 to 57	69,463,224	5.7	35.18	54,918,181	36.79

The total intrinsic value of options exercised during the years ended December 31, 2005, 2004 and 2003 was $31 million, $27 million, and $25 million.

As of December 31, 2005, there was $49 million of total unrecognized compensation cost related to nonvested shares granted under the Option Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from option exercise under the option plans for the years ended December 31, 2005, 2004, and 2003, was $61 million, $45 million, and $20 million, respectively. The actual tax benefit realized for the tax deductions from option exercised totaled $11 million, $9 million, and $9 million, respectively, for the years ended December 31, 2005, 2004, and 2003.

11. Income Taxes

Income taxes included in the consolidated statements of income consist of the following:

	2005			2004			2003
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$574	$(96)	$478	$183	$400	$583	$6	$377	$383
Foreign	198	—	198	112	—	112	104	—	104
State and Local	79	41	120	40	(17)	23	(3)	111	108

Income Taxes	$851	$(55)	$796	$335	$383	$718	$107	$488	$595

The components of income before taxes are as follows:

(In millions)	2005	2004	2003
Domestic	$2,101	$2,043	$1,629
Foreign	266	115	123

Income Before Taxes	$2,367	$2,158	$1,752

The Company’s net deferred tax liability (included in accrued taxes) at December 31 consisted of the following:

(In millions)	2005	2004	2003
Lease Financings	$3,255	$3,427	$3,196
Depreciation and Amortization	549	441	394
Pension	373	382	382
Discount on Money Market Investment	121	126	125
Securities Valuation	31	105	125
Credit Losses on Loans	(304)	(299)	(334)
Tax Credit Carryovers	(390)	(375)	(248)
NOL Carryover	(285)	(140)	(15)
Liabilities not Deducted for Tax	(119)	(111)	(133)
Other Assets	(236)	(268)	(311)
Other Liabilities	66	99	69

Net Deferred Tax Liability	$3,061	$3,387	$3,250

The Company has recorded foreign tax credit carryovers of $223 million, a portion of which will begin to expire in 2012, general business credit carryovers of $107 million which begin to expire in 2023, and a $60 million AMT carryover which does not expire. The Company has Federal and State NOL carryovers of $736 million (for which it has recorded a $285 million tax benefit) related to a separate filing of a group of certain leasing subsidiaries which begin to expire in 2023. In addition, the Company has elected to permanently reinvest the earnings of certain foreign subsidiaries in accordance with APB 23. The related unrecognized deferred tax liability is $10 million. The Company has not recorded a valuation allowance because it expects to realize all of its deferred tax assets including these carryovers.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The statutory federal income tax rate is reconciled to the Company’s effective income tax rate below:

	2005	2004	2003
Federal Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, Net of Federal Income Tax Benefit	3.3	0.7	3.9
Nondeductible Expenses	0.4	0.4	0.2
Credit for Synthetic Fuel Investments	(2.1)	(0.9)	(0.8)
Credit for Low-Income Housing Investments	(1.5)	(1.9)	(0.8)
Tax-Exempt Income from Municipal Securities	(0.1)	(0.2)	(0.3)
Other Tax-Exempt Income	(1.1)	(1.2)	(1.5)
Foreign Operations	(0.3)	0.2	(0.1)
Leveraged Lease Portfolio	(0.2)	(0.5)	(0.3)
Tax Reserve—LILO Exposure	0.4	2.3	—
Other—Net	(0.2)	(0.6)	(1.3)

Effective Rate	33.6%	33.3%	34.0%

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plans

The Company has defined benefit and contribution retirement plans covering substantially all full-time and eligible part-time employees and also provides health care benefits for certain retired employees. The Company uses September 30 as the measurement date for plan assets and obligations.

Defined Benefit Plans

The following table provides a reconciliation of the changes in the benefit obligation, fair value of plan assets, and funded status for 2005 and 2004:

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic		Foreign
(In millions)	2005	2004	2005	2004	2005	2004	2005
Change in Benefit Obligation
Obligation at Beginning of Period	$(969)	$(826)	$(159)	$(133)	$(153)	$(170)	$(6)
Plan Amendments	114	—	—	—	—	—	—
Service Cost	(64)	(47)	(9)	(9)	—	(1)	—
Interest Cost	(55)	(50)	(9)	(9)	(9)	(8)	(1)
Employee Contributions	—	—	(1)	(1)	—	—	—
Actuarial Gain/(Loss)	(30)	(91)	(44)	(10)	(37)	13	(1)
Benefits Paid	41	45	4	3	14	13	—

Obligation at End of Period	(963)	(969)	(218)	(159)	(185)	(153)	(8)

Change in Plan Assets
Fair Value at Beginning of Period	1,240	1,171	142	96	62	59	—
Actual Return on Plan Assets	132	109	23	10	3	3	—
Employer Contributions	2	6	53	37	—	—	—
Employee Contributions	—	—	1	1	—	—	—
Benefit Payments	(41)	(46)	(4)	(2)	—	—	—

Fair Value at End of Period	1,333	1,240	215	142	65	62	—

Funded Status	370	271	(3)	(17)	(120)	(91)	(8)
Unrecognized Net Transition (Asset) Obligation	—	—	—	—	38	44	—
Unrecognized Prior Service Cost	(113)	2	—	—	—	—	—
Unrecognized Net (Gain)/Loss	587	586	73	43	95	58	—
Additional Liability	—	—	(2)	(2)	—	—	—

Prepaid Benefit Cost	$844	$859	$68	$24	$13	$11	$(8)

Unrecognized actuarial gains and losses are amortized over the future service period (11 years) of active employees if they exceed a threshold amount. The Company currently has unrecognized losses which are being amortized.

Amounts recognized in the Company’s balance sheet at September 30, 2005 and 2004 consist of:

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic		Foreign
(In millions)	2005	2004	2005	2004	2005	2004	2005
Prepaid Benefit Cost	$903	$905	$77	$32	$13	$11	$—
Accrued Benefit Cost	(59)	(46)	(9)	(8)	—	—	(8)

	$844	$859	$68	$24	$13	$11	$(8)

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit plans was $1,080 million at September 30, 2005 and $964 million at September 30, 2004.

The following table contains information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

(In millions)	Domestic		Foreign
	2005	2004	2005	2004
Projected Benefit Obligation	$61	$58	$13	$10
Accumulated Benefit Obligation	59	46	11	8
Fair Value of Plan Assets	—	—	1	1

Net Periodic Benefit Cost

Net periodic benefit cost included the following components:

	Pension Benefits						Healthcare Benefits
	Domestic			Foreign			Domestic			Foreign
(In millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005
Net Periodic Cost (Income):
Service Cost	$64	$47	$39	$9	$9	$4	$—	$1	$1	$—
Interest Cost	55	50	44	9	9	5	9	8	10	1
Expected Return on Asset	(120)	(132)	(132)	(11)	(11)	(2)	(5)	(6)	(6)	—
Other	18	4	3	2	—	—	8	7	7	—

Net Periodic Cost (Income)	$17	$(31)	$(46)	$9	$7	$7	$12	$10	$12	$1

Plan Assumptions

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic		Foreign
(Dollars in millions)	2005	2004	2005	2004	2005	2004	2005
Market-Related Value of Plan Assets at Beginning Period	$1,502	$1,523	$215	$142	$70	$71	N/A
Discount Rate	5.88%	6.00%	4.90%	5.50%	5.88%	6.00%	5.00%
Expected Rate of Return on Plan Assets	7.88	8.25	6.70	7.10	7.25	7.25	N/A
Rate of Compensation Increase	3.75	3.75	4.20	4.20

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

For additional information on pension assumptions see “Critical Accounting Policies” in MD&A.

Assumed Healthcare Cost Trend

Domestic Healthcare Benefits

The assumed health care cost trend rate used in determining benefit expense for 2005 is 10.5% decreasing to 5.0% in 2013. This projection is based on various economic models that forecast a decreasing growth rate of

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

health care expenses overtime. The underlying assumption is that health care expense growth cannot outpace gross national product (“GNP”) growth indefinitely, and over time a lower equilibrium growth rate will be achieved. Further, the growth rate assumed in 2013 bears a reasonable relationship to the discount rate.

An increase in the health care cost trend rate of one percentage point for each year would increase the post-retirement benefit obligation by $15.7 million, or 8.4%, and the sum of the service and interest costs by $1.0 million, or 10.8%. Conversely, a decrease in this rate of one percentage point for each year would decrease the benefit obligation by $13.5 million, or 7.3%, and the sum of the service and interest costs by $0.8 million, or 9.3%.

Foreign Healthcare Benefits

An increase in the health care cost trend rate of one percentage point for each year would increase the post-retirement benefit obligation by $2 million, or 25%, and the sum of the service and interest costs by $0.2 million, or 27%. Conversely, a decrease in this rate of one percentage point for each year would decrease the benefit obligation by $1.6 million, or 19%, and the sum of the service and interest costs by $0.1 million, or 20%.

Investment Strategy and Asset Allocation

The Company’s investment objective for its U.S. and foreign plans is to maximize total return while maintaining a broadly diversified plan. Equities are the main holding including the Company’s common stock as well as private equities. The Company has committed to fund additional private equities, which, when the commitments are drawn upon, will bring the Company’s actual allocation for private equities closer to its target of 5%. Alternative investments and fixed income securities provide diversification and lower the volatility of returns.

The Company’s pension assets were invested as follows at September 30:

	Actual Allocation				Target Allocation
	2005		2004		Domestic	Foreign
	Domestic	Foreign	Domestic	Foreign
Equities	69%	60%	66%	61%	60%	60%
Fixed Income	22	40	24	38	30	40
Alternative Investment	5	—	5	—	5	—
Private Equities	2	—	1	—	5	—
Cash	2	—	4	1	—	—

Total Plan Assets	100%	100%	100%	100%	100%	100%

Included in the domestic plan assets above were 4.2 million shares of the Company’s common stock with a fair value of $125 million and $124 million on September 30, 2005 and 2004, respectively, representing 9% of 2005 plan assets and 10% of 2004 plan assets. Assets of the postretirement health care plan are invested in an insurance contract.

Expected Contributions for the Fiscal Year Ending December 31, 2005

The Company estimates that the contributions it will make in 2006 to fund its pension plans will be $19 million for the domestic plans and $9 million for the foreign plans.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following table shows the expected future benefit payments for the next 10 years:

(In millions)	Pension Benefits		Healthcare Benefits
Year	Domestic	Foreign	Domestic	Foreign
2006	$104	$3	$18	$—
2007	96	3	17	—
2008	99	5	18	—
2009	107	5	18	—
2010	111	6	18	—
2011-2015	634	41	75	1

	$1,151	$63	$164	$1

Defined Contribution Plans

The Company has an Employee Stock Ownership Plan (“ESOP”) covering certain domestic full-time employees with more than one year of service. The ESOP works in conjunction with the Company’s defined benefit pension plan. Employees are entitled to the higher of their benefit under the ESOP or the defined benefit pension plan. If the benefit under the pension plan is higher, the employee’s share of the ESOP is contributed to the pension plan. Contributions are made equal to required principal and interest payments on borrowings by the ESOP. At September 30, 2005 and 2004, the ESOP owned 11 million shares of the Company’s stock. The fair value of total ESOP assets were $326 million and $324 million at September 30, 2005 and 2004. Contributions were approximately $2.1 million in 2005, $0.2 million in 2004 and $1.9 million in 2003. ESOP related expense was $2 million, $3 million and $10 million in 2005, 2004 and 2003.

The Company has defined contribution plans, excluding the ESOP, for which it recognized a cost of $67 million in 2005, $65 million in 2004, and $48 million in 2003.

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

Under the first and more significant of these limitations, the Bank could declare dividends of approximately $278 million in 2006 plus net profits earned in the remainder of 2006.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The insured subsidiary banks of the Company are required to maintain reserve balances with Federal Reserve Banks under the Federal Reserve Act and Regulation D. Required balances averaged $119 million and $188 million for the years 2005 and 2004.

The Company’s condensed financial statements are as follows:

Balance Sheets

	December 31,
(In millions)	2005	2004
Assets
Cash and Due from Banks	$791	$1,195
Securities	18	3
Loans	91	33
Investment in and Advances to Subsidiaries and Associated Companies
Banks	10,846	11,444
Other	8,395	5,182

	19,241	16,626
Other Assets	170	270

Total Assets	$20,311	$18,127

Liabilities and Shareholders’ Equity
Other Borrowed Funds	$85	$253
Due to Non-Bank Subsidiaries	2,723	2,487
Due to Bank Subsidiaries	—	—
Other Liabilities	383	317
Long-Term Debt	7,244	5,780

Total Liabilities	10,435	8,837

Shareholders’ Equity*
Preferred	—	—
Common	9,876	9,290

Total Liabilities and Shareholders’ Equity	$20,311	$18,127

*	See Consolidated Statements of Changes in Shareholders’ Equity.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	For the years ended December 31,
(In millions)	2005	2004	2003
Operating Income
Dividends from Subsidiaries
Banks	$862	$1,189	$188
Other	108	73	230
Interest from Subsidiaries
Banks	104	154	149
Other	142	81	81
Other	24	23	21

Total	1,240	1,520	669

Operating Expenses
Interest (including $81 in 2005, $34 in 2004, and $19 in 2003 to Subsidiaries)	340	169	172
Other	63	5	22

Total	403	174	194

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	837	1,346	475
Income Tax Expense/(Benefit)	(58)	29	(16)

Income Before Equity in Undistributed Earnings of Subsidiaries	895	1,317	491

Equity in Undistributed Earnings of Subsidiaries
Banks	411	(15)	780
Other	265	138	(114)

Total	676	123	666

Net Income	$1,571	$1,440	$1,157

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2005	2004	2003
Operating Activities
Net Income	$1,571	$1,440	$1,157
Adjustments to Determine Net Cash Attributable to Operating Activities:
Amortization	30	15	15
Equity in Undistributed Earnings of Subsidiaries	(676)	(123)	(666)
Change in Interest Payable	25	5	2
Change in Taxes Payable	23	(53)	(73)
Other, Net	(7)	58	(108)

Net Cash Provided by Operating Activities	966	1,342	327

Investing Activities
Purchases of Securities	(18)	(3)	(49)
Sales of Securities	—	3	—
Maturities of Securities	—	—	49
Change in Loans	(61)	9	(11)
Acquisition of, Investment in, and Advances to Subsidiaries	(2,093)	(232)	(1,737)
Other, Net	15	4	10

Net Cash Used by Investing Activities	(2,157)	(219)	(1,738)

Financing Activities
Change in Other Borrowed Funds	(168)	180	(63)
Proceeds from the Issuance of Long-Term Debt	1,778	209	1,916
Repayments of Long-Term Debt	(202)	(476)	(1,234)
Change in Advances from Subsidiaries	236	225	179
Issuance of Common Stock	243	227	1,230
Treasury Stock Acquired	(417)	(119)	(18)
Cash Dividends Paid	(644)	(608)	(563)
Stock Rights Redemption	(39)	—	—

Net Cash Provided (Used) by Financing Activities	787	(362)	1,447

Change in Cash and Due from Banks	(404)	761	36
Cash and Due from Banks at Beginning of Year	1,195	434	398

Cash and Due from Banks at End of Year	$791	$1,195	$434

Supplemental Disclosure of Cash Flow Information Cash Paid During the Year for:
Interest	$314	$168	$236
Income Taxes	658	96	186

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Other Noninterest Income and Expense

In 2004, other noninterest income included a pre-tax gain of $48 million from the sale of a portion of the Company’s investment in Wing Hang Bank Limited. In 2003, other noninterest income included $32 million of insurance recoveries. This was offset by an equal amount of expenses related to the WTC disaster in 2003.

Other noninterest income includes equity in earnings of unconsolidated subsidiaries of $44 million, $43 million, and $34 million in 2005, 2004, and 2003.

15. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see “Summary of Significant Accounting and Reporting Policies” in the Notes to Consolidated Financial Statements. The following disclosure discusses these instruments on a uniform basis - fair value. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions used by the Company are discount rates ranging principally from 4% to 7% at December 31, 2005 and 2% to 6% at December 31, 2004. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

A summary of the practices used for determining fair value is as follows.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Securities	$28,134	$28,352	$24,730	$24,945
Trading Assets	5,930	5,930	4,627	4,627
Loans and Commitments	34,780	34,884	29,523	29,952
Derivatives Used for ALM	116	180	192	242
Other Financial Assets	15,738	15,738	18,745	18,745

Total Financial Assets	84,698	$85,084	77,817	$78,511

Non-Financial Assets	17,376		16,712

Total Assets	$102,074		$94,529

Liabilities
Noninterest-Bearing Deposits	$18,236	$18,236	$17,442	$17,442
Interest-Bearing Deposits	46,188	46,188	41,279	41,280
Payables to Customers and Broker-Dealers	8,623	8,623	8,664	8,664
Borrowings	1,741	1,741	1,769	1,769
Long-Term Debt	7,817	7,820	6,121	6,307
Trading Liabilities	2,401	2,401	2,873	2,873
Derivatives Used for ALM	125	101	83	70

Total Financial Liabilities	85,131	$85,110	78,231	$78,405

Non-Financial Liabilities	7,067		7,008

Total Liabilities	$92,198		$85,239

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/(loss)) of the derivatives that were linked to these items:

	Carrying Amount	Notional Amount	Unrealized
(In millions)			Gain	(Loss)
At December 31, 2005
Loans	$581	$579	$6	$(10)
Securities Held-for-Sale	514	434	42	(8)
Deposits	1,232	1,238	7	—
Long-Term Debt	5,068	5,102	125	(83)

At December 31, 2004
Loans	$292	$280	$—	$(13)
Securities Held-for-Sale	750	714	45	(23)
Deposits	173	175	—	(1)
Long-Term Debt	4,183	4,082	197	(33)

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the notional amount, remaining contracts outstanding, and weighted average rates for derivative hedging contracts:

	Total(2) 12/31/05	Remaining Contracts Outstanding at December 31,
(Dollars in millions)		2006	2007	2008	2009	2010
Receive Fixed Interest Rate Swaps:
Notional Amount	$6,540	$5,201	$4,391	$3,856	$3,373	$3,391
Weighted Average Rate	5.31%	5.60%	5.83%	6.13%	6.18%	6.18%
Pay Fixed Interest Rate Swaps:
Notional Amount	$488	$400	$375	$331	$259	$208
Weighted Average Rate	6.05%	6.31%	6.30%	6.33%	6.43%	6.35%
Forward LIBOR Rate(1)	4.53%	4.78%	4.72%	4.78%	4.86%	4.84%

(1)	The forward LIBOR rate shown above reflects the implied forward yield curve for that index at December 31, 2005. However, actual repricings for ALM interest rate swaps are generally based on 3-month LIBOR.
(2)	In addition, the Company has $325 million of foreign exchange contracts that expire in 2006.

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

The Company uses forward foreign exchange contracts to protect the value of its investments in foreign subsidiaries. The after-tax effects are shown in the cumulative translation adjustment included in shareholders’ equity. At December 31, 2005 and 2004, foreign exchange contracts in a net notional amount of $1,636 million and $1,449 million with fair values of $24 million and $(32) million, hedged corresponding amounts of foreign investments. These foreign exchange contracts had a maturity of less than six months at December 31, 2005. In 2005, the Company hedged its $33 million net investment in an affiliate with a non-derivative financial instrument. In addition, at December 31, 2005, foreign exchange contracts with notional amounts of $89 million and maturities of less than one year hedged corresponding amounts of foreign currency denominated forecasted transactions; the fair value of these contracts was $(2) million.

Deferred net gains or losses on ALM derivative financial instruments at December 31, 2005 and 2004 were $9 million credit and a $12 million credit, respectively.

Net interest income increased by $86 million in 2005, $147 million in 2004, and $142 million in 2003 as a result of ALM derivative financial instruments.

A discussion of the credit, market, and liquidity risks inherent in financial instruments is presented under “Liquidity”, “Market Risk Management”, “Trading Activities and Risk Management”, and “Asset/Liability

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management” in the unaudited MD&A section of this report and in the “Trading Activities” and “Commitments and Contingent Liabilities” Notes to the Consolidated Financial Statements.

16. Trading Activities

The following table shows the fair value of the Company’s financial instruments that are held for trading purposes:

	2005				2004
(In millions)	Assets		Liabilities		Assets		Liabilities
Trading Account	12/31	Average	12/31	Average	12/31	Average	12/31	Average
Interest Rate Contracts:
Futures and Forward Contracts	$—	$—	$—	$—	$—	$27	$—	$—
Swaps	1,438	1,635	635	843	1,787	1,493	741	425
Written Options	—	—	1,184	1,253	—	—	1,322	1,269
Purchased Options	191	187	—	—	175	161	—	—
Foreign Exchange Contracts:
Written Options	—	—	51	64	—	—	33	41
Purchased Options	68	113	—	—	117	81	—	—
Commitments to Purchase and Sell Foreign Exchange	294	385	316	399	533	478	586	517
Debt Securities	3,846	3,512	164	171	1,894	2,076	76	96
Credit Derivatives	1	1	6	7	2	2	6	8
Equities	92	174	45	129	119	167	109	123

Total Trading Account	$5,930	$6,007	$2,401	$2,866	$4,627	$4,485	$2,873	$2,479

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign exchange and other trading income included the following:

(In millions)	2005	2004	2003
Foreign Exchange	$274	$255	$193
Interest Rate Contracts	25	6	41
Debt Securities	68	66	74
Credit Derivatives	(2)	2	(7)
Equities	26	35	26

Total	$391	$364	$327

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

Distribution of Revenues*

	For the Quarter Ended
(Dollars in millions)	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04
Revenue Range	Number of Occurrences
Less than $(2.5)	0	0	0	0	0
$(2.5)~ $ 0	3	3	6	1	6
$ 0 ~ $ 2.5	44	51	40	50	49
$ 2.5 ~ $ 5.0	14	8	16	11	8
More than $5.0	0	2	2	0	0

*	Based on revenues before share with joint venture partner, Susquehanna Trading.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the notional amount of the Company’s off-balance-sheet credit transactions, net of participations, at December 31, 2005 and 2004 follows:

Off-Balance-Sheet Credit Risks

(In millions)	2005	2004
Lending Commitments	$36,954	$36,755
Standby Letters of Credit	10,383	9,507
Commercial Letters of Credit	1,189	1,264
Securities Lending Indemnifications	310,970	232,025

The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at December 31, 2005 and 2004 was $154 million and $145 million.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (the Company) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. The Company generally lends securities with indemnification against broker default. The Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At December 31, 2005 and 2004, securities lending indemnifications were secured by collateral of $317.4 billion and $233.0 billion.

Standby letters of credit principally support corporate obligations and include $0.9 billion and $0.5 billion that were collateralized with cash and securities at December 31, 2005 and 2004. At December 31, 2005, approximately $6.6 billion of the standbys will expire within one year, and the balance between one to five years.

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

At December 31, 2005, approximately $218 billion of interest rate contracts will mature within one year, $352 billion between one and five years, and the balance after five years. At December 31, 2005, approximately $91 billion of foreign exchange contracts will mature within one year and $3 billion between one and five years. Derivative financial instruments with a carrying value of $3 million were on nonperforming status at year-end 2005.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk the Company assumes whenever it engages in a derivative contract.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the notional amount and credit exposure of the Company’s derivative financial instruments at December 31, 2005 and 2004 follows:

	Notional Amount		Credit Exposure
(In millions)	2005	2004	2005	2004
Interest Rate Contracts:
Futures and Forward Contracts	$40,163	$36,603	$5	$—
Swaps	256,750	232,523	3,907	4,615
Written Options	218,997	171,949	8	9
Purchased Options	179,964	124,833	837	1,077

Foreign Exchange Contracts:
Swaps	3,130	3,808	156	245
Written Options	6,042	6,698	1	—
Purchased Options	7,723	9,430	100	164
Commitments to Purchase and Sell Foreign Exchange	77,640	73,914	648	957

Equity Derivatives:
Futures and Forwards	339	70	2	—
Written Options	2,073	1,205	14	1
Purchased Options	2,011	1,117	97	35

Credit Derivatives:
Beneficiary	1,099	1,184	—	—
Guarantor	370	440	—	2

			5,775	7,105
Effect of Master Netting Agreements			(4,843)	(5,390)

Total Credit Exposure			$932	$1,715

Operating Leases

Net rent expense for premises and equipment was $219 million in 2005, $199 million in 2004, and $154 million in 2003.

At December 31, 2005 and 2004, the Company was obligated under various noncancelable lease agreements, some of which provide for additional rents based upon real estate taxes, insurance, and maintenance and for various renewal options. The minimum rental commitments under noncancelable operating leases for premises and equipment having a term of more than one year from December 31, 2005 and December 31, 2004 are as follows:

(In millions)
Year After December 31,	2005	2004
First	$183	$171
Second	172	165
Third	134	127
Fourth	104	107
Fifth	92	92
Thereafter	472	485

Total Minimum Lease Payments	$1,157	$1,147

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

The Company has provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to its provision of financial services. Insurance has been purchased to mitigate certain of these risks. The Company is a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements.

In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured cross-border leveraged leasing investments, referred to as “LILOs”, prior to mid-1999 that the IRS has challenged. In 2004, the IRS proposed adjustments to the Company’s tax treatment of these transactions. As previously disclosed, beginning in the fourth quarter of 2004, the Company had several appellate conferences with the IRS in an attempt to settle the proposed adjustments related to these LILO transactions.

On February 28, 2006, the Company settled this matter with the IRS relating to LILO transactions closed in 1996 and 1997. The settlement will not affect first quarter 2006 net income, as the impact of the settlement was fully reserved.

The Company’s 1998 leveraged lease transactions are in a subsequent audit cycle and were not part of the settlement. The Company believes that a comparable settlement for 1998 will ultimately be possible, given the similarity between these leases and the settled leases. However, negotiations are not complete and the treatment of the 1998 leases may still be litigated. Under current generally accepted accounting principles, if the 1998 leases are settled on a basis comparable to the 1996 and 1997 leases, the Company would not expect the settlement of the 1998 leases to have an impact on net income, based on existing reserves.

In the fourth quarter of 2005 the Company deposited funds with the IRS in anticipation of reaching a settlement on all of its LILO investments.

On February 11, 2005, the IRS released Notice 2005-13, which identified certain lease investments known as “SILOs” as potentially subject to IRS challenge. The Company believes that certain of its lease investments entered into prior to 2004 may be consistent with transactions described in the notice. In response, the Company is reviewing its lease portfolio and evaluating the technical merits of the IRS’ position. Although it is likely the IRS will challenge the tax benefits associated with these leases, the Company remains confident that its tax treatment of the leases complied with statutory, administrative and judicial authority existing at the time they were entered into.

The Company currently believes it has adequate tax reserves to cover its LILO exposure and any other potential tax exposures, based on a probability assessment of various potential outcomes. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when appropriate.

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. Due to the inherent difficulty of predicting the outcome of such matters, the Company

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these legal actions.

See discussion of contingent legal matters in the “Legal and Regulatory Proceedings” section.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

of The Bank of New York Company, Inc.

We have audited the accompanying consolidated balance sheets of The Bank of New York Company, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank of New York Company, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bank of New York Company Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

NEW YORK, NEW YORK

February 22, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Securities Registered Pursuant to Section 12(g) of the Act:

Class A, 7.75% Cumulative Convertible Preferred Stock

(Title of Class)

7.97% Capital Securities, Series B

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than directors and executive officers) computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005) was $22,183,508,448.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2006, was 771,250,214.

Documents Incorporated by Reference

This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption “Forward-Looking Statements and Risk Factors That Could Affect Future Results” are incorporated in the Form 10-K.

The following sections of the Annual Report set forth in the cross-reference index are incorporated in Form 10-K.

CROSS-REFERENCE INDEX

		Page(s)
PART I

Item 1	Business	2 - 70
Item 1A	Risk Factors	126 - 135
Item 1B	Unresolved Staff Comments	Not applicable
Item 2	Properties	121
Item 3	Legal Proceedings	121-122
Item 4	Submission of Matters to a Vote of Security Holders	121

PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	65
Item 6	Selected Financial Data	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2 - 70
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	55 - 58
Item 8	Financial Statements and Supplementary Data	71 - 113
	Quarterly Data	64
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	121
Item 9A	Controls and Procedures	137
Item 9B	Other Information	Not applicable

PART III

Item 10	Directors and Executive Officers of the Registrant	123, 139 - 140
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions	*
Item 14	Principal Accountant Fees and Services	*

PART IV

Item 15	Exhibits, Financial Statement Schedules	141 - 146

*	Pursuant to Instruction G(3) to Form 10-K, the remainder of the information to be provided in Item 10, 11, 12, 13 and 14 of Form 10-K (other than information pursuant to Items 401(b) and 406 of Regulation S-K) is incorporated herein by reference to the registrant’s definitive proxy statement for its 2006 annual meeting of shareholders to be filed within 120 days of the end of the fiscal year covered by this Form 10-K.

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

A bank holding company, such as the Company, each of whose insured depository institution subsidiaries is “well capitalized” (Tier 1 capital ratio of at least 6%, Total capital ratio of at least 10% and a leverage ratio of at least 5%) and “well managed” under applicable law and regulation and which has received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act may elect to be a FHC and engage in a broader range of financial activities than those traditionally permissible for U.S. bank holding companies that are not FHCs. Under the BHC Act, a FHC may, without the prior approval of the Federal Reserve Board, engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Department of the Treasury) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include insurance, securities underwriting and dealing, and merchant banking. Under the merchant banking provisions of the BHC Act, qualifying FHCs may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that the FHC makes the investment for a limited duration and does not routinely manage the company.

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

The Company’s subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York (the “Bank”), the Company’s principal banking subsidiary, is a New York chartered banking corporation, is a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve and by the New York State Banking Department.

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

Capital Adequacy

The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the Total Capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and, for bank holding companies, a limited amount of non-cumulative perpetual preferred stock, trust preferred securities and certain other so-called ‘restricted core capital elements’, less most intangibles including goodwill (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses. Restricted core capital elements are currently limited to 25% of Tier 1 Capital and, beginning March 31, 2009, will be limited to 15% of Tier 1 Capital for internationally active banking organizations like the Company and the Bank.

In addition, the Federal Reserve Board has established minimum Leverage Ratio (Tier 1 Capital to average total assets) guidelines for bank holding companies and banks. The Federal Reserve Board’s guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 4%. At December 31, 2005, the Federal Reserve Board has not advised the Company of any specific minimum Leverage Ratio applicable to it.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

As discussed above, the Company’s bank subsidiaries must be “well capitalized” for the Company to maintain its FHC status. In addition, as a practical regulatory matter, the Company must maintain capital ratios above well capitalized.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which it revised in December 2003 (“FIN 46”). One consequence of FIN 46 is that, effective December 31, 2003, the Company deconsolidated the statutory trusts which have issued trust preferred securities. As a result, the junior subordinated debentures held by the trusts are now reported on the Company’s consolidated balance sheet. The Federal Reserve Board has, however, confirmed the continued qualification of trust preferred securities as Tier 1 Capital (subject to the restrictions described above) notwithstanding the change in accounting treatment. See “Accounting Changes and New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements regarding the adoption of FIN 46.

See “Capital Resources” in the “Management Discussion & Analysis” section for a discussion of the BIS proposal to change the risk-based capital guidelines.

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

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.34 cents per $100 of deposits.

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

Anti-Money Laundering Initiatives and the USA PATRIOT Act

A major focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA PATRIOT Act to financial institutions such as the Company’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In addition, the bank regulatory agencies are imposing heightened standards, which have resulted in an increased number of regulatory sanctions and law enforcement authorities have been taking a more active role. Because the Bank is a major correspondent bank, a number of these new regulations and standards impose particularly heightened requirements. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

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

Legislative and Regulatory Initiatives

Various legislative initiatives are from time to time introduced in Congress, and various regulatory initiatives are introduced, that would apply to the Company. The Company cannot determine the ultimate effect that any such potential legislation or regulations, if adopted, would have upon its financial condition or operations.

S UBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 2005.

C HANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events which require disclosure under Item 304 of Regulation S-K.

P ROPERTIES

At December 31, 2005 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. See “Capital Resources” in the “Management Discussion & Analysis” section. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York, New Jersey, Delaware, Florida, Connecticut and the mid-south region of the U.S.; Brussels, Belgium; London, England; Liverpool, England; Manchester, England; Edinburgh, Scotland; Chennai, India. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

L EGAL AND REGULATORY PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves, will have a material adverse effect on the consolidated financial position or liquidity of the Company although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these legal actions.

As disclosed in a report filed on Form 8-K on November 8, 2005, the Bank entered into a non-prosecution agreement with the U.S. Attorney’s Offices for the Southern and Eastern Districts of New York (“SDNY” and “EDNY”). The agreement resolves the previously disclosed SDNY investigation involving funds transfer activities to and from Russia from 1996-1999 and the EDNY investigation of a fraudulent scheme conducted by a former customer of one of the Bank’s Long Island branch offices.

The Company is broadly involved in the mutual fund industry, and various governmental and self-regulatory agencies have sought documents and other information from it in connection with investigations relating to that industry. The Company is cooperating with these investigations. One of these investigations, by the U.S. Securities and Exchange Commission (“SEC”), concerns the relationship between: (1) the BNY Hamilton Funds, Inc., a family of mutual funds; (2) the Company, which acts as the investment adviser to the Hamilton Funds and provides certain other services; and (3) a third-party service provider that acts as administrator and principal underwriter of the Hamilton Funds. This investigation principally concerns the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds. Another SEC investigation has focused on possible market-timing transactions cleared by Pershing LLC (“Pershing”), a wholly owned subsidiary of the Company, for Mutuals.com and other introducing brokers. The Company has entered into settlement negotiations with the SEC staff concerning the Pershing investigation and believes that these discussions will result in a resolution of this investigation, but there can be no assurance that a settlement will be reached.

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

Pershing Trading Company LP, an indirect subsidiary of the Company, has received a request for information from the SEC in connection with its investigation of the trading activities of floor specialists from 1999 to 2004 on two regional exchanges. The investigation involves possible interpositioning and frontrunning activities by certain specialists on these exchanges. Pershing is cooperating with the investigation. Because the conduct under review occurred largely during the period that Pershing was owned by CSFB, the Company has made a claim for indemnification against CSFB relating to this matter. CSFB is disputing this claim for indemnification.

As previously disclosed, the SEC has sought documents and other information from the Company in connection with investigations relating to its issuer services business. The Company continues to cooperate with these investigations. The investigations have focused primarily on (i) the Company’s role as transfer agent on behalf of equity issuers in the United States and the process used by the Company’s stock transfer division to search for lost security holders of its issuer clients; and (ii) the Company’s role as auction agent in connection with auction rate securities issued by various issuers. The Company has entered into settlement negotiations with the SEC staff concerning the transfer agent investigation. The Company has made an offer of settlement to resolve this matter that the staff has agreed to recommend to the SEC. There can be no assurance that the SEC will accept the offer or that a settlement will be reached.

EXECUTIVE OFFICERS

Thomas A. Renyi

Mr. Renyi, 59, has served as Chairman and Chief Executive Officer of The Bank of New York Company, Inc. and The Bank of New York since at least 2000.

Gerald L. Hassell

Mr. Hassell, 54, has served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2000.

Bruce W. Van Saun

Mr. Van Saun, 48, has served as Vice Chairman since November 2005 and Chief Financial Officer of The Bank of New York Company, Inc. and The Bank of New York since at least 2000. He served as Senior Executive Vice President of The Bank of New York Company, Inc. and The Bank of New York from at least 2000 to 2005.

John M. Liftin

Mr. Liftin, 62, has served as Vice Chairman, General Counsel and Secretary of The Bank of New York Company, Inc. and as Vice Chairman and General Counsel of The Bank of New York since April 2005. Mr. Liftin joined the Company from Prudential Financial, Inc., where he served as Senior Vice President and General Counsel from 1998 to 2005.

Thomas J. Mastro

Mr. Mastro, 56, has served as Comptroller of The Bank of New York Company, Inc. since 1999. He has served as Executive Vice President since 2004 and Comptroller since 1999 of The Bank of New York. He served as Senior Vice President of The Bank of New York from at least 1999 to 2004.

Kevin C. Piccoli

Mr. Piccoli, 48, has served as Auditor of The Bank of New York Company, Inc. since 2001. He has served as Executive Vice President since 2004 and Chief Auditor since 2001 of The Bank of New York. He served as Senior Vice President of The Bank of New York from 2001 to 2004. Prior to joining The Bank of New York Company Inc., Mr. Piccoli was Managing Director and Chief Financial Officer of Cantor Fitzgerald LP and Chief Financial Officer of eSpeed, Inc. (a NASDAQ listed, majority owned subsidiary of Cantor Fitzgerald) from 1999 to 2001.

There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

FORWARD LOOKING STATEMENTS AND RISK FACTORS THAT COULD AFFECT

FUTURE RESULTS

General

The information presented with respect to, among other things, earnings and revenue outlook, projected business growth, the outcome of legal, regulatory and investigatory proceedings, the Company’s plans, objectives and strategies, and future loan losses, is forward looking information. Forward looking statements are the Company’s current estimates or expectations of future events or future results.

The Company or its executive officers and directors on behalf of the Company may from time to time make forward looking statements. When used in this report, any press release or oral statements, the words “estimate,” “forecast,” “foresee,” “project,” “anticipate,” “target,” “expect,” “effort,” “intend,” “think,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” and words of similar meaning are intended to identify forward looking statements in addition to statements specifically identified as forward looking statements.

Forward looking statements, including the Company’s discussions and projections of future results of operations and discussions of future plans contained in Management’s Discussion and Analysis and elsewhere in this Form 10-K, are based on management’s current expectations and assumptions: Variations in management’s projections, methodologies used by management to set adequate reserve levels for expected and contingent liabilities, and evaluation of risk or market forecasts and the actions that management could take in response to these changes are all subject to risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause or contribute to such differences include, but are not limited to:

•	General business and economic conditions;

•	Monetary and other governmental policies;

•	Level and volatility of interest rates;

•	Actions of rating agencies;

•	Acquisitions and divestitures;

•	Competition;

•	Changes in technology;

•	Dependence on fee based business;

•	Terrorism and responses;

•	Legislative and regulatory environment;

•	Reputational and legal risk;

•	Changes to tax laws and regulations;

•	Changes to accounting principles or standards;

•	Domestic and global economic trends;

•	Market volatility;

•	Access to capital markets;

•	Actual and assumed rates of return on pension assets;

•	Credit risks inherent in the lending process and the Company’s provision for credit losses;

•	Inflation;

•	Rising employee benefit expenses; and

•	The effectiveness of management’s efforts to control expenses

Readers of this document should not rely solely on forward-looking information and should consider all uncertainties and risks disclosed throughout this document and in the Company’s other reports to the SEC, including but not limited to, those discussed below. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Company’s business, future prospects, and results of operations or financial condition. There are also other factors that are not described in this report and the Company’s other reports that could cause the Company’s results to differ from the Company’s expectations. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included elsewhere in this report.

Forward looking statements could be affected by a number of risks potentially impacting its business, financial condition, results of operations and cash flows, some of which by their nature are dynamic and subject to rapid and possibly abrupt changes which the Company is necessarily unable to predict with accuracy. In addition to the risks described in other parts of the report, including the Legal and Regulatory Proceedings and Risk Management sections, these risks include, but are not limited to, those discussed below under “Risk Factors.”

Forward looking statements speak only as of the date they are made. The Company will not update forward looking statements to reflect facts, assumptions, circumstances or events which have changed after a forward looking statement was made except as required by law.

Risk Factors

Making or continuing an investment in securities issued by the Company, including its common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect its business and its results. If any of the following risks actually occur, its business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Risks Related to the Company’s Business

Global Trends—The Company’s business could be adversely affected if current global trends do not continue or if global business and economic conditions weaken.

The Company’s businesses benefit from certain global trends, such as the growth of financial assets, creation of new securities, financial services industry consolidation, rapid technological change, globalization of investment activities, structural changes to financial markets, shortened settlement cycles, straight-through processing requirements, and increased demand for outsourcing. The Company believes that these long-term trends all tend to increase the demand for the Company’s products and services around the world. If these trends do not continue then the Company’s fee-based revenue growth may be adversely affected.

The Company expects that its business will benefit from worldwide pension reform that creates additional pools of assets that use custody and related services, and investment management services. If the pace of pension reform and resulting programs, including public and private pension plans, slows down or if substantial pension reform does not occur, particularly in markets in which the Company is active, then the Company’s revenue growth may be adversely affected.

In addition, sustained weakness or weakening in business and economic conditions in any or all of the domestic or international financial markets in which the Company conducts its business could have one or more of the following effects:

•	Decreased demand for investment products or services offered by the Company as a result of negative trends in savings rates or in individuals’ investment preferences.

•	Decreased demand for custody and related services and investment management services as a result of slowed or halted inflows to pension plans.

•	Increased credit costs and higher provision for credit losses as a result of lower credit quality of the Company’s clients.

Competition—The Company is subject to intense competition in all aspects of its business, which could negatively affect its ability to maintain or increase its profitability.

Many businesses in which the Company operates are intensely competitive around the world. Other domestic and international banks and financial service companies such as trading firms, broker dealers, investment banks, specialized processing companies, outsourcing companies, data processing companies and asset managers aggressively compete with the Company for fee-based business. The Company also faces competition from both unregulated and regulated financial services organizations such as mutual funds, insurance companies, credit unions, money market funds and investment counseling firms, whose products and services span the local, national and global markets in which the Company conducts operations. The ability of a competitor to offer comparable or improved products or services at a lower price would likely negatively affect the Company’s ability to maintain or increase its profitability.

In the traditional banking part of the Company’s business, commercial banks, savings banks, savings and loan associations and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, receivables factors, insurance companies and pension trusts, are important competitors that offer various types of loans to borrowers. Issuers of commercial paper compete actively for funds and reduce demand for bank loans. Insurance companies, investment counseling firms, brokerage houses and other business firms and individuals offer active competition for personal trust services and investment counseling services.

Pricing pressures as a result of the activities of competitors, customer pricing reviews, and the introduction of new products may result in a reduction in the price the Company can charge for its products and services.

The Company’s competitive environment in traditional banking is also impacted by the growth of alternative delivery channels, in particular the Internet, which facilitates competition by removing geographic barriers to providing certain of its products and services and which further opens the market for competitors. It is likely that competition will increase in the future as a result of ongoing legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Federal banking law permits affiliation among banks, securities firms and insurance companies, which also is changing the competitive environment in which the Company conducts business.

The Company’s internal strategies and forecasts assume a growing client base and increasing client usage of its services. A decline in the pace at which the Company attracts new clients and a decline of the pace at which existing and new clients use additional services and assign additional assets to the Company for management or custody would adversely affect its future results of operations. A decline in the rate at which Company clients outsource functions, such as their internal accounting activities, would also adversely affect the Company’s results of operations.

The Company’s ability to successfully compete for business depends in part on its ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate its products or provide cost efficiencies. Rapid technological change in the financial services industry, together with competitive pressures, require the Company to make significant and ongoing investments to bring new services to market in a timely fashion at competitive prices. The Company cannot provide any assurance that its technology spending will achieve gains in competitiveness or profitability, and the costs it incurs in product development could be substantial. Accordingly, the Company could incur substantial development costs without achieving corresponding gains in profitability.

Dependence on fee-based business—The Company is dependent on fee-based business for a substantial majority of its revenue.

The Company’s principal operational focus is on fee-based business, as distinct from commercial banking institutions that earn most of their revenues from traditional interest-generating products and services. The Company has redeployed its assets away from traditional corporate banking in order to further concentrate on fee-based businesses, including cash management, custody, mutual fund services, unit investment trusts, corporate trust, depositary receipts, stock transfer, securities execution and clearance, collateral management, and asset management. As a result, for the year ended December 31, 2005, approximately 72% of its total revenues came from fee-based business with the balance from interest earnings on corporate and retail loans or its investment securities portfolio. Accordingly, the Company’s overall results of operations are dependent on the performance of its fee-based businesses.

The Company’s fee-based revenues could be adversely affected by a slowing in capital market activity, significant declines in market values or negative trends in savings rates or in individual investment preferences.

The Company’s businesses benefit from increases in the volume of financial market transactions worldwide. Corporate actions, cross-border investing, global mergers and acquisitions activity, new debt and equity issuances, and secondary trading volumes all affect the level of the Company’s revenues. Fees for many of the Company’s products and services are based on the volume of transactions processed, the market value of assets managed and administered, securities lending volume and spreads, and fees for other services rendered. Asset-based fees are typically determined on a sliding scale so that, as the value of a client portfolio grows, the Company receives a smaller percentage of the increasing value as fee income. This is particularly important to the Company’s asset management, global funds services and global custody businesses. Significant declines in the values of capital assets, particularly equities, would reduce the market value of some of the assets the Company manages and administers and result in a corresponding decrease in the amount of fees the Company receives and therefore would have an adverse effect on the Company’s results of operations. Similarly, significant declines in the volume of capital markets activity would reduce the number of transactions the Company processes and the amount of securities lending the Company does and therefore would also have an adverse effect on its results of operations.

The Company’s business generally benefits when individuals invest their savings in mutual funds and other collective funds or in defined contribution pension plans. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to less investment in mutual funds, other collective funds and defined contribution plans, the Company’s revenues could be adversely affected.

The Company’s fee-based revenues could be adversely affected by a stable exchange-rate environment or decreased cross-border investing activity.

The degree of volatility in foreign exchange rates can affect the amount of the Company’s foreign exchange trading revenue. While much of the Company’s foreign exchange revenue is derived from its securities servicing client base, activity levels are generally higher when there is more volatility. Accordingly, the Company benefits from currency volatility and its foreign exchange revenue is likely to decrease during times of decreased currency volatility.

The Company’s future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border or other investments made by the Company’s clients. Economic and political uncertainties resulting from terrorist attacks, military actions or other events, including changes in laws or regulations governing cross-border transactions, such as currency controls, could result in decreased cross-border investment activity. Decreased cross-border investing could lead to decreased demand for investor services provided by the Company.

The Company’s ability to retain existing business and obtain new business is dependent on its consistent execution of the fee-based services it performs.

The Company provides custody, accounting, daily pricing and administration, master trust and master custody, investment management, trustee and recordkeeping, foreign exchange, securities lending, securities execution and clearance, correspondent clearing, stock transfer, cash management, trading and information services to clients worldwide. Assets under custody and assets under management are held by the Company in a custodial or fiduciary capacity and are not included in assets of the Company. If the Company fails to perform these services in a manner consistent with its fiduciary, custodial and other obligations, existing and potential clients may lose confidence in the Company’s ability to properly perform these services and the Company’s business may be adversely affected. In addition, any such failure may result in contingent liabilities that could have an adverse effect on the Company’s financial condition or losses that could have an adverse effect on the Company’s results of operations.

Interest Rate Environment—The Company’s revenues and profits are sensitive to changes in interest rates.

The Company’s net interest income and cash flows are sensitive to interest rate changes, changes in valuations in the debt or equity markets and changes in customer credit quality, over which the Company has no control. The Company’s net interest income is the difference between the interest income earned on the Company’s interest-earning assets, such as loans, and the interest expense incurred on its interest-bearing liabilities, such as deposits.

As a result of changes in interest rates the Company may experience one or more of the following effects:

•	Changes in net interest income depending on the Company’s balance sheet position at the time of change. See discussion under “Asset/Liability Management” elsewhere in this report.

•	Reduced credit demand due to sustained higher interest rates.

•	An increased number of delinquencies, bankruptcies or defaults and more nonperforming assets and net charge offs as a result of abrupt increases in interest rates.

•	Increased borrowing costs and reduced access to the capital markets caused by unfavorable financial conditions.

•	Sustained lower interest rates, which may reduce the spread the Company earns on deposits.

•	A decline in the value of the Company’s fixed income investment portfolio as a result of increasing interest rates.

•	Decreased fee-based revenues due to a slowing of capital market activity or significant declines in market value.

A more detailed discussion of the interest rate and market risks the Company faces is contained in the Risk Management section of this report.

Capital Adequacy—The Company is subject to capital adequacy guidelines, and if it fails to meet these guidelines its financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If the Company or the Bank failed to meet these minimum capital guidelines and other regulatory requirements, their respective financial conditions would be materially and adversely affected. The regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision and implemented by the Federal Reserve may require the Company and the Bank to satisfy additional, more stringent, capital adequacy standards. The Company cannot fully predict the final form of, or the effects of, the regulatory accords or implementing regulations. Failure by the Bank to maintain its status as “well capitalized” and “well managed”, if unremedied over a period of time, would cause the Company to lose its status as a financial holding company. Financial holding companies are permitted to engage in a wide range of financial activities, insurance, merchant banking and real estate investment that are not permissible for other bank holding companies and are also eligible for a streamlined review process for proposed acquisitions. Failure of the Bank or the Company to maintain the status of “well capitalized” could affect the confidence of clients in the Company, thus also compromising its competitive position. See “Certain Regulatory Considerations” and “Capital Resources” elsewhere in this report.

Access to Capital Markets—If the Company’s ability to access the capital markets is diminished, the Company’s business may be adversely affected.

The Company’s business is dependent in part on its ability to successfully access the capital markets on a regular basis. The Company relies on access to both short-term money markets and long-term capital markets as significant sources of liquidity to the extent liquidity requirements are not satisfied by the cash flow from its consolidated operations. Events or circumstances, such as rising interest rates, market disruptions or an adverse change in the Company’s credit rating, or loss of confidence of debt purchasers or counterparties in the Company or in the funds markets generally that limit the Company’s access to capital markets or result in unfavorable capital market conditions, may increase the Company’s cost of borrowing or may adversely affect the Company’s liquidity, impair its ability to execute its business plan and refinance higher cost debt or delay the consummation of acquisitions that the Company would otherwise rely on for future growth.

Acquisitions and Divestitures—The Company’s business strategy includes pursuing opportunistic acquisitions and divestitures, which subject it to related risks.

Historically, an important component of the Company’s overall growth strategy is to make focused acquisitions of complementary businesses, as well as strategic divestitures of portions of its business. Since 1995, the Company has completed more than 90 acquisitions, particularly in the securities servicing and asset management businesses. In addition, the Company enters into strategic joint ventures around the globe. While the level of transactions has been fairly consistent, acquisition activity, by its nature, is not predictable and involves risks such as:

•	Lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses;

•	Potential unavailability of attractive acquisition candidates;

•	Potential disruption to the Company’s management’s time and attention;

•	Difficulty and expense of maintaining and integrating expensive technology components of the acquired businesses;

•	Possible loss of employees and customers of the acquired company;

•	Difficulty entering new and unfamiliar markets;

•	Incurring undiscovered liabilities or operational risks associated with acquired company;

•	Incorrectly valuing acquisition candidates; and

•	The Company’s ability to realize the growth opportunities of acquired businesses and management’s ability to achieve efficiency goals.

Similarly, selling or agreeing to sell portions of the Company’s business may subject it to risks. The Company may not be able to successfully complete any divestitures on satisfactory terms, if at all, and proposed sales that are complex or time consuming could divert management resources. If the Company is unable to divest operations identified by management to be divestiture candidates its profitability and financial ratios could be adversely affected. The Company cannot provide any assurance that its overall business will benefit from any given divestiture. Divestitures may result in reductions in revenues and net income. The Company may also be subject to claims from buyers or third parties as a result of certain divestitures that the Company makes, even after those divestitures have been consummated.

The Company is subject to extensive government regulation and supervision.

The Company operates in a highly regulated environment, being subject to a comprehensive statutory regulatory regime as well as oversight by governmental agencies. In the United States the Company and its subsidiaries are subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”), the New York State Banking Department and the Federal Deposit Insurance Corporation, as well as certain self-regulatory organizations (including securities exchanges). In the United Kingdom, it is subject to regulation by the Financial Services Authority. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, scope of activities, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. Laws, regulations or policies, including accounting standards and interpretations, currently affecting the Company and its subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, the Company’s business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. See “Certain Regulatory Considerations” elsewhere in this report.

Monetary and Other Governmental Policies—The Company’s business is influenced by monetary and other governmental policies.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve have a significant impact on interest rates and overall financial market performance. Heightened regulatory scrutiny and increased sanctions, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs that may impact the Company’s profitability and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into the Company’s businesses. The cost of geographically diversifying and maintaining the Company’s facilities to comply with regulatory mandates necessarily results in additional costs. See “Certain Regulatory Considerations” elsewhere in this report.

Operational Risk—The Company is exposed to operational risk as a result of providing certain services, which could adversely affect the Company’s results of operations.

The Company is exposed to operational risk as a result of providing certain securities servicing, global payment services, private client services and asset management and traditional banking and trust services. Operational risk is the risk of loss resulting from inadequate or failed internal processes, human factors and systems or external events. The Company continually assesses and monitors operational risk in its business and provides for disaster and business recovery planning including geographical diversification of its facilities; however, the occurrence of various events including unforeseeable and unpreventable events such as hurricanes or other natural disasters could still damage the Company’s physical facilities or its computer systems or software, cause delay or disruptions to operational functions, impair the Company’s clients, vendors and counterparties and negatively impact the Company’s results of operations.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Certain Regulatory Considerations,” elsewhere in this report.

Technology—The Company depends on technology and its intellectual property; if third parties misappropriate the Company’s intellectual property, the Company’s business may be adversely affected.

The Company is dependent on technology because many of the Company’s products and services depend on processing large volumes of data. The Company’s technology platforms must therefore provide global capabilities and scale. Rapid technological changes require significant and ongoing investments in technology to develop competitive new products and services or adopt new technologies. Technological advances which result in lower transaction costs may adversely impact the Company’s revenues.

Developments in the securities processing industry, including shortened settlement cycles and straight-through-processing, will necessitate ongoing changes to the Company’s business and operations and will likely require additional investment in technology. The Company’s financial performance depends in part on its ability to develop and market new and innovative services, to adopt or develop new technologies that differentiate its products or provide cost efficiencies and to deliver these products and services to the market at a competitive price.

The Company uses trademark, trade secret, copyright and other proprietary rights and procedures to protect its intellectual property and technology resources. Despite the Company’s efforts, it cannot be certain that the steps it takes to prevent unauthorized use of its proprietary rights are sufficient to prevent misappropriation of its technology, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States. In addition, the Company cannot be sure that courts will adequately enforce contractual arrangements it has entered into to protect its proprietary technologies. If any of the Company’s proprietary information were misappropriated by or otherwise disclosed to the Company’s competitors, its competitive position could be adversely affected. The Company may incur substantial costs to defend ownership of its intellectual property or to replace misappropriated proprietary technology. If a third party were to assert a claim of infringement of its proprietary rights, obtained through patents or otherwise, against the Company with respect to one or more of its methods of doing business or conducting its operations, the Company would be required to spend significant amounts to defend such claims, develop alternative methods of operations or obtain a license from the third party.

Acts of Terrorism—Acts of terrorism may have a continuing negative impact on the Company’s business.

Acts of terrorism could have a significant impact on the Company’s business and operations. While the Company has in place business continuity and disaster recovery plans, acts of terrorism could still damage the Company’s facilities and disrupt or delay normal operations, and have a similar impact on the Company’s clients, suppliers, and counterparties. Acts of terrorism could also negatively impact the purchase of the Company’s products and services to the extent they resulted in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. The war in Iraq, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on the Company in ways that the Company is necessarily unable to predict.

The Company’s expenses have increased as a result of its responses to and new requirements to which the Company is subject as a result of the September 11, 2001 terrorist attacks. Among these responses have been actions taken to enhance the Company’s capabilities, disperse its operations and establish redundancies to avoid future disruptions in processing in the event of terrorist attacks or natural catastrophes. The Company has made substantial capital outlays for physical plant and computers and communications equipment, and will incur future costs to maintain such facilities. These and other costs are not by their nature intended to enhance profitability, and the Company cannot predict whether further new requirements will be imposed upon it or whether such new investments will be deemed prudent in the future, and, in either case, cause it to incur significant expenses unrelated to the enhancement of its operations and financial performance.

Reputational and Legal Risk—The Company’s business may be negatively affected by adverse publicity, regulatory actions or litigation with respect to the Company, other well-known companies and the financial services industry generally.

Adverse publicity and damage to the Company’s reputation arising from its failure or perceived failure to comply with legal and regulatory requirements, financial reporting irregularities involving other large and well known companies, increasing regulatory scrutiny of “know your customer” anti-money laundering and anti-terrorist financing procedures and their effectiveness, regulatory investigations of the mutual fund industry, including mutual funds advised by the Company, and litigation that arises from the failure or perceived failure of the Company to comply with legal and regulatory requirements, could result in increased regulatory supervision, affect the Company’s ability to attract and retain customers or maintain access to the capital markets, result in suits, enforcement actions, fines and penalties or have adverse effects on the Company in ways that are not predictable.

Uncertainty surrounding recently enacted legislation and regulatory changes under consideration in the securities industry, as well as investigations by various federal and state regulatory agencies, the Department of Justice and state attorneys general, and any related litigation, could have an adverse effect on investment activity generally and on the Company.

The Company’s subsidiaries are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers of the Company’s subsidiaries may make claims and take legal action pertaining to performance of fiduciary responsibilities. Whether customer claims and legal action related to the subsidiary’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the subsidiary they may result in financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Tax Laws and Regulations—Tax law changes or challenges by federal or state authorities to the Company’s tax positions with respect to historical transactions by federal or state authorities may adversely affect the Company’s net income, effective tax rate and the Company’s overall results of operations and financial condition.

The U.S. Treasury and Internal Revenue Service (“IRS”) have taken increasingly aggressive positions against certain corporate investment programs that either reduce or defer taxes. The IRS has challenged certain types of structured leasing investments referred to as LILOs, in which the Company engaged prior to mid-1999 and SILOs in which the Company engaged prior to 2004. See “Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements.

The Company has also entered into investments that produce synthetic fuel from coal byproducts. Section 29 of the Internal Revenue Code provides a tax credit for these types of transactions. The amount of the credit is dependent on the amount of synthetic fuel produced by these investments. Synthetic fuel production can be impacted by mine, workforce, transportation, and weather conditions among other factors. The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel produced in any given year are phased out if the reference price of a barrel of oil for that year falls within a specified, inflation-adjusted price range.

The Company estimates that the 2006 phase-out would begin if, for the entire calendar year of 2006, reference prices correspond to popularly published spot prices of approximately $59 for a barrel of oil and the credit would fully phase-out at popularly published spot prices of $73 for a barrel of oil. Tax legislation is currently pending before Congress which could mitigate the effect of the phase-out. If the legislation is not enacted, the Company anticipates a substantial phase-out for 2006.

The Company believes it has adequate tax reserves to cover its LILO exposure and any other potential tax exposures the IRS is likely to raise. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary, but the reserves may prove inadequate because the Company necessarily cannot accurately predict the outcome of any challenge, settlement or litigation or to what extent it will negatively affect the Company or its business.

Going forward, there may be fewer opportunities to participate in lease investing, tax credit programs and similar transactions that have benefited the Company in the past. This may adversely impact the Company’s net interest income and effective tax rate. In addition, changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on the Company’s results of operations.

Accounting Principles—Changes in accounting standards could have a material impact on the Company’s financial statements.

From time to time, the Financial Accounting Standards Board, the SEC, and bank regulators change the financial accounting and reporting standards governing the preparation of the Company’s financial statements. These changes are very difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations and other financial data, although, in certain instances, these changes may not have an economic impact on the Company’s business. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company restating prior period financial statements.

Loan Reserves—The Company could incur income statement charges if its loan reserves are inadequate.

The Company has credit exposure to the airline, automotive, and telecommunications industries, as well as to many other industries. The Company cannot provide any assurance as to whether charge-offs related to these sectors or to different credit risks may occur in the future. Though credit risk is inherent to lending activities, the Company’s revenues and profitability are adversely affected when its borrowers default in whole or in part on their loan obligations to it. The Company relies on its business experience to estimate future defaults, which it uses to create loan loss reserves against its loan portfolio. It cannot provide any assurance that these reserves, based on management estimates, will not be required to be augmented due to an unexpectedly high level of defaults. If loan reserves are not sufficient, the Company would be required to record a larger loan reserve against current earnings.

Holding Company—The Company is a holding company, and as a result is dependent on dividends from its subsidiaries, including the Bank, to meet its obligations, including its obligations with respect to its debt securities, and to provide funds for payment of dividends to its shareholders.

The Company is a non-operating holding company, whose principal asset and source of income is its investment in the Bank. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries and, therefore, it relies primarily on dividends from these subsidiaries to meet its obligations, including its obligations with respect to its debt securities, and to provide funds for payment of dividends to its shareholders, to the extent declared by its board of directors. There are various legal limitations on the extent to which the Bank and the other subsidiaries can finance or otherwise supply funds to the Company (by dividend or otherwise) and certain of its affiliates. Although the Company maintains cash positions for liquidity at the holding company level, if the Bank or other of the Company’s subsidiaries were unable to supply the Company with cash over time, it could be unable to meet its obligations, including its obligations with respect to its debt securities, or declare or pay dividends in respect of its capital stock. See “Certain Regulatory Considerations” elsewhere in this report.

Because the Company is a holding company, its rights and the rights of its creditors, including the holders of its debt securities, to a share of the assets of any subsidiary upon the liquidation or recapitalization of the subsidiary will be subject to the prior claims of the subsidiary’s creditors (including, in the case of the Bank and The Bank of New York (Delaware), their depositors), except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary. The rights of holders of the Company’s debt securities to benefit from those distributions will also be junior to those prior claims. Consequently, the debt securities of the Company will be effectively subordinated to all existing and future liabilities of the Company’s subsidiaries. A holder of Company debt securities should look only to the Company’s assets for payments in respect of those debt securities.

Anti-Takeover Provisions—Regulatory requirements, state corporation law and provisions of the Company’s certificate of incorporation and bylaws could delay, deter or prevent a takeover attempt that shareholders might perceive to be in their best interests.

Provisions of the Company’s articles of incorporation and by-laws, federal banking laws and the New York State Business Corporation Law could make it more difficult for a third party to acquire the Company, even if doing so would be perceived as beneficial to the Company’s shareholders. The combination of these provisions may hinder or prevent companies or persons from acquiring control of the Company without the consent of its board of directors, even in the event that a potential acquiror were to offer a premium over the then-prevailing price of its common stock, thus potentially adversely affecting the market price of its common stock.

WEBSITE INFORMATION

The Company makes available on its website: www.bankofny.com

•	All of its SEC filings, including annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, SEC Forms 3, 4 and 5 and its proxy statement as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC,

•	Its earnings releases and management conference calls and presentations, and

•	Its corporate governance guidelines and the charters of the Audit and Examining, Compensation and Organization and Nominating and Governance Committees of its Board of Directors.

The corporate governance guidelines and committee charters are available in print to any shareholder who requests them. Requests should be sent to The Bank of New York Company, Inc., Corporate Communications, One Wall Street, NY, NY 10286.

CODE OF ETHICS

The Company has adopted a code of ethics which it refers to as its Code of Conduct. The Code of Conduct applies to all employees of the Company and its subsidiaries, including its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Comptroller, as well as to directors of the Company. The Code of Conduct is posted on the Company’s website http://www.bankofny.com and is also available in print, without charge, to any shareholder who requests it. Requests should be sent to The Bank of New York Company, Inc., Corporate Communications, One Wall Street, NY, NY 10286. The Company intends to disclose on its website any amendments to or waiver of the Code of Conduct relating to executive officers (including the Specified Officers) or its directors.

C ONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

In November 2005, the Company moved its production data center to an out-of-region location in the mid-South region of the United States, centralizing the Company’s production sites. This was done in response to guidelines promulgated by the Federal Reserve Bank of New York, the Company’s primary regulator, stating that certain institutions important to the national financial infrastructure should provide geographical separation between production and recovery sites. The new data center allows the Company to consolidate the Company’s three primary production data centers into a single location, and in conjunction with a major site over 700 miles away, provides redundancy appropriate for the institution.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

AUDITOR’S ATTESTATION REPORT

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The Bank of New York Company, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that The Bank of New York Company, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of The Bank of New York Company Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Bank of New York Company, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Bank of New York Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bank of New York Company, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our reported dated February 22, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

New York, New York

February 22, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in New York, New York, on the 24th day of February, 2006.

The Bank of New York Company, Inc.

By:	/s/ THOMAS J. MASTRO
Thomas J. Mastro Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS A. RENYI Thomas A. Renyi	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	February 24, 2006

/S/ GERALD L. HASSELL Gerald L. Hassell	President and Director	February 24, 2006

/S/ BRUCE W. VAN SAUN Bruce W. Van Saun	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 24, 2006

/S/ THOMAS J. MASTRO Thomas J. Mastro	Comptroller (Principal Accounting Officer)	February 24, 2006

/S/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	February 24, 2006

/S/ NICHOLAS M. DONOFRIO Nicholas M. Donofrio	Director	February 24, 2006

/S/ RICHARD J. KOGAN Richard J. Kogan	Director	February 24, 2006

/S/ MICHAEL J. KOWALSKI Michael J. Kowalski	Director	February 24, 2006

/S/ JOHN A. LUKE, JR. John A. Luke, Jr.	Director	February 24, 2006

/S/ JOHN C. MALONE John C. Malone	Director	February 24, 2006

/S/ PAUL MYNERS Paul Myners	Director	February 24, 2006

/S/ CATHERINE A. REIN Catherine A. Rein	Director	February 24, 2006

Signature	Title	Date

/S/ WILLIAM C. RICHARDSON William C. Richardson	Director	February 24, 2006

/S/ BRIAN L. ROBERTS Brian L. Roberts	Director	February 24, 2006

/S/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	February 24, 2006

/S/ RICHARD C. VAUGHAN Richard C. Vaughan	Director	February 24, 2006

E XHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Filed	Pages
The Bank of New York Company, Inc. Consolidated Financial Statements	71 - 74
Notes to Consolidated Financial Statements	75 - 113
Report of Independent Registered Public Accounting Firm	114

Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

The exhibits filed as part of the 2005 Form 10-K are accessible at no cost on the Company’s Website at www.bankofny.com or through the United States Securities and Exchange Commission’s Website at www.sec.gov. Printed copies of the exhibits may be obtained by shareholders of record for $0.15 per page by writing to Patricia Bicket, Secretary, The Bank of New York, One Wall Street, New York, NY 10286.

The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

Exhibit No.
3(a)	The By-Laws of The Bank of New York Company, Inc. as amended through April 12, 2005 incorporated by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(b)	Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated May 8, 2001, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 filed June 7, 2001 (File No. 333-62516, 333-62516-01, 333-62516-02, 333-62516-03 and 333-62516-04).

4(a)	None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

*10(a)	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(b)	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(c)	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(d)	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(e)	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(f)	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No.
*(g)	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(h)	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(i)	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(j)	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*(k)	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(l)	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation, incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*(m)	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-Q for quarter ended September 30, 2000.

*(n)	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(jjj) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(o)	Amendment Number 14 dated June 28, 2002 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(p)	Amendment Number 15 dated June 30, 2003 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(q)	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(r)	Amendment Number 17 dated June 10, 2004 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

*(s)	Amendment Number 18 dated June 29, 2005 to the Trust Agreement related to executive compensation agreements.

*(t)	Compensation Agreement dated April 17, 1997, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*(u)	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit No.
*	(v)	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*	(w)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995, incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*	(x)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002 incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*	(y)	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*	(z)	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*	(aa)	Amendment dated November 14, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

*	(bb)	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(kk) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*	(cc)	2004 Management Incentive Compensation Plan of The Bank of New York Company, Inc. as Amended and Restated, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*	(dd)	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated March 31, 2003.

*	(ee)	Amendment dated December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.,

*	(ff)	1988 Long-Term Incentive Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

*	(gg)	Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*	(hh)	The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

*	(ii)	Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*	(jj)	Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit No.
*(kk)	Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(ll)	Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(mm)	Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc. incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(nn)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(oo)	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(pp)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(qq)	Amendment dated December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.

*(rr)	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

*(ss)	Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(tt)	Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(uu)	Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(vv)	Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(ww)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(xx)	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(yy)	Amendment dated December 13, 2005 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.

Exhibit No.
*(zz)	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(aaa)	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(bbb)	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(ccc)	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(ddd)	Amendment dated November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(eee)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(fff)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(ggg)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(hhh)	Employee Severance Agreement dated July 8, 2003 for an executive officer of the Company, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

*(iii)	Employee Severance Agreement dated July 1, 2005, incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended for June 30, 2005.

*(jjj)	Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company, incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(kkk)	Description of Remuneration Agreement dated December 13, 2000 between the Company and an executive officer of the Company incorporated by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(lll)	Form of Stock Option Agreement under the Company’s 2003 Long-Term Incentive Plan incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 2004.

*(mmm)	Form of Performance Share Agreement under the Registrant’s 2003 Long-Term Incentive Plan incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 2004.

*(nnn)	Form of Restricted Stock Agreement under the Company’s 2003 Long-Term Incentive Plan incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 2004.

(ooo)	Lease agreement dated July 16, 2004 between Suntrust Equity Funding, LLC and Tennessee Processing Center LLC.

Exhibit No.
(ppp)	Master agreement dated July 16, 2004 between The Bank of New York Company, Inc., Tennessee Processing Center LLC, and Suntrust Equity Funding, LLC.

(qqq)	Real Estate Lease Dated February 27, 2006 between 4101 Austin Boulevard Corp. and Fructibail Invest.

(rrr)	Real Estate Lease Waiver Agreement dated February 27, 2006 between 4101 Austin Boulevard Corp. and Fructibail Invest.

(sss)	Real Estate Sublease dated February 27, 2006 between The Bank of New York and Fructibail Invest.

(ttt)	Real Estate Sublease Waiver Agreement dated February 27, 2006 between The Bank of New York and Fructibail Invest.

(uuu)	Supplemental Agreement dated February 27, 2006 by and among Fructibail Invest, 4101 Austin Boulevard Corp. and the Bank of New York.

(vvv)	Guarantee of The Bank of New York Company, Inc. dated February 27, 2006.

12	Statement – Re: Computation of Earnings to Fixed Charges Ratios

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31(a)	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a Management Contract or Compensatory Plan or Arrangement