Form 10-Q
period 2006-03-31
BANK OF NEW YORK CO INC
filed 2006-05-08
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended March 31, 2006



  The Quarterly Report on Form 10-Q and cross reference index is on page 61.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights	                      1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction	                                      3
          - Overview	                                              3
          - First Quarter 2006 Highlights	                      4
          - Consolidated Income Statement Review	              5
          - Business Segment Review	                             10
          - Critical Accounting Policies	                     24
          - Consolidated Balance Sheet Review	                     28
          - Liquidity	                                             34
          - Capital Resources	                                     37
          - Trading Activities	                                     39
          - Asset/Liability Management	                             41
          - Statistical Information	                             42
          - Other Developments	                                     43
          - Forward-Looking Statements and
              Risk Factors That Could Affect Future Results	     45
          - Website Information	                                     47

         Consolidated Financial Statements
          - Consolidated Balance Sheets
             March 31, 2006 and December 31, 2005	             48
          - Consolidated Statements of Income
             for the Three Months Ended
             March 31, 2006 and 2005	                             49
          - Consolidated Statement of Changes In
             Shareholders' Equity for the Three
             Months Ended March 31, 2006	                     50
          - Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2006 and 2005	     51
          - Notes to Consolidated Financial Statements	        52 - 60

         Form 10-Q
          - Cover	                                             61
          - Controls and Procedures	                             62
          - Legal and Regulatory Proceedings	                     62
          - Risk Factors	                                     63
          - Unregistered Sales of Equity Securities
             and Use of Proceeds	                             64
          - Exhibits	                                             65
          - Signature	                                             66


                               THE BANK OF NEW YORK COMPANY, INC.
                               Consolidated Financial Highlights
                        (Dollars in millions, except per share amounts)
                                           (Unaudited)

                                              March 31,     December 31,     March 31,
                                                2006           2005            2005
                                            ------------  --------------  -------------
  Quarter
  -------
  Net Interest Income                       $        488   $         492   $        455
  Noninterest Income                               1,332           1,273          1,178
                                            ------------   -------------   ------------
                                                   1,820           1,765          1,633
  Tax Equivalent Adjustment                            7               7              7
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      1,827   $       1,772   $      1,640
                                            ============   =============   ============

  Net Income                                $        422   $         405   $        379
  Basic EPS                                         0.55            0.53           0.49
  Diluted EPS                                       0.55            0.53           0.49
  Cash Dividends Per Share                          0.21            0.21           0.20
  Return on Average Common
   Shareholders' Equity                            17.31%          16.57%         16.52%
  Return on Average Assets                          1.61            1.53           1.55

  Efficiency Ratio                                  65.1            65.5           66.2

  Assets                                    $    103,611   $     102,074   $     96,537
  Loans                                           40,054          40,726         38,764
  Securities                                      27,288          27,326         23,907
  Deposits - Domestic                             35,175          37,374         33,634
           - Foreign                              30,049          27,050         25,328
  Long-Term Debt                                   8,309           7,817          7,389
  Common Shareholders' Equity                     10,101           9,876          9,335

  Common Shareholders'
   Equity Per Share                         $      13.09   $       12.79   $      12.02
  Market Value Per Share
   of Common Stock                                 36.04           31.85          29.05

  Allowance for Loan Losses as
   a Percent of Total Loans                         1.05%           1.01%          1.50%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                    1.21            1.19           1.78
  Total Allowance for Credit Losses as
   a Percent of Total Loans                         1.41            1.39           1.85
  Total Allowance for Credit Losses as
   a Percent of Non-Margin Loans                    1.63            1.63           2.19


  Tier 1 Capital Ratio                              8.28            8.38           8.13
  Total Capital Ratio                              12.44           12.48          12.54
  Leverage Ratio                                    6.51            6.60           6.56
  Tangible Common Equity Ratio                      5.42            5.58           5.48

  Employees                                       23,500          23,451         23,160


                               THE BANK OF NEW YORK COMPANY, INC.
                               Consolidated Financial Highlights
                        (Dollars in millions, except per share amounts)
                                           (Estimated)

                                              March 31,     December 31,     March 31,
                                                2006           2005            2005
                                           -------------   -------------   -------------
  Assets Under Custody (In trillions)
  -----------------------------------
  Assets Under Custody                      $       11.3   $        10.9   $        9.9

   Equity Securities                                  33%             32%            34%
   Fixed Income Securities                            67              68             66

   Cross-Border Assets Under Custody        $        3.7   $         3.4   $        2.8

  Assets Under Management (In billions)
  -------------------------------------
    Asset Management Sector                 $        113   $         105   $        105
         Equity Securities                        37              37             37
         Fixed Income Securities                  21              21             21
         Alternative Investments                  26              15             16
         Liquid Assets                            29              32             31
    Foreign Exchange Overlay                          11              10              9
    Securities Lending Short-term
      Investment Funds                                49              40             36
                                            ------------   -------------   ------------
  Total Assets Under Management             $        173   $         155   $        150
                                            ============   =============   ============


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations ("MD&A")
  ------------------------------

INTRODUCTION

     The Bank of New York Company, Inc.'s (the "Company") actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons that are discussed below and under the heading "Forward-Looking Statements and Risk Factors That Could Affect Future Results." When used in this report, the words "estimate," "forecast," "project," "anticipate," "expect," "intend," "believe," "plan," "goal," "should," "may," "strategy," "target," and words of similar meaning are intended to identify forward-looking statements in addition to statements specifically identified as forward-looking statements. In addition, certain business terms used in this document are defined in the Company's 2005 Annual Report on Form 10-K.

OVERVIEW

     The Bank of New York Company, Inc. (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to move and manage their financial assets in more than 100 markets worldwide. The Company has a long tradition of collaborating with clients to deliver innovative solutions through its core competencies: institutional services, private banking, and asset management. The Company's extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments, and foundations. Its principal subsidiary, The Bank of New York, founded in 1784, is the oldest bank in the United States and has consistently played a prominent role in the evolution of financial markets worldwide.

     The Company's strategy over the past decade has been to focus on highly scalable, fee-based securities servicing and fiduciary businesses, and it has achieved top three market share in most of its major product lines. The Company distinguishes itself competitively by offering one of the industry's broadest arrays of products and services around the investment lifecycle. These include:

*    advisory and asset management services to support the investment decision;
*    extensive trade execution, clearance and settlement capabilities;
* custody, securities lending, accounting, and administrative services for investment portfolios;
* sophisticated risk and performance measurement tools for analyzing portfolios; and
*    services for issuers of both equity and debt securities.

     By providing integrated solutions for clients' needs, the Company strives to be the preferred partner in helping its clients succeed in the world's rapidly evolving financial markets.

     The Company's key objectives include:

*    achieving positive operating leverage on an annual basis; and
* sustaining top-line growth by expanding client relationships and winning new ones.

     To achieve its key objectives, the Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. The Company has acquired over 90 businesses over the past ten years, almost exclusively in its securities servicing and asset management areas. The acquisition of Pershing LLC ("Pershing") in 2003 for $2 billion was the largest of these acquisitions completed to date. The acquisition of the corporate trust business of JPMorgan Chase & Co. ("JPMorgan Chase"), announced in April 2006, will also contribute to the Company's ability to achieve its key objectives. See "Other Developments."

     As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited several of its slower growth traditional banking businesses over the past decade. The Company's more significant actions include selling its credit card business in 1997 and its factoring business in 1999, significantly reducing non-financial corporate credit exposures by 41% from December 31, 2001 to December 31, 2005, and, most recently, announcing an agreement to sell retail and regional middle market businesses to JPMorgan Chase. To the extent these actions generated capital, the capital has been reallocated to the Company's higher-growth businesses.

     The Company's business model is well positioned to benefit from a number of long-term secular trends. These include:

*	growth of worldwide financial assets,
*	globalization of investment activity,
*	structural market changes, and
*	increased outsourcing.

     These trends benefit the Company by driving higher levels of financial asset trading volume and other transactional activity, as well as higher asset price levels and growth in client assets, all factors by which the Company prices its services. In addition, international markets offer excellent growth opportunities.

FIRST QUARTER 2006 HIGHLIGHTS

     The Company reported first quarter net income of $422 million, compared with $379 million in the year-ago quarter and diluted earnings per share of 55 cents, up 12% over the 49 cents earned in the first quarter of 2005. In the fourth quarter of 2005, earnings were $405 million and 53 cents.


     Additional highlights for the quarter include:

*    Positive operating leverage over year-ago and sequential periods.
* Securities servicing fees up 11% versus the year-ago quarter. The growth was led by strong performance in issuer services, broker-dealer services, and execution and clearing services.
* Net interest income was up 7% over last year, reflecting growth in liquidity from the Company's core servicing businesses.
* Foreign exchange and other trading revenues were up 20% from the year-ago quarter.
* Private banking and asset management revenues were up 16% from the year-ago quarter reflecting both organic growth and the acquisition of Alcentra Group Limited and Urdang Capital Management.

     On April 8, 2006, the Company announced a definitive agreement with JPMorgan Chase to acquire its corporate trust business, with JPMorgan Chase acquiring the Company's retail and regional middle market banking businesses. The transaction will strengthen the Company's leadership position in corporate trust both in the U.S. and internationally, serving a combined client base with $8 trillion in total debt outstanding in 20 countries.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

                                                 Percent Inc/(Dec)
                                                 -----------------
                                                 1Q06 vs. 1Q06 vs.
(Dollars in millions)        1Q06   4Q05   1Q05    4Q05     1Q05
                            ------ ------ ------ -------- --------
Servicing Fees
  Securities                $  831 $  814 $  750      2%      11%
  Global Payment Services       70     68     75      3       (7)
                            ------ ------ ------
                               901    882    825      2        9
Private Banking
 and Asset Management Fees     141    128    122     10       16
Service Charges and Fees        89     94     92     (5)      (3)
Foreign Exchange and
 Other Trading Activities      115     98     96     17       20
Securities Gains                17     18     12     (6)      42
Other                           69     53     31     30      123
                            ------ ------ ------
Total Noninterest Income    $1,332 $1,273 $1,178      5       13
                            ====== ====== ======

     The increase in noninterest income versus the first quarter of 2005 reflects positive revenue trends in securities servicing, foreign exchange and other trading, private banking and asset management, and other income. On a sequential-quarter basis, noninterest income primarily reflects increases in foreign exchange and other trading, private banking and asset management, and other income.

     The following table provides the breakdown of securities servicing fees.


                                                                 Percent Inc/(Dec)
                                                                 -----------------
                                                                 1Q06 vs. 1Q06 vs.
(Dollars in millions)                        1Q06   4Q05   1Q05    4Q05     1Q05
                                           ------ ------ ------ -------- --------
Execution and Clearing Services            $  339 $  321 $  293       6%      16%

Issuer Services                               154    171    139     (10)      11

Investor Services                             277    264    263       5        5

Broker-Dealer Services                         61     58     55       5       11
                                           ------ ------ ------
Securities Servicing Fees                  $  831 $  814 $  750       2       11
                                           ====== ====== ======

     Double-digit securities servicing fee growth over the first quarter of 2005 reflects strong performance within issuer services, broker-dealer services, and execution and clearing services. On a sequential-quarter basis, fees were moderately higher, reflecting strong growth in execution and clearing services, broker-dealer services and investor services, partially offset by seasonally slower activity in issuer services. See "Institutional Services Segment" in "Business Segment Review" for additional details.

     Global payment services fees decreased from the first quarter of 2005 but increased moderately on a sequential-quarter basis. The year-over-year decline reflects customers choosing to pay with higher compensating balances, which benefits net interest income. The sequential increase reflects growth from U.S. financial institutions. On an invoiced services basis, total revenue was up 6% over the first quarter of 2005 and 1% sequentially.

     Private banking and asset management fees increased significantly from the first quarter of 2005 and on a sequential-quarter basis primarily due to the acquisition of Alcentra Group Limited ("Alcentra") on January 3, 2006 and the acquisition of Urdang Capital Management ("Urdang") on March 2, 2006, as well as higher fees in private banking. Total assets under management were $113 billion, up from $105 billion at March 31, 2005 and December 31, 2005.

     Service charges and fees were down from the first quarter of 2005 and the fourth quarter of 2005. The year-over-year decline reflects lower underwriting fees. The sequential quarter decrease is due to lower syndication fees.

     Foreign exchange and other trading revenues were up significantly from the first quarter of 2005 and on a sequential-quarter basis. Foreign exchange was up from the first quarter of 2005 and sequentially due to higher volumes fueled by cross-border investment, particularly in emerging markets. On a year-over-year basis, other trading decreased slightly reflecting a decline in interest rate derivative activity and lower trading revenues at Pershing. On a sequential-quarter basis, other trading increased primarily as a result of improved performance in fixed income trading.

     Securities gains in the first quarter increased $5 million from the year-ago quarter and decreased slightly on a sequential-quarter basis. The gains in the quarter were primarily attributable to the Company's sponsor fund portfolio.

     Other noninterest income is attributable to asset-related gains, equity investments, and other transactions. Asset-related gains include gains on lease residuals, as well as loan and real estate dispositions. Equity investment income primarily reflects the Company's proportionate share of the income from its investment in Wing Hang Bank Limited, AIB/BNY Securities Services (Ireland) Limited, and RBSI Securities Services (Holdings) Limited. Other income primarily includes income or loss from insurance contracts, low income housing and other investments as well as various miscellaneous revenues. The breakdown among these three categories is shown below:

Other Noninterest Income

(In millions)                          1Q06        4Q05         1Q05
-------------------------------   ----------  ----------  ----------
Asset-Related Gains               $       47  $       27  $       14
Equity Investment Income                  11           9          12
Other		                          11          17           5
                                  ----------  ----------  ----------
Total Other Noninterest Income    $       69  $       53  $       31
                                  ==========  ==========  ==========


     Other noninterest income increased versus the first quarter of 2005 and the fourth quarter of 2005. In the first quarter of 2006, asset-related gains included a pre-tax gain of $31 million related to the conversion of the Company's New York Stock Exchange seats into cash and shares of NYSE. Asset-related gains in the fourth quarter of 2005 included the sale of a building for a $10 million pre-tax gain and four New York Stock Exchange seats for a $6 million pre-tax gain.

     During the first quarter of 2006, the higher than anticipated gain on the NYSE seats was partially offset by several items, affecting both revenues and expenses of the Company including: the impact of the loss of a major Pershing customer ($6 million) for which the Company is pursuing a termination fee; a final adjustment to the Company's reserve position with the Federal Reserve Bank ($6 million); and severance tied to relocation initiatives ($6 million).

Net Interest Income
-------------------
                                                Percent
                                                Inc/(Dec)
                                             ------------
(Dollars in millions)                         1Q06   1Q06
                                               vs.    vs.
                         1Q06   4Q05   1Q05   4Q05   1Q05
                        ------ ------ ------ -----  -----
Net Interest Income     $  488 $  492 $  455    (1)%    7%
Tax Equivalent
 Adjustment*                 7      7      7
                        ------ ------ ------
Net Interest
 Income on a Tax
 Equivalent Basis       $  495 $  499 $  462    (1)     7
                        ====== ====== ======
Net Interest Rate
 Spread                   1.73%  1.71%  1.94%
Net Yield
 on Interest
 Earning Assets           2.35   2.35   2.36

* A number of amounts related to net interest income are presented on a "tax equivalent basis" for better comparability. To calculate the tax equivalent revenues and profit or loss, the Company adjusts tax-exempt revenues and the income or loss from such tax-exempt revenues to show these items as if they were taxable, applying an assumed tax rate of 35 percent. The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

       Net interest income increased on a year-over-year quarterly basis reflecting higher earning assets and the higher value of interest-free balances in a rising rate environment. Average earning assets increased to $84.5 billion in the first quarter of 2006 from $79.5 billion in last year's first quarter. Net interest income decreased on a sequential-quarter basis reflecting a decline in interest earning assets, the loss of a major Pershing customer, the funding of Alcentra and Urdang acquisitions, and fewer days in the quarter. The first quarter of 2006 included a $6 million impact of a cumulative adjustment in the Company's reserve position with the Federal Reserve Bank, which concludes this matter, while the fourth quarter of 2005 reflected $8 million related to this item.

     The net interest income rate spread was 1.73% in the first quarter of 2006, compared with 1.94% in the first quarter of 2005 and 1.71% in the fourth quarter of 2005. The net yield on interest earning assets was 2.35% in the first quarter of 2006, compared with 2.36% in the first quarter of 2005 and 2.35% in the fourth quarter of 2005.

Noninterest Expense and Income Taxes
------------------------------------
                                              Percent Inc/(Dec)
                                              -----------------
                                              1Q06 vs. 1Q06 vs.
(Dollars in million)      1Q06   4Q05   1Q05   4Q05     1Q05
                         ------ ------ ------ -------- --------
Salaries and
  Employee Benefits      $  668 $  647 $  618      3%       8%
Net Occupancy                88     84     78      5       13
Furniture and Equipment      53     53     52      -        2
Clearing                     50     50     46      -        9
Sub-custodian Expenses       34     24     23     42       48
Software                     56     53     53      6        6
Communications               27     26     23      4       17
Amortization
 of Intangibles              13     12      8      8       63
Other                       189    199    176     (5)       7
                         ------ ------ ------
Total Noninterest
   Expense               $1,178 $1,148 $1,077      3        9
                         ====== ====== ======


     Noninterest expense increased compared with the first quarter of 2005 and the fourth quarter of 2005. The increase versus the year-ago quarter reflects increased staffing costs associated with new business and acquisitions, as well as higher pension expenses. Occupancy increased reflecting acquisitions and higher business continuity expenses.

     Relative to the year-ago quarter, salaries rose 6% as tight headcount control and reengineering and relocation projects offset the impact of growth related to business wins, and acquisitions, as well as the impact of severance and additional legal and compliance personnel. Severance expense, which was largely related to relocation initiatives, was $6 million in the first quarter of 2006. Benefit expense increased due to higher pension and medical costs, as well as higher incentives tied to growth in revenues. Salaries and employee benefits expense for the first quarter increased on a sequential-quarter basis, reflecting higher seasonal social security expense, higher pension expenses reflecting the new 2006 assumptions, and increased expenses associated with acquisitions. During the quarter, headcount increased by 49 people reflecting additions related to Alcentra and Urdang.

     Occupancy expenses were up on a year-over-year quarter basis reflecting the costs associated with the Company's new out-of-region data center in the mid-south region of the U.S. and the growth center in Manchester, England. On a sequential-quarter basis, occupancy expenses were up 5%, primarily reflecting acquisitions.

     Clearing and sub-custodian expenses, which are tied to transaction volumes, were up $10 million, or 14%, sequentially on a combined basis to $84 million. Sub-custodian expenses increased on a year-over-year basis and on a sequential-quarter basis reflecting higher level of business activity.

     The increase in software expense versus a year ago reflects spending and development to support business growth.

     Other noninterest expense is attributable to vendor services, business development, legal expenses, settlements and claims, and other. Vendor services include professional fees, computer services, market data, courier, and other services. Business development includes advertising, charitable contributions, travel, and entertainment expenses. The breakdown among these four categories is shown below:

Other Noninterest Expense

(In millions)                          1Q06        4Q05        1Q05
-------------------------------   ----------  ----------  ----------
Vendor Services                   $       81  $       88  $       80
Business Development                      32          37          26
Legal Fees, Settlements and Claims        23          23          20
Other		                          53          51          50
                                  ----------  ----------  ----------
Total Other Noninterest Expense   $      189  $      199  $      176
                                  ==========  ==========  ==========

     Other expenses were higher compared with the first quarter of 2005 reflecting higher costs for advertising and travel and entertainment in business development, as well as other expenses associated with business growth. On a sequential-quarter basis, the decline in vendor services was due to lower Depository Trust Company and consulting expenses. The sequential decrease in business development primarily reflects seasonally lower travel and entertainment expenses.

     The effective tax rate for the first quarter of 2006 was 33.7%, compared to 33.1% in the first quarter of 2005 and 33.3% in the fourth quarter of 2005. The increases primarily reflect lower expected Section 29 tax credits.


Credit Loss Provision and Net Charge-Offs
-----------------------------------------

(In millions)                    1Q06      4Q05      1Q05
                               -------   -------   -------
Provision                      $     5   $    10   $   (10)
                               =======   =======   =======
Net Charge-offs:
  Commercial                   $     1   $  (139)  $    (3)
  Foreign                            2        (1)        -
  Regional Commercial                1        (3)       (2)
  Consumer                          (8)       (8)       (5)
                               -------   -------   -------
     Total                     $    (4)  $  (151)  $   (10)
                               =======   =======   =======

     The provision was $5 million in the first quarter of 2006, compared to a credit to the provision of $10 million in the first quarter of 2005 and a provision of $10 million in the fourth quarter of 2005. The sequential decline in the provision reflects a decline in charge-offs and a decline in nonperforming loans.

     The total allowance for credit losses was $566 million at March 31, 2006, $716 million at March 31, 2005 and $565 million at December 31, 2005. The total allowance for credit losses as a percent of non-margin loans was 1.63% at March 31, 2006, compared with 2.19% at March 31, 2005 and 1.63% at December 31, 2005.

     Net charge-offs were $4 million in the first quarter of 2006 versus $10 million in the first quarter of 2005 and $151 million in the fourth quarter of 2005. These represent 0.04% of total loans in the most recent quarter, compared with 0.10% in the quarter-ended March 31, 2005 and 1.48% in the quarter-ended December 31, 2005. During the fourth quarter of 2005, the Company charged-off $140 million of leases with two domestic bankrupt airline customers.

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

     In 2005, the Company determined that it is appropriate to modify its segment presentation in order to provide more transparency into its results of operations and to better reflect modifications in the management structure that the Company implemented during the fourth quarter of 2005. As such, the Company identified four major business segments for assessing its overall performance, with the Institutional Services Segment being further subdivided into four business groupings. These segments are shown below:

*    Institutional Services Segment
        o    Investor & Broker-Dealer Services Business
        o    Execution & Clearing Services Business
        o    Issuer Services Business
        o    Treasury Services Business
*    Private Bank & BNY Asset Management Segment
*    Retail & Middle Market Banking Segment
*    Corporate and Other Segment

     All prior periods have been restated to reflect this realignment. Other specific accounting principles employed include:

* The measure of revenues and profit or loss by a segment has been adjusted to present segment data on a tax equivalent basis.
* The provision for credit losses allocated to each segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following factors among others: historical charge-off experience and the volume, composition, and size of the credit portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles.
* Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment.
* Net interest income is allocated to segments based on the yields on the assets and liabilities generated by each segment. Assets and liabilities generated by credit-related activities are allocated to businesses based on borrower usage of those businesses' products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services. Segments with a net liability position are allocated assets primarily from the securities portfolio.
* Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to Investor & Broker-Dealer services business (which includes the Company's custody operations.)
* Noninterest income associated with Treasury-related services (global payment services for corporate customers, as well as lending and credit-related services) is similarly allocated back to the other Institutional Services businesses.
* Support and other indirect expenses are allocated to segments based on internally-developed methodologies.

DESCRIPTION OF BUSINESS SEGMENTS

     The activities within each business segment are described below.

Institutional Services Segment
------------------------------

Investor & Broker-Dealer Services Business
------------------------------------------

     Investor & Broker-Dealer Services includes global custody, global fund services, securities lending, global liquidity services, outsourcing, government securities clearance, collateral management, credit-related services, and other linked revenues, principally foreign exchange and execution and clearing revenues.

     In Investor Services, the Company is one of the leading custodians with $11.3 trillion of assets under custody at March 31, 2006. The Company is one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $1.7 trillion in total assets. The Company also services more than 15% of the total industry assets for exchange-traded funds, and is a leading U.K. custodian. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.5 trillion in 27 markets around the world.

     The Company's Broker-Dealer Services business clears approximately 50% of transactions in U.S. Government securities. The Company is a leader in global clearance, clearing equity and fixed income transactions in 101 markets. With over $1.2 trillion in tri-party balances worldwide, the Company is the world's largest collateral management agent.

Execution & Clearing Services Business
--------------------------------------

     The Company provides execution, clearing and financial services outsourcing solutions in over 80 global markets, executing trades for 675 million shares and clearing one million trades daily. In Execution Services, the Company provides broker-assisted and electronic trading services, transition management, and independent research services. The Company's Execution Services business is one of the largest global institutional agency brokerage organizations. In addition, it is one of the leading institutional electronic brokers for non-U.S. dollar equity execution.

     The Company's Pershing subsidiary provides clearing, execution, financing, and custody for introducing broker-dealers and registered investment advisors. Pershing services more than 1,100 retail and institutional financial organizations and independent investment advisors who collectively represent nearly six million individual investors.

Issuer Services Business
------------------------

     Issuer Services includes corporate trust, depositary receipts, employee investment plan services, stock transfer, and credit-related services.

     In Issuer Services, the Company is depositary for more than 1,230 American and global depositary receipt programs, with a 64% market share, servicing leading companies from 60 countries. As a trustee, the Company provides diverse services for corporate, municipal, structured, and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $3 trillion in outstanding debt securities. The Company is the third largest stock transfer agent in the United States, servicing more than 16 million shareowners. Employee Investment Plan Services has more than 124 clients with 650,000 employees in over 54 countries.

Treasury Services Business
--------------------------

     Treasury Services includes global payment services for corporate customers as well as lending and credit-related services.

     Corporate global payment services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity, and make payments around the world in more than 90 different countries. The Company maintains a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. The Company is one of the largest funds transfer banks in the U.S. transferring over $1.18 trillion daily via more than 150,000 wire transfers.

     The Company provides lending and credit-related services to large public and private corporations nationwide. Special industry groups focus on industry segments such as media, telecommunications, cable, energy, real estate, retailing, and healthcare. Credit-related revenues are allocated to businesses other than Treasury Services to the extent the borrower uses that businesses' products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services. Through BNY Capital Markets, Inc., the Company provides a broad range of capital markets and investment banking services including syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services. The Company is an active arranger or agent of syndicated financings for clients in the U.S., having completed during the first quarter of 2006 21 transactions totaling in excess of $11.5 billion.

     For its credit services business overall, the Company's corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.


Private Bank & BNY Asset Management Segment

     The Private Bank & BNY Asset Management Segment includes traditional banking and trust services for wealthy clients and investment management services for institutional and high-net-worth clients. In private banking, the Company offers a full array of wealth management services to help individuals plan, invest, and arrange intergenerational wealth transition, which includes financial and estate planning, trust and fiduciary services, customized banking services, brokerage and investment solutions.

    BNY Asset Management provides investment solutions for some of the wealthiest individuals, largest corporations and most prestigious organizations around the world applying a broad spectrum of investment strategies and wealth management solutions. BNY Asset Management's alternative strategies have expanded to include funds of hedge funds, private equity, alternative fixed income, and real estate.


     The Company's asset management subsidiaries include:

* Ivy Asset Management Corporation, one of the country's leading fund of hedge funds firms, offers a comprehensive range of multi-manager hedge fund products and customized portfolio solutions.

* Alcentra offers sophisticated alternative credit investments, including leveraged loans and subordinated and distressed debt.

* Urdang, a real estate investment firm, offers the opportunity to invest in real estate through separate accounts, a closed-end commingled fund that invests directly in properties, and a separate account that invests in publicly-traded REITs.

* Estabrook Capital Management LLC offers value-oriented investment management strategies, including socially responsible investing.

* Gannett Welsh & Kotler specializes in tax-exempt securities management and equity portfolio strategies.

 	The Company also provides investment management services directly to institutions and manages the "Hamilton" family of mutual funds.

Retail & Middle Market Banking Segment
--------------------------------------

     The Retail Bank includes branch banking, consumer, small business, residential mortgage and asset management activities conducted through the Company's investment centers. The Company's retail franchise includes more than 600,000 consumer relationships and 100,000 business relationships. As of March 31, 2006, the Company operates 342 branches in 23 counties in the New York tri-state region. The Company has 241 branches in New York, 93 in New Jersey and 8 in Connecticut. The New York branches are primarily suburban-based with 118 in upstate New York, 85 on Long Island and 38 in New York City. The retail network is a significant source of low-cost funding and provides a platform to cross-sell core services to both individuals and small businesses in the New York metropolitan area. The branches have been a source of private client referrals. Small business and investment centers are set up in the largest 100 branches.

     Investment centers provide personalized professional investment counseling to individuals. Products include mutual funds, annuities, and discount brokerage services.

     In middle market lending, the Company's regional commercial banking and regional commercial real estate divisions provide financing for a variety of businesses based in the New York metropolitan area. The types of financing include lines of credit, term loans, global trade services, and commercial mortgages.

     The Company has entered into a definitive agreement to sell to JPMorgan Chase substantially all of the assets of the Company's retail and regional middle market banking businesses. At closing, the Company will retain four branch offices as part of a network of offices in the tri-state area for private banking clients. For further details, see "Other Developments."

     The Company will report the businesses in this segment as discontinued operations in the second quarter of 2006. Effective upon the close of the transaction, the Company will cease to report this segment.

Corporate and Other Segment
---------------------------

     The Corporate and Other Segment primarily includes the Company's leasing operations and corporate overhead. Net interest income in this segment primarily reflects the funding cost of goodwill and intangibles. The tax equivalent adjustment on net interest income is eliminated in this segment. Provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the other three reportable segments and the Company's recorded provision. The Company's approach to acquisitions is highly centralized and controlled by senior management. Accordingly, the resulting goodwill and other intangible assets are included in this segment's assets. Noninterest expense includes the related amortization. Noninterest income primarily reflects leasing, securities gains, and income from the sale of other corporate assets. Noninterest expenses include direct expenses supporting the leasing activities as well as certain corporate overhead not directly attributable to the operations of the other segments.

Segment Analysis

Institutional Services Segment
------------------------------
                                                                 Inc/(Dec)
                                                           -------------------
                                                            1Q06 vs.  1Q06 vs.
(In millions)                 1Q06       4Q05       1Q05      4Q05      1Q05
-------------------         --------   --------   --------  --------  --------
Net Interest Income         $    315   $    314   $    280  $      1  $     35
Noninterest Income             1,123      1,079      1,001        44       122
Total Revenue                  1,438      1,393      1,281        45       157
Provision for Credit Losses       16         14         16         2         -
Noninterest Expense              906        881        833        25        73
Income Before Taxes              516        498        432        18        84

Average Assets                79,032     78,333     73,832       699     5,200
Average Deposits              48,840     48,284     42,574       556     6,266

     The Company's Institutional Services business is conducted in four business groupings: Investor & Broker-Dealer Services, Execution & Clearing Services, Issuer Services, and Treasury Services. Income before taxes was up 19% to $516 million for the first quarter of 2006 from $432 million in the first quarter of 2005, and up 4% from $498 million in the fourth quarter of 2005.

     Equity volumes and pricing levels were up during the most recent quarter, and cross-border activity levels were strong. As a result, the Company's equity-linked businesses performed well. Execution and clearing and depositary receipts businesses both showed good year-over-year growth. The fixed income markets were stable, and as a result the Company's securities lending, broker-dealer services and institutional trust businesses all improved on a year-over-year basis. Other areas demonstrating strong growth include foreign exchange and alternative investment servicing.

Market Data
-----------

                                                            Percent Inc/(Dec)
                                                            ------------------
                                                            1Q06 vs.  1Q06 vs.
                                  1Q06      4Q05      1Q05      4Q05      1Q05
                              --------  --------  --------  --------  --------
S&P 500
 (registered trademark) Index    1,295     1,248     1,181         4%       10%
NASDAQ
 (registered trademark) Index    2,340     2,205     1,999         6        17
Lehman Brothers
 Aggregate Bond
 (registered service mark)
 Index                           205.9     206.2     214.0         -        (4)
MSCI (registered trademark)
 EAFE                          1,827.7   1,680.1   1,503.9         9        22
NYSE Volume (In billions)        108.4     105.9      99.4         2         9
NASDAQ
 (registered trademark)
 Volume (In billions)            129.4     110.6     121.2        17         7



     The S&P 500 (registered terademark) Index was up 4% sequentially for the quarter, with average daily price levels up 4% from the fourth quarter of 2005. Performance for the NASDAQ (registered trademark) Index was up 6% sequentially for the first quarter of 2006, with average daily prices up by 5%. Globally, the MSCI (registered trademark) EAFE index was up 9%. On a sequential-quarter basis, combined NYSE and NASDAQ (registered trademark) non-program trading volumes were up an estimated 13%. Average fixed-income trading volume was up 5% sequentially.

     As of March 31, 2006, assets under custody rose to $11.3 trillion, from $9.9 trillion at March 31, 2005 and $10.9 trillion at December 31, 2005. The increase in assets under custody relative to both time periods primarily reflects rising equity prices and new business wins. Equity securities comprised 33% of the assets under custody at March 31, 2006 compared with 32% at December 31, 2005, while fixed income securities were 67% compared with 68% at December 31, 2005. Assets under custody in the first quarter consisted of assets related to the custody and mutual funds businesses of $7.6 trillion, broker-dealer services assets of $2.3 trillion, and all other assets of $1.4 trillion.

     The results for the businesses in the Institutional Services Segment are discussed below.

Investor & Broker-Dealer Services Business
------------------------------------------

                                                                 Inc/(Dec)
                                                            ------------------
                                                            1Q06 vs.   1Q06 vs.
(In millions)                   1Q06      4Q05      1Q05      4Q05       1Q05
---------------------         --------  --------  --------  --------  --------
Net Interest Income           $    149  $    148  $    139  $      1 $      10
Noninterest Income                 491       469       441        22        50
Total Revenue                      640       617       580        23        60
Provision for Credit Losses          3         2         2         1         1
Noninterest Expense                438       425       393        13        45
Income Before Taxes                199       190       185         9        14

Average Assets                  38,163    38,138    36,376        25     1,787
Average Deposits                31,357    30,799    27,498       558     3,859
Nonperforming Assets                 6         5        25         1       (19)
Net Charge-offs                      1         -         -         1         1


     In the first quarter of 2006, income before taxes in the Investor & Broker-Dealer Services business increased to $199 million from $185 million in the first quarter of 2005 and $190 million in the fourth quarter of 2005. The year-over-year increase reflects improvements in net interest income and noninterest income. The sequential quarter increase reflects higher noninterest income.

     Noninterest income was $491 million in the first quarter of 2006, compared with $441 million in the first quarter of 2005 and $469 million in the fourth quarter of 2005. The increase in noninterest income in the first quarter of 2006 relative to both time periods is attributable to an increase in both investor and broker-dealer service fees as well as foreign exchange and other trading revenue generated by clients in this segment.

     Investor services fees increased compared with a year ago and the fourth quarter of 2005. The year-over-year and sequential increases reflect strong performance in securities lending and alternative asset servicing as well as higher custody fees. Securities lending fees showed good growth in the first quarter benefiting from higher loan volumes, driven by new business wins as well as a favorable spread environment. Offsetting this strong performance were revenue losses due to mutual fund clients that transferred to another provider during late 2005.

     Broker-dealer services fees increased compared with a year ago and the fourth quarter of 2005. The increases reflect greater domestic and global collateral management fees due to strong growth in cross-border activity between the U.S. and Europe and higher values in global markets. The Company now handles approximately $1.2 trillion of financing for the Company's broker-dealer clients daily through tri-party collateralized financing agreements, up approximately 20% from a year ago.

    Net interest income in the Investor & Broker-Dealer Services business was $149 million in the first quarter of 2006, compared with $139 million in the first quarter of 2005 and $148 million in the fourth quarter of 2005. On a year-over-year basis, net interest income growth in the first quarter reflects increased deposit flows from customers in both businesses and higher rates. Average deposits generated by the Investor & Broker-Dealer Services business were $31.4 billion in the first quarter of 2006, compared with $27.5 billion in the first quarter of 2005 and $30.8 billion in the fourth quarter of 2005. Average assets in the business were $38.2 billion in the first quarter of 2006, compared with $36.4 billion in the first quarter of 2005 and $38.1 billion in the fourth quarter of 2005.

     Noninterest expense was $438 million in the first quarter of 2006, compared with $393 million in the first quarter of 2005 and $425 million in the fourth quarter of 2005. The year-over-year increase in noninterest expense was due to higher costs tied to increased activity levels, as well as the upfront expenses associated with the implementation of cost reduction initiatives and higher pension and occupancy expense. The sequential rise in noninterest expense in the first quarter was attributable primarily to higher salaries, benefits and sub-custody expenses, seasonal increases in social security expenses, increased technology costs, and higher pension expenses.

     Net charge-offs were $1 million in the first quarter of 2006, compared with zero in the first quarter of 2005 and in the fourth quarter of 2005. Nonperforming assets were $6 million at March 31, 2006, compared with $25 million at March 31, 2005, and $5 million at December 31, 2005.

Execution & Clearing Services Business
--------------------------------------                           Inc/(Dec)
                                                            ------------------
                                                            1Q06 vs.   1Q06 vs.
(In millions)                   1Q06      4Q05      1Q05      4Q05       1Q05
---------------------         --------  --------  --------  --------  --------
Net Interest Income           $     61  $     59  $     45  $      2  $     16
Noninterest Income                 390       351       317        39        73
Total Revenue                      451       410       362        41        89
Provision for Credit Losses          -         1         -        (1)        -
Noninterest Expense                297       293       280         4        17
Income Before Taxes                154       116        82        38        72

Average Assets                  14,980    14,547    14,211       433       769
Average Payables to Customers
 and Broker-Dealers              5,231     5,979     6,385      (748)   (1,154)
Nonperforming Assets                 -         -         2         -        (2)
Net Charge-offs                     (2)        1         -        (3)       (2)

     In the first quarter of 2006, income before taxes in the Execution & Clearing Services Business increased to $154 million from $82 million a year ago and $116 million in the fourth quarter of 2005. The increase over the first quarter of 2005 reflects a $31 million gain on the New York Stock Exchange seats, incremental revenues and earnings contribution from Lynch, Jones & Ryan, Inc. ("LJR"), an execution-services business that the Company acquired in July 2005, strong growth in net interest income, and higher fees at Pershing for value-added services. The sequential quarter increase reflects the same factors as the year-over-year increase except for LJR and net interest income growth was not as strong.

     Noninterest income was $390 million in the first quarter of 2006, compared with $317 million in the first quarter of 2005 and $351 million in the fourth quarter of 2005.

     Execution services fees were up reflecting the LJR acquisition, strong market conditions, and higher cross-border trading volumes.

     Pershing's first quarter 2006 servicing fees were also up, reflecting organic growth from value-added services such as providing access to research, market data and mutual fund investments, as well as strong market conditions, partially offset by the loss of a significant customer. The loss of this customer resulted in a decrease of over $6 million in Pershing's revenues, mainly interest, commissions and trading revenues. Excluding the impact of the loss of this client, Pershing's commissions were up 12% sequentially. The Company expects the impact of the customer loss to be greater in the second quarter. Pershing currently is in discussions seeking compensation for the termination of the relationship.

     Net interest income in the Execution & Clearing Services business was $61 million in the first quarter of 2006, compared with $45 million in the first quarter of 2005 and $59 million in the fourth quarter of 2005. Net interest income growth in the first quarter of 2006 versus the first quarter of 2005 reflects the benefit of rising interest rates on spreads at Pershing, partially offset by the loss of the customer discussed above. The increase over the fourth quarter of 2005 also reflects the benefit of rising rates. Average assets in the business were $15.0 billion in the first quarter of 2006, compared with $14.2 billion in the first quarter of 2005 and $14.5 billion in the fourth quarter of 2005. Average payables to customers and broker-dealers were $5.2 billion in the first quarter of 2006, compared with $6.4 billion in the first quarter of 2005 and $6.0 billion in the fourth quarter of 2005. The decrease in first quarter balances reflects the previously mentioned loss of a significant customer.

     Noninterest expense was $297 million in the first quarter of 2006, compared with $280 million in the first quarter of 2005 and $293 million in the fourth quarter of 2005. The increase in noninterest expense on a year-over-year basis was due to stronger business activity, higher technology expenses and the additional expenses of LJR. The rise in noninterest expense sequentially was attributable to higher salaries, benefits and technology costs tied to higher overall business activity.

      Net charge-offs were a recovery of $2 million in the first quarter of 2006, zero in the first quarter of 2005 and $1 million in the fourth quarter of 2005, respectively. Nonperforming assets were zero at March 31, 2006, compared with $2 million at March 31, 2005 and zero at December 31, 2005.

Issuer Services Business
------------------------

                                                                Inc/(Dec)
                                                            ------------------
                                                            1Q06 vs.   1Q06 vs.
(In millions)                   1Q06      4Q05      1Q05      4Q05       1Q05
---------------------         --------  --------  --------  --------  --------
Net Interest Income           $     67  $     66  $     53  $      1  $     14
Noninterest Income                 179       199       167       (20)       12
Total Revenue                      246       265       220       (19)       26
Provision for Credit Losses          4         2         3         2         1
Noninterest Expense                122       117       112         5        10
Income Before Taxes                120       146       105       (26)       15

Average Assets                  14,588    14,394    13,302       194     1,286
Average Deposits                 8,303     7,917     7,506       386       797
Nonperforming Assets                 6         5        27         1       (21)
Net Charge-offs                      1         -         -         1         1

     In the first quarter of 2006, income before taxes in the Issuer Services Business increased to $120 million from $105 million in the first quarter of 2005 and decreased from $146 million in the fourth quarter of 2005. The year-over-year increase in the first quarter reflects growth in net interest income and higher corporate trust and depositary receipt fees. The sequential quarter decline reflects seasonally lower depositary receipt fees as well as an increase in sub-custodian expense.

     Noninterest income was $179 million in the first quarter of 2006, compared with $167 million in the first quarter of 2005 and $199 million in the fourth quarter of 2005. Year-over-year, the double-digit growth in issuer services fees reflects strong performance in structured and global trust products as well as higher transactional activity in depositary receipts. The sequential decrease is primarily due to seasonally lower dividend-related activity in depositary receipts as well as the strong fourth quarter performance by Corporate Trust in structured products.

    Net interest income in the Issuer Services business was $67 million in the first quarter of 2006, compared with $53 million in the first quarter of 2005 and $66 million in the fourth quarter of 2005. The increase in net interest income year-over-year was driven primarily by the increase in interest rates and higher average assets. Average deposits generated by the Issuer Services business were $8.3 billion in the first quarter of 2006, compared with $7.5 billion in the first quarter of 2005 and $7.9 billion in the fourth quarter of 2005 reflecting increased liquidity from the Company's issuer services customers. Average assets in the business were $14.6 billion in the first quarter of 2006, compared with $13.3 billion in the first quarter of 2005 and $14.4 billion in the fourth quarter of 2005.

     Noninterest expense was $122 million in the first quarter of 2006, compared with $112 million in the first quarter of 2005 and $117 million in the fourth quarter of 2005. The rise in noninterest expense year-over-year and sequentially was attributable to increased client activity as well as higher sub-custodian and pension expenses.

     Net charge-offs were $1 million in the first quarter of 2006, compared with zero in the first quarter of 2005 and in the fourth quarter of 2005. Nonperforming assets were $6 million at March 31, 2006, compared with $27 million at March 31, 2005 and $5 million at December 31, 2005.

Treasury Services Business
--------------------------
                                                                  Inc/(Dec)
                                                            ------------------
                                                            1Q06 vs.   1Q06 vs.
(In millions)                   1Q06      4Q05      1Q05      4Q05       1Q05
---------------------         --------  --------  --------  --------  --------
Net Interest Income           $     38  $     41  $     43  $     (3) $     (5)
Noninterest Income                  63        60        76         3       (13)
Total Revenue                      101       101       119         -       (18)
Provision for Credit Losses          9         9        11         -        (2)
Noninterest Expense                 49        46        48         3         1
Income Before Taxes                 43        46        60        (3)      (17)

Average Assets                  11,301    11,254     9,943        47     1,358
Average Deposits                 9,002     9,095     7,411       (93)    1,591
Nonperforming Assets                21        16        83         5       (62)
Net Charge-offs                      1         2         -        (1)        1

     In the first quarter of 2006, income before taxes in the Treasury Services Business was $43 million, compared with $60 million in the first quarter of 2005 and $46 million in the fourth quarter of 2005. The lower income versus a year ago reflects both the Company's overall strategy to reduce corporate credit risk, as well as higher asset-related gains in the year-ago quarter.

     The decrease in noninterest income to $63 million in the current period from $76 million in the first quarter of 2005 was due to a decline in asset-related gains, lower underwriting fees from clients in this segment and lower global payments fees as more clients used compensating balances to pay for services. The sequential quarter increase in noninterest income reflects higher foreign exchange related income partially offset by lower syndication fees.

     Net interest income was $38 million in the first quarter of 2006, compared with $43 million in the first quarter of 2005 and $41 million in the fourth quarter of 2005. On a year-over-year basis, the decrease reflects lower credit spreads due to the higher asset quality of the portfolio. Average assets for the first quarter of 2006 were $11.3 billion, compared with $9.9 billion in the first quarter of 2005 and $11.3 billion in the fourth quarter of 2005. Average deposits were $9.0 billion in the first quarter of 2006, compared with $7.4 billion in the first quarter of 2005 and $9.1 billion in the fourth quarter of 2005.

     The provision for credit losses, which is assessed on a long-term credit cycle basis (see "Business Segments Accounting Principles"), was $9 million in the first quarter of 2006, compared with $11 million in the first quarter of 2005 and $9 million in the fourth quarter of 2005. The year-over-year decrease reflects improved credit quality.

     Net charge-offs in the Treasury Services business were $1 million, zero, and $2 million in the first quarter of 2006, the first quarter of 2005, and the fourth quarter of 2005, respectively. Nonperforming assets were $21 million at March 31, 2006, compared with $83 million at March 31, 2005 and $16 million at December 31, 2005.

     Noninterest expense in the first quarter of 2006 was $49 million, compared to $48 million in the first quarter of 2005 and $46 million in the fourth quarter of 2005. The increase in noninterest expense year-over-year was due in part to higher compensation and pension expenses.

Private Bank & BNY Asset Management Segment
-------------------------------------------
                                                                 Inc/(Dec)
                                                            ------------------
                                                            1Q06 vs.   1Q06 vs.
(In millions)                   1Q06      4Q05      1Q05      4Q05       1Q05
---------------------         --------  --------  --------  --------  --------
Net Interest Income           $     17  $     17  $     17  $      -  $      -
Noninterest Income                 127       117       111        10        16
Total Revenue                      144       134       128        10        16
Provision for Credit Losses          -         -         1         -        (1)
Noninterest Expense                 87        83        78         4         9
Income Before Taxes                 57        51        49         6         8

Average Assets                   2,543     2,459     2,106        84       437
Average Deposits                 1,745     1,517     1,752       228        (7)
Nonperforming Assets                 1         1         1         -         -
Net Charge-offs                      -         -         -         -         -

     In the first quarter of 2006, income before taxes in the Private Bank & BNY Asset Management Segment was $57 million, compared with $49 million in the first quarter of 2005 and $51 million in the fourth quarter of 2005. The improvement over the prior periods is attributable to the acquisitions of Alcentra and Urdang as well as higher fee levels in Private Banking.

     Noninterest income was $127 million in the first quarter of 2006, compared with $111 million in the first quarter of 2005 and $117 million in the fourth quarter of 2005. Private Bank & BNY Asset Management revenues in the first quarter of 2006 were up sequentially and year-over-year. The growth reflects the acquisitions of Alcentra and Urdang as well as mid-single digit year-over-year organic growth. The S&P 500 (registered trademark) Index was up 4% for the quarter, with average daily price levels up 4% from December 31, 2005. Performance for the NASDAQ (registered trademark) Index was up 6% for the quarter, with average daily prices up by 5%. Sequential quarter performance reflects the same factors that drove year-over-year performance.

Assets Under Management - Asset Management Sector
-------------------------------------------------

(In billions)- Estimated                         1Q06     4Q05     1Q05
                                                ------   ------   ------
   Equity Securities                             $ 37      $ 37    $ 37
   Fixed Income Securities                         21        21      21
   Alternative Investments                         26        15      16
   Liquid Assets                                   29        32      31
                                                 ----      ----    ----
   Total Assets Under Management                 $113      $105    $105
                                                 ====      ====    ====

     Assets under management ("AUM") were $113 billion at March 31, 2006, compared with $105 billion at March 31, 2005 and December 31, 2005. The year-over-year and sequential quarter increases in AUM primarily reflect the acquisitions of Alcentra and Urdang. Institutional clients represent 72% of AUM while individual clients equal 28%. At March 31, 2006, such assets were invested 33% in equities, 18% in fixed income, and 23% in alternative investments, with the remaining amount invested in liquid assets.

     Net interest income in the Private Bank & BNY Asset Management Segment was $17 million in the first quarter of 2006, flat in comparison to the first quarter of 2005 and the fourth quarter of 2005. Average deposits generated by the Private Bank & BNY Asset Management Segment were $1.7 billion in first quarter of 2006, compared with $1.8 billion in the first quarter of 2005 and $1.5 billion in the fourth quarter of 2005. Average assets in the segment were $2.5 billion in the first quarter of 2006, compared with $2.1 billion in the first quarter of 2005 and $2.5 billion in the fourth quarter of 2005.

     Noninterest expense was $87 million in the first quarter of 2006, compared with $78 million in the first quarter of 2005 and $83 million in the fourth quarter of 2005. Relative to a year ago, the increase reflects the acquisitions of Alcentra and Urdang as well as higher compensation, technology, and legal staffing costs. The increase in noninterest expense on a sequential basis was primarily attributable to the acquisitions of Alcentra and Urdang.

     Net charge-offs were zero in the first quarter of 2006, the first quarter of 2005, and the fourth quarter of 2005, respectively. Nonperforming assets were $1 million at March 31, 2006, March 31, 2005 and December 31, 2005.


Retail & Middle Market Banking Segment
--------------------------------------
                                                                  Inc/(Dec)
                                                             ------------------
                                                             1Q06 vs.  1Q06 vs.
(In millions)                    1Q06      4Q05      1Q05      4Q05      1Q05
--------------                 --------  --------  --------  --------  --------
Net Interest Income            $    163  $    166  $    159  $     (3) $     4
Noninterest Income                   69        69        58         -       11
Total Revenue                       232       235       217        (3)      15
Provision for Credit Losses           6         7         7        (1)      (1)
Noninterest Expense                 135       130       125         5       10
Income Before Taxes                  91        98        85        (7)       6

Average Assets                   14,466    14,377    13,630        89      836
Average Noninterest-
  Bearing  Deposits               5,256     5,329     5,808       (73)    (552)
Average Deposits                 15,055    15,069    16,253       (14)  (1,198)
Nonperforming Assets                 28        34        48        (6)     (20)
Net Charge-offs                       7         8        10        (1)      (3)

Number of Branches                  342       342       341         -        1
Number of ATMs                      411       401       375        10       36

     In the first quarter of 2006, income before taxes was $91 million, compared with $85 million in the first quarter of 2005 and $98 million in the fourth quarter of 2005.

     Net interest income in the Retail & Middle Market Banking Segment was $163 million in the first quarter of 2006, compared with $159 million in the first quarter of 2005 and $166 million in the fourth quarter of 2005. Net interest income growth on a year-over-year basis reflects the benefit of widening interest-rate spreads, growth in loans, and small business customers' increasing use of compensating balances to pay for services. The sequential decline in net interest income reflects a narrowing of the spread on loans and lower demand deposits.

     Average deposits generated by the Retail & Middle Market Banking Segment were $15.1 billion in the first quarter of 2006, compared with $16.3 billion in the first quarter of 2005 and $15.1 billion in the fourth quarter of 2005. Average noninterest-bearing deposits were $5.3 billion in the first quarter of 2006, compared with $5.8 billion in the first quarter of 2005 and $5.3 billion in the fourth quarter of 2005. Average assets in the Retail & Middle Market Banking Segment were $14.5 billion in the first quarter of 2006, compared with $13.6 billion in the first quarter of 2005 and $14.4 billion in the fourth quarter of 2005.

     Noninterest income was $69 million in the first quarter of 2006, compared with $58 million in the first quarter of 2005 and $69 million in the fourth quarter of 2005. The growth on a year-over-year basis reflects higher asset-related gains.

     Noninterest expense was $135 million in the first quarter of 2006, compared with $125 million in the first quarter of 2005 and $130 million in the fourth quarter of 2005. The rise in noninterest expense year-over-year and sequentially was primarily attributable to higher salary, pension, marketing, and occupancy expenses.

     Net charge-offs were $7 million in the first quarter of 2006, compared with $10 million in the first quarter of 2005 and $8 million in the fourth quarter of 2005. Nonperforming assets were $28 million at March 31, 2006, compared with $48 million at March 31, 2005 and $34 million at December 31, 2005.

Corporate and Other Segment
---------------------------

                                                                 Inc/(Dec)
                                                            ------------------
                                                            1Q06 vs.   1Q06 vs.
(In millions)                   1Q06      4Q05      1Q05      4Q05       1Q05
---------------------         --------  --------  --------  --------  --------
Net Interest Income           $     (7) $     (5) $     (1) $     (2) $     (6)
Noninterest Income                  13         8         8         5         5
Total Revenue                        6         3         7         3        (1)
Provision for Credit Losses        (17)      (11)      (34)       (6)       17
Noninterest Expense                 50        54        41        (4)        9
Income Before Taxes                (27)      (40)        -        13       (27)

Average Assets                  10,092     9,898     9,674       194       418
Nonperforming Assets                 4        18         6       (14)       (2)
Net Charge-offs                     (4)      140         -      (144)       (4)


      In the first quarter of 2006, income before taxes in the Corporate and Other Segment was a loss of $27 million, compared with zero in the first quarter of 2005 and a loss of $40 million in the fourth quarter of 2005.

      Net interest income in the Corporate and Other Segment was a loss of $7 million in the first quarter of 2006, compared with a loss of $1 million in the first quarter of 2005 and a loss of $5 million in the fourth quarter of 2005. The decrease in net interest income over the first quarter of 2005 reflects the impact of a $6 million cumulative adjustment in the Company's reserve position with the Federal Reserve Bank.

     Noninterest income was $13 million in the first quarter of 2006, compared with $8 million in the first quarter of 2005 and $8 million in the fourth quarter of 2005. The increase in noninterest income in the first quarter of 2006 over the first quarter of 2005 is attributable to higher securities gains. Securities gains were $17 million in the first quarter of 2006, compared with $12 million in the first quarter of 2005 and $18 million in the fourth quarter of 2005. The increase in noninterest income of $5 million on a sequential quarter basis reflects higher other investment income.

      Provision for credit losses was a credit of $17 million in the first quarter of 2006, compared with a $34 million credit in the first quarter of 2005 and a $11 million credit in the fourth quarter of 2005. The provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle assigned to the other segments and the Company's recorded provision. As such, the favorable credit environment has currently resulted in the business segments absorbing more than the Company's aggregate reported credit provision.

      Noninterest expense, largely reflecting unallocated corporate overhead, amortization of goodwill, and nonrecurring items, was $50 million in the first quarter of 2006, compared with $41 million in the first quarter of 2005 and $54 million in the fourth quarter of 2005. The year-over-year growth includes higher intangible amortization. The decrease in noninterest expense on a sequential basis was due to lower corporate overhead.

     Net charge-offs were a recovery of $4 million in the first quarter of 2006, compared with zero in the first quarter of 2005 and $140 million in the fourth quarter of 2005. The charge-offs in the fourth quarter of 2005 were attributable to the Company's airline leasing portfolio. Nonperforming assets were $4 million at March 31, 2006, compared with $6 million at March 31, 2005, and $18 million at December 31, 2005.

     Significant other items related to the Corporate and Other Segment are presented in the following table.

(In millions)                                1Q06        4Q05        1Q05
-------------------------------        ----------  ----------  ----------
Items impacting net interest income:
------------------------------------
     Cost to Carry Goodwill
       and Intangibles                 $     (49)  $      (49)  $     (50)
     Tax Equivalent Basis                     (7)          (7)         (7)

Items impacting noninterest expense:
------------------------------------
     Goodwill and
       Intangibles Amortization        $      13   $       12   $       8

     Other items - Acquisitions are the responsibility of corporate management. Accordingly, goodwill and the funding cost of goodwill are assigned to the Corporate and Other Segment. If the funding cost of goodwill were allocated to the other three segments, it would be assigned on the basis of the goodwill attributable to each segment.

     The tax equivalent adjustment is eliminated in the Corporate and Other Segment. Certain revenue and expense items have been driven by corporate decisions and have been included in the Corporate and Other Segment. In the first quarter of 2006 and fourth quarter of 2005, these included the impact of the $6 million and $8 million cumulative adjustment in the Company's reserve position with the Federal Reserve Bank. Alternatively, this item could be allocated to the Institutional Services Segment.

The consolidating schedule below shows the contribution of the Company's businesses to its overall profitability.


(Dollars in millions)               Execution                                    Private     Retail
                      Investor &       &                           Sub-total     Bank &         &     Corporate
For the Quarter Ended Broker-Dealer Clearing   Issuer    Treasury  Institutional BNY Asset   Middle      and
March 31, 2006        Services      Services   Services  Services  Services      Management  Market     Other     Total
-------------------   --------      --------   --------  --------- ------------- ----------  -------  --------  -------
Net Interest Income   $    149       $    61   $     67   $     38   $   315      $      17   $  163  $     (7) $   488
Noninterest Income         491           390        179         63     1,123            127       69        13    1,332
Total Revenue              640           451        246        101     1,438            144      232         6    1,820
Provision for
  Credit Losses              3             -          4          9        16              -        6       (17)       5
Noninterest Expense        438           297        122         49       906             87      135        50    1,178
                      --------      --------   --------   --------   -------      ---------   ------  --------  -------
Income Before Taxes   $    199      $    154   $    120   $     43   $   516      $      57   $   91  $    (27) $   637
                      ========      ========   ========   ========   =======      =========   ======  ========  =======
Contribution
Percentage*                30%           23%        18%         7%       78%             8%      14%

Average Assets        $38,163       $14,980    $14,588    $11,301   $79,032         $2,543  $14,466     $10,092 $106,133



(Dollars in millions)               Execution                                    Private     Retail
                      Investor &       &                           Sub-total     Bank   &      &      Corporate
For the Quarter Ended Broker-Dealer Clearing   Issuer    Treasury  Institutional BNY Asset   Middle      and
December 31, 2005     Services      Services   Services  Services  Services      Management  Market     Other     Total
-------------------  ---------      --------   --------  --------- ------------- ----------  -------  --------  -------
Net Interest Income  $     148      $     59   $     66   $     41   $   314      $      17   $  166  $     (5) $   492
Noninterest Income         469           351        199         60     1,079            117       69         8    1,273
Total Revenue              617           410        265        101     1,393            134      235         3    1,765
Provision for
  Credit Losses              2             1          2          9        14              -        7       (11)      10
Noninterest Expense        425           293        117         46       881             83      130        54    1,148
                     ---------      --------   --------   --------   -------      ---------   ------  --------  -------
Income Before Taxes  $     190      $    116   $    146   $     46   $   498      $      51   $   98  $    (40) $   607
                     =========      ========   ========   ========   =======      =========   ======  ========  =======
Contribution
Percentage*                 29%           18%        23%         7%       77%             8%      15%

Average Assets         $38,138       $14,547    $14,394    $11,254   $78,333         $2,459  $14,377   $9,898  $105,067



(Dollars in millions)               Execution                                    Private     Retail
                      Investor &       &                           Sub-total     Bank &         &     Corporate
For the Quarter Ended Broker-Dealer Clearing   Issuer    Treasury  Institutional BNY Asset   Middle      and
March 31, 2005        Services      Services   Services  Services  Services      Management  Market     Other     Total
-------------------   --------      --------   --------  ---------  ------------ ----------  -------  --------  -------
Net Interest Income  $     139      $     45   $     53   $     43   $   280      $      17   $  159  $     (1) $   455
Noninterest Income         441           317        167         76     1,001            111       58         8    1,178
Total Revenue              580           362        220        119     1,281            128      217         7    1,633
Provision for
  Credit Losses              2             -          3         11        16              1        7       (34)     (10)
Noninterest Expense        393           280        112         48       833             78      125        41    1,077
                      --------       -------   --------   --------   -------      ---------   ------   -------  -------
Income Before Taxes   $    185       $    82   $    105   $     60   $   432      $      49   $   85   $     -  $   566
                      ========       =======   ========   ========   =======      =========   ======   =======  =======
Contribution
Percentage*                 33%           14%        19%        10%       76%             9%      15%

Average Assets         $36,376       $14,211    $13,302     $9,943   $73,832         $2,106  $13,630    $9,674  $99,242

*As a percent of total income before tax excluding Corporate and Other.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting and Reporting Policies" in the Company's 2005 Annual Report on Form 10-K. Four of the Company's more critical accounting policies are those related to the allowance for credit losses, the valuation of derivatives and securities where quoted market prices are not available, goodwill and other intangibles, and pension accounting.

Allowance for Credit Losses
---------------------------

     The allowance for credit losses and allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits;
(2) an allowance for higher risk rated loans and exposures; (3) an allowance for pass rated loans and exposures; and (4) an unallocated allowance based on general economic conditions and certain risk factors in the Company's individual portfolio and markets. Further discussion on the four elements can be found under "Consolidated Balance Sheet Review" in the MD&A section.

     The allowance for credit losses represents management's estimate of probable losses inherent in the Company's loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company's internal rating are generally consistent with external ratings agency's default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

     A key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At March 31, 2006, the unallocated allowance was 18% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $28 million, respectively.

     The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $91 million, while if each credit were rated one grade worse, the allowance would have increased by $147 million.

     Similarly, if the loss given default were one rating worse, the allowance would have increased by $61 million, while if the loss given default were one rating better, the allowance would have decreased by $51 million.

     For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have decreased or increased by $3 million, respectively.

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

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in "Summary of Significant Accounting and Reporting Policies" of the Notes to Consolidated Financial Statement in the Company's 2005 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at March 31, 2006, approximately $2.3 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices because no such quoted market prices are available. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $58 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by FASB Statement No. 141 ("SFAS 141"), "Business Combination". Goodwill ($3,848 million at March 31, 2006) and indefinite-lived intangible assets ($378 million at March 31, 2006) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

     Other identifiable intangible assets ($518 million at March 31, 2006) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles that require amortization. See Note "Goodwill and Intangibles" in the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     The following discussion may assist investors in assessing the impact of a goodwill or intangible asset impairment charge. The Company has $4.7 billion of goodwill and intangible assets at March 31, 2006. The impact of a 5% impairment charge would result in a change of pre-tax income of approximately $237 million.

Pension Accounting
------------------

     The Company has defined benefit plans covering approximately 13,900 U.S. employees and approximately 3,175 non-US employees at September 30, 2005.

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

     A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2003, these key elements have varied as follows:

                                           2006      2005      2004      2003
                                        --------  --------  --------  --------
(Dollars in millions,
  except per share amounts)
Domestic Plans:
Long-Term Rate of Return
 on Plan Assets                             7.88%     8.25%     8.75%     9.00%
Discount Rate                               5.88      6.00      6.25      6.50
Market-Related Value of
 Plan Assets(1)                          $  1,324  $  1,502  $  1,523  $  1,483
ESOP Stock Price(1)                         30.46     30.67     27.88     33.30

Net U.S Pension Credit/(Expense)                  $    (17) $     31  $     46
All other Pension Credit/(Expense)                      (9)       (7)       (7)
                                                  --------  --------  --------
Total Pension Credit/(Expense)                    $    (26) $     24  $     39
                                                  ========  ========  ========
------------
(1) Actuarially smoothed data. See "Summary of Significant Accounting and Reporting Policies" in Notes to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K.

     The discount rate for U.S. pension plans was determined after reviewing a number of high quality long-term bond indices whose yields were adjusted to match the duration of the Company's pension liability. The Company also reviewed the results of several models that matched bonds to the Company's pension cash flows. The various indices and models produced discount rates ranging from 5.68% to 6.2%. After reviewing the various indices and models, the Company selected a discount rate of 5.875%. The discount rates for foreign pension plans are based on high quality corporate bonds rates in countries that have an active corporate bond market. In those countries with no active corporate bond market, discount rates are based on local government bond rates plus a credit spread.

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

       The annual impacts on the primary U.S. plan of hypothetical changes in the key elements on the pension expense are shown in the tables below.


(Dollars in millions)               Increase in                     Decrease in
                                Pension Expense    2006 Base    Pension Expense
                                ---------------  -------------  ---------------
  Long-Term Rate of Return
   on Plan Assets                  6.88%   7.38%      7.88%       8.38%   8.88%
  Change in Pension Expense      $ 16.0  $  7.9        N/A      $  7.9  $ 15.7

  Discount Rate                    5.38%   5.63%      5.88%       6.13%   6.38%
  Change in Pension Expense      $ 14.9  $  7.2        N/A      $  6.9  $ 13.4

  Market-Related Value of
   Plan Assets                   -20.00% -10.00%    $1,324      +10.00% +20.00%
  Change in Pension Expense      $ 50.8  $ 25.4        N/A      $ 25.4  $ 50.8

  ESOP Stock Price               $20.46  $25.46     $30.46      $35.46  $40.46
  Change in Pension Expense      $ 15.2  $  7.3        N/A      $  6.7  $ 12.9

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $103.6 billion at March 31, 2006, compared with $96.5 billion at March 31, 2005 and $102.1 billion at December 31, 2005. The increase in assets from December 31, 2005 reflects increase in short-term high quality assets such as federal funds sold, securities purchased under resale agreements, and trading assets. Total shareholders' equity was $10.1 billion at March 31, 2006, compared with $9.3 billion at March 31, 2005 and $9.9 billion at December 31, 2005. The increase in shareholders' equity from December 31, 2005, reflects the retention of earnings.

     Return on average common equity for the first quarter of 2006 was 17.31%, compared with 16.52% in the first quarter of 2005 and 16.57% in the fourth quarter of 2005.

     Return on average assets for the first quarter of 2006 was 1.61%, compared with 1.55% in the first quarter of 2005 and 1.53% in the fourth quarter of 2005.

Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

(In millions)                                            03/31/06     12/31/05
                                                       ----------   ----------
  Fixed Income:
   Mortgage-Backed Securities                          $   22,673   $   22,483
   Asset-Backed Securities                                    364          305
   Corporate Debt                                           1,263        1,034
   Short-Term Money Market Instruments                        978          975
   U.S. Treasury Securities                                   209          226
   U.S. Government Agencies                                   643          620
   State and Political Subdivisions                           210          224
   Emerging Market Debt (Collateralized
     By U.S. Treasury Zero Coupon Obligations)                117          117
   Other Foreign Debt                                         150          363
                                                       ----------   ----------
   Subtotal Fixed Income                                   26,607       26,347

  Equity Securities:
   Money Market Funds                                         571          922
   Other                                                       68           31
                                                       ----------   ----------
   Subtotal Equity Securities                                 639          953
                                                       ----------   ----------
  Total Securities                                     $   27,246   $   27,300
                                                       ==========   ==========

     Total investment securities were $27.2 billion at March 31, 2006, compared with $27.3 billion at December 31, 2005. Average investment securities were $27.1 billion in the first quarter of 2006, compared with $23.5 billion in the first quarter of last year and $26.9 billion in the fourth quarter of 2005.
The increases were primarily due to growth in the Company's portfolio of highly rated mortgage-backed securities, which are 89% rated AAA, 8% AA, and 3% A.
The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of the Company's mortgage portfolio at March 31, 2006 was approximately 2.0 years.

     Net unrealized losses for securities available-for-sale was $195 million at March 31, 2006, compared with net unrealized losses of $108 million at December 31, 2005. The change in the value of available-for-sale securities at March 31, 2006 from December 31, 2005 reflects the increase in long-term interest rates over the quarter. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the fixed rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----

(Dollars in billions)                                 Quarterly
                          Period End                   Average
                   -------------------------  -------------------------
                   Total  Non-Margin  Margin  Total  Non-Margin  Margin
                   -----  ----------  ------  -----  ----------  ------
March 31, 2006     $40.1   $   34.8   $  5.3  $39.6  $    33.9   $  5.7
December 31, 2005   40.7       34.6      6.1   40.8       34.3      6.5
March 31, 2005      38.8       32.8      6.0   38.8       32.4      6.4

     Total loans were $40.1 billion at March 31, 2006 compared with $40.7 billion at December 31, 2005. The decrease in total loans from December 31, 2005 primarily reflects a decrease in margin loans reflecting the loss of a significant customer at Pershing. Average total loans were $39.6 billion in the first quarter of 2006, compared with $38.8 billion in the first quarter of 2005. The increase in average loans from March 31, 2005 results from increased lending to financial institutions.

     The following tables provide additional details on the Company's credit exposures and outstandings at March 31, 2006 in comparison to December 31, 2005.

Overall Loan Portfolio
----------------------

                                        Unfunded   Total              Unfunded   Total
(In billions)                  Loans  Commitments Exposure   Loans  Commitments Exposure
                              ----------------------------  ----------------------------
                              03/31/06  03/31/06  03/31/06  12/31/05  12/31/05  12/31/05
                              --------  --------  --------  --------  --------  --------
Financial Institutions        $   12.7  $   25.1  $   37.8  $   13.0  $   22.5  $   35.5
Corporate                          4.0      19.2      23.2       3.7      19.6      23.3
                              --------  --------  --------  --------  --------  --------
                                  16.7      44.3      61.0      16.7      42.1      58.8
                              --------  --------  --------  --------  --------  --------
Consumer & Middle Market          10.5       4.8      15.3      10.3       4.8      15.1
Leasing Financings                 5.6       0.1       5.7       5.5         -       5.5
Commercial Real Estate             2.0       1.4       3.4       2.1       1.4       3.5
Margin loans                       5.3         -       5.3       6.1         -       6.1
                              --------  --------  --------  --------  --------  --------
Total                         $   40.1  $   50.6  $   90.7  $   40.7  $   48.3  $   89.0
                              ========  ========  ========  ========  ========  ========

Financial Institutions
----------------------

     The financial institutions portfolio exposure was $37.8 billion at March 31, 2006 compared to $35.5 billion at December 31, 2005. The increase in exposure from year-end 2005 reflects greater activity in the capital markets in the first quarter of 2006, which drove increased demands for credit from
financial institutions.   These exposures are of high quality with 85% meeting
the investment grade criteria of the Company's rating system. These exposures are generally short-term, with 75% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

(In billions)
                            March 31, 2006                        December 31, 2005
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Banks                $ 4.6  $     4.0   $   8.6    65%   85% $ 5.1  $     3.8   $    8.9
Securities Industry    3.0        4.3       7.3    85    97    3.4        3.7        7.1
Insurance              0.4        5.3       5.7    97    43    0.4        4.9        5.3
Government             0.1        5.9       6.0   100    66    0.1        4.7        4.8
Asset Managers         4.3        3.6       7.9    87    80    3.8        3.6        7.4
Mortgage Banks         0.2        0.7       0.9    76    58    0.1        0.7        0.8
Endowments             0.1        1.3       1.4    99    51    0.1        1.1        1.2
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $12.7  $    25.1   $  37.8    85%   75% $13.0  $    22.5   $   35.5
                     ===== =========== ========= ===== ===== ===== =========== =========

Corporate
---------

     The corporate portfolio exposure declined slightly to $23.2 billion at March 31, 2006 from $23.3 billion at year-end 2005. Approximately 74% of the portfolio is investment grade while 15% of the portfolio matures within one year.

(In billions)
                            March 31, 2006                      December 31, 2005
                     --------------------------- ----- ----- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Media                $ 1.1  $     2.0   $   3.1    64%    7% $ 1.1  $     2.0   $    3.1
Cable                  0.3        0.4       0.7    48     -    0.4        0.5        0.9
Telecom                0.1        0.4       0.5    79     6    0.1        0.4        0.5
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Subtotal            1.5        2.8       4.3    64%    6%   1.6        2.9        4.5

Energy                 0.4        4.9       5.3    83    11    0.4        4.9        5.3
Retailing              0.1        2.1       2.2    79    24    0.1        2.1        2.2
Automotive*            0.1        1.2       1.3    57    38    0.1        1.2        1.3
Healthcare             0.4        1.5       1.9    81     8    0.3        1.7        2.0
Other**                1.5        6.7       8.2    74    19    1.2        6.8        8.0
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $ 4.0  $    19.2   $  23.2    74%   15% $ 3.7  $    19.6   $   23.3
                     ===== =========== ========= ===== ===== ===== =========== =========

* During the third quarter of 2005, the Company eliminated the Automotive division and transferred the customers to the other geographic lending divisions. The amounts in the table were reconstructed for analytical purposes.

** Diversified portfolio of industries and geographies

     Included in the Company's corporate exposures are automotive and airline exposures. The Company continues to seek to selectively reduce automotive exposures given ongoing weakness in the domestic automotive industry. Total exposures reported in the Automotive Division were down $43 million at March 31, 2006 compared with December 31, 2005. At March 31, 2006, this broadly defined industry portfolio consists of exposures of $184 million to Big Three automotive manufacturing, $191 million to finance subsidiaries, $453 million to highly rated asset-backed securitization vehicles, $289 million to suppliers, and $141 million of other.

     The Company's exposure to the airline industry consists of a $325 million leasing portfolio (including a $16 million real estate lease exposure). The airline-leasing portfolio consists of $129 million to major U.S. carriers, $134 million to foreign airlines and $62 million to U.S. regionals.

     During the first quarter of 2006, the airline industry continued to face liquidity issues driven by persistently high fuel prices and the inability to implement meaningful fare increases. The industry's considerable excess capacity and higher oil prices continue to negatively impact the valuations of aircraft, especially the less fuel-efficient models, in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.
                                          For the Quarter Ended
                            --------------------------------------------------
Rating(1)                    3/31/06    12/31/05   9/30/05  6/30/05   3/31/05
---------------------       --------------------------------------------------
AAA to AA-                      77%       74%       71%        68%        74%
A+ to A-                         8        13        13         15         13
BBB+ to BBB-                     9         9        13         14         10
Noninvestment Grade              6         4         3          3          3
                            -------- --------- ---------- --------- ----------
Total                          100%      100%      100%       100%       100%
                            ======== ========= ========== ========= ==========

(1) Represents credit rating agency equivalent of internal credit ratings.

Nonperforming Assets
--------------------

                                                             Change      Percent
                                                           3/31/06 vs.     Inc/
(Dollars in millions)                3/31/06    12/31/05    12/31/05      (Dec)
                                   ---------   ---------   -----------   --------
Category of Loans:
     Domestic:
         Other Commercial           $      24   $      17   $        7       41%
         Regional Commercial               29          35           (6)     (17)
     Foreign                               13          14           (1)      (7)
                                    ---------   ---------   -----------
  Total Nonperforming Loans                66          66            -        -
     Other Assets Owned                     -          13          (13)    (100)
                                    ---------   ---------   -----------
  Total Nonperforming Assets        $      66   $      79   $      (13)     (16)
                                    =========   =========   ===========

Nonperforming Assets Ratio                0.2%        0.2%
Allowance for Loan
   Losses/Nonperforming Loans           635.2       629.7
Allowance for Loan
   Losses/Nonperforming Assets          635.2       524.0
Total Allowance for Credit
   Losses/Nonperforming Loans           858.8       865.4
Total Allowance for Credit
   Losses/Nonperforming Assets          858.8       720.2


     Nonperforming assets declined by $13 million, or 16%, during the first quarter of 2006 to $66 million and are down 66% from a year ago. The decrease from the first quarter of 2005 reflects loan sales, paydowns, and charge-offs of commercial loans. The decrease from the fourth quarter of 2005 primarily reflects the sale of aircraft. The ratio of the total allowance for credit losses to nonperforming assets was 858.8% at March 31, 2006, compared with 373.4% at March 31, 2005 and 720.2% at December 31, 2005.

Activity in Nonperforming Assets

(In millions)                               Quarter End           Quarter End
                                         March 31, 2006     December 31, 2005
                                       ------------------   ------------------
Balance at Beginning of Period           $           79       $          107
   Additions                                         10                   21
   Charge-offs                                       (5)                  (7)
   Paydowns/Sales                                   (18)                 (42)
                                       ------------------   ------------------
Balance at End of Period                 $           66       $           79
                                       ==================   ==================

     Interest income would have been increased by $1 million for the first quarters of 2006 and 2005 if loans on nonaccrual status at March 31, 2006 and 2005 had been performing for the entire period.

Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                           March 31,  December 31, March 31,
(In millions)                                  2006          2005      2005
                                          ---------- ------------  ---------
Impaired Loans with an Allowance          $       45 $         42  $      68
Impaired Loans without an Allowance(1)             -            -        103
                                          ---------- ------------  ---------
Total Impaired Loans                      $       45 $         42  $     171
                                          ========== ============  =========

Allowance for Impaired Loans(2)           $       15 $         16  $      34
Average Balance of Impaired Loans
 during the Quarter                               43          100        182
Interest Income Recognized on
 Impaired Loans during the Quarter               0.4          0.3        2.2

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.


Allowance
---------

                                       March 31,   December 31,     March 31,
(Dollars in millions)                      2006           2005          2005
                                    ------------   ------------   -----------
Margin Loans                        $      5,312   $      6,089   $     6,038
Non-Margin Loans                          34,742         34,637        32,726
                                    ------------   ------------   -----------
Total Loans                         $     40,054   $     40,726   $    38,764
                                    ============   ============   ===========

Allowance for Loan Losses           $        419   $        411   $       583
Allowance for Lending-Related
  Commitments                                147            154           133
                                    ------------   ------------   -----------
Total Allowance for Credit Losses   $        566   $        565   $       716
                                    ============   ============   ===========
Allowance for Loan Losses As a
  Percent of Total Loans                    1.05%          1.01%         1.50%
Allowance for Loan Losses As a
  Percent of Non-Margin Loans               1.21           1.19          1.78
Total Allowance for Credit Losses
  As a Percent of Total Loans               1.41           1.39          1.85
Total Allowance for Credit Losses
  As a Percent of Non-Margin Loans          1.63           1.63          2.19

     The total allowance for credit losses was $566 million, or 1.41% of total loans at March 31, 2006, compared with $716 million, or 1.85% of total loans at March 31, 2005 and $565 million, or 1.39% of total loans at December 31, 2005.

     The Company has $5.3 billion of secured margin loans on its balance sheet at March 31, 2006. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     The ratio of the total allowance for credit losses to non-margin loans was 1.63% at March 31, 2006, compared with 2.19% at March 31, 2005 and 1.63% at December 31, 2005, reflecting improvement in the credit quality since the first quarter of 2005.

     The ratio of the allowance for loan losses to nonperforming assets was 635.2% at March 31, 2006, compared with 304.0% at March 31, 2005 and 524.0% at
December 31, 2005.

     The allowance for loan losses and the allowance for lending-related commitments consists of four elements: (1) an allowance for impaired credits (nonaccrual commercial credits over $1 million), (2) an allowance for higher risk rated credits, (3) an allowance for pass rated credits, and (4) an unallocated allowance based on general economic conditions and risk factors in the Company's individual markets.

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

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses as follows:

                                                    March 31,    December 31,
                                                        2006            2005
                                                 ------------     -----------
Domestic
   Real Estate                                            2%               2%
   Commercial                                            67               69
   Consumer                                              11               10
Foreign                                                   2                2
Unallocated                                              18               17
                                                 ------------     -----------
                                                        100%             100%
                                                 ============     ===========

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

Deposits
--------

     Total deposits were $65.2 billion at March 31, 2006, compared with $59.0 billion at March 31, 2005 and $64.4 billion at December 31, 2005. The increase from March 31, 2005 was primarily due to increased market activity levels, which resulted in higher levels of customer deposits at quarter end. Noninterest-bearing deposits were $16.9 billion at March 31, 2006, compared with $18.2 billion at December 31, 2005. Interest-bearing deposits were $48.3 billion at March 31, 2006, compared with $46.2 billion at December 31, 2005.

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

     On a consolidated basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $14.2 billion and $13.0 billion on an average basis for the first three months of 2006 and 2005. Average foreign deposits, primarily from the Company's European based securities servicing business, were $30.2 billion and $25.5 billion in the first quarters of 2006 and 2005. The increase in foreign deposits reflects greater liquidity from the Company's securities servicing customers. Domestic savings and other time deposits were $9.7 billion on an average basis in the first quarter of 2006 compared to $9.8 billion in 2005. Average payables to customers and broker-dealers decreased to $5.2 billion from $6.4 billion in the first quarter of 2005. The decline in payables to customers and broker-dealers reflects the loss of a significant customer at Pershing. Long-term debt averaged $8.0 billion and $6.6 billion in the first quarters of 2006 and 2005. The increase in long-term debt reflects the movement of Pershing from a subsidiary of the Bank to a subsidiary of the Parent. A significant reduction in the Company's securities servicing businesses would reduce its access to foreign deposits.

     The Company's pending transaction with JPMorgan Chase will slightly alter the composition of the balance sheet. Approximately $15 billion of U.S dollar retail deposits will be replaced with approximately $13 billion of institutional corporate trust deposits. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans sold to JPMorgan Chase will be replaced with liquid assets and securities. Goodwill and intangibles are expected to increase approximately $2.1 billion. As a result of the transaction, the Company expects its balance sheet footings to decline slightly. See "Other Developments."

     The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At March 31, 2006, the Bank can pay dividends of approximately $510 million to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2006 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $254 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     For the quarter ended March 31, 2006, the Parent's quarterly average commercial paper borrowings were $447 million compared with $234 million in 2005. At March 31, 2006, the Parent had cash of $685 million compared with $739 million at March 31, 2005 and $791 million at December 31, 2005. Net of commercial paper outstanding, the Parent's cash position at March 31, 2006 was down $50 million compared with March 31, 2005.

     The Parent has a back-up line of credit of $275 million with 14 financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at March 31, 2006 and March 31, 2005.

     The Parent also has the ability to access the capital markets. At March 31, 2006, the Parent has two shelf registrations with a capacity of $1.2 billion of debt, preferred stock, trust preferred securities, or common stock. Access to the capital markets is partially dependent on the Company's credit ratings, which as of March 31, 2006 were as follows:

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
Standard &
 Poor's            A-1           A              A+            AA-       Stable

Moody's            P-1           A1             Aa3           Aa2       Stable

Fitch              F1+           A+             AA-           AA        Stable

Dominion Bond
 Rating Service    R-1(middle)   A(high)        AA(low)       AA        Stable


     The Parent's major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

     The Parent has $225 million of long-term debt that becomes due in 2006 subsequent to March 31, 2006 and $700 million of long-term debt that is due in 2007. In addition, the Parent periodically has the option to call $228 million of subordinated debt in 2006, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     The Company has $800 million of trust preferred securities that are callable in 2006. These securities qualify as Tier 1 Capital. The Company has not yet decided if it will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If the Company calls the trust preferred securities, it expects to replace them with new trust preferred securities or senior or subordinated debt.

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at March 31, 2006 and 2005 was 109.85% and 101.15%, respectively. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with five financial institutions matures in March 2007. There were no borrowings against this line of credit during the first quarter of 2006. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $1 million, in aggregate, during the first quarter of 2006.

     Pershing Limited, an indirect subsidiary of the Company, has committed and uncommitted lines in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions mature in March 2007. Average daily borrowings under these lines were $75 million, in aggregate, during the first quarter of 2006. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $155 million, in aggregate, during the first quarter of 2006.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Cash provided by other operating activities was $0.5 billion for the three months of 2006, compared with $0.4 billion used by operating activities through March 31, 2005. The source of funds in 2006 was principally due to the changes in accruals and other and net income. The use of funds from operations in 2005 was principally the result of changes in accruals and other as well as changes in trading activities.

     In the first three months of 2006, cash used for investing activities was $1.0 billion as compared to cash used for investing activities in the first three months of 2005 of $2.5 billion. In the first three months of 2006, purchases of securities available-for-sale and changes in federal funds sold and securities repurchased under resale agreements were a significant use of funds. Purchases of securities available-for-sale and principal disbursed on loans to customers were a significant use of funds in 2005.

     Through March 31, 2006, cash provided by financing activities was $0.4 billion, compared to $1.7 billion in the first three months of 2005. Sources of funds in 2006 and 2005 include deposits and proceeds from the issuance of long-term debt.

CAPITAL RESOURCES

     Shareholders' equity was $10,101 million at March 31, 2006, compared with $9,335 million at March 31, 2005 and $9,876 million at December 31, 2005. During the first quarter of 2006, the Company retained $258 million of earnings. In April 2006, the Company declared a quarterly common stock dividend of 21 cents per share. Accumulated other comprehensive income declined $55 million from December 31, 2005 primarily reflecting higher unrealized mark-to-market losses in the securities available-for-sale portfolio.

     In the first quarter of 2006, the Company issued $67 million of callable medium-term subordinated notes bearing interest at rates from 5.55% to 6.00%. The notes are due in 2021 and 2031 and are callable by the Company after three to five years. The notes qualify as Tier 2 capital.

     On February 27, 2006, the Company entered into a lease transaction recorded as long-term debt of $527 million bearing interest at a fixed Euro rate of 3.1% per annum and amortizing on a quarterly basis through 2031, unless terminated earlier.

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, the Bank must qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of March 31, 2006 and 2005, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                      March 31, 2006     March 31, 2005                      Well   Adequately
                   ------------------  ------------------     Company  Capitalized  Capitalized
                    Company    Bank    Company      Bank      Targets   Guidelines   Guidelines
                   ---------  -------  ---------  -------  ----------  -----------  -----------
Tier 1*                8.28%    9.14%      8.13%    8.46%       7.75%           6%           4%
Total Capital**       12.44    12.07      12.54    11.76       11.75           10            8
Leverage               6.51     7.26       6.56     6.98                        5          3-5
Tangible Common
  Equity ("TCE")       5.42     6.67       5.48     6.47   5.00-5.25          N.A.         N.A.

* Tier 1 capital consists, generally, of common equity, trust preferred securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles.
**Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     The Company's regulatory Tier 1 capital and Total Capital ratios were 8.28% and 12.44% at March 31, 2006, compared with 8.13% and 12.54% at March 31,
2005 and 8.38% and 12.48% at December 31, 2005. The regulatory leverage ratio was 6.51% at March 31, 2006, compared with 6.56% at March 31, 2005 and 6.60% at December 31, 2005. The Company's tangible common equity as a percentage of total assets was 5.42% at March 31, 2006, compared with 5.48% at March 31, 2005 and 5.58% at December 31, 2005. The Company's pending transaction with JPMorgan Chase is expected to reduce its TCE ratio to approximately 4.67% primarily due to the intangibles associated with the transaction. The tangible common equity ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. The balance sheet size fluctuates from quarter to quarter based on levels of market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole, are higher to finance these activities.

     A billion dollar change in assets changes the TCE ratio by 5 basis points while a $100 million change in common equity changes the TCE ratio by 10 basis points.

     On April 4, 2006, pursuant to a 10b5-1 plan, the Company repurchased 10 million shares of its common stock at an initial price of $35.85 from a broker-dealer counterparty who borrowed the shares, as part of an accelerated share repurchase program. The repurchase was triggered by the non-issuance of a specified FSP for lease accounting for calendar year 2006 or prior periods.
See "Accounting Changes and New Accounting Pronouncements" in the Notes to the Consolidated Financial Statements. The initial price is subject to a purchase price adjustment based on the price the counterparty pays for the Company's shares it purchases over time in the open market to cover the borrowed shares.

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

     The following table presents the components of the Company's risk-based capital at March 31, 2006 and 2005:

(In millions)                                                  2006      2005
                                                             -------   -------
Shareholders' Equity                                         $10,101   $ 9,335
Preferred Stock                                                    -         -
Trust Preferred Securities                                     1,150     1,150
Adjustments: Intangibles                                      (4,741)   (4,275)
             Securities Valuation Allowance                      106        21
             Merchant Banking Investments                        (18)       (5)
                                                             -------   -------
Tier 1 Capital                                                 6,598     6,226
                                                             -------   -------
Qualifying Unrealized Equity Security Gains                        7         -
Qualifying Subordinated Debt                                   2,745     2,659
Qualifying Allowance for Loan Losses                             566       716
                                                             -------   -------
Tier 2 Capital                                                 3,318     3,375
                                                             -------   -------
Total Risk-Based Capital                                     $ 9,916   $ 9,601
                                                             =======   =======
Risk-Adjusted Assets                                         $79,697   $76,567
                                                             =======   =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 2006 and 2005 are as follows:

                                     March 31, 2006           2006 Average
                                --------------------------- ------------------
(In millions)                   Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 98,606 $   32 $         - $    9 $         -
  Swaps                          261,730  1,416         826  1,886       1,174
  Written Options                220,001      -       1,045      -       1,090
  Purchased Options              182,731    190           -    174           -
Foreign Exchange Contracts:
  Swaps                            2,404      -           -      -           -
  Written Options                  6,070      -         114      -          54
  Purchased Options                7,913    125           -    100           -
  Commitments to Purchase
   and Sell Foreign Exchange      81,308    125         123     93         140
Debt Securities                        -  5,143         176  4,715         234
Credit Derivatives                 1,491      1           6      1           7
Equities                           5,383     97          68    135         118
                                         ------ ----------- ------ -----------
Total Trading Account                    $7,129 $     2,358 $7,113 $     2,817
                                         ====== =========== ====== ===========

                                  March 31, 2005               2005 Average
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

(In millions)                             1st Quarter 2006
                                -------------------------------------
                                Average   Minimum   Maximum   3/31/06
                                -------   -------   -------   -------
Interest Rate                   $   2.8   $   2.0   $   4.4   $   2.9
Foreign Exchange                    1.0       0.6       1.7       0.8
Equity                              0.8       0.5       1.2       0.9
Credit Derivatives                  0.9       0.6       1.2       0.9
Diversification                    (1.4)       NM        NM      (1.4)
Overall Portfolio                   4.1       3.3       5.4       4.1


                                          1st Quarter 2005
                                -------------------------------------
                                Average   Minimum   Maximum   3/31/05
                                -------   -------   -------   -------
Interest Rate                   $   2.8   $   2.0   $   4.3   $   4.3
Foreign Exchange                    1.0       0.4       3.3       2.2
Equity                              0.8       0.5       1.1       0.9
Credit Derivatives                  1.7       1.5       2.1       2.1
Diversification                    (1.4)       NM        NM      (3.0)
Overall Portfolio                   4.9       3.7       7.5       6.5



NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

     During the first quarter of 2006, interest rate risk generated approximately 47% of average VAR, credit derivatives generated 22% of average VAR, foreign exchange accounted for 17% of average VAR, and equity generated 14% of average VAR. During the first quarter of 2006, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days on which the Company's trading revenues fell within particular ranges during the past year.

Distribution of Revenues*
------------------------

                                         For the Quarter Ended
                            --------------------------------------------------
Revenue Range                3/31/06   12/31/05   9/30/05    6/30/05   3/31/05
                            --------------------------------------------------
(Dollars in millions)                    Number of Occurrences
----------------------      --------- --------- --------- ---------- ---------
Less than $(2.5)                 0         0         0          0         0
$(2.5)~ $ 0                      4         3         3          6         1
$ 0   ~ $ 2.5                   40        44        51         40        50
$ 2.5 ~ $ 5.0                   18        14         8         16        11
More than $5.0                   0         0         2          2         0

* Based on revenues before deducting share of joint venture partner, Susquehanna Trading.

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

(Dollars in millions)                             Estimated Changes in
                                                  Net Interest Income
                                        --------------------------------------
                                          March 31, 2006     December 31, 2005
                                             $         %         $        %
                                        --------- --------   ---------- ------
 +200 Basis Point Ramp vs. Stable Rate  $   (64)    (3.1)%  $   (65)     (3.2)%
 +100 Basis Point Ramp vs. Stable Rate      (28)    (1.3)       (29)     (1.4)
 -100 Basis Point Ramp vs. Stable Rate       (1)       -         (8)     (0.4)
 -200 Basis Point Ramp vs. Stable Rate      (15)    (0.7)       (32)     (1.6)


     The base case scenario Fed Funds rate in the March 31, 2006 analysis was 4.75% versus 4.25% for the December 31, 2005 analysis. The +100 basis point ramp scenario assumes short-term rates rise 25 basis points in each of the next four quarters, while the +200 ramp scenario assumes a 50 basis point per quarter increase. The +100 basis point March 31, 2006 scenario assumes a steepening of the yield curve with 10-year rates rising 115 basis points. The +200 basis point March 31, 2006 scenario assumes a slight steepening of the yield curve with 10-year rates rising 214 basis points. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity. The Company's pending transaction with JPMorgan Chase will initially result in a more liability-sensitive balance because corporate trust liabilities reprice more quickly than retail deposits. The Company expects to use portfolio management to restore its interest rate sensitivity to a position similar to pre-transaction levels.

STATISTICAL INFORMATION

                                  THE BANK OF NEW YORK COMPANY, INC.
                       Average Balances and Rates on a Tax Equivalent Basis
                                       (Dollars in millions)

                                                 For the three months          For the three months
                                                 ended March 31, 2006          ended March 31, 2005
                                         ----------------------------   ---------------------------
                                          Average             Average   Average             Average
                                          Balance   Interest   Rate     Balance   Interest   Rate
                                         --------   --------  -------  ---------  --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                     $   9,624  $     86    3.61%  $   9,824  $     71    2.95%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           3,518        35    4.05       4,816        27    2.31
Margin Loans                                 5,655        77    5.54       6,407        55    3.46
Loans
 Domestic Offices                           22,984       298    5.23      22,135       239    4.38
 Foreign Offices                            10,965       143    5.30      10,302        96    3.76
                                         ---------  --------           ---------  --------
   Non-Margin Loans                         33,949       441    5.26      32,437       335    4.19
                                         ---------  --------           ---------  --------
Securities
 U.S. Government Obligations                   225         2    4.22         358         3    3.04
 U.S. Government Agency Obligations          3,953        44    4.45       3,302        31    3.74
 Obligations of States and
  Political Subdivisions                       227         4    6.66         199         4    7.34
 Other Securities                           22,678       265    4.66      19,681       185    3.77
 Trading Securities                          4,714        51    4.42       2,464        22    3.60
                                         ---------  --------           ---------   -------
   Total Securities                         31,797       366    4.61      26,004       245    3.77
                                         ---------  --------           ---------   -------
Total Interest-Earning Assets               84,543     1,005    4.79%     79,488       733    3.74%
                                                    --------                       -------
Allowance for Credit Losses                   (415)                         (589)
Cash and Due from Banks                      4,881                         4,166
Other Assets                                17,124                        16,177
                                         ---------                     ---------
   TOTAL ASSETS                          $ 106,133                     $  99,242
                                         =========                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts              $   6,025  $     32    2.14%  $   6,915  $     21    1.25%
 Savings                                     8,123        31    1.56       8,901        21    0.94
 Certificates of Deposit
  $100,000 & Over                            4,258        48    4.58       2,880        18    2.57
 Other Time Deposits                         1,623        15    3.65         899         4    1.76
 Foreign Offices                            30,220       208    2.80      25,464       120    1.92
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Deposits           50,249       334    2.70      45,059       184    1.66
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                  1,966        20    4.19       1,390         6    1.84
Other Borrowed Funds                         1,980        20    4.02       1,825         7    1.54
Payables to Customers and Broker-Dealers     5,231        40    3.10       6,385        25    1.57
Long-Term Debt                               8,011        96    4.81       6,605        49    2.98
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Liabilities        67,437       510    3.06%     61,264       271    1.80%
                                                    --------                      --------
Noninterest-Bearing Deposits                15,391                        15,520
Other Liabilities                           13,417                        13,158
Common Shareholders' Equity                  9,888                         9,300
                                         ---------                     ---------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 106,133                     $  99,242
                                         =========                     =========
Net Interest Earnings
 and Interest Rate Spread                           $    495    1.73%             $    462    1.94%
                                                    ========  =======             ========  =======
Net Yield on Interest-Earning Assets                            2.35%                         2.36%
                                                              =======                       =======


OTHER DEVELOPMENTS

     On January 3, 2006, the Company acquired Alcentra, an international asset management group focused on managing funds that invest in non-investment grade debt. Alcentra's management team will retain a 20 percent interest. Alcentra has operations in London and Los Angeles and currently manages 15 different investment funds with over $6.2 billion of assets.

     On March 2, 2006, the Company acquired Urdang, a real estate investment management firm that manages approximately $3.0 billion in direct investments and portfolios of REIT securities.

     On April 8, 2006, the Company announced a definitive agreement to sell its retail and regional middle market businesses to JPMorgan Chase for $3.1 billion with a premium of $2.3 billion. JPMorgan Chase will sell its corporate trust business to the Company for $2.8 billion with a premium of $2.15 billion. The difference in premiums results in a net cash payment of $150 million to the Company. There is also a contingent payment of up to $50 million to the Company tied to customer retention.

    The transaction further increases the Company's focus on the securities services and wealth management businesses that have fueled the Company's growth in recent years and that are at the core of its long-term business strategy.

     The transaction has been approved by each company's board of directors and is expected to be completed late in the third quarter or during the fourth quarter of 2006, subject to regulatory approvals. The Company expects to record an after-tax gain of $1.3 billion on the businesses to be sold. The Company also expects to incur after-tax merger and integration charges of $90-120 million, which will be recorded over several quarters. The transaction is expected to be dilutive to GAAP earnings per share through 2009 (4.5 percent in 2007 to 1.5 percent in 2009), but to be accretive to cash earnings per share in 2009 when cost savings are fully phased in.

     JPMorgan Chase's corporate trust business comprises issues representing $5 trillion in total debt outstanding. It has 2,400 employees in more than 40 locations globally. The Company's corporate trust business comprises issues representing $3 trillion in total debt outstanding. It has 1,300 employees in 25 locations globally.

     The Company's retail bank consists of 342 branches in the tri-state region, serving approximately 700,000 consumer households and small businesses with $14.5 billion in deposits and $15.4 billion in assets. The Company's regional middle market businesses provide financing, banking and treasury services for middle market clients, serving more than 2,000 clients in the tri-state region. Together, the units have 4,000 employees located in New York, New Jersey, Connecticut and Delaware.

     During the first quarter of 2006, the Company repurchased 0.9 million shares of its common stock in the open market and through the employee benefit plans. The Company also repurchased 1.5 million shares of its common stock in February at an initial price of $34.31 through an accelerated share repurchase program.

Operating leverage is measured by comparing the rate of increase in revenue to the rate of increase in expenses. The chart below shows the computation of operating leverage.

Operating Leverage
------------------

(Dollars in millions)

                      1Q 2006       1Q 2005        % Change
                      -------       -------        --------
Noninterest Income     $1,332        $1,178           13.1%

Net Interest Income       488           455            7.3

Total Revenue           1,820         1,633           11.5

Total Expense           1,178         1,077            9.4

Operating Leverage                                     2.1%
                                                      =====


                      1Q 2006       4Q 2005        % Change
                      -------       -------        --------
Noninterest Income     $1,332        $1,273            4.6%

Net Interest Income       488           492           (0.8)

Total Revenue           1,820         1,765            3.1

Total Expense           1,178         1,148            2.6

Operating Leverage                                     0.5%
                                                      =====

FORWARD-LOOKING STATEMENTS AND RISK FACTORS THAT COULD AFFECT FUTURE RESULTS

     Much of the information in this document is forward-looking. This includes all statements about the Company's earnings and revenue outlook, projected business growth, the expected outcome of legal, regulatory and investigatory proceedings, predicted loan losses, and the Company's plans, objectives and strategies. Forward-looking statements represent the Company's current estimates or expectations of future events or results.

     The Company, or its executive officers and directors on its behalf, may make additional forward-looking statements from time to time. When used in this report, any press release or any such oral statement, words such as "estimate, ""forecast," "project," "anticipate," "confident," "target," "expect," "intend," "think," "continue," "seek," "believe," "plan," "goal," "could," "should," "may," "will," "strategy," and words of similar meaning, signify forward-looking statements.

     Forward-looking statements are based on management's current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward-looking statements could be affected by a number of factors, some of which by their nature are dynamic and subject to rapid and possibly abrupt changes that the Company is necessarily unable to predict accurately, including the Risk Factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and the additional risk factors set forth below.

     This is not an exhaustive list of the risks the Company faces. For a further discussion of other factors affecting the Company's businesses, see "Forward-Looking Statements and Risk Factors That Could Affect Future Results" in Part I, Item 1A of the Company's 2005 Annual Report on Form 10-K.

     Forward-looking statements speak only as of the date they are made. The Company will not update forward-looking statements to reflect new facts, changes in assumptions or circumstances, or subsequent events.

     In addition to the Risk Factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the following risk factors should be considered before making an investment in the Company's securities:

     The Company may not be able to complete its acquisition of the JPMorgan Chase Corporate Trust Business and its divestiture of its retail banking and middle market businesses in a timely manner or at all.

     As discussed above, the Company recently announced its planned acquisition of the JPMorgan Chase Corporate Trust Business (the "JPMorgan Business") and divestiture of its retail and middle market banking businesses to JPMorgan Chase. If obtaining the required regulatory approvals or satisfying the other closing conditions for these transactions takes longer than expected, the closing of the transactions may not occur in a timely manner or at all. A delayed closing could adversely affect its efforts to
integrate the JPMorgan Business successfully.   If the Company is unable to
close the transactions, the Company will have diverted resources away from pursuits that could ultimately have proved to be more beneficial to its business.

     The Company may not realize the expected financial benefits from the acquisition of the JPMorgan Business if the Company fails to integrate the JPMorgan Chase Business successfully or if the JPMorgan Business does not perform as well as the Company expects.

     Achieving the expected benefits of this acquisition will require the Company to retain a substantial portion of the JPMorgan Business's current client base, to increase the revenue growth rate of the JPMorgan Business and to retain key employees of the JPMorgan Business. The scale, scope and nature of the integration and client retention efforts required as a result of the acquisition present a significant challenge to the Company. The Company may not be able to integrate the JPMorgan Business on the expected schedule, realize the anticipated cost savings and economies of scale, or retain a significant number of clients of the JPMorgan Business, any of which could cause the Company not to realize expected benefits from the acquisition. The Company will also seek to move the records of some existing corporate trust clients to the JPMorgan Chase technology platform, which the Company is also acquiring. The integration of the JPMorgan Business, including moving client records, could take longer than planned and be subject to unanticipated difficulties and expenses. It is possible that the transition of the JPMorgan Business could adversely affect the Company's ability to maintain relationships with clients and that some JPMorgan Business clients will elect other service providers. The Company could experience client attrition or revenue loss in the JPMorgan Business in excess of its expectations. The integration process could also result in the loss of key JPMorgan Business employees.

     If the Company is unable to integrate the JPMorgan Business successfully, then the Company may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth the Company expects from the acquisition. Furthermore, the integration of the JPMorgan Business will require a significant commitment of time and resources by the Company's management and other personnel, which could adversely affect its ability to service and retain its existing corporate trust clients and could divert the attention of management from its other businesses.

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

     A wide variety of domestic and foreign companies compete for processing services. For securities servicing and global payment services, international, national, and regional commercial banks, trust banks, investment banks, specialized processing companies, outsourcing companies, data processing companies, stock exchanges, and other business firms offer active competition. In the private banking and asset management markets, international, national, and regional commercial banks, standalone asset management companies, mutual funds, securities brokerage firms, insurance companies, investment counseling firms, and other business firms and individuals actively compete for business. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as consumer and commercial finance companies, national retail chains, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans.

WEBSITE INFORMATION

     The Company makes available on its website, www.bankofny.com:

* All of its SEC filings, including annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, SEC Forms 3, 4 and 5 and its proxy statement as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC;
* Its earnings releases and management conference calls and presentations; and
* Its corporate governance guidelines and the charters of the Audit and Examining, Compensation and Organization, and Nominating and Governance Committees of its Board of Directors.

     The corporate governance guidelines and committee charters are available in print to any shareholder who requests them. Requests should be sent to The Bank of New York Company, Inc., Corporate Communications, One Wall Street, NY, NY 10286.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                      Consolidated Balance Sheets
                            (Dollars in millions, except per share amounts)
                                             (Unaudited)
                                                          March 31, 2006       December 31, 2005
                                                      ------------------       -----------------
Assets
------
Cash and Due from Banks                               $            3,408       $           3,515
Interest-Bearing Deposits in Banks                                 7,635                   8,644
Securities
  Held-to-Maturity (fair value of $2,123 in 2006
    and $1,951 in 2005)                                            2,165                   1,977
  Available-for-Sale                                              25,123                  25,349
                                                      ------------------       -----------------
    Total Securities                                              27,288                  27,326
Trading Assets at Fair Value                                       7,129                   5,930
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                          4,781                   2,425
Loans (less allowance for loan losses of $419 in 2006
  and $411 in 2005)                                               39,635                  40,315
Premises and Equipment                                             1,059                   1,060
Due from Customers on Acceptances                                    272                     233
Accrued Interest Receivable                                          378                     391
Goodwill                                                           3,848                   3,619
Intangible Assets                                                    896                     811
Other Assets                                                       7,282                   7,805
                                                      ------------------       -----------------
     Total Assets                                     $          103,611       $         102,074
                                                      ==================       =================
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)   $           16,889       $          18,236
 Interest-Bearing
   Domestic Offices                                               18,863                  19,522
   Foreign Offices                                                29,472                  26,666
                                                      ------------------       -----------------
     Total Deposits                                               65,224                  64,424
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                   903                     834
Trading Liabilities                                                2,358                   2,401
Payables to Customers and Broker-Dealers                           7,556                   8,623
Other Borrowed Funds                                               1,158                     860
Acceptances Outstanding                                              276                     235
Accrued Taxes and Other Expenses                                   3,676                   4,124
Accrued Interest Payable                                             171                     172
Other Liabilities (including allowance for
  lending-related commitments of
  $147 in 2006 and $154 in 2005)                                   3,879                   2,708
Long-Term Debt                                                     8,309                   7,817
                                                      ------------------       -----------------
     Total Liabilities                                            93,510                  92,198
                                                      ------------------       -----------------
Shareholders' Equity
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,047,597,230 shares in 2006 and
  1,044,994,517 shares in 2005                                     7,857                   7,838
 Additional Capital                                                1,904                   1,826
 Retained Earnings                                                 7,347                   7,089
 Accumulated Other Comprehensive Income                             (189)                   (134)
                                                      ------------------       -----------------
                                                                  16,919                  16,619
 Less: Treasury Stock (275,833,078 shares in 2006
        and 273,662,218 shares in 2005), at cost                   6,811                   6,736
       Loan to ESOP (203,507 shares in 2006
        and 203,507 shares in 2005), at cost                           7                       7
                                                      ------------------       -----------------
     Total Shareholders' Equity                                   10,101                   9,876
                                                      ------------------       -----------------
     Total Liabilities and Shareholders' Equity       $          103,611       $         102,074
                                                      ==================       =================
------------------------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

                                   THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Statements of Income
                            (Dollars in millions, except per share amounts)
                                              (Unaudited)
                                                                        For the three
                                                                         months ended     Percent
                                                                           March 31,        Inc/
                                                                        2006     2005      (Dec)
                                                                       ------   ------   --------
Interest Income
---------------
Loans                                                                  $  441   $  335      32%
Margin loans                                                               77       55      40
Securities
  Taxable                                                                 298      207      44
  Exempt from Federal Income Taxes                                         10        9      11
                                                                       ------   ------
                                                                          308      216      43
Deposits in Banks                                                          86       71      21
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                                  35       27      30
Trading Assets                                                             51       22     132
                                                                       ------   ------
    Total Interest Income                                                 998      726      37
                                                                       ------   ------
Interest Expense
----------------
Deposits                                                                  334      184      82
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                              20        6     233
Other Borrowed Funds                                                       20        7     186
Customer Payables                                                          40       25      60
Long-Term Debt                                                             96       49      96
                                                                       ------   ------
    Total Interest Expense                                                510      271      88
                                                                       ------   ------
Net Interest Income                                                       488      455       7
Provision for Credit Losses                                                 5      (10)
                                                                       ------   ------
Net Interest Income After Provision for
  Credit Losses                                                           483      465       4
                                                                       ------   ------
Noninterest Income
------------------
Servicing Fees
 Securities                                                               831      750      11
 Global Payment Services                                                   70       75      (7)
                                                                       ------   ------
                                                                          901      825       9
Private Banking and Asset Management Fees                                 141      122      16
Service Charges and Fees                                                   89       92      (3)
Foreign Exchange and Other Trading Activities                             115       96      20
Securities Gains                                                           17       12      42
Other                                                                      69       31     123
                                                                       ------   ------
    Total Noninterest Income                                            1,332    1,178      13
                                                                       ------   ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                                            668      618       8
Net Occupancy                                                              88       78      13
Furniture and Equipment                                                    53       52       2
Clearing                                                                   50       46       9
Sub-custodian Expenses                                                     34       23      48
Software                                                                   56       53       6
Communications                                                             27       23      17
Amortization of Intangibles                                                13        8      63
Other                                                                     189      176       7
                                                                       ------   ------
    Total Noninterest Expense                                           1,178    1,077       9
                                                                       ------   ------
Income Before Income Taxes                                                637      566      13
Income Taxes                                                              215      187      15
                                                                       ------   ------
Net Income                                                             $  422   $  379      11
----------                                                             ======   ======
Per Common Share Data:
---------------------
   Basic Earnings                                                      $ 0.55   $ 0.49      12
   Diluted Earnings                                                      0.55     0.49      12
   Cash Dividends Paid                                                   0.21     0.20       5
Diluted Shares Outstanding                                                774      779      (1)

See accompanying Notes to Consolidated Financial Statements.

                                   THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statement of Changes in Shareholders' Equity
                              For the three months ended March 31, 2006
                                          (Dollars in millions)
                                               (Unaudited)

Common Stock
Balance, January 1                                                            $       7,838
  Issuances in Connection with Employee Benefit Plans                                    19
                                                                              -------------
Balance, March 31                                                                     7,857
                                                                              -------------
Additional Capital
Balance, January 1                                                                    1,826
  Issuances in Connection with Employee Benefit Plans                                    78
                                                                              -------------
Balance, March 31                                                                     1,904
                                                                              -------------
Retained Earnings
Balance, January 1                                                                    7,089
  Net Income                                                    $       422             422
  Cash Dividends on Common Stock                                                       (164)
                                                                              -------------
Balance, March 31                                                                     7,347
                                                                              -------------
Accumulated Other Comprehensive Income

Balance, January 1                                                                     (134)
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(32)                                           (45)            (45)
      Reclassification Adjustment, Net of Taxes of $(2)                  (2)             (2)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $2                                                2               2
      Net Unrealized Derivative loss on Cash Flow Hedges,
        Net of Taxes of $(3)                                             (5)             (5)
      Minimum Pension Liability Adjustment,
        Net of Taxes of $(3)                                             (5)             (5)
                                                                 -----------   -------------
Balance, March 31                                                                      (189)

Total Comprehensive Income                                       $      367
                                                                 ===========
Less Treasury Stock
Balance, January 1                                                                    6,736
  Issued                                                                                 (7)
  Acquired                                                                               82
                                                                              -------------
Balance, March 31                                                                     6,811
                                                                              -------------
Less Loan to ESOP
Balance, January 1                                                                        7
  Loan to ESOP                                                                            -
                                                                              -------------
Balance, March 31                                                                         7
                                                                              -------------
Total Shareholders' Equity, March 31, 2006                                    $      10,101
                                                                              =============

-------------------------------------------------------------------------------------------

Comprehensive Income for the three months ended March 31, 2006 and 2005 was $367 and $298.

See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statements of Cash Flows
                               (Dollars in millions)
                                    (Unaudited)

                                                           For the three months
                                                               ended March 31,
                                                              2006       2005
                                                            --------   --------
Operating Activities
Net Income                                                  $    422   $    379
Adjustments to Determine Net Cash Attributable to
 Operating Activities:
  Provision for Credit Losses
    and Losses on Other Real Estate                                5        (10)
  Depreciation and Amortization                                  117        146
  Deferred Income Taxes                                          (37)        89
  Securities Gains                                               (17)       (12)
  Change in Trading Activities                                (1,074)      (358)
  Change in Accruals and Other, Net                            1,126       (664)
                                                            --------   --------
Net Cash Provided by (Used for) Operating Activities             542       (430)
                                                            --------   --------
Investing Activities
Change in Interest-Bearing Deposits in Banks                   1,100       (793)
Change in Margin Loans                                           777         21
Purchases of Securities Held-to-Maturity                        (303)       (26)
Paydowns of Securities Held-to-Maturity                           65         73
Maturities of Securities Held-to-Maturity                         40          6
Purchases of Securities Available-for-Sale                    (3,260)    (3,835)
Sales of Securities Available-for-Sale                           890      1,352
Paydowns of Securities Available-for-Sale                      1,193      1,468
Maturities of Securities Available-for-Sale                    1,436        680
Net Principal Received (Disbursed) on Loans to Customers        (138)    (3,135)
Sales of Loans and Other Real Estate                              33        105
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                           (2,356)     1,623
Purchases of Premises and Equipment                              (41)       (16)
Acquisitions, Net of Cash Acquired                              (339)       (31)
Other, Net                                                       (57)        23
                                                            --------   --------
Net Cash Used for Investing Activities                          (960)    (2,485)
                                                            --------   --------
Financing Activities
Change in Deposits                                               637        560
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                69       (326)
Change in Payables to Customers and Broker-Dealers            (1,067)        20
Change in Other Borrowed Funds                                   302        353
Proceeds from the Issuance of Long-Term Debt                     600      1,453
Repayments of Long-Term Debt                                     (12)       (99)
Issuance of Common Stock                                         104         31
Treasury Stock Acquired                                          (82)      (117)
Cash Dividends Paid                                             (164)      (167)
                                                            --------   --------
Net Cash Provided by Financing Activities                        387      1,708
                                                            --------   --------
Effect of Exchange Rate Changes on Cash                          (76)       (82)
                                                            --------   --------
Change in Cash and Due From Banks                               (107)    (1,289)
Cash and Due from Banks at Beginning of Period                 3,515      3,886
                                                            --------   --------
Cash and Due from Banks at End of Period                    $  3,408   $  2,597
                                                            ========   ========
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                                $    510   $    277
    Income Taxes                                                 328         81
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                            -          -
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

2.  Accounting Changes and New Accounting Pronouncements
    ----------------------------------------------------

     The Company adopted SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," in 1995. At that time, as permitted by the standard, the Company elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accounted for the options granted to employees using the intrinsic value method, under which no expense is recognized for stock options because they were granted at the stock price on the grant date and therefore have no intrinsic value.

     On January 1, 2003, the Company adopted the fair value method of accounting for its options under SFAS 123 as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 permits three different methods of adopting fair value: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after January 1, 2003 are expensed while all options granted prior to January 1, 2003 are accounted for under APB 25 using the intrinsic value method. Consistent with industry practice, the Company elected the prospective method of adopting fair value accounting.

     During the three months ended March 31, 2006, approximately 6 million options were granted. In the first quarter of 2006, the Company recorded $10 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(Dollars in millions,                               1st Quarter
  except per share amounts)                        2006    2005
                                                  ------  ------
Reported net income                               $  422  $  379
Stock based employee compensation costs,
 using prospective method, net of tax                  6       6
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                           (6)    (13)
                                                  ------  ------
Pro forma net income                              $  422  $  372
                                                  ======  ======

Reported diluted earnings per share               $ 0.55  $ 0.49
Impact on diluted earnings per share                   -   (0.01)
                                                  ------  ------
Pro forma diluted earnings per share              $ 0.55  $ 0.48
                                                  ======  ======

     The fair value of options granted in 2006 and 2005 were estimated at the grant date using the following weighted average assumptions:

                                                 1st Quarter
                                                2006    2005
                                               -----   -----
Dividend Yield                                  2.44%   2.77%
Expected Volatility                            21.94   25.05
Risk Free Interest Rates                        4.66    4.15
Expected Options Lives                             5       5


     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." FASB 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS 123(R) on January 1, 2006 using the "modified prospective" method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

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

     In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5("EITF 04-5"), "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights", which provides guidance in determining whether a general partner controls a limited partnership. The adoption of EITF 04-5 did not have a significant impact on the Company's financial condition or results of operation.

     In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions." The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The proposed Interpretation requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. A final standard is expected to be issued in 2006. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on the Company's consolidated financial statements.

     In July 2005, the FASB issued an exposure draft, FSP FAS 13-a, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Generated by a Leverage Lease Transaction," revising the accounting guidance under SFAS No. 13 ("SFAS 13"), "Accounting for Leases," for leveraged leases.

The exposure draft modifies existing interpretations of SFAS 13 and associated industry practice. As a result, when the revised FSP becomes effective, the Company expects to recognize a material one-time after-tax charge to earnings or capital of $340 to $385 million related to a change in the timing of its lease cash flows due to the LILO settlement. See Note "Commitments and Contingencies". However, an amount approximating this one-time charge would be taken into income over the remaining term of the affected leases.

     In February 2006, the FASB issued FASB Statement No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS 140 and SFAS 133. SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value if the hybrid instrument contains an embedded derivative that otherwise would require bifurcation and be accounted for separately under SFAS 133. This statement clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after December 31, 2006. The Company does not expect the adoption of the standard will have a significant impact on its financial conditions or results of operations.

     Certain other prior year information has been reclassified to conform its presentation with the 2006 financial statements.

3.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be an active acquirer of securities servicing and asset management businesses.

     In the first quarter of 2006, two businesses were acquired for a total cost of $323 million, primarily paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to acquisitions in the first quarter of 2006 was $212 million. The tax-deductible portion of goodwill related to acquisitions in the first quarter of 2006 was $73 million. At March 31, 2006, the Company was liable for potential contingent payments related to acquisitions in the amount of $323 million. During the first quarter of 2006, the Company paid or accrued $17 million for contingent payments related to acquisitions made in prior years.

2006
----
     On January 3, 2006, the Company acquired Alcentra, an international asset management group focused on managing funds that invest in non-investment grade debt. Alcentra's management team will retain a 20 percent interest. Alcentra has operations in London and Los Angeles and currently manages 15 different investment funds with over $6.2 billion of assets.

     On March 2, 2006, the Company acquired Urdang, a real estate investment management firm that manages approximately $3.0 billion in direct investments and portfolios of REIT securities.

     On April 8, 2006, the Company announced a definitive agreement to sell its retail and regional middle market businesses to JPMorgan Chase for $3.1 billion with a premium of $2.3 billion. JPMorgan Chase will sell its corporate trust business to the Company for $2.8 billion with a premium of $2.15 billion. The difference in premiums results in a net cash payment of $150 million to the Company. There is also a contingent payment of up to $50 million to the Company tied to customer retention. For further details, see "Other Developments."

4.  Goodwill and Intangibles
    ------------------------

     Goodwill by reportable segment is as follows:

(In millions)
                                          March 31, 2006     December 31, 2005
                                       ------------------    -----------------
 Institutional Services                     $       3,138      $         3,121
 Private Bank &
  BNY Asset Management                                601                  389
 Retail & Middle Market Banking                       109                  109
 Corporate & Other                                      -                    -
                                       ------------------    -----------------
Consolidated Total                          $       3,848      $         3,619
                                       ==================    =================

     The Company's reporting units are tested annually for goodwill impairment.

Intangible Assets
-----------------

                                  March 31, 2006                             December 31, 2005
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade Names           $    378  $        -  $    378 Indefinite Life  $    370  $        -  $    370
Customer Relationships     624        (111)      513        15             531         (99)      432
Other Intangible
   Assets                   25         (20)        5         6              28         (19)        9


  The aggregate amortization expense of intangibles was $13 million and $8 million for the quarters ended March 31, 2006 and 2005, respectively. Estimated amortization expense for the next five years is as follows:

                                      For the Year Ended        Amortization
(In millions)                                December 31,            Expense
                                      ------------------        ------------
                                              2006                       $56
                                              2007                        53
                                              2008                        52
                                              2009                        50
                                              2010                        48

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

     Transactions in the allowance for credit losses are summarized as follows:

(In millions)                         Three Months Ended March 31, 2006
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      411     $        154     $      565
  Charge-Offs                            (14)               -            (14)
  Recoveries                              10                -             10
                               --------------  ---------------  -------------
  Net Charge-Offs                         (4)               -             (4)
  Provision                               12               (7)             5
                               --------------  ---------------  -------------
Balance, End of Period            $      419     $        147     $      566
                               ==============  ===============  =============

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
                               ==============  ===============  =============

6.  Capital Transactions
    --------------------

     The Company has 5 million authorized shares of Class A preferred stock having a par value of $2.00 per share. At March 31, 2006 and December 31, 2005, 3,000 shares were outstanding.

     In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at March 31, 2006 and December 31, 2005, respectively.

7.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:

(Dollars in millions,                       Three Months Ended
 except per share amounts)                     March 31,
                                            ------------------
                                              2006      2005
                                            --------  --------
Net Income (1)                              $    422  $    379
                                            ========  ========
Basic Weighted Average
  Shares Outstanding                             764       771
Shares Issuable upon Conversion of
  Employee Stock Options                          10         8
                                            --------  --------
Diluted Weighted Average
  Shares Outstanding                             774       779
                                            ========  ========
Basic Earnings Per Share:                   $   0.55  $   0.49
Diluted Earnings Per Share:                     0.55      0.49

(1) Net Income, net income available to common shareholders and diluted net income are the same for all periods presented.

8.   Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:

                               Pension Benefits       Healthcare Benefits
                             ---------------------  -----------------------
                             Three Months Ended       Three Months Ended
                                  March 31,                March 31,
                             ---------------------  -----------------------
                             Domestic   Foreign            Domestic
                             --------- ---------          ----------
(In millions)                2006 2005 2006 2005          2006  2005
---------------------        ---- ---- ---- ----          ----  -----
Net Periodic Cost (Income)
 Service Cost                $ 12 $ 16 $  2 $  2          $  -  $  -
 Interest Cost                 13   14    3    2             2     2
 Expected Return on Assets    (25) (30)  (3)  (3)           (1)   (1)
 Other                          9    4    1    1             3     2
                             ---- ---- ---- ----          ----  ----
Net Periodic Cost (Income)   $  9 $  4 $  3 $  2          $  4  $  3
                             ==== ==== ==== ====          ====  ====

9.   Income Taxes
     ------------

       The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:
                                                       Three Months Ended
                                                            March 31,
                                                        -----------------
                                                          2006     2005
                                                         ------   ------
Federal Rate                                              35.0%    35.0%
State and Local Income Taxes,
  Net of Federal Income Tax Benefit                        2.8      3.7
Nondeductible Expenses                                     0.1      0.2
Credit for Synthetic Fuel Investments                     (0.9)    (2.3)
Credit for Low-Income Housing Investments                 (1.6)    (2.0)
Tax-Exempt Income From Municipal Securities               (0.1)    (0.2)
Other Tax-Exempt Income                                   (1.0)    (1.1)
Foreign Operations                                        (0.8)    (0.2)
Other - Net                                                0.2        -
                                                         ------   ------
Effective Rate                                            33.7%    33.1%
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

     The Company's significant trading and off-balance-sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. The Company assumes these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for its own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. The Company's off-balance-sheet risks are managed and monitored in manners similar to those used for on-balance-sheet risks. There are no significant industry concentrations of such risks.

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at March 31, 2006 and December 31, 2005 follows:


Off-Balance-Sheet Credit Risks
------------------------------

                                                        March 31,  December 31,
(In millions)                                               2006          2005
-----------------------------------                 ------------   -----------
Lending Commitments                                 $     38,612   $    36,954
Standby Letters of Credit                                 10,622        10,383
Commercial Letters of Credit                               1,108         1,189
Securities Lending Indemnifications                      352,380       310,970

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at March 31, 2006 and December 31, 2005 was $147 million and $154 million.

     A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (the

Company) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. The Company generally lends securities with indemnification against broker default. The Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At March 31, 2006 and December 31, 2005, securities lending indemnifications were secured by collateral of $360.4 billion and $317.4 billion, respectively.

     Standby letters of credit principally support corporate obligations and include $0.9 billion that were collateralized with cash and securities on March 31, 2006 and December 31, 2005. At March 31, 2006, approximately $7.0 billion of the standbys will expire within one year, and the balance between one to five years.

     The notional amounts for other off-balance-sheet risks (See "Trading Activities" in the MD&A section) express the dollar volume of the transactions; however, credit risk is much smaller. The Company performs credit reviews and enters into netting agreements to minimize the credit risk of foreign currency and interest rate risk management products. The Company enters into offsetting positions to reduce exposure to foreign exchange and interest rate risk.



Other
-----

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

      In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured cross-border leveraged leasing investments, referred to as "LILOs", prior to mid-1999 that the IRS has challenged. In 2004, the IRS proposed adjustments to the Company's tax treatment of these transactions. As previously disclosed, beginning in the fourth quarter of 2004, the Company had several appellate conferences with the IRS in an attempt to settle the proposed adjustments related to these LILO transactions.

     On February 28, 2006, the Company settled this matter with the IRS relating to LILO transactions closed in 1996 and 1997. The settlement will not affect first quarter 2006 net income, as the impact of the settlement was fully reserved.

     The Company's 1998 leveraged lease transactions are in a subsequent audit cycle and were not part of the settlement. The Company believes that a comparable settlement for 1998 will ultimately be possible, given the similarity between these leases and the settled leases. However, negotiations are not complete and the treatment of the 1998 leases may still be litigated. Under current generally accepted accounting principles, if the 1998 leases are settled on a basis comparable to the 1996 and 1997 leases, the Company would not expect the settlement of the 1998 leases to have an impact on net income, based on existing reserves.

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

     See discussion of contingent legal matters in the "Legal and Regulatory Proceedings" section.

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of April 28, 2006, The Bank of New York Company, Inc. had
761,953,149 shares of common stock ($7.50 par value) outstanding.

The Bank of New York Company, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

The registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

The following sections of the Financial Review set forth in the cross-reference index are incorporated in the Quarterly Report on Form 10-Q.

               Cross-reference                                        Page(s)
-----------------------------------------------------------------------------

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets as of
                  March 31, 2006 and December 31, 2005                     48

               Consolidated Statements of Income for
                 the Three Months Ended March 31, 2006 and 2005            49

               Consolidated Statement of Changes in
                 Shareholders' Equity for the Three Months
                 Ended March 31, 2006                                      50

               Consolidated Statement of Cash Flows
                 for the Three Months Ended March 31, 2006 and 2005        51

               Notes to Consolidated Financial Statements             52 - 60

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         3 - 47

Item 3         Quantitative and Qualitative Disclosures
                 About Market Risk                                    39 - 41

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company's Disclosure Committee, whose members include the Chief Executive Officer and Chief Financial Officer, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its SEC reports is timely recorded, processed, summarized and reported. In addition, the Company has established a Code of Conduct designed to provide a statement of the values and ethical standards to which the Company requires its employees and directors to adhere. The Code of Conduct provides the framework for maintaining the highest possible standards of professional conduct. The Company also maintains an ethics hotline for employees.

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


PART II.  OTHER INFORMATION

Item 1.  Legal and Regulatory Proceedings
-----------------------------------------

     In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, on the basis of current knowledge and after consultation with legal counsel, the Company does not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves, will have a material adverse effect on the consolidated financial position or liquidity of the Company, although they could have a material effect on net income for a given period.
The Company intends to defend itself vigorously against all of the claims asserted in these legal actions.

     As previously disclosed in the Company's 2005 Annual Report on Form 10-K, the U.S. Securities and Exchange Commission ("SEC") is investigating 1) the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds; 2) possible market-timing transactions cleared by Pershing LLC ("Pershing"); and 3) the trading activities of Pershing Trading Company LP, a floor specialist, on two regional exchanges from 1999 to 2004.

     Pershing, which the Company acquired from Credit Suisse First Boston
(USA), Inc. ("CSFB") in May 2003, is defending a putative class action lawsuit filed against CSFB seeking unspecified damages relating to mutual fund market-timing transactions that were cleared through Pershing's facilities.

     Because the conduct at issue in the putative class action and the Pershing market timing and floor specialist investigations is alleged to have occurred largely during the period when Pershing was owned by CSFB, the Company has made claims for indemnification against CSFB relating to these matters under the agreement relating to the acquisition of Pershing. CSFB is disputing these claims for indemnification.

     As previously disclosed, the SEC has been investigating two of the Company's issuer services businesses. The Company continues to cooperate with these investigations. One of the investigations has focused primarily on the Company's role as transfer agent on behalf of equity issuers in the United States and the process that the Company's stock transfer division used to search for lost security holders of its issuer clients. On April 24, 2006, a settlement with the SEC was announced resolving this matter. The settlement includes, among other things: (i) a cease and desist order against the Bank for violations of certain securities laws; (ii) the Bank's agreement to offer payment to certain security holders for property escheated erroneously (while reserving the right to pursue their claim for repayment with the state to which the property was escheated) and a penalty of $250,000; and (iii) the Bank's retention of an independent consultant to review and evaluate certain of the Bank's policies and procedures. The Company believes the settlement will have no adverse effect on its transfer agent business. The other SEC investigation has focused on the Company's role as auction agent in connection with certain auction rate securities. The Company has entered into settlement negotiations with the SEC staff concerning the auction agent investigation. There can be no assurance that a settlement will be reached.

     As disclosed in a report filed on Form 8-K, the Company entered into a written agreement with the Federal Reserve Bank of New York and the New York State Banking Department on April 21, 2006. The agreement outlines a series of steps to strengthen and enhance the Bank's compliance practices, systems, controls, and procedures.


Item 1A.  Risk Factors
----------------------

     See "Forward-Looking Statements and Risk Factors That Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.  Unregistered Sales of Equity Securities
------------------------------------------------
           and Use of Proceeds
           -------------------

    Shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

     (a) Shares of common stock were issued to former directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. These issuances amounted to 4,963 shares on February 6, 2006 and 2,521 shares on February 23, 2006.

    Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the first quarter of 2006.

Issuer Purchases of Equity Securities
-------------------------------------
                                         Total Number         Maximum
                   Total      Average       of Shares     Number of Shares
                   Number      Price       Purchased as      That May be
Period           of Shares      Paid         Part of         Repurchased
                 Purchased   Per Share      Publicly       Under the Plans
                                        Announced Plans     or Programs
                                          or Programs
--------------  ----------  ----------   --------------- ------------------
January   1-31     565,997  $    31.61(1)        565,997         18,435,283
February  1-28   1,606,456       34.22         1,606,456         16,828,827
March     1-31     254,709       34.27           254,709         16,574,118
                ----------               ---------------
Total            2,427,162                     2,427,162
                ==========               ===============

(1) Based on initial price.

     All shares were repurchased through the Company's stock repurchase programs announced on July 12, 2005, which permits the repurchase of 20 million shares. The shares repurchased in January primarily resulted from open market purchases, while 1.5 million shares were repurchased in February at an initial price of $34.31 from a broker-dealer counterparty who borrowed the shares, as part of an accelerated share repurchase program. The initial price is subject to a purchase price adjustment based on the price the counterparty actually pays for the shares. The remaining shares repurchased were from employee benefit plans.

Item 6.  Exhibits
-----------------

     3.1 - The By-Laws of The Bank of New York Company, Inc. as amended through April 12, 2005, incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

     3.2 - Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated May 8, 2001, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3 filed June 7, 2001 (File No. 333-62516, 333-62516-01, 333-62516-02, 333-62516-03 and
     333-62516-04).

     4 - None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

     10- Purchase and Assumption Agreement, dated as of April 7, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co., incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the Commission on April 13, 2006.

     12- Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2006 and 2005.

     31- Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32- Certification of Chairman and Chief Executive Officer pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




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



                                          THE BANK OF NEW YORK COMPANY, INC.
                                          ----------------------------------
                                            (Registrant)





Date:  May 08, 2006                    By:    /s/ Thomas J. Mastro
                                            ---------------------------------
                                     Name:  Thomas J. Mastro
                                    Title:  Comptroller

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------

3.1 The By-Laws of The Bank of New York Company, Inc. as amended through April 12, 2005, incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

3.2 Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated May 8, 2001, incorporated by reference to
               Exhibit 4 to the Company's Registration Statement on Form S-3 filed June 7, 2001 (File No. 333-62516, 333-62516-01,
               333-62516-02, 333-62516-03 and 333-62516-04).

4 None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

10 Purchase and Assumption Agreement, dated as of April 7, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co., incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the Commission on April 13, 2006.

12 Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2006 and 2005.

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