Form 10-Q
period 2006-06-30
BANK OF NEW YORK CO INC
filed 2006-08-03
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended June 30, 2006



  The Quarterly Report on Form 10-Q and cross reference index is on page 92.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction                                                 5
          - Overview                                                     5
          - Second Quarter 2006 Highlights                               6
          - Supplemental Financial Information                           8
          - Consolidated Income Statement Review                        11
          - Business Segment Review                                     18
          - Critical Accounting Policies                                35
          - Consolidated Balance Sheet Review                           39
          - Liquidity                                                   48
          - Capital Resources                                           51
          - Trading Activities                                          53
          - Asset/Liability Management                                  55
          - Statistical Information                                     56
          - Supplemental Data                                           59
          - Other Developments                                          68
          - Forward-Looking Statements and
              Risk Factors That Could Affect Future Results             69
          - Government Monetary Policies and Competition                69
          - Website Information                                         70

         Consolidated Financial Statements
          - Consolidated Balance Sheets
             June 30, 2006 and December 31, 2005                        71
          - Consolidated Statements of Income
             for the Three Months and Six Months Ended
             June 30, 2006 and 2005                                     72
          - Consolidated Statement of Changes In
             Shareholders' Equity for the Six
             Months Ended June 30, 2006                                 74
          - Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2006 and 2005            75
          - Notes to Consolidated Financial Statements                  76

         Form 10-Q
          - Cover                                                       92
          - Controls and Procedures                                     93
          - Legal and Regulatory Proceedings                            93
          - Risk Factors                                                94
          - Unregistered Sales of Equity Securities
             and Use of Proceeds                                        95
          - Submission of Matters to Vote of Security Holders           96
          - Exhibits                                                    97
          - Signature                                                   98


                               THE BANK OF NEW YORK COMPANY, INC.
                               Consolidated Financial Highlights
                        (Dollars in millions, except per share amounts)
                                           (Unaudited)


                                              June 30,       March 31,       June 30,
  Continuing Operations(1)                      2006            2006            2005
  ------------------------                  ------------   -------------   ------------
  Quarter
  -------

  Net Interest Income                       $        358   $         339   $        329
  Noninterest Income                               1,366           1,261          1,194
                                            ------------   -------------   ------------
                                                   1,724           1,600          1,523
  Tax Equivalent Adjustment                            7               7              6
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      1,731   $       1,607   $      1,529
                                            ============   =============   ============

  Income from Continuing Operations
    Before Income Taxes                     $        591   $         535   $        505
  Income Taxes                                       200             175            162
                                            ------------   -------------   ------------
  Income from Continuing Operations                  391             360            343
  Income from Discontinued Operations,
    Net of Taxes                                      57              62             55
                                            ------------   -------------   ------------
  Net Income                                $        448   $         422   $        398
                                            ============   =============   ============
  Basic EPS:
   Income from Continuing Operations        $       0.52   $        0.47   $       0.45
   Income from Discontinued Operations, Net         0.07            0.08           0.07
   Net Income                                       0.59            0.55           0.52
  Diluted EPS:
   Income from Continuing Operations                0.52            0.47           0.45
   Income from Discontinued Operations, Net         0.07            0.08           0.07
   Net Income                                       0.59            0.55           0.52

  Cash Dividends Per Share                          0.21            0.21           0.20

  Return on Average Common
   Shareholders' Equity                            15.85%          14.75%         14.74%
  Return on Average Assets                          1.54            1.50           1.49

  Efficiency Ratio                                  66.4            67.0           67.8


(1) Discontinued operations includes the Company's retail and regional middle market banking businesses expected to be sold to JPMorgan Chase & Co. in the fourth quarter of 2006 in connection with the definitive agreement the Company entered into with JPMorgan Chase & Co. on April 8, 2006.


                               THE BANK OF NEW YORK COMPANY, INC.
                               Consolidated Financial Highlights
                        (Dollars in millions, except per share amounts)
                                           (Unaudited)


                                              June 30,       March 31,        June 30,
                                                2006           2006             2005
Continuing Operations(1)                   -------------   -------------   ------------
------------------------

  Year-to-date
  ------------
  Net Interest Income                       $        697   $         339   $        650
  Noninterest Income                               2,627           1,261          2,310
                                            ------------   -------------   ------------
                                                   3,324           1,600          2,960
  Tax Equivalent Adjustment                           14               7             13
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      3,338   $       1,607   $      2,973
                                            ============   =============   ============
  Income from Continuing Operations
    Before Income Taxes                     $      1,126   $         535   $        988
  Income Taxes                                       375             175            317
                                            ------------   -------------   ------------
  Income from Continuing Operations                  751             360            671
  Income from Discontinued Operations,
    Net of Taxes                                     119              62            106
                                            ------------   -------------   ------------
  Net Income                                $        870   $         422   $        777
                                            ============   =============   ============
  Basic EPS:
   Income from Continuing Operations        $       0.99   $        0.47   $       0.87
   Income from Discontinued Operations, Net         0.15            0.08           0.14
   Net Income                                       1.14            0.55           1.01
  Diluted EPS:
   Income from Continuing Operations                0.98            0.47           0.86
   Income from Discontinued Operations, Net         0.15            0.08           0.14
   Net Income                                       1.13            0.55           1.00
  Cash Dividends Per Share                          0.42            0.21           0.40



  Return on Average Common
   Shareholders' Equity                            15.30%          14.75%         14.52%
  Return on Average Assets                          1.52            1.50           1.48

  Efficiency Ratio                                  66.7            67.0           67.8

  Assets                                    $     99,935   $      94,851   $     94,370
  Loans                                           35,650          32,191         32,950
  Securities                                      27,355          27,190         25,691
  Deposits - Domestic                             25,602          20,751         22,611
           - Foreign                              31,139          30,049         26,076
  Long-Term Debt                                   8,207           8,309          7,586
  Common Shareholders' Equity                     10,056          10,101          9,471

  Employees                                       20,109          19,989         19,506

  Allowance for Loan Losses as
   a Percent of Total Loans                         0.95%           1.04%          1.41%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                    1.10            1.24           1.72
  Total Allowance for Credit Losses as
   a Percent of Total Loans                         1.35            1.47           1.82
  Total Allowance for Credit Losses as
   a Percent of Non-Margin Loans                    1.57            1.76           2.23


(1) Discontinued operations includes the Company's retail and regional middle market banking businesses expected to be sold to JPMorgan Chase & Co. in the fourth quarter of 2006 in connection with the definitive agreement the Company entered into with JPMorgan Chase & Co. on April 8, 2006.





                               THE BANK OF NEW YORK COMPANY, INC.
                 Consolidated Financial Highlights - Supplemental Information
                        (Dollars in millions, except per share amounts)
                                           (Unaudited)

                                              June 30,       March 31,       June 30,
                                               2006           2006             2005
Adjusted Results (1)                        ------------   -------------   ------------
--------------------

 Quarter
 -------
  Net Interest Income                       $        512   $         488   $        470
  Noninterest Income                               1,426           1,332          1,256
                                            ------------   -------------   ------------
                                                   1,938           1,820          1,726
  Tax Equivalent Adjustment                            9               7              7
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      1,947   $       1,827   $      1,733
                                            ============   =============   ============

  Net Income                                $        448   $         422   $        398
  Basic EPS                                         0.59            0.55           0.52
  Diluted EPS                                       0.59            0.55           0.52
  Cash Dividends Per Share                          0.21            0.21           0.20

  Efficiency Ratio                                  64.9%           65.1%          65.7%

 Year-to-date
 ------------
  Net Interest Income                       $      1,000   $         488   $        925
  Noninterest Income                               2,758           1,332          2,434
                                            ------------   -------------   ------------
                                                   3,758           1,820          3,359
  Tax Equivalent Adjustment                           15               7             14
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      3,773   $       1,827   $      3,373
                                            ============   =============   ============

  Net Income                                $        870   $         422   $        777
  Basic EPS                                         1.14            0.55           1.01
  Diluted EPS                                       1.13            0.55           1.00
  Cash Dividends Per Share                          0.42            0.21           0.40

  Efficiency Ratio                                  65.0%           65.1%          65.9%

  Assets                                    $    108,881   $     103,611   $    103,063
  Loans                                           43,622          40,054         40,681
  Securities                                      27,459          27,288         25,779
  Deposits - Domestic                             39,280          35,175         37,921
           - Foreign                              31,139          30,049         26,077
  Long-Term Debt                                   8,207           8,309          7,586
  Common Shareholders' Equity                     10,056          10,101          9,471

  Allowance for Loan Losses as
   a Percent of Total Loans                         0.96%           1.05%          1.38%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                    1.08            1.21           1.62
  Total Allowance for Credit Losses as
   a Percent of Total Loans                         1.30            1.41           1.75
  Total Allowance for Credit Losses as
   a Percent of Non-Margin Loans                    1.47            1.63           2.05

  Employees                                       23,575          23,500         22,993


(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.  See "Supplemental Financial Information."


                                      THE BANK OF NEW YORK COMPANY, INC.
                                      Consolidated Financial Highlights
                                (Dollars in millions, except per share amounts)
                                                (Unaudited)

                                              June 30,       March 31,       June 30,
                                                2006           2006             2005
                                            ------------   -------------   ------------
  Assets Under Custody
  --------------------
    (In trillions) - Estimated
  Assets Under Custody                      $       12.0   $        11.3   $       10.3

  Equity Securities                                   32%             33%            35%
  Fixed Income Securities                             68              67             65

  Cross-Border Assets Under Custody         $        4.1   $         3.7   $        2.9

  Assets Under Management
  -----------------------
     (In billions)- Estimated
    Asset Management Sector                 $        116   $         113   $        105
         Equity Securities                        36              37             36
         Fixed Income Securities                  21              21             22
         Alternative Investments                  28              26             15
         Liquid Assets                            31              29             32
    Foreign Exchange Overlay                          11              11              8
    Securities Lending Short-term
      Investment Funds                                43              49             39
                                            ------------   -------------   ------------
  Total Assets Under Management             $        170   $         173   $        152
                                            ============   =============   ============


  Capital Ratios
  --------------
  Tier 1 Capital Ratio                              7.96%           8.28%          8.07%
  Total Capital Ratio                              12.06           12.44          12.49
  Leverage Ratio                                    6.22            6.51           6.55
  Tangible Common Equity Ratio                      5.07            5.42           5.26

  Performance Ratios
  ------------------
  Quarter
  -------
  Return on Average Common
   Shareholders' Equity                            18.17%          17.31%         17.12%
  Return on Average Assets                          1.63            1.61           1.59

  Year-to-date
  ------------
  Return on Average Common
   Shareholders' Equity                            17.74%          17.31%         16.82%
  Return on Average Assets                          1.62            1.61           1.57

  Other Data
  ----------
  Common Shareholders'
    Equity Per Share                        $      14.15   $       13.09   $      12.29
  Market Value Per Share
    of Common Stock                                32.20           36.04          28.78


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

OVERVIEW

     The Bank of New York Company, Inc. (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to move and manage their financial assets in more than 100 markets worldwide. The Company has a long tradition of collaborating with clients to deliver innovative solutions through its core competencies: securities servicing, treasury management, private banking, and asset management. The Company's extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments, and foundations. Its principal subsidiary, The Bank of New York ("The Bank"), founded in 1784, is the oldest bank in the United States and has consistently played a prominent role in the evolution of financial markets worldwide.

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

     To achieve its key objectives, the Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. The Company has acquired over 90 businesses over the past ten years, almost exclusively in its securities servicing and asset management areas. The acquisition of Pershing LLC ("Pershing") in 2003 for $2 billion was the largest of these acquisitions completed to date. The acquisition of the corporate trust business of JPMorgan Chase & Co. ("JPMorgan Chase"), announced in April 2006, and the formation of BNY ConvergEx Group, announced in June 2006, should also contribute to the Company's ability to achieve its key objectives.

     As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited several of its slower growth traditional banking businesses over the past decade. The Company's more significant actions include selling its credit card business in 1997 and its factoring business in 1999, significantly reducing non-financial corporate credit exposures by 41% from December 31, 2001 to December 31, 2005, and, most recently, announcing an agreement to sell retail and regional middle market banking businesses to JPMorgan Chase. To the extent these actions generated capital, the capital has been reallocated to the Company's higher-growth businesses or used to repurchase shares.

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

SECOND QUARTER 2006 HIGHLIGHTS

     The Company reported one of its most successful quarters ever, not simply in terms of the strength and quality of its financial results but also in terms of the significant actions taken in sharpening its focus, strengthening its business mix and improving the earnings potential of the franchise. The Company is moving toward a "pure" trust and custody business model with the JPMorgan Chase transaction. Subsequently, the Company has made its business model even stronger and more focused by repositioning its execution services business through the formation of BNY ConvergEx Group.

     The Company was also successful in winning new business. This was reflected in the Company's revenue growth, which was strong across all areas of securities servicing, as well as in asset management and private banking - the Company's primary areas of focus. This revenue growth drove strong performance in other key operating measures, such as operating leverage, EPS growth, and return on equity.

     The Company reported second quarter net income of $448 million and diluted earnings per share of 59 cents, compared with net income of $398 million and diluted earnings per share of 52 cents in the second quarter of 2005, up 13%, and net income of $422 million and diluted earnings per share of 55 cents in the first quarter of 2006. Year-to-date net income was $870 million, or $1.13 of diluted earnings per share, compared to $777 million, or $1.00 of diluted earnings per share in 2005.

     On April 8, 2006, the Company entered into a definitive agreement with JPMorgan Chase to acquire its corporate trust business, with JPMorgan Chase acquiring the Company's retail and regional middle market banking businesses. In the second quarter of 2006, the Company adopted discontinued operations accounting for its retail and regional middle market banking business. The results from continuing operations exclude its retail and regional middle market banking business and do not include the operations of JPMorgan Chase's corporate trust business expected to be acquired in the fourth quarter and therefore are of limited value in projecting future results. Adjusted financial statements combining continuing and discontinued operations are presented in "Supplemental Financial Information."

     Second quarter 2006 income from continuing operations increased to $391 million, or 52 cents of diluted earnings per share. This compares to income from continuing operations of $343 million, or 45 cents of diluted earnings per share in the second quarter of 2005, up 16%, and $360 million, or 47 cents of diluted earnings per share in the first quarter of 2006. On a year-to-date basis, income from continuing operations was $751 million, or 98 cents of diluted earnings per share, compared to $671 million, or 86 cents of diluted earnings per share in 2005, up 14%.

     Performance highlights for the quarter include:

* Significant positive operating leverage over year ago and sequential periods.
*  Return on average common shareholders' equity of 18.2%.
* Securities servicing fees up 17% versus the year ago quarter. The growth was led by strong performance in issuer services, broker-dealer services, investor services, and execution and clearing services.
* Net interest income up 9% over last year's second quarter reflecting growth in deposits, particularly from the Company's corporate trust and custody businesses.
* Foreign exchange and other trading revenues up 29% from the year ago quarter.
* Private banking and asset management revenues up 23% from the year ago quarter, reflecting both acquisitions and growth at Ivy Asset
   Management.
* Two major strategic transactions announced: the swap transaction with JPMorgan Chase and the formation of BNY ConvergEx Group to better position the Company's execution business for future growth.

SUPPLEMENTAL FINANCIAL INFORMATION


     On April 8, 2006, the Company entered into a definitive agreement with JPMorgan Chase to acquire its corporate trust business, with JPMorgan Chase acquiring the Company's retail and regional middle market banking businesses. The transaction further increases the Company's focus on the securities services and asset management and private banking businesses that are at the core of its long-term business strategy. The transaction has been approved by each company's board of directors and is expected to be completed in the fourth quarter of 2006, subject to regulatory approvals.

     For the quarters and six months ended June 30, 2006 and 2005, the Company has prepared supplemental financial information as follows:

* Full income statement and balance sheet for continuing operations, which excludes the results of substantially all of Retail & Regional Middle Market Banking Business
* Full income statement and balance sheet for the Retail & Regional Middle Market Banking Business, which is reflected as discontinued operations
* Adjusted results, which combine the continuing and discontinued operations to provide continuity with historical results

     The Company believes that providing supplemental adjusted non-GAAP financial information is useful to investors in understanding the underlying operational performance of the Company and its businesses and performance trends. Specifically, the Company believes that the results of continuing operations are of limited value in projecting future results because they do not include the net income associated with the acquisition of the JPMorgan Chase corporate trust business, planned to close in the fourth quarter of 2006. By combining the results of continuing and discontinued operations and comparing the results with prior periods, the Company believes investors can obtain greater insight into the current performance of the Company in relation to historical results. Although the Company believes that the non-GAAP financial measures presented in this report enhance investors' understanding of the Company's business and performance, these non-GAAP measures should not be considered an alternative to GAAP. A reconciliation of the Company's adjusted and GAAP financial results for the quarters and six-month periods ended June 30, 2006 and 2005 are included in "Supplemental Data".

     Income statements for both continuing operations and for adjusted results is provided on the following two pages. In addition, see "Consolidated Financial Highlights - Supplemental Information" and "Supplemental Data."


                                                 THE BANK OF NEW YORK COMPANY, INC.
                                           Income Statement - Supplemental Information
                                              (In millions, except per share amounts)
                                                             (Unaudited)

                                                        Continuing Operations
                                   ---------------------------------------------------------------
                                              Quarter Ended                     Six Months Ended
                                    June 30,     March 31,    June 30,              June 30,
                                      2006         2006         2005          2006         2005
                                   ----------   ----------   ---------     ----------    ---------

Net Interest Income                     $ 358       $  339      $  329          $ 697       $  650
-------------------
Provision for Credit Losses                (1)           -          (3)            (1)         (20)
                                        -----        -----       -----          -----        -----
Net Interest Income After
    Provision for
      Credit Losses                       359          339         332            698          670
                                        -----        -----       -----          -----        -----
Noninterest Income
------------------
Servicing Fees
 Securities                               909          831         775          1,740        1,525
 Global Payment Services                   63           62          67            125          133
                                        -----        -----       -----          -----        -----
                                          972          893         842          1,865        1,658
Private Banking and
  Asset Management Fees                   138          130         112            268          224
Service Charges and Fees                   53           52          64            105          118
Foreign Exchange and Other
  Trading Activities                      130          113         101            243          193
Securities Gains                           23           17          23             40           35
Other                                      50           56          52            106           82
                                        -----        -----       -----          -----        -----
    Total Noninterest Income            1,366        1,261       1,194          2,627        2,310
                                        -----        -----       -----          -----        -----
Noninterest Expense
-------------------
Salaries and Employee Benefits            656          604         581          1,260        1,138
Net Occupancy                              68           68          65            136          124
Furniture and Equipment                    48           51          49             99           98
Clearing                                   53           50          42            103           88
Sub-custodian Expenses                     36           34          24             70           47
Software                                   53           55          55            108          107
Communications                             22           26          21             48           43
Amortization of Intangibles                15           13          10             28           18
Other                                     183          164         174            347          329
                                        -----        -----       -----          -----        -----
    Total Noninterest Expense           1,134        1,065       1,021          2,199        1,992
                                        -----        -----       -----          -----        -----
Income Before Income Taxes                591          535         505          1,126          988
Income Taxes                              200          175         162            375          317
                                        -----        -----       -----          -----        -----
Net Income                              $ 391        $ 360       $ 343          $ 751        $ 671
----------                              =====        =====       =====          =====        =====

Diluted Earnings Per Share              $0.52        $0.47       $0.45          $0.98        $0.86


     Diluted earnings per share from continuing operations for the second quarter of 2006 were 52 cents, up 16% from 45 cents a year ago. For the year-to-date period, diluted earnings per share grew 14% to 98 cents from a year ago.



                                                     THE BANK OF NEW YORK COMPANY, INC.
                                                Income Statement - Supplemental Information
                                                 (In millions, except per share amounts)
                                                                  (Unaudited)


                                                        Adjusted Income Statement (1)
                                 ------------------------------------------------------------------
                                              Quarter Ended                     Six Months Ended
                                    June 30,     March 31,    June 30,             June 30,
                                      2006         2006         2005          2006         2005
                                   ----------  ------------   --------     ----------    ---------

Net Interest Income                     $ 512        $ 488       $ 470         $1,000        $ 925
-------------------
Provision for Credit Losses                 -            5           5              5           (5)
                                        -----        -----       -----         ------        -----
Net Interest Income After
    Provision for
      Credit Losses                       512          483         465            995          930
                                        -----        -----       -----         ------        -----
Noninterest Income
------------------
Servicing Fees
 Securities                               909          831         775          1,740        1,525
 Global Payment Services                   70           70          76            140          151
                                        -----        -----       -----         ------        -----
                                          979          901         851          1,880        1,676
Private Banking and
  Asset Management Fees                   150          141         123            291          245
Service Charges and Fees                   91           89         103            180          195
Foreign Exchange and Other
  Trading Activities                      132          115         103            247          199
Securities Gains                           23           17          23             40           35
Other                                      51           69          53            120           84
                                        -----        -----       -----         ------        -----
    Total Noninterest Income            1,426        1,332       1,256          2,758        2,434
                                        -----        -----       -----         ------        -----
Noninterest Expense
-------------------
Salaries and Employee Benefits            723          668         640          1,391        1,258
Net Occupancy                              86           88          82            174          160
Furniture and Equipment                    50           53          51            103          103
Clearing                                   53           50          42            103           88
Sub-custodian Expenses                     36           34          24             70           47
Software                                   53           56          55            109          108
Communications                             23           27          22             50           45
Amortization of Intangibles                15           13          10             28           18
Other                                     209          189         197            398          373
                                        -----        -----       -----         ------        -----
    Total Noninterest Expense           1,248        1,178       1,123          2,426        2,200
                                        -----        -----       -----         ------        -----
Income Before Income Taxes                690          637         598          1,327        1,164
Income Taxes                              242          215         200            457          387
                                        -----        -----       -----         ------        -----
Net Income                              $ 448        $ 422       $ 398         $  870        $ 777
----------                              =====        =====       =====         ======        =====

Diluted Earnings Per Share              $0.59        $0.55       $0.52         $ 1.13        $1.00


(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.


  Diluted earnings per share from adjusted results for the second quarter of 2006 were 59 cents, up 13% from 52 cents a year ago. For the year-to-date period, diluted earnings per share grew 13% to $1.13 from a year ago.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

Continuing Operations
---------------------

                                             Percent Inc/(Dec)
                                             -----------------   Year-to-date  Percent
                                             2Q06 vs.  2Q06 vs. --------------   Inc/
(In millions)            2Q06   1Q06   2Q05    1Q06      2Q05    2006    2005   (Dec)
                        ------ ------ ------ --------  -------  ------  ------ -------
Servicing Fees
  Securities            $  909 $  831 $  775       9%      17%  $1,740  $1,525     14%
  Global Payment
   Services                 63     62     67       2       (6)     125     133     (6)
                        ------ ------ ------                    ------  ------
                           972    893    842       9       15    1,865   1,658     12
Private Banking
 and Asset
 Management Fees           138    130    112       6       23      268     224     20
Service Charges
 and Fees                   53     52     64       2      (17)     105     118    (11)
Foreign Exchange and
 Other Trading Activities  130    113    101      15       29      243     193     26
Securities Gains            23     17     23      35        -       40      35     14
Other                       50     56     52     (11)      (4)     106      82     29
                        ------ ------ ------                    ------  ------
Total Noninterest
  Income                $1,366 $1,261 $1,194       8       14   $2,627  $2,310     14
                        ====== ====== ======                    ======  ======


Adjusted
--------

                                             Percent Inc/(Dec)
                                             -----------------   Year-to-date  Percent
                                             2Q06 vs.  2Q06 vs. --------------   Inc/
(In millions)            2Q06   1Q06   2Q05    1Q06      2Q05    2006    2005   (Dec)
                        ------ ------ ------ --------  -------  ------  ------ -------
Servicing Fees
  Securities            $  909 $  831 $  775       9%      17%  $1,740  $1,525     14%
  Global Payment
   Services                 70     70     76       -       (8)     140     151     (7)
                        ------ ------ ------                    ------  ------
                           979    901    851       9       15    1,880   1,676     12
Private Banking
 and Asset
 Management Fees           150    141    123       6       22      291     245     19
Service Charges
 and Fees                   91     89    103       2      (12)     180     195     (8)
Foreign Exchange and
 Other Trading Activities  132    115    103      15       28      247     199     24
Securities Gains            23     17     23      35        -       40      35     14
Other                       51     69     53     (26)      (4)     120      84     43
                        ------ ------ ------                    ------  ------
Total Noninterest
  Income                $1,426 $1,332 $1,256       7       14   $2,758  $2,434     13
                        ====== ====== ======                    ======  ======


     Unless otherwise indicated, the discussion below refers to noninterest income on both a continuing operations basis and on an adjusted basis.

     The increase in noninterest income versus the second quarter of 2005 and the prior quarter reflects positive revenue trends in securities servicing, foreign exchange and other trading, and private banking and asset management. The increase on a year-to-date basis in noninterest income primarily reflects increases in securities servicing, foreign exchange and other trading, private banking and asset management, securities gains, and other income.

The following table provides the breakdown of securities servicing fees.

                                             Percent Inc/(Dec)
                                             -----------------  Year-to-date  Percent
                                             2Q06 vs. 2Q06 vs. --------------   Inc/
(In millions)            2Q06   1Q06   2Q05    1Q06    2Q05     2006    2005   (Dec)
                        ------ ------ ------ -------- -------- ------  ------ -------
                                                                          >
Execution and
 Clearing Services      $  334 $  339 $  294     (1)%    14%  $  673  $  587     15%

Issuer Services            207    154    159     34      30      361     298     21

Investor Services          302    277    265      9      14      579     528     10

Broker-Dealer Services      66     61     57      8      16      127     112     13
                        ------ ------ ------                  ------- -------
Securities
  Servicing Fees        $  909 $  831 $  775      9      17   $1,740  $1,525     14
                        ====== ====== ======                  ======= =======


     Double-digit securities servicing fee growth over the second quarter and year-to-date periods of 2005 reflects strong performance in all securities servicing businesses. On a sequential-quarter basis, fees were up significantly, reflecting seasonally strong issuer services and good growth in broker-dealer services and investor services. See "Institutional Services Segment" in "Business Segment Review" for additional details.

     On a continuing operations basis, global payment services fees decreased from the second quarter and year-to-date periods of 2005 but increased slightly on a sequential-quarter basis. The decline from last year reflects customers paying with higher compensating balances in lieu of fees. The sequential quarter increase primarily reflects growth from U.S. financial institutions. On an invoiced services basis, total revenue was up 6% over the second quarter of 2005 and 5% on a sequential-quarter basis. Performance trends on an adjusted basis were relatively consistent with the continuing operations basis.

     Private banking and asset management fees increased significantly from the second quarter and year-to-date periods of 2005 primarily due to acquisitions and higher fees in private banking. On a sequential-quarter basis, growth is attributable to higher fees at Ivy Asset Management and Alcentra as well as the full quarter impact of the Urdang acquisition, which closed on March 2, 2006. Total assets under management for private banking and asset management were $116 billion, up from $105 billion at June 30, 2005 and $113 billion at March 31, 2006.

     Service charges and fees were down from the second quarter and year-to-date periods of 2005 reflecting lower capital markets activity. On a sequential-quarter basis, service charges and fees were up reflecting higher underwriting fees.

     Foreign exchange and other trading revenues were up significantly from the second quarter and year-to-date periods of 2005. Foreign exchange was up from the 2005 periods and sequentially due to higher customer volumes driven by cross-border investment flows, good new business activity, and increased volatility. Other trading was up from the 2005 periods and sequentially primarily due to stronger results in equity and interest rate derivatives, and in fixed income trading.

     Securities gains in the second quarter were flat with the year-ago quarter and up significantly on a sequential-quarter basis. The gains in the quarter were primarily attributable to exceptionally strong returns on investments in the sponsor fund portfolio. Securities gains were up in the first six months of 2006 versus a year ago reflecting favorable market conditions and liquidity in the private equity markets.

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

Other Noninterest Income


                                                                  Year-to-date
                                                                  ------------
(In millions)                          2Q06     1Q06      2Q05    2006    2005
-------------------------------      -------  -------  -------    ----    ----
Asset-Related Gains                  $    18  $    34  $    35   $  52   $  49
Equity Investment Income                  14       11       10      25      22
Other	                                  18       11        7      29      11
Other Noninterest Income from         ------  -------  -------   -----   -----
  Continuing Operations                   50       56       52     106      82
Other Noninterest Income from
  Discontinued Operations                  1       13        1      14       2
                                     -------  -------  -------   -----   -----
Adjusted Other Noninterest Income    $    51  $    69  $    53   $ 120   $  84
                                     =======  =======  =======   =====   =====

     Other noninterest income on an adjusted basis decreased slightly versus the second quarter of 2005 and was down significantly from the first quarter of 2006. The first quarter of 2006 includes a pre-tax gain of $31 million related to the conversion of the Company's New York Stock Exchange ("NYSE") seats into cash and shares of NYSE Group, Inc. common stock. The year-to-date period of 2005 includes a $17 million gain on the sale of the Company's interest in Financial Models Company, Inc.

Net Interest Income
-------------------


Continuing Operations
---------------------


                                         Percent Inc/(Dec) Year-to-date
                                         ----------------- ------------  Percent
(Dollars in millions)                    2Q06 vs. 2Q06 vs.  2006   2005     Inc/
                        2Q06  1Q06  2Q05   1Q06     2Q05                   (Dec)
                        ----  ----  ---- -------  -------  ------ ------ -------
Net Interest Income    $ 358  $339  $329    6%       9%    $  697 $  650      7%
Tax Equivalent
  Adjustment(1)            7     7     6                       14     13
                         ----  ----  ----                  ------ ------
Net Interest Income
  on a Tax Equivalent
  Basis                $ 365  $346  $335    5        9     $  711 $  663      7
                        ====  ====  ====                   ====== ======
Net Interest Rate
 Spread                 1.29% 1.37% 1.54%                    1.33%  1.60%
Net Yield on Interest
 Earning Assets         1.95  1.95  2.01                     1.95   2.03



Adjusted
--------


                                         Percent Inc/(Dec) Year-to-date
                                         ----------------- ------------   Percent
(Dollars in millions)                    2Q06 vs. 2Q06 vs.  2006   2005     Inc/
                        2Q06  1Q06  2Q05   1Q06     2Q05                   (Dec)
                        ----  ----  ---- -------  -------  ------ ------  -------
Net Interest Income     $512  $488  $470    5%       9%    $1,000 $  925      8%
Tax Equivalent
  Adjustment(1)            9     7     7                       15     14
                         ----  ----  ----                  ------ ------
Net Interest Income
  on a Tax Equivalent
  Basis                 $521  $495  $477    5        9     $1,015 $  939      8
                        ====  ====  ====                   ====== ======
Net Interest Rate
 Spread                 1.65% 1.73% 1.86%                    1.70%  1.90%
Net Yield on Interest
 Earning Assets         2.36  2.35  2.34                     2.35   2.35


(1)  A number of amounts related to net interest income are presented on a "tax equivalent basis"
for better comparability. To calculate the tax equivalent revenues and profit or loss, the Company adjusts tax-exempt revenues and the income or loss from such tax-exempt revenues to show these items as if they were taxable, applying an assumed tax rate of 35 percent. The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

     Net interest income on a continuing operations basis and on an adjusted basis increased from the year ago quarter reflecting higher interest earning assets and the higher value of interest-free balances in a rising rate environment. Average earning assets increased to $75.3 billion in the second quarter of 2006 from $66.7 billion in last year's second quarter. Net interest income increased on a sequential-quarter basis reflecting an increase in interest earning assets due to higher foreign deposits, principally in the Company's corporate trust and custody businesses, one additional day in the quarter, and a $6 million impact of a cumulative adjustment in the Company's reserve position with the Federal Reserve in the first quarter of 2006. On a year-to-date basis, net interest income increased reflecting the same factors impacting the quarterly results.

     On a continuing operations basis, the net interest income rate spread was 1.29% in the second quarter of 2006, compared with 1.54% in the second quarter of 2005 and 1.37% in the first quarter of 2006. The net yield on interest earning assets was 1.95% in the second quarter of 2006, compared with 2.01% in the second quarter of 2005 and 1.95% in the first quarter of 2006.

     On a continuing operations basis, the year-to-date net interest income spread was 1.33% in 2006 compared with 1.60% in 2005, while the net yield on interest earning assets was 1.95% in 2006 and 2.03% in 2005.

Noninterest Expense and Income Taxes
------------------------------------


Continuing Operations
---------------------

                                              Percent Inc/(Dec)
                                              -----------------  Year-to-date  Percent
                                              2Q06 vs. 2Q06 vs. --------------   Inc/
(Dollars in millions)     2Q06   1Q06   2Q05   1Q06     2Q05     2006    2005   (Dec)
                         ------ ------ ------ -------- -------- ------  ------ -------
Salaries and
  Employee Benefits      $  656 $  604 $  581      9%      13%  $1,260  $1,138    11%
Net Occupancy                68     68     65      -        5      136     124    10
Furniture and Equipment      48     51     49     (6)      (2)      99      98     1
Clearing                     53     50     42      6       26      103      88    17
Sub-custodian Expenses       36     34     24      6       50       70      47    49
Software                     53     55     55     (4)      (4)     108     107     1
Communications               22     26     21    (15)       5       48      43    12
Amortization
 of Intangibles              15     13     10     15       50       28      18    56
Other                       183    164    174     12        5      347     329     5
                         ------ ------ ------                   ------  ------
Total Noninterest
   Expense               $1,134 $1,065 $1,021      6       11   $2,199  $1,992    10
                         ====== ====== ======                   ======  ======


Adjusted
--------

                                              Percent Inc/(Dec)
                                              -----------------  Year-to-date  Percent
                                              2Q06 vs. 2Q06 vs. --------------   Inc/
(Dollars in millions)     2Q06   1Q06   2Q05   1Q06     2Q05     2006    2005   (Dec)
                         ------ ------ ------ -------- -------- ------  ------ -------
Salaries and
  Employee Benefits      $  723 $  668 $  640      8%      13%  $1,391  $1,258    11%
Net Occupancy                86     88     82     (2)       5      174     160     9
Furniture and Equipment      50     53     51     (6)      (2)     103     103     -
Clearing                     53     50     42      6       26      103      88    17
Sub-custodian Expenses       36     34     24      6       50       70      47    49
Software                     53     56     55     (5)      (4)     109     108     1
Communications               23     27     22    (15)       5       50      45    11
Amortization
 of Intangibles              15     13     10     15       50       28      18    56
Other                       209    189    197     11        6      398     373     7
                         ------ ------ ------                   ------  ------
Total Noninterest
   Expense               $1,248 $1,178 $1,123      6       11   $2,426  $2,200    10
                         ====== ====== ======                   ======  ======

     Unless otherwise indicated, the discussion below refers to noninterest expense on both a continuing operations basis and on an adjusted basis.

     Noninterest expense was up compared with the second quarter of 2005 and the first quarter of 2006. The increase versus the year-ago quarter reflects increased staffing costs associated with new business and acquisitions, and higher incentive compensation as well as higher pension expenses.

     Relative to the year-ago periods and sequentially, salaries and benefits rose as a result of: a charge of $12 million associated with the implementation of SFAS 123(R) related to the retirement provisions of equity compensation programs; higher incentive compensation related to revenue growth; acquisitions; and increased severance, temporary help, and medical costs.
Pension expense was also higher on a year-over-year basis.   Severance expense
in the second quarter of 2006 included $5 million related to the businesses being sold as part of the transaction with JPMorgan Chase.

     Clearing and sub-custodian expenses were higher year-over-year and on a sequential-quarter basis reflecting increased transaction volumes.

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

Other Noninterest Expense

                                                                 Year-to-date
                                                                 ------------
(In millions)                          2Q06     1Q06    2Q05     2006    2005
-------------------------------      -------  -------  -----     ----    ----
Vendor Services                      $    88  $    71  $  75     $159    $145
Business Development                      28       23     24       51      44
Legal Fees, Settlements and Claims        13       22     30       35      49
Other                                     54       48     45      102      91
Other Noninterest Expense from        ------  -------  -----     ----    ----
  Continuing Operations                  183      164    174      347     329
Other Noninterest Expense from
  Discontinued Operations                 26       25     23       51      44
                                     -------  -------  -----     ----    ----
Adjusted Other Noninterest Expense   $   209  $   189  $ 197     $398    $373
                                     =======  =======  =====     ====    ====

     Other expenses were higher compared with the second quarter and year-to-date periods of 2005 reflecting higher costs for advertising, travel and entertainment, and employment agency fees, as well as vendor services related expenses associated with business growth. On a sequential-quarter basis, the increase in vendor services was due to higher Depository Trust Company and consulting expenses. The sequential increase in business development primarily reflects seasonally higher travel and entertainment expenses. The decline in legal fees, settlements and claims reflects the settlement of certain regulatory matters over the past year.

     The effective tax rate for the second quarter of 2006 on a continuing operations basis was 33.8%, compared to 32.1% in the second quarter of 2005 and 32.7% in the first quarter of 2006. The effective tax rate for the six-month period ended June 30, 2006 was 33.3% compared with 32.1% for the six-month period ended June 30, 2005. The effective tax rate for the second quarter of 2006 on an adjusted basis was 35.1%, compared to 33.4% in the second quarter of 2005 and 33.8% in the first quarter of 2006. The effective tax rate for the six-month period ended June 30, 2006 was 34.4% compared with 33.2% for the six-month period ended June 30, 2005. The increases on a year-over-year basis primarily reflect lower expected Section 29 tax credits related to synthetic fuels. The sequential quarter increase also reflects a non-recurring $5 million negative impact from the loss of foreign sales corporation benefits on certain leveraged leases as a result of recent legislation.

     The Company's effective tax rate in the future is expected to be impacted by the price of oil, which determines the amount of synthetic fuel tax credits it will receive.

     At June 30, 2006, the Company assumed a $72 average price per barrel after June 30, 2006 to estimate the 2006 benefit from synthetic fuel credits. To the extent the average oil price differs from this assumption, the table below shows the effect on earnings per share ("EPS") for 2006.

        Avg. Price
        Per Barrel
      June 30, 2006 -     Phase-       Net           EPS
     December 31, 2006    out %        Benefit       Effect
     -----------------    --------     ---------     --------
           $ 66            34.01%       $ 33.1        $ 0.01
             69            44.88          27.7          0.01
           ***************************************************
           * 72            55.00          22.6             - * (1)
           ***************************************************
             75            66.61          16.8         (0.01)
             78            77.48          11.3         (0.02)

(1) June 30, 2006 assumption used to compute effective tax rate.



Credit Loss Provision and Net Charge-Offs
-----------------------------------------

                                                               Year-to-date
                                                             -----------------
(In millions)                    2Q06      1Q06      2Q05      2006     2005
                               -------   -------   -------   -------   -------
Provision
  Continuing Operations        $    (1)  $     -   $    (3)  $    (1)  $   (20)
  Discontinued Operations            1         5         8         6        15
                               -------   -------   -------   -------   -------
Adjusted Total Provision       $     -   $     5   $     5   $     5   $    (5)
                               =======   =======   =======   =======   =======
Net (Charge-offs)/Recoveries:
  Commercial                   $     2   $     1   $    (2)  $     3   $    (2)
  Foreign                            4         2        (4)        6        (4)
  Other                              1         -         -         1         -
                               -------   -------   -------   -------   -------
  Total Continuing Operations        7         3        (6)       10        (6)
                               -------   -------   -------   -------   -------
  Discontinued Operations           (6)       (7)       (5)      (13)      (15)
                               -------   -------   -------   -------   -------
Adjusted Total
  Net (Charge-offs)/Recoveries $     1   $    (4)  $   (11)  $    (3)  $   (21)
                               =======   =======   =======   =======   =======

     The sequential increase in the credit to the provision for continuing operations reflects a continued strong credit environment. During the second quarter of 2006, nonperforming loans on a continuing operations basis declined and credit loss recoveries increased.

BUSINESS SEGMENT REVIEW

Segment Data

     The Company has an internal information system that produces performance data for its three business segments along product and service lines.

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

     In 2005, the Company determined that it was appropriate to modify its segment presentation in order to provide more transparency into its results of operations and to better reflect modifications in the management structure that the Company implemented during the fourth quarter of 2005. All prior periods have been restated to reflect this realignment.

     On April 8, 2006, the Company entered into a definitive agreement to sell to JPMorgan Chase substantially all of the assets of the Company's retail and regional middle market banking businesses. The business segment information is reported on a continuing operations basis for all periods presented, but do not include the operations of the JPMorgan Chase corporate trust business, which is expected to be acquired in the fourth quarter. As a result, information related to the Company's retail and regional middle market banking businesses is no longer included in the segment data. See "Discontinued Operations" in the Notes to the Consolidated Financial Statements for a discussion of discontinued operations. The Company currently reports results for three segments, with the Institutional Services Segment being further subdivided into four business groupings. These segments are shown below:

*  Institutional Services Segment
     o	Investor & Broker-Dealer Services Business
     o	Execution & Clearing Services Business
     o	Issuer Services Business
     o	Treasury Services Business
*  Private Bank & BNY Asset Management Segment
*  Corporate and Other Segment

     Other specific segment accounting principles employed include:

* The measure of revenues and profit or loss by a segment has been adjusted to present segment data on a tax equivalent basis.
* The provision for credit losses allocated to each segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following factors among others: historical charge-off experience and the volume, composition, and size of the credit portfolio. This method is different from that required under generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under generally accepted accounting principles.
* Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment.
* Net interest income is allocated to segments based on the yields on the assets and liabilities generated by each segment. Assets and liabilities generated by credit-related activities are allocated to businesses based on borrower usage of those businesses' products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services Business. Segments with a net liability position are allocated assets primarily from the securities portfolio.

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

     In Investor Services, the Company is one of the leading custodians with $12.0 trillion of assets under custody at June 30, 2006. The Company is one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $1.7 trillion in total assets. The Company also services more than 16% of the total industry assets for exchange-traded funds, and is a leading U.K. custodian. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.7 trillion in 27 markets around the world.

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

Execution & Clearing Services Business
--------------------------------------

     The Company provides execution, clearing and financial services outsourcing solutions in over 80 global markets, executing trades for 691 million shares and clearing one million trades daily. In Execution Services, the Company provides broker-assisted and electronic trading services, transition management, and independent research services. The Company's Execution Services business is one of the largest global institutional agency brokerage organizations. In addition, it is one of the leading institutional electronic brokers for non-U.S. dollar equity execution. The Company announced on June 30, 2006 that it agreed to join forces with Eze Castle Software and GTCR Golder Ruaner, LLC, a private equity firm, to form a new company called BNY ConvergEx Group. BNY ConvergEx Group will bring together BNY Securities Group's trade execution, commission management, independent research and transition management business with Eze Castle Software, a leading provider of trade order management and related investment technologies.

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

     In Issuer Services, the Company is depositary for more than 1,255 American and global depositary receipt programs, with a 64% market share, servicing leading companies from 61 countries. As a trustee, the Company provides diverse services for corporate, municipal, structured, and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $3 trillion in outstanding debt securities. The Company is the third largest stock transfer agent in the United States, servicing more than 17 million shareowners.

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

     The Company provides lending and credit-related services to large public and private corporations nationwide. Special industry groups focus on industry segments such as media, telecommunications, cable, energy, real estate, retailing, and healthcare. Credit-related revenues are allocated to businesses other than Treasury Services to the extent the borrower uses that businesses' products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services. Through BNY Capital Markets, Inc., the Company provides a broad range of capital markets and investment banking services including syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services. The Company is an active arranger or agent of syndicated financings for clients in the U.S., having completed 56 transactions totaling in excess of $43 billion during the first half of 2006.

     For its credit services business overall, the Company's corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.


Private Bank & BNY Asset Management Segment
-------------------------------------------

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

Corporate and Other Segment
---------------------------

     The Corporate and Other Segment primarily includes the Company's leasing operations and corporate overhead. Net interest income in this segment primarily reflects the funding cost of goodwill and intangibles. The tax equivalent adjustment on net interest income is eliminated in this segment. Provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the other two reportable segments and the Company's recorded provision. The Company's approach to acquisitions is highly centralized and controlled by senior management. Accordingly, the resulting goodwill and other intangible assets are included in this segment's assets. Noninterest expense includes the related amortization. Noninterest income primarily reflects leasing, securities gains, and income from the sale of other corporate assets. Noninterest expenses include direct expenses supporting the leasing activities as well as certain corporate overhead not directly attributable to the operations of the other segments.

     In addition, this segment includes the difference between amounts previously reported in the Company's Retail and Middle Market Banking Segment and the discontinued operations of the Company's retail and regional middle market banking business, which is being sold to JPMorgan Chase.

Segment Analysis

Institutional Services Segment
------------------------------

                                                 Inc/(Dec)
                                              -----------------   Year-to-date
                                              2Q06 vs. 2Q06 vs. ----------------   Inc/
(In millions)            2Q06    1Q06    2Q05    1Q06     2Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $   337 $   315 $   292 $   22   $   45   $   652  $   572 $   80
Noninterest Income      1,196   1,122   1,045     74      151     2,318    2,046    272
Total Revenue           1,533   1,437   1,337     96      196     2,970    2,618    352
Provision for
  Credit Losses            16      16      16      -        -        32       32      -
Noninterest Expense       947     906     856     41       91     1,853    1,689    164
Income Before Taxes       570     515     465     55      105     1,085      897    188

Average Assets         82,666  79,032  74,792  3,634    7,874    80,859   74,314  6,545
Average Deposits       51,680  49,608  44,271  2,072    7,409    50,651   43,791  6,860


     The Company's Institutional Services business is conducted in four business groupings: Investor & Broker-Dealer Services, Execution & Clearing Services, Issuer Services, and Treasury Services. Income before taxes was up 23% to $570 million for the second quarter of 2006 from $465 million in the second quarter of 2005, and up 11% from $515 million in the first quarter of 2006. For the first six months of 2006, income before taxes was up 21% to $1,085 million compared with 2005.

     Equity volumes and values were up modestly during the most recent quarter compared with the second quarter of 2005, and cross-border activity levels were strong. As a result, the Company's equity-linked businesses performed well.
The depositary receipts businesses had its best quarter ever powered by cross-border activity and seasonally strong dividend payments. After excluding the previously disclosed loss of a significant customer, Pershing had good revenue growth and the execution business benefited from high levels of international activity. The Company's global custody and global fund services businesses also had a robust quarter. The fixed income markets were stable, and as a result, the Company's securities lending, broker-dealer services and corporate trust businesses all improved on a year-over-year basis. Other areas demonstrating strong growth include foreign exchange and alternative investment servicing.

Market Data
-----------

                                              Percent Inc/(Dec)
                                              -----------------   Year-to-date   Percent
                                              2Q06 vs. 2Q06 vs.  ----------------   Inc/
                         2Q06    1Q06    2Q05    1Q06     2Q05     2006    2005    (Dec)
                        -----    ----    ---- -----------------  ---------------- ------
S&P 500 (registered
  trademark) Index (1)  1,270   1,295   1,191     (2)%      7%    1,270    1,191     7%
NASDAQ (registered
  trademark)
  Composite Index (1)   2,172   2,340   2,057     (7)       6     2,172    2,057     6
Lehman Brothers
  Aggregate Bond
  (service mark)
  Index (1)             213.2   205.9   212.4      4        -     213.2    212.4     -
MSCI (registered
  trademark) EAFE
  Index (1)	      1,822.9 1,827.7 1,473.7      -       24   1,822.9  1,473.7    24
NYSE Volume
  (In billions)         121.6   113.7   103.0      7       18     235.3    204.0    15
NASDAQ (registered
  trademark) Volume
  (In billions)         134.2   130.7   112.5      3       19     264.9    233.7    13

(1) Period End


     The S&P 500 (registered trademark) Index was down 2% sequentially for the quarter, with average daily price levels essentially flat compared with the first quarter of 2006. Performance for the NASDAQ (registered trademark) Composite Index was down 7% sequentially for the second quarter of 2006, with average daily prices down by 2% from the first quarter of 2006. The S&P 500 (registered trademark) Index and the NASDAQ (registered trademark) Composite Index were up 7% and 6% respectively over the second quarter of 2005. Globally, the MSCI (registered trademark) EAFE index was flat sequentially but up 24% over the second quarter of 2005. On a sequential-quarter basis, combined NYSE and NASDAQ (registered trademark) non-program trading volumes were down an estimated 2%. Average fixed-income trading volume was down 3% sequentially.

     As of June 30, 2006, assets under custody rose to $12.0 trillion, from $10.3 trillion at June 30, 2005 and $11.3 trillion at March 31, 2006. The increase in assets under custody relative to June 30, 2005 primarily reflects rising equity prices and new business wins. Equity securities comprised 32% of the assets under custody at June 30, 2006 compared with 33% at March 31, 2006, while fixed income securities were 68% compared with 67% at March 31, 2006. Assets under custody in the second quarter of 2006 consisted of assets related to the custody and mutual funds businesses of $7.6 trillion, broker-dealer services assets of $2.4 trillion, and all other assets of $2.0 trillion.

     The results for the businesses in the Institutional Services Segment are discussed below.

Investor & Broker-Dealer Services Business
------------------------------------------

                                                 Inc/(Dec)
                                              -----------------   Year-to-date
                                              2Q06 vs. 2Q06 vs. ----------------   Inc/
(In millions)            2Q06    1Q06    2Q05    1Q06     2Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $   155 $   149 $   138 $    6   $   17   $   304  $   277 $  27
Noninterest Income        524     490     461     34       63     1,014      902   112
Total Revenue             679     639     599     40       80     1,318    1,179   139
Provision for
  Credit Losses             3       3       2      -        1         6        4     2
Noninterest Expense       458     438     410     20       48       896      803    93
Income Before Taxes       218     198     187     20       31       416      372    44

Average Assets         39,839  38,163  36,446  1,676    3,393    39,006   36,411 2,595
Average Deposits       32,907  31,844  27,072  1,063    5,835    32,379   27,515 4,864
Nonperforming Assets        3       4      15     (1)     (12)        3       15   (12)
Net Charge-offs             -       1       -     (1)       -         1        -     1


    In the second quarter of 2006, income before taxes in the Investor & Broker-Dealer Services business increased to $218 million from $187 million in the second quarter of 2005 and $198 million in the first quarter of 2006. For the first six months of 2006, income before taxes was $416 million compared with $372 million in 2005. The year-over-year and sequential quarter increases reflect improvements in both net interest income and noninterest income.

     Noninterest income was $524 million in the second quarter of 2006, compared with $461 million in the second quarter of 2005 and $490 million in the first quarter of 2006. The increase in noninterest income in the second quarter of 2006 relative to both time periods is attributable to an increase in both investor and broker-dealer service fees as well as foreign exchange and other trading revenue generated by clients in this segment. On a year-to-date basis, noninterest income increased to $1,014 million from $902 million, reflecting the same factors impacting the quarterly results.

     Investor services fees increased from the year-ago quarter because of higher volumes within securities lending and higher custody fees, reflecting improvements in cross-border transaction volumes and market price levels as well as new business. Sequential performance reflects improved securities lending fees, and higher global fund services and custody fees. On a year-to-date basis, investor services fees increased compared with 2005, reflecting the same factors driving the year-over-year quarterly increase.

     Broker-dealer services fees improved versus the year-ago and sequential periods as a result of strong performance in domestic and global collateral management fees, an increase in transaction volumes and good net new business flows. The Company now handles approximately $1.2 trillion of financing for the Company's broker-dealer clients daily through collaterized financing agreements, up approximately 17% from a year ago.

    Net interest income in the Investor & Broker-Dealer Services business was $155 million in the second quarter of 2006, compared with $138 million in the second quarter of 2005 and $149 million in the first quarter of 2006. On a year-over-year basis, net interest income growth in the second quarter reflects increased deposit flows from customers in both businesses and higher rates. Average deposits generated by the Investor & Broker-Dealer Services business were $32.9 billion in the second quarter of 2006, compared with $27.1 billion in the second quarter of 2005 and $31.8 billion in the first quarter of 2006. Average assets in the business were $39.8 billion in the second quarter of 2006, compared with $36.4 billion in the second quarter of 2005 and $38.2 billion in the first quarter of 2006. For the first six months of 2006, average deposits were $32.4 billion compared with $27.5 billion in 2005. On the same basis, average assets in the business were $39.0 billion in 2006 compared with $36.4 billion in 2005.

     Noninterest expense was $458 million in the second quarter of 2006, compared with $410 million in the second quarter of 2005 and $438 million in the first quarter of 2006. The year-over-year increase in noninterest expense was due to higher costs tied to increased activity levels and higher technology, pension, and occupancy expense. The sequential rise in noninterest expense in the second quarter was attributable primarily to higher salaries, benefits, and sub-custody expenses associated with revenue growth. For the first six months of 2006, noninterest expense increased to $896 million compared with $803 million in 2005, reflecting costs associated with revenue growth and higher technology and pension costs.

     Net charge-offs were zero in the second quarter of 2006, compared with zero in the second quarter of 2005 and $1 million in the first quarter of 2006. On a year-to-date basis, net charge-offs were $1 million compared with zero in 2005. Nonperforming assets were $3 million at June 30, 2006, compared with $15 million at June 30, 2005 and $4 million at March 31, 2006.

Execution & Clearing Services Business
--------------------------------------

                                                  Inc/(Dec)
                                              -----------------   Year-to-date
                                              2Q06 vs. 2Q06 vs. ----------------     Inc/
(In millions)            2Q06    1Q06    2Q05    1Q06     2Q05     2006    2005      (Dec)
                      ------- ------- ------- -------- -------- -------  -------   -------
Net Interest Income   $    66 $    61 $    52 $    5   $   14   $   127  $    97   $  30
Noninterest Income        359     390     319    (31)      40       749      636     113
Total Revenue             425     451     371    (26)      54       876      733     143
Provision for
  Credit Losses             -       -       -      -        -         -        -       -
Noninterest Expense       302     297     277      5       25       599      557      42
Income Before Taxes       123     154      94    (31)      29       277      176     101

Average Assets         15,092  14,980  14,253    112      839    15,036   14,232     804
Average Deposits          205     178     190     27       15       192      175      17
Average Payables to
 Customers and
 Broker-Dealers         5,034   5,231   5,984   (197)    (950)    5,132    6,184  (1,052)
Nonperforming Assets        -       -       1      -       (1)        -        1      (1)
Net Charge-offs/
 (Recoveries)              (4)     (2)      5     (2)      (9)       (6)       5     (11)


     In the second quarter of 2006, income before taxes in the Execution & Clearing Services Business increased to $123 million from $94 million a year ago and decreased from $154 million in the first quarter of 2006. The increase over the second quarter of 2005 reflects strong growth in net interest income, higher fees for value added services at Pershing, and the acquisition of Lynch, Jones & Ryan ("LJR"), Inc. in July 2005. The sequential quarter decrease reflects the $31 million gain on New York Stock Exchange seats in the first quarter and the full second quarter impact of the previously disclosed loss of a significant customer at Pershing partially offset by good organic growth at
Pershing.   On a year-to-date basis, income before taxes increased to $277 million from $176 million in 2005. The increase from a year-ago reflects the same factors impacting the quarterly year-over-year increase as well as the $31 million gain on the sale of New York Stock Exchange seats.

     Noninterest income was $359 million in the second quarter of 2006, compared with $319 million in the second quarter of 2005 and $390 million in the first quarter of 2006. For the first six months of 2006, noninterest income increased to $749 million from $636 million in 2005.

     Execution and clearing fees increased from the second quarter and year-to-date periods of 2005, reflecting growth in value-added fees at Pershing and stronger global transition management and cross-border trading activity in execution services. On a sequential basis, execution and clearing fees were down slightly, as good organic growth in fees at Pershing largely offset the full quarter impact of the previously disclosed loss of a significant customer. Excluding the impact of this customer, total active accounts and customer assets at Pershing increased sequentially by 4% and 3%, respectively.

     Net interest income in the Execution & Clearing Services business was $66 million in the second quarter of 2006, compared with $52 million in the second quarter of 2005 and $61 million in the first quarter of 2006. On a year-to-date basis, net interest income was $127 million, up from $97 million in 2005. The increase in net interest income reflect the benefit of rising interest rates on spreads at Pershing, partially offset by the recent loss of a customer discussed above.

     Average assets in the business were $15.1 billion in the second quarter of 2006, compared with $14.3 billion in the second quarter of 2005 and $15.0 billion in the first quarter of 2006. For the first six months of 2006, average assets were $15.0 billion compared with $14.2 billion in 2005. Average payables to customers and broker-dealers were $5.0 billion in the second quarter of 2006, compared with $6.0 billion in the second quarter of 2005 and $5.2 billion in the first quarter of 2006. The decrease in second quarter balances reflects the previously disclosed loss of a significant customer. For the first six months of 2006, average payables to customers and broker-dealers were $5.1 billion compared with $6.2 billion in 2005.

     Noninterest expense was $302 million in the second quarter of 2006, compared with $277 million in the second quarter of 2005 and $297 million in the first quarter of 2006. The increase in noninterest expense on a year-over-year basis was due to stronger business activity, higher technology expenses and the addition of expenses of LJR. The increase in noninterest expense sequentially was attributable to increased business activity partially offset by lower expenses due to the loss of a significant customer at Pershing and lower legal expense. For the first six months of 2006, noninterest expense was $599 million compared with $557 million in 2005. The increase reflects the same factors impacting the quarterly year-over-year increase.

      Net charge-offs were a recovery of $4 million in the second quarter of 2006, charge-offs of $5 million in the second quarter of 2005 and a recovery of $2 million in the first quarter of 2006, respectively. On a year-to-date basis, net charge-offs were a recovery of $6 million compared with charge-offs of $5 million in 2005. Nonperforming assets were zero at June 30, 2006, compared with $1 million at June 30, 2005 and zero at March 31, 2006.

Issuer Services Business
------------------------


                                                  Inc/(Dec)
                                              -----------------   Year-to-date
                                              2Q06 vs. 2Q06 vs. ----------------   Inc/
(In millions)            2Q06    1Q06    2Q05    1Q06     2Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $    74 $    67 $    57 $    7   $   17   $   141  $   110 $  31
Noninterest Income        240     179     194     61       46       419      361    58
Total Revenue             314     246     251     68       63       560      471    89
Provision for
  Credit Losses             4       4       3      -        1         8        6     2
Noninterest Expense       135     122     114     13       21       257      226    31
Income Before Taxes       175     120     134     55       41       295      239    56

Average Assets         15,549  14,588  13,410    961    2,139    15,071   13,356 1,715
Average Deposits        9,584   8,444   8,607  1,140      977     9,017    8,123   894
Nonperforming Assets        3       4      16     (1)     (13)        3       16   (13)
Net Charge-offs             -       1       -     (1)       -         1        -     1

     In the second quarter of 2006, income before taxes in the Issuer Services Business increased to $175 million from $134 million in the second quarter of 2005 and $120 million in the first quarter of 2006. For the first six months of 2006, income before taxes increased to $295 million from $239 million in 2005. The year-over-year increases in 2006 reflect growth in net interest income and higher corporate trust and depositary receipt fees. The sequential quarter increase reflects seasonally higher depositary receipt fees.

     Noninterest income was $240 million in the second quarter of 2006, compared with $194 million in the second quarter of 2005 and $179 million in the first quarter of 2006. For the first six months of 2006, noninterest income was $419 million compared with $361 million in 2005. Issuer services fees increased substantially versus the year-ago periods and on a sequential quarter basis. This quarter's results were the best ever for the depositary receipt business, which is typically strong in the second quarter due to the timing of foreign dividend payments. This quarter further benefited from both a higher level of net issuance, reflecting the continued growth in cross-border investing activity, as well as increased corporate actions related to mergers, acquisitions and spin-offs. Growth in corporate trust revenues was primarily attributable to activity in structured and global trust products.

    Net interest income in the Issuer Services business was $74 million in the second quarter of 2006, compared with $57 million in the second quarter of 2005 and $67 million in the first quarter of 2005. For the first six months of 2006, net interest income was $141 million compared with $110 million in 2005. The increases in net interest income year-over-year and sequentially were driven primarily by the increase in interest rates and higher average assets.

     Average deposits generated by the Issuer Services business were $9.6 billion in the second quarter of 2006, compared with $8.6 billion in the second quarter of 2005 and $8.4 billion in the first quarter of 2006 reflecting increased liquidity from the Company's issuer services customers. On a year-to-date basis, average deposits were $9.0 billion compared with $8.1 billion in 2005. Average assets in the business were $15.5 billion in the second quarter of 2006, compared with $13.4 billion in the second quarter of 2005 and $14.6 billion in the first quarter of 2006. On a year-to-date basis, average assets were $15.1 billion compared with $13.4 billion in 2005.

     Noninterest expense was $135 million in the second quarter of 2006, compared with $114 million in the second quarter of 2005 and $122 million in the first quarter of 2006. For the first six months of 2006, noninterest expense was $257 million compared with $226 million in 2005. The rise in noninterest expense year-over-year and sequentially was attributable to higher salaries and benefits and subcustodian expense reflecting increased activity.

     Net charge-offs were zero in the second quarter of 2006, unchanged from the second quarter of 2005 and down from $1 million in the first quarter of 2006. For the first six months of 2006, net charge-offs were $1 million compared with zero in 2005. Nonperforming assets were $3 million at June 30, 2006, compared with $16 million at June 30, 2005 and $4 million at March 31, 2006.

Treasury Services Business
--------------------------


                                                  Inc/(Dec)
                                              -----------------   Year-to-date
                                              2Q06 vs. 2Q06 vs. ----------------   Inc/
(In millions)            2Q06    1Q06    2Q05    1Q06     2Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $    42 $    38 $    45 $    4   $   (3)  $    80  $    88 $  (8)
Noninterest Income         73      63      71     10        2       136      147   (11)
Total Revenue             115     101     116     14       (1)      216      235   (19)
Provision for
  Credit Losses             9       9      11      -       (2)       18       22    (4)
Noninterest Expense        52      49      55      3       (3)      101      103    (2)
Income Before Taxes        54      43      50     11        4        97      110   (13)

Average Assets         12,186  11,301  10,683    885    1,503    11,746   10,315 1,431
Average Deposits        8,984   9,142   8,402   (158)     582     9,063    7,978 1,085
Nonperforming Assets       11      12      48     (1)     (37)       11       48   (37)
Net Charge-offs/
(Recoveries)               (2)      1       1     (3)      (3)       (1)       1    (2)


     In the second quarter of 2006, income before taxes in the Treasury Services Business was $54 million, compared with $50 million in the second quarter of 2005 and $43 million in the first quarter of 2006. The increase versus a year ago reflects higher asset-related gains in the current quarter. On a year-to-date basis, income before taxes was $97 million compared with $110 million in 2005.

     The increase in noninterest income to $73 million in the current period from $71 million in the second quarter of 2005 was due to higher asset-related gains, partially offset by lower underwriting fees from clients in this segment and lower global payments fees as more clients used compensating balances to pay for services. The sequential quarter increase in noninterest income reflects higher foreign exchange related income, underwriting fees, and asset-related gains. For the first six months of 2006, noninterest income decreased to $136 million from $147 million in 2005.

     Net interest income was $42 million in the second quarter of 2006, compared with $45 million in the second quarter of 2005 and $38 million in the first quarter of 2006. On a year-over-year basis, the decrease reflects lower credit spreads due to the higher asset quality of the portfolio partially offset by customers using compensating balances to pay for global payment services. For the first six months of 2006, net interest income was $80 million compared with $88 million in 2005. Average assets for the second quarter of 2006 were $12.2 billion, compared with $10.7 billion in the second quarter of 2005 and $11.3 billion in the first quarter of 2006. For the first six months of 2006, average assets were $11.7 billion compared with $10.3 billion in 2005. Average deposits were $9.0 billion in the second quarter of 2006, compared with $8.4 billion in the second quarter of 2005 and $9.1 billion in the first quarter of 2006. For the first six months of 2006, average deposits were $9.1 billion compared with $8.0 billion in 2005.

     The provision for credit losses, which is assessed on a long-term credit cycle basis (see "Business Segments Accounting Principles"), was $9 million in the second quarter of 2006, compared with $11 million in the second quarter of
2005 and $9 million in the first quarter of 2006.    For the first six months
of 2006, provision for credit losses was $18 million compared with $22 million in 2005. The year-over-year decrease reflects improved credit quality.

     Net charge-offs in the Treasury Services business were a recovery of $2 million in the second quarter of 2006, compared with a charge-off of $1 million in both the second quarter of 2005 and the first quarter of 2006. For the first six months of 2006, net charge-offs were a recovery of $1 million compared with a charge-off of $1 million in 2005. Nonperforming assets were $11 million at June 30, 2006, compared with $48 million at June 30, 2005, and $12 million at March 31, 2006.

     Noninterest expense in the second quarter of 2006 was $52 million, compared to $55 million in the second quarter of 2005 and $49 million in the first quarter of 2006. For the first six months of 2006, noninterest expense was $101 million compared with $103 million in 2005. The decrease in noninterest expense year-over-year was due in part to lower compensation expenses.

Private Bank & BNY Asset Management Segment
-------------------------------------------

                                                   Inc/(Dec)
                                              -----------------   Year-to-date
                                              2Q06 vs. 2Q06 vs. ----------------   Inc/
(In millions)            2Q06    1Q06    2Q05    1Q06     2Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $    16 $    17 $    16 $   (1)  $    -   $    33  $    33 $   -
Noninterest Income        137     129     114      8       23       266      226    40
Total Revenue             153     146     130      7       23       299      259    40
Provision for
  Credit Losses             -       -       1      -       (1)        -        2    (2)
Noninterest Expense        99      90      78      9       21       189      157    32
Income Before Taxes        54      56      51     (2)       3       110      100    10

Average Assets          2,448   2,543   2,317    (95)     131     2,495    2,212   283
Average Deposits        2,205   1,772   1,851    433      354     1,990    1,817   173
Nonperforming Assets        -       1       1     (1)      (1)        -        1    (1)
Net Charge-offs/
(Recoveries)               (1)      -       -     (1)      (1)       (1)       -    (1)


     In the second quarter of 2006, income before taxes in the Private Bank & BNY Asset Management Segment was $54 million, compared with $51 million in the second quarter of 2005 and $56 million in the first quarter of 2006. The improvement year-over-year is attributable to the acquisitions of Alcentra and Urdang as well as higher fee levels in Private Banking.

     Noninterest income was $137 million in the second quarter of 2006, compared with $114 million in the second quarter of 2005 and $129 million in the first quarter of 2006. Private bank and asset management revenues in the second quarter of 2006 were up sequentially and year-over-year. The year-over-year growth reflects the acquisitions of Alcentra and Urdang as well as mid-single digit organic growth. On a sequential quarter basis, growth is attributable to higher fees at Ivy Asset Management and Alcentra as well as the full quarter impact of Urdang. The S&P 500 (registered trademark) Index was down 2% from March 31, 2006, with average daily price levels essentially flat from March 31, 2006. Performance for the NASDAQ (registered trademark) Composite Index was down 7% for the quarter, with average daily prices down by 2% from the first quarter of 2006.

Assets Under Management - Asset Management Sector
-------------------------------------------------

(In billions)- Estimated                         2Q06      1Q06     2Q05
                                                ------   ------   ------
   Equity Securities                             $ 36      $ 37     $ 36
   Fixed Income Securities                         21        21       22
   Alternative Investments                         28        26       15
   Liquid Assets                                   31        29       32
                                                 ----      ----     ----
   Total Assets Under Management                 $116      $113     $105
                                                 ====      ====     ====

     Assets under management ("AUM") were $116 billion at June 30, 2006, compared with $105 billion at June 30, 2005, and $113 billion at March 31, 2006. The year-over-year increases in AUM primarily reflect the acquisition of Alcentra and Urdang. The sequential quarter growth reflects growth in alternative investments. Institutional clients represent 72% of AUM while individual clients equal 28%. At June 30, 2006, such assets were invested 31% in equities, 18% in fixed income, and 24% in alternative investments, with the remaining amount invested in liquid assets.

     Net interest income in the Private Bank & BNY Asset Management Segment was $16 million in the second quarter of 2006, essentially flat in comparison to the second quarter of 2005 and the first quarter of 2006. For the first six months of 2006 and 2005, net interest income was $33 million. Average deposits generated by the Private Bank & BNY Asset Management Segment were $2.2 billion in second quarter of 2006, compared with $1.9 billion in the second quarter of 2005 and $1.8 billion in the first quarter of 2006. For the first six months of 2006, average deposits were $2.0 billion compared with $1.8 billion in 2005. Average assets in the segment were $2.4 billion in the second quarter of 2006, compared with $2.3 billion in the second quarter of 2005 and $2.5 billion in the first quarter of 2006. For the first six months of 2006, average assets were $2.5 billion compared with $2.2 billion in the first six months of 2005.

     Noninterest expense was $99 million in the second quarter of 2006, compared with $78 million in the second quarter of 2005 and $90 million in the first quarter of 2006. For the first six months of 2006, noninterest expense was $189 million compared with $157 million in 2005. Relative to a year ago, the increase reflects the acquisitions of Alcentra and Urdang as well as higher compensation, technology, and legal staffing costs. The increase in noninterest expense on a sequential basis was primarily attributable to higher compensation costs.

     Net charge-offs were a recovery of $1 million in the second quarter of 2006, and zero in the second quarter of 2005 and the first quarter of 2006, respectively. On a year-to-date basis, net charge-offs were a recovery of $1 million in 2006 compared with zero in 2005. Nonperforming assets were zero at June 30, 2006, compared with $1 million at June 30, 2005, and $1 million at March 31, 2006.

Corporate and Other Segment
---------------------------


                                                   Inc/(Dec)
                                              -----------------   Year-to-date
                                              2Q06 vs. 2Q06 vs. ----------------   Inc/
(In millions)           2Q06    1Q06    2Q05    1Q06     2Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $     5 $     7 $    21 $   (2)  $  (16)  $    12  $    45 $ (33)
Noninterest Income         33      10      35     23       (2)       43       38     5
Total Revenue              38      17      56     21      (18)       55       83   (28)
Provision for
  Credit Losses           (17)    (16)    (20)    (1)       3       (33)     (54)   21
Noninterest Expense        88      69      87     19        1       157      146    11
Income Before Taxes       (33)    (36)    (11)     3      (22)      (69)      (9)  (60)

Average Assets         11,279  10,256   7,890  1,023    3,389    10,770    7,827 2,943
Nonperforming Assets       15       4       6     11        9        15        6     9
Net Charge-offs/
 (Recoveries)               -      (4)      -      4        -        (4)       -    (4)


      In the second quarter of 2006, income before taxes in the Corporate and Other Segment was a loss of $33 million, compared with a loss of $11 million in the second quarter of 2005 and a loss of $36 million in the first quarter of 2006.

      Net interest income in the Corporate and Other Segment was $5 million in the second quarter of 2006, compared with $21 million in the second quarter of 2005 and $7 million in the first quarter of 2006. For the first six months of 2006, net interest income was $12 million compared with $45 million in 2005. The decrease in net interest income over the second quarter of 2005 reflects lower leasing income and the impact of accounting for the retail and regional middle market banking business as discontinued operations.

     Noninterest income was $33 million in the second quarter of 2006, compared with $35 million in the second quarter of 2005 and $10 million in the first quarter of 2006. The increase in noninterest income in the second quarter of 2006 over the first quarter of 2006 is attributable to higher securities and other investment gains. For the first six months of 2006, noninterest income was $43 million compared with $38 million in 2005. Securities gains were $23 million in the second quarter of 2006, compared with $23 million in the second quarter of 2005 and $17 million in the first quarter of 2006. Securities gains on a year-to-date basis were $40 million in 2006 compared with $35 million in 2005.

      Provision for credit losses was a credit of $17 million in the second quarter of 2006, compared with a $20 million credit in the second quarter of 2005 and a $16 million credit in the first quarter of 2006. For the first six months of 2006, provision for credit losses was a $33 million credit compared with a credit of $54 million in 2005. The provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle assigned to the other segments and the Company's recorded provision. As such, the favorable credit environment has currently resulted in the business segments absorbing more than the Company's aggregate reported credit provision.

      Noninterest expense includes unallocated corporate overhead, amortization of goodwill, nonrecurring items, and certain expenses previously allocated to the Retail and Middle Market Banking Segment that are not included in the businesses sold to JPMorgan Chase. Noninterest expense was $88 million in the second quarter of 2006, compared with $87 million in the second quarter of 2005 and $69 million in the first quarter of 2006. For the first six months of 2006, noninterest expense was $157 million compared with $146 million in 2005. The year-over-year growth includes higher intangible amortization. The Company expects certain costs previously allocated to the Retail and Middle Market Banking Segment now included with Corporate and Other Segment will be reallocated to the Institutional Services Segment when JPMorgan Chase's corporate trust business is acquired.

     Net charge-offs were zero in the second quarter of 2006, compared with zero in the second quarter of 2005 and a recovery of $4 million in the first quarter of 2006. On a year-to-date basis, net charge-offs were a recovery of $4 million in 2006 compared with zero in 2005. Nonperforming assets were $15 million at June 30, 2006, compared with $6 million at June 30, 2005, and $4 million at March 31, 2006. The increase in nonperforming assets at June 30, 2006 reflects the buyout of debt associated with a lease on an aircraft that is being positioned for sale as part of a workout strategy.

     Significant other items related to the Corporate and Other Segment are presented in the following table.

                                                                                 Year-to-date
                                                                              ------------------
(In millions)                                2Q06        1Q06        2Q05     2006         2005
-------------------------------        ----------  ----------  ----------    -------------------

Items impacting net interest income:
------------------------------------
     Cost to Carry Goodwill
       and Intangibles                 $     (25)  $      (25)  $     (25)   $ (50)       $ (50)
     Tax Equivalent Basis                     (8)          (7)         (7)     (15)         (14)

Items impacting noninterest expense:
------------------------------------
     Goodwill and
       Intangibles Amortization        $      15   $       13   $      10    $  28        $  18

     Other items - Acquisitions are the responsibility of corporate management. Accordingly, goodwill and the funding cost of goodwill are assigned to the Corporate and Other Segment. If the funding cost of goodwill were allocated to the other two segments, it would be assigned on the basis of the goodwill attributable to each segment.

     The tax equivalent adjustment is eliminated in the Corporate and Other Segment. Certain revenue and expense items have been driven by corporate decisions and have been included in the Corporate and Other Segment. In the second quarter of 2006, these included a charge of $12 million associated with the implementation of SFAS 123(R) related to the retirement provisions of equity compensation programs. In the first quarter of 2006, these included the impact of the $6 million cumulative adjustment in the Company's reserve position with the Federal Reserve Bank. Alternatively, this item could be allocated to the Institutional Services Segment.

The consolidating schedule below shows the contribution of the Company's businesses to its overall profitability.


(Dollars in millions)               Execution                                    Private
                      Investor &       &                           Sub-total     Bank &      Corporate  Total
For the Quarter Ended Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
June 30, 2006         Services      Services  Services   Services  Services      Management    Other    Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    155      $     66   $     74   $     42   $   337      $      16  $     5    $   358
Noninterest Income         524           359        240         73     1,196            137       33      1,366
Total Revenue              679           425        314        115     1,533            153       38      1,724
Provision for
  Credit Losses              3             -          4          9        16              -      (17)        (1)
Noninterest Expense        458           302        135         52       947             99       88      1,134
                      --------      --------   --------   --------   -------      ---------   ------    -------
Income Before Taxes   $    218      $    123   $    175   $     54   $   570      $      54   $  (33)   $   591
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              35%           20%        28%         8%       91%             9%

Average Assets        $ 39,839      $ 15,092   $ 15,549   $ 12,186   $82,666      $   2,448   $11,279   $96,393



(Dollars in millions)               Execution                                    Private
                      Investor &       &                           Sub-total     Bank &      Corporate  Total
For the Quarter Ended Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
March 31, 2006        Services      Services  Services   Services  Services      Management    Other    Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    149      $     61   $     67   $     38   $   315      $      17   $    7    $   339
Noninterest Income         490           390        179         63     1,122            129       10      1,261
Total Revenue              639           451        246        101     1,437            146       17      1,600
Provision for
  Credit Losses              3             -          4          9        16              -      (16)         -
Noninterest Expense        438           297        122         49       906             90       69      1,065
                      --------      --------   --------   --------   -------      ---------   -------   -------
Income Before Taxes   $    198      $    154   $    120   $     43   $   515      $      56   $  (36)   $   535
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              35%           27%        21%         7%       90%            10%

Average Assets        $ 38,163      $ 14,980   $ 14,588   $ 11,301   $79,032      $   2,543   $10,256   $91,831



(Dollars in millions)               Execution                                    Private
                      Investor &       &                           Sub-total     Bank &      Corporate  Total
For the Quarter Ended Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
June 30, 2005         Services      Services  Services   Services  Services      Management    Other    Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    138      $     52   $     57   $     45   $   292      $      16   $   21    $   329
Noninterest Income         461           319        194         71     1,045            114       35      1,194
Total Revenue              599           371        251        116     1,337            130       56      1,523
Provision for
  Credit Losses              2             -          3         11        16              1      (20)        (3)
Noninterest Expense        410           277        114         55       856             78       87      1,021
                      --------      --------   --------   --------   -------      ---------   -------   -------
Income Before Taxes   $    187      $     94   $    134   $     50   $   465      $      51   $  (11)   $   505
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              36%           18%        26%        10%       90%            10%

Average Assets        $ 36,446      $ 14,253   $ 13,410   $ 10,683   $74,792      $   2,317   $7,890    $84,999

(1) As a percent of total income before tax excluding Corporate and Other.


(Dollars in millions)               Execution                                    Private
                      Investor &       &                           Sub-total     Bank &      Corporate  Total
For the Six Months    Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
Ended June 30, 2006   Services      Services  Services   Services  Services      Management    Other    Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    304      $    127   $    141   $     80   $   652      $      33   $   12    $  697
Noninterest Income       1,014           749        419        136     2,318            266       43     2,627
Total Revenue            1,318           876        560        216     2,970            299       55     3,324
Provision for
  Credit Losses              6             -          8         18        32              -      (33)       (1)
Noninterest Expense        896           599        257        101     1,853            189      157     2,199
                      --------      --------   --------   --------   -------      ---------   ------    -------
Income Before Taxes   $    416      $    277   $    295   $     97   $ 1,085      $     110   $  (69)   $ 1,126
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              35%           23%        25%         8%       91%             9%

Average Assets        $ 39,006      $ 15,036   $ 15,071   $ 11,746   $80,859      $   2,495   $10,770   $94,124



(Dollars in millions)               Execution                                    Private
                      Investor &       &                           Sub-total     Bank &      Corporate  Total
For the Six Months    Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
Ended June 30, 2005   Services      Services  Services   Services  Services      Management    Other    Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    277      $     97   $    110   $     88   $   572      $      33   $   45    $   650
Noninterest Income         902           636        361        147     2,046            226       38      2,310
Total Revenue            1,179           733        471        235     2,618            259       83      2,960
Provision for
  Credit Losses              4             -          6         22        32              2      (54)       (20)
Noninterest Expense        803           557        226        103     1,689            157      146      1,992
                      --------      --------   --------   --------   -------      ---------   -------   -------
Income Before Taxes   $    372      $    176   $    239   $    110   $   897      $     100   $   (9)   $   988
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              37%           18%        24%        11%       90%            10%

Average Assets        $ 36,411      $ 14,232   $ 13,356   $ 10,315   $74,314      $   2,212   $ 7,827   $84,353


(1) As a percent of total income before tax excluding Corporate and Other.

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

     A key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At June 30, 2006, the unallocated allowance was 23% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $24 million, respectively.

     The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $75 million, while if each credit were rated one grade worse, the allowance would have increased by $134 million.

     Similarly, if the loss given default were one rating worse, the allowance would have increased by $47 million, while if the loss given default were one rating better, the allowance would have decreased by $41 million.

     For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have decreased or increased by $1 million, respectively.

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

     To assist in assessing the impact of a change in valuation, at June 30, 2006, approximately $2.5 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices because no such quoted market prices are available. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $62 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by FASB Statement No. 141 ("SFAS 141"), "Business Combinations". Goodwill ($3,784 million at June 30, 2006) and indefinite-lived intangible assets ($378 million at June 30, 2006) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

     Other intangible assets ($507 million at June 30, 2006) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles that require amortization. See Note "Goodwill and Intangibles" in the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

     To assist in assessing the impact of a goodwill, indefinite-lived intangibles, or other intangible asset impairment charge, at June 30, 2006, the Company has $4.7 billion of goodwill, indefinite-lived intangibles, and other intangible assets. The impact of a 5% impairment charge would result in reduction in pre-tax income of approximately $233 million.

Pension Accounting
------------------

     The Company has defined benefit plans covering approximately 13,900 U.S. employees and approximately 3,175 non-U.S. employees at September 30, 2005.

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

     A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2003, these key elements have varied as follows:

 (Dollars in millions,                    2006      2005      2004      2003
  except per share amounts)           --------  --------  --------  --------

Domestic Plans:
Long-Term Rate of Return
 on Plan Assets                            7.88%    8.25%     8.75%     9.00%
Discount Rate                              5.88     6.00      6.25      6.50
Market-Related Value of
 Plan Assets(1)                        $  1,324 $  1,502  $  1,523  $  1,483
ESOP Stock Price(1)                       30.46    30.67     27.88     33.30

Net U.S Pension Credit/(Expense)                $    (17) $     31  $     46
All other Pension Credit/(Expense)                    (9)       (7)       (7)
                                                --------  --------  --------
Total Pension Credit/(Expense)(2)               $    (26) $     24  $     39
                                                ========  ========  ========

(1) Actuarially smoothed data. See "Summary of Significant Accounting and Reporting Policies" in Notes to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K.

(2) Includes discontinued operations expense. Pension benefits expense is estimated to include discontinued operations expense of $6 million for both 2006 and 2005.


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

CONSOLIDATED BALANCE SHEET REVIEW

   Total assets were $108.9 billion at June 30, 2006, compared with $103.1 billion at June 30, 2005 and $103.6 billion at March 31, 2006. The increase in assets from March 31, 2006 reflects increases in short-term high quality interest bearing deposits at banks as well as loans to the Company's securites servicing customers. Total shareholders' equity was $10.1 billion at June 30, 2006, compared with $9.5 billion at June 30, 2005 and $10.1 billion at March 31, 2006. The retention of earnings in the second quarter of 2006 was offset by the repurchase of common stock.

     Return on average common equity for the second quarter of 2006 was 18.17%, compared with 17.12% in the second quarter of 2005 and 17.31% in the first quarter of 2006.

     Return on average assets for the second quarter of 2006 was 1.63%, compared with 1.59% in the second quarter of 2005 and 1.61% in the first quarter of 2006.


Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

(In millions)                                          6/30/06     12/31/05
                                                    ----------   ----------
  Fixed Income:
   Mortgage-Backed Securities                       $   23,397   $   22,484
   Asset-Backed Securities                                 382          305
   Corporate Debt                                        1,287        1,034
   Short-Term Money Market Instruments                     771          975
   U.S. Treasury Securities                                221          226
   U.S. Government Agencies                                646          620
   State and Political Subdivisions                        206          224
   Emerging Market Debt (Collateralized
     By U.S. Treasury Zero Coupon Obligations)             117          117
   Other Foreign Debt                                       10          363
                                                    ----------   ----------
   Subtotal Fixed Income                                27,037       26,348

  Equity Securities:
   Money Market Funds                                      333          922
   Other                                                    30           31
                                                    ----------   ----------
   Subtotal Equity Securities                              363          953
                                                    ----------   ----------
  Adjusted Securities                                   27,400       27,301
   Securities of Discontinued Operations (1)              (104)        (108)
                                                    ----------   ----------
  Securities from Continuing Operations             $   27,296   $   27,193
                                                    ==========   ==========

(1) Securities of State and Political Subdivisions.

     Total investment securities were $27.3 billion at June 30, 2006, compared with $25.7 billion at June 30, 2005, and $27.2 billion at March 31, 2006. Average adjusted investment securities were $27.3 billion in the second quarter of 2006, compared with $24.7 billion in the second quarter of last year and $27.1 billion in the first quarter of 2006. The Company's portfolio of highly rated mortgage-backed securities, are 89% rated AAA, 8% AA, and 3% A. In replacing securities that mature or are paid off, the Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of the Company's mortgage portfolio at June 30, 2006 was approximately 2.1 years.

     Net unrealized losses for securities available-for-sale was $274 million at June 30, 2006, compared with net unrealized gains of $60 million at June 30, 2005, and net unrealized losses of $195 million at March 31, 2006. The change in the value of available-for-sale securities at June 30, 2006 from March 31, 2006 reflects the increase in long-term interest rates over the quarter. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the fixed rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----


(Dollars in billions)
                                                      Quarterly                 Year-to-date
Continuing Operations     Period End                   Average                    Average
                   -------------------------- -------------------------  -------------------------
                   Total  Non-Margin  Margin  Total  Non-Margin  Margin  Total  Non-Margin  Margin
                   -----  ----------  ------  -----  ----------  ------  -----  ----------  ------
June 30, 2006      $35.7   $   30.6   $  5.1  $33.6   $   28.1   $  5.5  $32.7   $   27.1   $  5.6
December 31, 2005   32.9       26.8      6.1   33.0       26.5      6.5   32.0       25.6      6.4
June 30, 2005       33.0       26.9      6.1   31.6       25.3      6.3   31.5       25.1      6.4


     Total loans were $35.7 billion at June 30, 2006, compared with $32.9 billion at December 31, 2005. The increase in total loans from December 31, 2005 primarily reflects increased lending to securities servicing customers partially offset by a decrease in margin loans reflecting the loss of a significant customer at Pershing. Average total loans were $33.6 billion in the second quarter of 2006, compared with $31.6 billion in the second quarter of 2005. The increase in average loans from June 30, 2005 results from increased lending to financial institutions.

     The following tables provide additional details on the Company's credit exposures and outstandings for continuing operations at June 30, 2006 in comparison to December 31, 2005.

Overall Loan Portfolio
----------------------


                                    June 30, 2006                December 31, 2005
                              ----------------------------------------------------------
                                        Unfunded   Total              Unfunded   Total
(In billions)                  Loans  Commitments Exposure   Loans  Commitments Exposure
                              ----------------------------  ----------------------------
Financial Institutions        $   15.8  $   24.6  $   40.4  $   13.0  $   22.4  $   35.4
Corporate                          4.1      19.8      23.9       3.7      19.6      23.3
                              --------  --------  --------  --------  --------  --------
                                  19.9      44.4      64.3      16.7      42.0      58.7
                              --------  --------  --------  --------  --------  --------
Consumer & Middle Market           3.8       0.3       4.1       3.2       0.3       3.5
Leasing Financings                 5.5       0.1       5.6       5.5       0.1       5.6
Commercial Real Estate             1.4       1.3       2.7       1.4       1.2       2.6
Margin loans                       5.1         -       5.1       6.1         -       6.1
                              --------  --------  --------  --------  --------  --------
Total                         $   35.7  $   46.1  $   81.8  $   32.9  $   43.6  $   76.5
                              ========  ========  ========  ========  ========  ========

Financial Institutions
----------------------

     The financial institutions portfolio exposure was $40.4 billion at June 30, 2006, compared to $35.4 billion at December 31, 2005. The increase in exposure from year-end 2005 reflects greater activity in the capital markets in the second quarter of 2006, which drove increased demands for credit from
financial institutions.   These exposures are of high quality with 86% meeting
the investment grade criteria of the Company's rating system. These exposures are generally short-term, with 76% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.


(In billions)
                                    June 30, 2006               December 31, 2005
                     --------------------------------------- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Banks                $ 5.6  $     3.8   $   9.4    65%   88% $ 5.0  $     3.8   $    8.8
Securities Industry    4.6        4.8       9.4    88    97    3.4        3.6        7.0
Insurance              0.4        5.2       5.6   100    43    0.4        4.9        5.3
Government             0.1        5.6       5.7    99    59    0.1        4.7        4.8
Asset Managers         4.8        3.2       8.0    88    79    3.8        3.6        7.4
Mortgage Banks         0.2        0.7       0.9    73    50    0.2        0.7        0.9
Endowments             0.1        1.3       1.4   100    62    0.1        1.1        1.2
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $15.8  $    24.6   $  40.4    86%   76% $13.0  $    22.4   $   35.4
                     ===== =========== ========= ===== ===== ===== =========== =========

Corporate
---------

     The corporate portfolio exposure increased to $23.9 billion at June 30, 2006 from $23.3 billion at year-end 2005. Approximately 75% of the portfolio is investment grade while 18% of the portfolio matures within one year.


(In billions)
                                   June 30, 2006                  December 31, 2005
                     --------------------------------------- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Media                $ 1.1  $     2.0   $   3.1    63%    8% $ 1.0  $     2.1   $    3.1
Cable                  0.2        0.4       0.6    49     8    0.4        0.5        0.9
Telecom                0.1        0.4       0.5    78     1    0.1        0.4        0.5
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Subtotal            1.4        2.8       4.2    63%    7%   1.5        3.0        4.5
Energy                 0.4        5.0       5.4    81    13    0.4        4.9        5.3
Retailing              0.2        2.6       2.8    83    38    0.1        2.1        2.2
Automotive (1)         0.1        1.0       1.1    58    32    0.1        1.2        1.3
Healthcare             0.4        1.6       2.0    79     9    0.3        1.7        2.0
Other (2)              1.6        6.8       8.4    75    19    1.3        6.7        8.0
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $ 4.1  $    19.8   $  23.9    75%   18% $ 3.7  $    19.6   $   23.3
                     ===== =========== ========= ===== ===== ===== =========== =========

(1) During the third quarter of 2005, the Company eliminated the Automotive division and transferred the customers to the other geographic lending divisions. The amounts in the table were reconstructed for analytical purposes.

(2) Diversified portfolio of industries and geographies

     Included in the Company's corporate exposures are automotive and airline exposures. The Company continues to seek to selectively reduce automotive exposures given ongoing weakness in the domestic automotive industry. Total exposures reported in the Automotive Division were down $229 million at June 30, 2006 compared with December 31, 2005. At June 30, 2006, this broadly defined industry portfolio consists of exposures of $156 million to Big Three automotive manufacturing, $189 million to finance subsidiaries, $378 million to highly rated asset-backed securitization vehicles, $209 million to suppliers, and $140 million of other.

     The Company's exposure to the airline industry consists of a $326 million leasing portfolio (including a $16 million real estate lease exposure). The airline-leasing portfolio consists of $127 million to major U.S. carriers, $136 million to foreign airlines and $63 million to U.S. regionals.

     During the second quarter of 2006, the airline industry continued to face liquidity issues driven by persistently high fuel prices and the inability to implement meaningful fare increases. The industry's considerable excess capacity and higher oil prices continue to negatively impact the valuations of aircraft, especially the less fuel-efficient models, in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.

                                       For the Quarter Ended
                         --------------------------------------------------
Rating(1)                   6/30/06    3/31/06  12/31/05  9/30/05   6/30/05
---------------------    --------------------------------------------------
AAA to AA-                   77%       77%       74%        71%        68%
A+ to A-                     10         8        13         13         15
BBB+ to BBB-                  6         9         9         13         14
Noninvestment Grade           7         6         4          3          3
                         -------- --------- ---------- --------- ----------
Total                       100%      100%      100%       100%       100%
                         ======== ========= ========== ========= ==========

(1) Represents credit rating agency equivalent of internal credit ratings.

Nonperforming Assets
--------------------

                                                              Change      Percent
                                                            6/30/2006 vs.    Inc/
(Dollars in millions)               6/30/2006   3/31/2006    3/31/2006      (Dec)
                                    ---------   ---------   -----------   --------
Loans:
     Commercial                     $      10   $      12   $        (2)     (17)%
     Foreign                               10          13            (3)     (23)
                                    ---------   ---------   -----------
  Total Nonperforming Loans                20          25            (5)     (20)
Other Assets Owned                         12           -            12        -
                                    ---------   ---------   -----------
Nonperforming Assets on a
  Continuing Operations Basis              32          25             7       28
                                    ---------   ---------   -----------
Nonperforming Assets Related to
  Discontinued Operations                  42          41             1        2
                                    ---------   ---------   -----------
  Adjusted Total
    Nonperforming Assets            $      74   $      66   $         8       12
                                    =========   =========   ===========

Continuing Operations
---------------------
Nonperforming Assets Ratio                0.1%        0.1%
Allowance for Loan
   Losses/Nonperforming Loans           1,685       1,336
Allowance for Loan
   Losses/Nonperforming Assets          1,053       1,336
Total Allowance for Credit
   Losses/Nonperforming Loans           2,400       1,896
Total Allowance for Credit
   Losses/Nonperforming Assets          1,500       1,896

Adjusted
--------
Nonperforming Assets Ratio                0.2%        0.2%
Allowance for Loan
   Losses/Nonperforming Loans             673         635
Allowance for Loan
   Losses/Nonperforming Assets            564         635
Total Allowance for Credit
   Losses/Nonperforming Loans             915         858
Total Allowance for Credit
   Losses/Nonperforming Assets            766         858

     The sequential quarter increase in nonperforming assets primarily reflects the buyout of debt associated with a lease on an aircraft that is being positioned for sale as part of a workout strategy.

Activity in Nonperforming Assets

(In millions)                               Quarter End          Year-to-date
                                          June 30, 2006         June 30, 2006
                                       ------------------   ------------------
Balance at Beginning of Period           $           25       $           39
   Additions                                         12                   12
   Charge-offs                                        -                    -
   Paydowns/Sales                                    (5)                 (19)
                                       ------------------   ------------------
Balance at End of Period                 $           32       $           32
                                       ==================   ==================

     On a continuing operations basis, interest income would have been increased by $0.3 million and $0.1 million for the second quarters of 2006 and 2005 if loans on nonaccrual status at June 30, 2006 and 2005 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $0.7 million and $1.1 million for 2006 and 2005 had loans on nonaccrual status at June 30, 2006 and 2005 been performing for the entire period.

Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                             June 30,    March 31,   June 30,
(In millions)                                   2006         2006       2005
                                          ---------- ------------  ---------
Impaired Loans with an Allowance          $       12 $         17  $      20
Impaired Loans without an Allowance(1)             -            -         64
                                          ---------- ------------  ---------
Impaired Loans on a
 Continuing Operations basis                      12           17         84
Impaired Loans related to
 Discontinued Operations                          27           28         35
                                          ---------- ------------  ---------
Adjusted Total Impaired Loans             $       39 $         45  $     119
                                          ========== ============  =========

Continuing Operations
---------------------
Allowance for Impaired Loans(2)           $        3 $          4  $       7
Average Balance of Impaired Loans
 during the Quarter                               15           17        109
Interest Income Recognized on
 Impaired Loans during the Quarter                 -            -        1.1

Adjusted
--------
Allowance for Impaired Loans(2)           $       10 $         15  $      30
Average Balance of Impaired Loans
 during the Quarter                               42           43        145
Interest Income Recognized on
 Impaired Loans during the Quarter               0.5          0.4        1.6

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                         June 30,      March 31,       June 30,
(Dollars in millions)                       2006           2006           2005
                                    ------------   ------------   ------------
   Margin Loans                     $      5,096   $      5,312   $      6,055
   Non-Margin Loans                       30,554         26,879         26,895
                                    ------------   ------------   ------------
  Loans on a Continuing
    Operations Basis                      35,650         32,191         32,950

   Margin Loans                                -              -              -
   Non-Margin Loans                        7,972          7,863          7,731
                                    ------------   ------------   ------------
  Loans Related to Discontinued
    Operations                             7,972          7,863          7,731
                                    ------------   ------------   ------------
Adjusted Total Loans                $     43,622   $     40,054   $     40,681
                                    ============   ============   ============

  Allowance for Loan Losses         $        337   $        334   $        463
  Allowance for Lending-Related
  Commitments                                143            140            138
                                    ------------   ------------   ------------
  Allowance for Credit Losses
    on a Continuing Operations Basis         480            474            601
                                    ------------   ------------   ------------
  Allowance for Loan Losses                   80             85             99
  Allowance for Lending-Related
  Commitments                                  7              7             10
                                    ------------   ------------   ------------
  Allowance for Credit Losses Related
    to Discontinued Operations                87             92            109
                                    ------------   ------------   ------------
Adjusted Total Allowance for
  Credit Losses                     $        567   $        566   $        710
                                    ============   ============   ============

Continuing Operations
---------------------
Allowance for Loan Losses
  As a Percent of Total Loans               0.95%          1.04%          1.41%
Allowance for Loan Losses
  As a Percent of Non-Margin Loans          1.10           1.24           1.72
Total Allowance for Credit Losses
  As a Percent of Total Loans               1.35           1.47           1.82
Total Allowance for Credit Losses
  As a Percent of Non-Margin Loans          1.57           1.76           2.23

Adjusted
--------
Allowance for Loan Losses
  As a Percent of Total Loans               0.96%          1.05%          1.38%
Allowance for Loan Losses
  As a Percent of Non-Margin Loans          1.08           1.21           1.62
Total Allowance for Credit Losses
  As a Percent of Total Loans               1.30           1.41           1.75
Total Allowance for Credit Losses
  As a Percent of Non-Margin Loans          1.47           1.63           2.05


     On a continuing operations basis, the total allowance for credit losses was $480 million, or 1.35% of total loans at June 30, 2006, compared with $601 million, or 1.82% of total loans at June 30, 2005 and $474 million, or 1.47% of total loans at March 31, 2006. The decline from the second quarter of 2005 reflects the charge-off of aircraft leases in the fourth quarter of 2005.

     The Company has $5.1 billion of secured margin loans on its balance sheet at June 30, 2006. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     On a continuing operations basis, the ratio of the total allowance for credit losses to non-margin loans was 1.57% at June 30, 2006, compared with 2.23% at June 30, 2005 and 1.76% at March 31, 2006, reflecting improvement in the credit quality since the second quarter of 2005. The ratio of the allowance for loan losses to nonperforming assets was 1,053% at June 30, 2006, compared with 532% at June 30, 2005, and 1,336% at March 31, 2006.

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

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses on a continuing operations basis as follows:

                                                June 30,     December 31,
                                                   2006             2005
                                            ------------     -----------
Domestic
   Real Estate                                       1%               1%
   Commercial                                       69               72
   Consumer                                          5                4
Foreign                                              2                3
Unallocated                                         23               20
                                            ------------     -----------
                                                   100%             100%
                                            ============     ===========

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.


Deposits
--------

     On a continuing operations basis, total deposits were $56.7 billion at June 30, 2006, compared with $48.7 billion at June 30, 2005, and $50.8 billion at March 31, 2006. The increase from June 30, 2005 was primarily due to increased market activity levels, which resulted in higher levels of customer deposits, and global payments services customers' increased use of compensating balances. Sequential quarter growth was primarily due to higher foreign deposits, principally in the Company's corporate trust and custody business. Noninterest-bearing deposits were $15.9 billion at June 30, 2006, compared with $12.7 billion at December 31, 2005. Interest-bearing deposits were $40.8 billion at June 30, 2006, compared with $37.1 billion at December 31, 2005.

LIQUIDITY


   The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the Company's efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits from the Company's securities servicing businesses and private banking and asset management businesses are generated through the Company's diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling the Company to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets which can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Liquidity is managed on both a consolidated basis and at The Bank of New York Company, Inc. parent company ("Parent").

     On a continuing operations basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $14.1 billion and $12.4 billion on an average basis for the first six months of 2006 and 2005. Average foreign deposits, primarily from the Company's European based securities servicing business, were $31.4 billion and $25.9 billion for the first six months of 2006 and 2005. The increase in foreign deposits reflects greater liquidity from the Company's corporate trust and custody business. Domestic savings and other time deposits were $1.3 billion on an average basis for the first six months of 2006 compared to $0.8 billion in 2005. On a year-to-date basis, average payables to customers and broker-dealers decreased to $5.1 billion from $6.2 billion in 2005. The decline in payables to customers and broker-dealers reflects the loss of a significant customer at Pershing. Long-term debt averaged $8.1 billion and $7.0 billion for the first six months of 2006 and 2005, respectively. The increase in long-term debt reflects the movement of Pershing from a subsidiary of the Bank to a subsidiary of the Parent and the building of liquidity to pay debt maturing in 2007. A significant reduction in the Company's securities servicing businesses would reduce its access to foreign deposits.

     The Company's pending transaction with JPMorgan Chase will slightly alter the composition of the balance sheet. Approximately $15 billion of U.S. dollar retail deposits will be replaced with approximately $13 billion of institutional corporate trust deposits. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans sold to JPMorgan Chase will be replaced with liquid assets and securities. Goodwill and intangibles are expected to increase approximately $2.1 billion. As a result of the transaction, the Company expects its balance sheet footings to decline slightly.

     The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At June 30, 2006, the Bank can pay dividends of approximately $467 million to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2006 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $247 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     For the quarter ended June 30, 2006, the Parent's quarterly average commercial paper borrowings were $510 million compared with $222 million in 2005. At June 30, 2006, the Parent had cash of $515 million compared with $858 million at June 30, 2005 and $685 million at March 31, 2006. Net of commercial paper outstanding, the Parent's cash position at June 30, 2006 was down $14 million compared with June 30, 2005.

     The Parent has a back-up line of credit of $275 million with 14 financial institutions. This line of credit matures in October 2006. There were no borrowings under the line of credit at June 30, 2006 and June 30, 2005.

     The Parent also has the ability to access the capital markets. On June 5, 2006, the Company filed a new S-3 automatic shelf registration statement with the SEC covering its existing debt, preferred stock, trust preferred securities, and common stock.

     Access to the capital markets is partially dependent on the Company's credit ratings, which as of June 30, 2006 were as follows:


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
Standard &
 Poor's            A-1           A              A+            AA-       Stable

Moody's            P-1           A1             Aa3           Aa2       Stable

Fitch              F1+           A+             AA-           AA        Stable

Dominion Bond
 Rating Service    R-1(middle)   A(high)        AA(low)       AA        Stable


     The Parent's major uses of funds are payment of dividends, principal, interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

     The Parent does not have any long-term debt that becomes due in 2006 subsequent to June 30, 2006. The Parent has $700 million of long-term debt that is due in 2007. In addition, the Parent periodically has the option to call $227 million of subordinated debt in the remainder of 2006, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

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

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at June 30, 2006 and 2005 was 105.7% and 102.3%, respectively. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with five financial institutions matures in March 2007. There were no borrowings against this line of credit during the second quarter of 2006. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $3 million, in aggregate, during the second quarter of 2006.

     Pershing Limited, an indirect subsidiary of the Company, has committed and uncommitted lines in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions mature in March 2007. Average daily borrowings under these lines were $75 million, in aggregate, during the second quarter of 2006. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $118 million, in aggregate, during the second quarter of 2006.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Cash provided by operating activities was $2.6 billion for the six months of 2006, compared with $0.7 billion used by operating activities through June 30, 2005. The source of funds in 2006 was principally due to the changes in trading activities, changes in accruals and other, and net income. The use of funds from operations in 2005 was principally the result of changes in trading activities partially offset by net income.

     In the first six months of 2006, cash used for investing activities was $6.3 billion as compared to cash used for investing activities in the first six months of 2005 of $8.3 billion. In the first six months of 2006, purchases of securities available-for-sale, principal disbursed on loans to customers, and change in interest-bearing deposits were a significant use of funds.
Purchases of securities available-for-sale and principal disbursed on loans to customers were a significant use of funds in 2005.

     Through June 30, 2006, cash provided by financing activities was $3.8 billion, compared to $7.8 billion in the first six months of 2005. Primary sources of funds in 2006 include deposits and long-term debt. Sources of funds in 2005 include deposits, other borrowed funds, and proceeds from the issuance of long-term debt.

CAPITAL RESOURCES

     Shareholders' equity was $10,056 million at June 30, 2006, compared with $10,101 million at March 31, 2006, and $9,876 million at December 31, 2005. During the second quarter of 2006, the Company retained $289 million of earnings. The Company repurchased 10.3 million shares during the quarter. The Company expects to repurchase 14 million shares upon the closing of the BNY CovergEx transaction. In July 2006, the Company increased the quarterly common stock dividend to 22 cents per share, an increase of 5% over the first quarter of 2006. Accumulated other comprehensive income declined $97 million from December 31, 2005 primarily reflecting higher unrealized mark-to-market losses in the securities available-for-sale portfolio.

     In the second quarter of 2006, the Company issued $102 million of callable medium-term subordinated notes bearing interest at rates from 6.05% to 6.40%. The notes are due in 2021 and 2031 and are callable by the Company after three to five years. The notes qualify as Tier 2 capital.

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, the Bank must, among other things, qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of June 30, 2006 and 2005, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                       June 30, 2006      June 30, 2005                      Well   Adequately
                   ------------------  ------------------     Company  Capitalized  Capitalized
                    Company    Bank    Company      Bank      Targets   Guidelines   Guidelines
                   ---------  -------  ---------  -------  ----------  -----------  -----------
Tier 1 (1)             7.96%    8.60%       8.07%    8.48%       7.75%           6%           4%
Total Capital (2)     12.06    11.39       12.49    11.74       11.75           10            8
Leverage               6.22     6.82        6.55     6.92                        5          3-5
Tangible Common
  Equity ("TCE")       5.07     6.11        5.26     6.19   5.00-5.25          N.A.         N.A.

(1) Tier 1 capital consists, generally, of common equity, trust preferred securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles.
(2) Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

     The Company's Tier 1 capital and Total Capital ratios were 7.96% and 12.06% at June 30, 2006, compared with 8.07% and 12.49% at June 30, 2005, and
8.28% and 12.44% at March 31, 2006. The leverage ratio was 6.22% at June 30, 2006, compared with 6.55% at June 30, 2005, and 6.51% at March 31, 2006. The Company's tangible common equity as a percentage of total assets was 5.07% at June 30, 2006, compared with 5.26% at June 30, 2005, and 5.42% at March 31, 2006. The Company's pending transaction with JPMorgan Chase is expected to reduce its TCE ratio to approximately 4.67% primarily due to the intangibles associated with the transaction. The tangible common equity ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. The balance sheet size fluctuates from quarter to quarter based on levels of market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole, are higher to finance these activities.

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

     The following table presents the components of the Company's risk-based capital at June 30, 2006 and 2005:

                                                             June 30,
                                                        -----------------
(In millions)                                             2006      2005
                                                        -------   -------
Shareholders' Equity                                    $10,056   $ 9,471
Securities Valuation Allowance                              155       (49)
Trust Preferred Securities                                1,150     1,150
Adjustments: Intangibles                                 (4,775)   (4,273)
             Merchant Banking Investments                   (19)       (6)
                                                        -------   -------
Tier 1 Capital                                            6,567     6,293
                                                        -------   -------
Qualifying Subordinated Debt                              2,821     2,743
Qualifying Allowance for Loan Losses                        569       709
                                                        -------   -------
Tier 2 Capital                                            3,390     3,452
                                                        -------   -------
Total Risk-Based Capital                                $ 9,957   $ 9,745
                                                        =======   =======
Risk-Adjusted Assets                                    $82,544   $78,003
                                                        =======   =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at June 30, 2006 and 2005 are as follows:


                                       June 30, 2006           2006 Average
                                --------------------------- ------------------
(In millions)                   Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 93,353 $   57 $         - $   44 $         -
  Swaps                          283,612  1,709       1,208  2,045       1,488
  Written Options                214,899      -       1,011      -       1,016
  Purchased Options              185,068    203           -    199           -
Foreign Exchange Contracts:
  Swaps                            2,640      -           -      -           -
  Written Options                 10,137      -          84      -          77
  Purchased Options               12,801    237           -    198           -
  Commitments to Purchase
   and Sell Foreign Exchange      90,948    202         303    209         334
Debt Securities                        -  3,638         295  4,452         233
Credit Derivatives                 1,394      3           8      2           8
Equities                          11,459     16          29     81          62
                                         ------ ----------- ------ -----------
Total Trading Account                    $6,065 $     2,938 $7,230 $     3,218
                                         ====== =========== ====== ===========


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

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(Dollars in millions)                  2nd Quarter 2006               Year-to-date 2006
                                ---------------------------  ---------------------------   -------
                                Average   Minimum   Maximum  Average   Minimum   Maximum   6/30/06
                                -------   -------   -------  -------   -------   -------   -------
Interest rate                   $   3.3   $   2.1   $   7.6  $   3.0   $   2.0   $   7.6   $   3.0
Foreign Exchange                    1.1       0.6       1.8      1.1       0.6       1.8       1.2
Equity                              1.0       0.5       3.7      0.9       0.5       3.7       2.3
Credit Derivatives                  1.3       0.9       1.6      1.1       0.6       1.6       1.5
Diversification                    (1.7)       NM        NM     (1.5)       NM        NM      (2.9)
Overall Portfolio                   5.0       3.9       6.7      4.6       3.3       6.7       5.1


(Dollars in millions)                  2nd Quarter 2005               Year-to-date 2005
                                ---------------------------  ---------------------------   -------
                                Average   Minimum   Maximum  Average   Minimum   Maximum   6/30/05
                                -------   -------   -------  -------   -------   -------   -------
Interest rate                   $   2.7   $   1.9   $   4.6  $   2.8   $   1.9   $   4.6   $   2.3
Foreign Exchange                    2.8       1.6       4.1      1.9       0.4       4.1       2.3
Equity                              0.6       0.3       1.0      0.7       0.3       1.1       0.4
Credit Derivatives                  1.8       1.5       2.1      1.7       1.5       2.1       1.8
Diversification                    (1.4)       NM        NM     (1.4)       NM        NM      (1.0)
Overall Portfolio                   6.5       3.8       9.1      5.7       3.7       9.1       5.8

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

     During the second quarter of 2006, interest rate risk generated approximately 44% of average VAR, credit derivatives generated 27% of average VAR, foreign exchange accounted for 16% of average VAR, and equity generated 13% of average VAR. During the second quarter and first six months of 2006, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days on which the Company's trading revenues fell within particular ranges during the past year.

Distribution of Revenues(1)
--------------------------
                                       For the Quarter Ended
                          --------------------------------------------------
Revenue Range              6/30/06    3/31/06  12/31/05    9/30/05   6/30/05
                          --------------------------------------------------
(Dollars in millions)                  Number of Occurrences
----------------------    --------- --------- --------- ---------- ---------
Less than $(2.5)               0         0         0          0         0
$(2.5)~ $ 0                    2         4         3          3         6
$ 0   ~ $ 2.5                 39        40        44         51        40
$ 2.5 ~ $ 5.0                 21        18        14          8        16
More than $5.0                 2         0         0          2         2

(1) Based on revenues before deducting share of joint venture partner, Susquehanna Trading.

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

(Dollars in millions)                         Adjusted Estimated Changes
                                                in Net Interest Income
                                        --------------------------------------
                                           June 30, 2006       March 31, 2006
                                             $         %         $        %
                                        --------- --------   ---------- ------
 +200 Basis Point Ramp vs. Stable Rate  $   (62)    (3.0)%  $   (64)    (3.1)%
 +100 Basis Point Ramp vs. Stable Rate      (28)    (1.3)       (28)    (1.3)
 -100 Basis Point Ramp vs. Stable Rate       15      0.7         (1)       -
 -200 Basis Point Ramp vs. Stable Rate        9      0.5        (15)    (0.7)


     The base case scenario Fed Funds rate in the June 30, 2006 analysis was 5.25% versus 4.75% for the March 31, 2006 analysis. The 100 basis point ramp scenarios assumes short-term rates change 25 basis points in each of the next four quarters, while the 200 basis point ramp scenarios assumes a 50 basis point per quarter change. The +100 basis point June 30, 2006 scenario assumes a flattening of the yield curve with 10-year rates rising 80 basis points. The +200 basis point June 30, 2006 scenario assumes a flattening of the yield curve with 10-year rates rising 160 basis points. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity. The Company's pending transaction with JPMorgan Chase will initially result in a more liability-sensitive balance because corporate trust liabilities reprice more quickly than retail deposits. The Company is in the process of evaluating various alternatives to readjust its interest rate sensitivity.

STATISTICAL INFORMATION

Operating Leverage
------------------

     Operating leverage is measured by comparing the rate of increase in revenue to the rate of increase in expenses. The chart below shows the computation of operating leverage. The operating column for 2006 excludes one-time costs associated with SFAS 123(R) and certain costs resulting from the application of discontinued operations accounting. The Company believes excluding these costs provides the reader with supplemental information with which to assess the Company's future performance.





                                       Continuing Operations                                     Adjusted (1)
                    -----------------------------------------------------  --------------------------------------------------
(Dollars in millions)         Operating                        Operating            Operating                       Operating
                    2Q 2006   2Q 2006(2)   2Q 2005  % Change   % Change(2)  2Q2006  2Q2006(3) 2Q 2005   % Change   % Change(3)
                    -------   ---------    -------  --------   ----------  -------  --------  --------  --------   ----------
Noninterest Income  $ 1,366   $ 1,366     $ 1,194      14.4%        14.4%  $ 1,426  $ 1,426   $ 1,256      13.5%         13.5%

Net Interest Income     358       358         329       8.8          8.8       512      512       470       8.9           8.9

Total Revenue         1,724     1,724       1,523      13.2         13.2     1,938    1,938     1,726      12.3          12.3

Total Expense         1,134     1,122       1,021      11.1          9.9     1,248    1,231     1,123      11.1           9.6

Operating Leverage                                      2.1%         3.3%                                   1.2%          2.7%
                                                       =====        =====                                  =====         =====



                                       Continuing Operations                                     Adjusted (1)
                    -----------------------------------------------------  --------------------------------------------------
(Dollars in millions)         Operating                        Operating            Operating                       Operating
                    2Q 2006   2Q 2006(2)   1Q 2006  % Change   % Change(2)  2Q2006  2Q2006(3) 1Q 2006   % Change   % Change(3)
                    -------   ---------    -------  --------   ----------  -------  --------  --------  --------   ----------
Noninterest Income  $ 1,366   $ 1,366     $ 1,261       8.3%         8.3%  $ 1,426  $ 1,426   $ 1,332       7.1%          7.1%

Net Interest Income     358       358         339       5.6          5.6       512      512       488       4.9           4.9

Total Revenue         1,724     1,724       1,600       7.8          7.8     1,938    1,938     1,820       6.5           6.5

Total Expense         1,134     1,122       1,065       6.5          5.4     1,248    1,231     1,178       5.9           4.5

Operating Leverage                                      1.3%         2.4%                                   0.6%          2.0%
                                                       =====        =====                                  =====         =====

                                       Continuing Operations                                     Adjusted (1)
                    -----------------------------------------------------  ---------------------------------------------------
(Dollars in millions)         Operating                        Operating            Operating                        Operating
                    YTD2006   YTD2006(2)   YTD2005  % Change   % Change(2) YTD2006  YTD2006(3) YTD2005   % Change   % Change(3)
                    -------   ---------    -------  --------   ----------  -------  --------   --------  --------   ----------
Noninterest Income  $ 2,627   $ 2,627      $ 2,310     13.7%        13.7%  $ 2,758  $ 2,758    $ 2,434      13.3%         13.3%

Net Interest Income     697       697          650      7.2          7.2     1,000    1,000        925       8.1           8.1

Total Revenue         3,324     3,324        2,960     12.3         12.3     3,758    3,758      3,359      11.9          11.9

Total Expense         2,199     2,187        1,992     10.4          9.8     2,426    2,409      2,200      10.3           9.5

Operating Leverage                                      1.9%         2.5%                                    1.6%          2.4%
                                                       =====        =====                                   =====         =====




(1) Adjusted combines continuing and discontinued operations.
(2) Operating excludes the $12 million impact related to SFAS 123(R).
(3) Operating excludes the $12 million impact related to SFAS 123(R) and charges and accounting changes resulting from the JPMorgan Chase transaction.

     The Company's record operating results in the second quarter of 2006 reflect net income of $448 million. The Company reported net income of $773 million in the third quarter of 1999. However, after excluding the $573 million gain on the sale of BNY Financial Corporation, operating net income in the third quarter of 1999 was $200 million.

Average Balances and Rates on a Taxable Equivalent Basis
--------------------------------------------------------


                                                    THE BANK OF NEW YORK COMPANY, INC.
                                          Average Balances and Rates on a Taxable Equivalent Basis
                                                          (Dollars in millions)

                                             For the three months          For the three months
                                             ended  June 30, 2006          ended  June 30, 2005
                                         ----------------------------   ---------------------------
                                          Average             Average   Average             Average
                                          Balance   Interest   Rate     Balance   Interest   Rate
                                         --------   --------  -------   -------   --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                     $  12,432  $    120    3.88%  $   9,182   $    67    2.91%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           1,565        15    3.98       2,789        20    2.72
Margin Loans                                 5,506        85    6.20       6,341        62    3.93
Loans
 Domestic Offices                           16,786       193    4.59      15,133       137    3.64
 Foreign Offices                            11,317       157    5.56      10,141       106    4.19
                                         ---------  --------           ---------   -------
   Non-Margin Loans                         28,103       350    4.98      25,274       243    3.86
                                         ---------  --------           ---------   -------
Securities
 U.S. Government Obligations                   216         3    4.24         282         2    3.21
 U.S. Government Agency Obligations          4,009        46    4.60       3,804        38    3.95
 Obligations of States and
  Political Subdivisions                       109         2    8.13         148         3    8.52
 Other Securities                           18,848       245    5.21      15,499       166    4.29
 Trading Securities                          4,469        51    4.61       3,416        39    4.62
                                         ---------  --------           ---------   -------
   Total Securities                         27,651       347    5.03      23,149       248    4.26
                                         ---------  --------           ---------   -------
Total Interest-Earning Assets               75,257       917    4.88      66,735       640    3.83
                                                    --------                       -------
Allowance for Credit Losses                   (344)                         (463)
Cash and Due from Banks                      3,089                         2,282
Other Assets                                18,391                        16,445
Assets of Discontinued Operations
 Held for Sale                              13,993       191    5.47      15,462       169    4.40
                                         ---------  --------           ---------   -------
   TOTAL ASSETS                          $ 110,386  $  1,108           $ 100,461   $   809
                                         =========  ========           =========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts              $   5,213  $     34    2.60%  $   6,363   $    25    1.57%
 Savings                                       456         2    2.01         666         1    0.92
 Certificates of Deposit
  $100,000 & Over                            4,105        52    5.05       3,054        24    3.10
 Other Time Deposits                           697         8    4.79         127         1    2.30
 Foreign Offices                            32,544       252    3.10      26,332       141    2.14
                                         ---------  --------           ---------   -------
  Total Interest-Bearing Deposits           43,015       348    3.24      36,542       192    2.10
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                  2,893        34    4.62       1,152         8    2.58
Other Borrowed Funds                         2,323        22    3.82       1,954        13    2.65
Payables to Customers and Broker-Dealers     5,034        42    3.34       5,984        28    1.90
Long-Term Debt                               8,146       106    5.15       7,485        64    3.41
                                         ---------  --------           ---------   -------
  Total Interest-Bearing Liabilities        61,411       552    3.59      53,117       305    2.29
                                                    --------                       -------
Noninterest-Bearing Deposits                10,869                         9,581
Other Liabilities                           14,231                        12,976
Common Shareholders' Equity                  9,882                         9,325
Liabilities of Discontinued Operations
 Held for Sale                              13,993        37    1.07      15,462        28    0.73
                                         ---------  --------           ---------   -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 110,386  $    589           $ 100,461   $   333
                                         =========  ========           =========   =======
Net Interest Earnings
 and Interest Rate Spread                           $    365    1.29%              $   335    1.54%
                                                    ========  =======              =======  =======
Net Yield on Interest-Earning Assets                            1.95%                         2.01%
                                                              =======                       =======

(1) Average balances and rates have been impacted by allocations made to match assets of discontinued
operations held for sale with liabilities of discontinued operations held for sale.


                                                        THE BANK OF NEW YORK COMPANY, INC.
                                            Average Balances and Rates on a Taxable Equivalent Basis
                                                               (Dollars in millions)

                                                  For the six months         For the six months
                                                 ended June 30, 2006        ended June 30, 2005
                                             --------------------------  --------------------------
                                             Average            Average  Average            Average
                                             Balance  Interest   Rate    Balance  Interest   Rate
                                             -------  --------  -------  -------  --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                        $ 11,036  $    206    3.76%  $ 9,502  $    138    2.93%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements             1,625        30    3.81     2,619        33    2.48
Margin Loans                                   5,580       162    5.87     6,374       117    3.70
Loans
 Domestic Offices                             15,983       360    4.51    14,933       275    3.69
 Foreign Offices                              11,142       300    5.44    10,221       201    3.97
                                            --------  --------           -------  --------
   Non-Margin Loans                           27,125       660    4.89    25,154       476    3.81
                                            --------  --------           -------  --------
Securities
 U.S. Government Obligations                     220         5    4.23       320         5    3.12
 U.S. Government Agency Obligations            3,981        90    4.53     3,554        69    3.85
 Obligations of States and
  Political Subdivisions                         113         5    8.09       153         6    8.36
 Other Securities                             18,963       477    5.03    15,009       310    4.14
 Trading Securities                            4,591       102    4.51     2,943        61    4.20
                                            --------  --------           -------  --------
   Total Securities                           27,868       679    4.88    21,979       451    4.11
                                            --------  --------           -------  --------
Total Interest-Earning Assets                 73,234     1,737    4.77    65,628     1,215    3.72
                                                      --------                    --------
Allowance for Credit Losses                     (339)                       (474)
Cash and Due from Banks                        3,676                       2,918
Other Assets                                  17,553                      16,281
Assets of Discontinued Operations
 Held for Sale                                14,147       376    5.36    15,503       327    4.26
                                            --------  --------          --------  --------
   TOTAL ASSETS                             $108,271  $  2,113          $ 99,856  $  1,542
                                            ========  ========          ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts                 $  5,319  $     65    2.45%  $ 6,291  $     44    1.44%
 Savings                                         462         3    1.56       629         3    0.88
 Certificates of Deposit
  $100,000 & Over                              4,176       100    4.83     2,961        42    2.85
 Other Time Deposits                             799        18    4.56       133         2    2.07
 Foreign Offices                              31,388       460    2.96    25,900       261    2.03
                                            --------  --------           -------  --------
  Total Interest-Bearing Deposits             42,144       646    3.09    35,914       352    1.98
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                    2,432        54    4.45     1,270        14    2.18
Other Borrowed Funds                           2,153        42    3.91     1,890        20    2.12
Payables to Customers and Broker-Dealers       5,132        82    3.22     6,184        53    1.73
Long-Term Debt                                 8,079       202    4.98     7,047       113    3.21
                                            --------  --------           -------  --------
  Total Interest-Bearing Liabilities          59,940     1,026    3.44    52,305       552    2.12
                                                      --------                    --------
Noninterest-Bearing Deposits                  10,496                       9,694
Other Liabilities                             13,803                      13,041
Common Shareholders' Equity                    9,885                       9,313
Liabilities of Discontinued Operations
 Held for Sale                                14,147        73    1.04    15,503        52    0.68
                                            --------  --------          --------  --------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $108,271  $  1,099          $ 99,856  $    604
                                            ========  ========          ========  ========
Net Interest Earnings
 and Interest Rate Spread                             $    711    1.33%           $    663    1.60%
                                                      ========  =======           ========  =======
Net Yield on Interest-Earning Assets                              1.95%                       2.03%
                                                                =======                     =======

(1) Average balances and rates have been impacted by allocations made to match assets of discontinued
operations held for sale with liabilities of discontinued operations held for sale.

SUPPLEMENTAL DATA


                                 THE BANK OF NEW YORK COMPANY, INC.
      Adjusted(1) Average Balances and Rates on a Taxable Equivalent Basis - Supplemental Data
                                      (Dollars in millions)

                                                 For the three months       For the three months
                                                 ended June 30, 2006        ended June 30, 2005
                                             --------------------------  --------------------------
                                             Average            Average  Average            Average
                                             Balance  Interest   Rate    Balance  Interest   Rate
                                             -------  --------  -------  -------  --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                        $ 12,432  $    120    3.88%  $ 9,182  $     67    2.91%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements             2,774        30    4.38     5,160        36    2.81
Margin Loans                                   5,506        85    6.20     6,341        62    3.93
Loans
 Domestic Offices                             24,745       331    5.36    22,719       249    4.41
 Foreign Offices                              11,317       157    5.56    10,141       106    4.19
                                            --------  --------           -------  --------
   Non-Margin Loans                           36,062       488    5.42    32,860       355    4.34
                                            --------  --------           -------  --------
Securities
 U.S. Government Obligations                     216         2    4.24       282         2    3.21
 U.S. Government Agency Obligations            4,009        46    4.60     3,804        38    3.95
 Obligations of States and
  Political Subdivisions                         212         4    6.90       211         4    7.24
 Other Securities                             22,904       283    4.93    20,422       206    4.04
 Trading Securities                            4,469        51    4.61     3,416        39    4.62
                                            --------  --------           -------  --------
   Total Securities                           31,810       386    4.85    28,135       289    4.12
                                            --------  --------           -------  --------
Total Interest-Earning Assets                 88,584     1,109    5.01    81,678       809    3.98
                                                      --------                    --------
Allowance for Credit Losses                     (421)                       (584)
Cash and Due from Banks                        3,716                       2,898
Other Assets                                  18,509                      16,469
                                            --------                    --------
   TOTAL ASSETS                             $110,388                    $100,461
                                            ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts                 $  5,777  $     35    2.43%  $ 7,049  $     26    1.49%
 Savings                                       7,864        32    1.64     8,939        24    1.10
 Certificates of Deposit
  $100,000 & Over                              4,118        52    5.05     3,065        24    3.10
 Other Time Deposits                           1,462        14    3.91       893         5    2.12
 Foreign Offices                              32,544       252    3.10    26,332       141    2.14
                                            --------  --------           -------  --------
  Total Interest-Bearing Deposits             51,765       385    2.98    46,278       220    1.91
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                    2,894        33    4.62     1,152         7    2.58
Other Borrowed Funds                           2,323        22    3.82     1,954        13    2.65
Payables to Customers and Broker-Dealers       5,034        42    3.34     5,984        28    1.90
Long-Term Debt                                 8,147       106    5.15     7,485        64    3.41
                                            --------  --------           -------  --------
  Total Interest-Bearing Liabilities          70,163       588    3.36    62,853       332    2.12
                                                      --------                    --------
Noninterest-Bearing Deposits                  16,059                      15,260
Other Liabilities                             14,284                      13,023
Common Shareholders' Equity                    9,882                       9,325
                                            --------                    --------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $110,388                    $100,461
                                            ========                    ========
Net Interest Earnings
 and Interest Rate Spread                             $    521    1.65%           $    477    1.86%
                                                      ========  =======           ========  =======
Net Yield on Interest-Earning Assets                              2.36%                       2.34%
                                                                =======                     =======

Note:

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.



                                     THE BANK OF NEW YORK COMPANY, INC.
    Adjusted (1) Average Balances and Rates on a Taxable Equivalent Basis - Supplemental Data
                                           (Dollars in millions)


                                                 For the six months         For the six months
                                                 ended June 30, 2006        ended June 30, 2005
                                             --------------------------  --------------------------
                                             Average            Average  Average            Average
                                             Balance  Interest   Rate    Balance  Interest   Rate
                                             -------  --------  -------  -------  --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                        $ 11,036  $    206    3.76%  $ 9,502  $    138    2.93%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements             3,144        65    4.19     4,989        64    2.57
Margin Loans                                   5,580       162    5.87     6,374       117    3.70
Loans
 Domestic Offices                             23,869       629    5.31    22,429       489    4.40
 Foreign Offices                              11,142       300    5.44    10,221       201    3.97
                                            --------  --------           -------  --------
   Non-Margin Loans                           35,011       929    5.35    32,650       690    4.26
                                            --------  --------           -------  --------
Securities
 U.S. Government Obligations                     220         5    4.23       320         5    3.12
 U.S. Government Agency Obligations            3,981        90    4.53     3,554        69    3.85
 Obligations of States and
  Political Subdivisions                         219         7    6.78       205         7    7.29
 Other Securities                             22,791       547    4.80    20,054       392    3.91
 Trading Securities                            4,591       103    4.51     2,943        61    4.20
                                            --------  --------           -------  --------
   Total Securities                           31,802       752    4.73    27,076       534    3.95
                                            --------  --------           -------  --------
Total Interest-Earning Assets                 86,573     2,114    4.91    80,591     1,543    3.86
                                                      --------                    --------
Allowance for Credit Losses                     (418)                       (586)
Cash and Due from Banks                        4,295                       3,528
Other Assets                                  17,822                      16,323
                                            --------                     -------
   TOTAL ASSETS                             $108,272                     $99,856
                                            ========                     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts                 $  5,901  $     67    2.28%  $ 6,984  $     47    1.37%
 Savings                                       7,993        63    1.60     8,920        45    1.02
 Certificates of Deposit
  $100,000 & Over                              4,188       100    4.81     2,973        42    2.85
 Other Time Deposits                           1,542        29    3.78       896         9    1.94
 Foreign Offices                              31,388       460    2.96    25,900       261    2.03
                                            --------  --------           -------  --------
  Total Interest-Bearing Deposits             51,012       719    2.84    45,673       404    1.78
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                    2,432        54    4.45     1,270        14    2.18
Other Borrowed Funds                           2,153        42    3.91     1,890        20    2.12
Payables to Customers and Broker-Dealers       5,132        82    3.22     6,184        53    1.73
Long-Term Debt                                 8,079       202    4.98     7,047       113    3.21
                                            --------  --------           -------  --------
  Total Interest-Bearing Liabilities          68,808     1,099    3.21    62,064       604    1.96
                                                      --------                    --------
Noninterest-Bearing Deposits                  15,727                      15,389
Other Liabilities                             13,852                      13,090
Common Shareholders' Equity                    9,885                       9,313
                                            --------                     -------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $108,272                     $99,856
                                            ========                     =======
Net Interest Earnings
 and Interest Rate Spread                             $  1,015    1.70%           $    939    1.90%
                                                      ========  =======           ========  =======
Net Yield on Interest-Earning Assets                              2.35%                       2.35%
                                                                =======                     =======

Note:

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.

                                  THE BANK OF NEW YORK COMPANY, INC.
                         Consolidated Statements of Income- Supplemental Data
                          (Dollars in millions, except per share amounts)
                                             (Unaudited)

                                         Quarter Ended June 30, 2006
                                 ---------------------------------------------

                                   Continuing     Discontinued   Adjusted
                                   Operations     Operations     Results(1)
                                   ----------     ------------   ----------

Net Interest Income                   $ 358          $ 154       $ 512
-------------------
Provision for Credit Losses              (1)             1           -
                                      -----          -----       -----
Net Interest Income After
    Provision for
      Credit Losses                     359            153         512
                                      -----          -----       -----
Noninterest Income
------------------
Servicing Fees
 Securities                             909              -         909
 Global Payment Services                 63              7          70
                                      -----          -----       -----
                                        972              7         979
Private Banking and
  Asset Management Fees                 138             12         150
Service Charges and Fees                 53             38          91
  Trading Activities                    130              2         132
Securities Gains                         23              -          23
Other                                    50              1          51
                                      -----          -----       -----
    Total Noninterest Income          1,366             60       1,426
                                      -----          -----       -----
Noninterest Expense
-------------------
Salaries and Employee Benefits          656             67         723
Net Occupancy                            68             18          86
Furniture and Equipment                  48              2          50
Clearing                                 53              -          53
Sub-custodian Expenses                   36              -          36
Software                                 53              -          53
Communications                           22              1          23
Amortization of Intangibles              15              -          15
Other                                   183             26         209
                                      -----          -----       -----
    Total Noninterest Expense         1,134            114       1,248
                                      -----          -----       -----
Income Before Income Taxes              591             99         690
Income Taxes                            200             42         242
                                      -----          -----       -----
Net Income                            $ 391          $  57       $ 448
----------                            =====          =====       =====

Diluted Earnings Per Share            $0.52          $0.07       $0.59

Note:
(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.


                                    THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Statements of Income- Supplemental Data
                            (Dollars in millions, except per share amounts)
                                                 (Unaudited)

                                        Quarter Ended June 30, 2005
                                 --------------------------------------------

                                   Continuing     Discontinued   Adjusted
                                   Operations     Operations     Results(1)
                                   ----------     ------------   ----------

Net Interest Income                   $ 329          $ 141       $ 470
-------------------
Provision for Credit Losses              (3)             8           5
                                      -----          -----       -----
Net Interest Income After
    Provision for
      Credit Losses                     332            133         465
                                      -----          -----       -----
Noninterest Income
------------------
Servicing Fees
 Securities                             775              -         775
 Global Payment Services                 67              9          76
                                      -----          -----       -----
                                        842              9         851
Private Banking and
  Asset Management Fees                 112             11         123
Service Charges and Fees                 64             39         103
Foreign Exchange and Other
  Trading Activities                    101              2         103
Securities Gains                         23              -          23
Other                                    52              1          53
                                      -----          -----       -----
    Total Noninterest Income          1,194             62       1,256
                                      -----          -----       -----
Noninterest Expense
-------------------
Salaries and Employee Benefits          581             59         640
Net Occupancy                            65             17          82
Furniture and Equipment                  49              2          51
Clearing                                 42              -          42
Sub-custodian Expenses                   24              -          24
Software                                 55              -          55
Communications                           21              1          22
Amortization of Intangibles              10              -          10
Other                                   174             23         197
                                      -----          -----       -----
    Total Noninterest Expense         1,021            102       1,123
                                      -----          -----       -----
Income Before Income Taxes              505             93         598
Income Taxes                            162             38         200
                                      -----          -----       -----
Net Income                            $ 343          $  55       $ 398
----------                            =====          =====       =====

Diluted Earnings Per Share            $0.45          $0.07       $0.52


Note:

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.

                                      THE BANK OF NEW YORK COMPANY, INC.
                            Consolidated Statements of Income- Supplemental Data
                              (Dollars in millions, except per share amounts)
                                              (Unaudited)



                                         Quarter Ended March 31, 2006
                                 --------------------------------------------
                                   Continuing     Discontinued   Adjusted
                                   Operations     Operations     Results(1)
                                   ----------     ------------   ----------

Net Interest Income                   $ 339          $ 149         $ 488
-------------------
Provision for Credit Losses               -              5             5
                                      -----          -----         -----
Net Interest Income After
    Provision for
      Credit Losses                     339            144           483
                                      -----          -----         -----
Noninterest Income
------------------
Servicing Fees
 Securities                             831              -           831
 Global Payment Services                 62              8            70
                                      -----          -----         -----
                                        893              8           901
Private Banking and
  Asset Management Fees                 130             11           141
Service Charges and Fees                 52             37            89
Foreign Exchange and Other
  Trading Activities                    113              2           115
Securities Gains                         17              -            17
Other                                    56             13            69
                                      -----          -----         -----
    Total Noninterest Income          1,261             71         1,332
                                      -----          -----         -----
Noninterest Expense
-------------------
Salaries and Employee Benefits          604             64           668
Net Occupancy                            68             20            88
Furniture and Equipment                  51              2            53
Clearing                                 50              -            50
Sub-custodian Expenses                   34              -            34
Software                                 55              1            56
Communications                           26              1            27
Amortization of Intangibles              13              -            13
Other                                   164             25           189
                                      -----          -----         -----
    Total Noninterest Expense         1,065            113         1,178
                                      -----          -----         -----
Income Before Income Taxes              535            102           637
Income Taxes                            175             40           215
                                      -----          -----         -----
Net Income                            $ 360          $  62         $ 422
----------                            =====          =====         =====

Diluted Earnings Per Share            $0.47          $0.08         $0.55


Note:

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.

                                                  THE BANK OF NEW YORK COMPANY, INC.
                                          Consolidated Statements of Income- Supplemental Data
                                             (Dollars in millions, except per share amounts)
                                                                 (Unaudited)

                                                              Adjusted Results(1)
                                 ---------------------------------------------------------------------
                                                  Quarter Ended                  6/30/06    6/30/06
                                    June 30,        June 30,      March 31,         vs.        vs.
                                      2006           2005           2006         6/30/05    3/31/06
                                    --------        --------      ---------      -------    -------

Net Interest Income                   $ 512          $ 470         $ 488             9%         5%
-------------------
Provision for Credit Losses               -              5             5
                                      -----          -----         -----
Net Interest Income After
    Provision for
      Credit Losses                     512            465           483            10          6
                                      -----          -----         -----
Noninterest Income
------------------
Servicing Fees
 Securities                             909            775           831            17          9
 Global Payment Services                 70             76            70            (8)         -
                                      -----          -----         -----
                                        979            851           901            15          9
Private Banking and
  Asset Management Fees                 150            123           141            22          6
Service Charges and Fees                 91            103            89           (12)         2
Foreign Exchange and Other
  Trading Activities                    132            103           115            28         15
Securities Gains                         23             23            17             -         35
Other                                    51             53            69            (4)       (26)
                                      -----          -----         -----
    Total Noninterest Income          1,426          1,256         1,332            14          7
                                      -----          -----         -----
Noninterest Expense
-------------------
Salaries and Employee Benefits          723            640           668            13          8
Net Occupancy                            86             82            88             5         (2)
Furniture and Equipment                  50             51            53            (2)        (6)
Clearing                                 53             42            50            26          6
Sub-custodian Expenses                   36             24            34            50          6
Software                                 53             55            56            (4)        (5)
Communications                           23             22            27             5        (15)
Amortization of Intangibles              15             10            13            50         15
Other                                   209            197           189             6         11
                                      -----          -----         -----
    Total Noninterest Expense         1,248          1,123         1,178            11          6
                                      -----          -----         -----
Income Before Income Taxes              690            598           637            15          8
Income Taxes                            242            200           215            21         13
                                      -----          -----         -----
Net Income                            $ 448          $ 398         $ 422            13          6
----------                            =====          =====         =====

Diluted Earnings Per Share            $0.59          $0.52         $0.55            13          7


Note:

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.



                                              THE BANK OF NEW YORK COMPANY, INC.
                                      Consolidated Statements of Income- Supplemental Data
                                         (Dollars in millions, except per share amounts)
                                                          (Unaudited)



                                                    Six Months Ended June 30,
                              ----------------------------------------------------------------------
                                                              2006          2005          6/30/06
                                Continuing     Discontinued   Adjusted      Adjusted        vs.
                                Operations     Operations     Results(1)    Results(1)    6/30/05
                                ----------     ------------   ----------    ----------    -------

Net Interest Income                $ 697          $ 303       $1,000         $ 925              8%
-------------------
Provision for Credit Losses           (1)             6            5            (5)          (200)
                                   ------         -----       ------         -----
Net Interest Income After
    Provision for
      Credit Losses                  698            297          995           930              7
                                   ------         -----       ------         -----
Noninterest Income
------------------
Servicing Fees
 Securities                        1,740              -        1,740         1,525             14
 Global Payment Services             125             15          140           151             (7)
                                   -----          -----       ------         -----
                                   1,865             15        1,880         1,676             12
Private Banking and
  Asset Management Fees              268             23          291           245             19
Service Charges and Fees             105             75          180           195             (8)
Foreign Exchange and Other
  Trading Activities                 243              4          247           199             24
Securities Gains                      40              -           40            35             14
Other                                106             14          120            84             43
                                   -----          -----        -----         -----
    Total Noninterest Income       2,627            131        2,758         2,434             13
                                   -----          -----        -----         -----
Noninterest Expense
-------------------
Salaries and Employee Benefits     1,260            131        1,391         1,258             11
Net Occupancy                        136             38          174           160              9
Furniture and Equipment               99              4          103           103              -
Clearing                             103              -          103            88             17
Sub-custodian Expenses                70              -           70            47             49
Software                             108              1          109           108              1
Communications                        48              2           50            45             11
Amortization of Intangibles           28              -           28            18             56
Other                                347             51          398           373              7
                                   -----          -----        -----         -----
    Total Noninterest Expense      2,199            227        2,426         2,200             10
                                   -----          -----        -----         -----
Income Before Income Taxes         1,126            201        1,327         1,164             14
Income Taxes                         375             82          457           387             18
                                   -----          -----        -----         -----
Net Income                         $ 751          $ 119        $ 870         $ 777             12
----------                         =====          =====        =====         =====

Diluted Earnings Per Share         $0.98          $0.15        $1.13         $1.00             13


Note:

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.


                                   THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Statements of Income- Supplemental Data
                            (Dollars in millions, except per share amounts)
                                            (Unaudited)



                                          Six Months Ended June 30, 2005
                                 --------------------------------------------
                                                                 2005
                                   Continuing     Discontinued   Adjusted
                                   Operations     Operations     Results(1)
                                   ----------     ------------   ----------

Net Interest Income                   $ 650          $ 275       $ 925
-------------------
Provision for Credit Losses             (20)            15          (5)
                                      -----          -----       -----
Net Interest Income After
    Provision for
      Credit Losses                     670            260         930
                                      -----          -----       -----
Noninterest Income
------------------
Servicing Fees
 Securities                           1,525              -       1,525
 Global Payment Services                133             18         151
                                      -----          -----       -----
                                      1,658             18       1,676
Private Banking and
  Asset Management Fees                 224             21         245
Service Charges and Fees                118             77         195
Foreign Exchange and Other
  Trading Activities                    193              6         199
Securities Gains                         35              -          35
Other                                    82              2          84
                                      -----          -----       -----
    Total Noninterest Income          2,310            124       2,434
                                      -----          -----       -----

Noninterest Expense
-------------------
Salaries and Employee Benefits        1,138            120       1,258
Net Occupancy                           124             36         160
Furniture and Equipment                  98              5         103
Clearing                                 88              -          88
Sub-custodian Expenses                   47              -          47
Software                                107              1         108
Communications                           43              2          45
Amortization of Intangibles              18              -          18
Other                                   329             44         373
                                      -----          -----       -----
    Total Noninterest Expense         1,992            208       2,200
                                      -----          -----       -----
Income Before Income Taxes              988            176       1,164
Income Taxes                            317             70         387
                                      -----          -----       -----
Net Income                            $ 671          $ 106       $ 777
----------                            =====          =====       =====

Diluted Earnings Per Share            $0.86          $0.14       $1.00


Note:

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.



                                                 THE BANK OF NEW YORK COMPANY, INC.
                                         Consolidated Balance Sheet - Supplemental Data
                                                           (In millions)
                                                            (Unaudited)



                                            June 30, 2006                        December 31, 2005
                            -------------------------------------    -------------------------------------
                            Continuing    Discontinued               Continuing   Discontinued
                            Operations    Operations     Adjusted    Operations   Operations      Adjusted
                            ----------    ------------   --------    ----------   ------------    --------
Assets
------
Cash and Due from Banks      $  3,010      $   609      $  3,619     $  2,882      $      633  $     3,515
Interest-Bearing
 Deposits in Banks             11,978            -        11,978        8,644               -        8,644
Securities                     27,355          104        27,459       27,218             108       27,326
Trading Assets
 at Fair Value                  6,065            -         6,065        5,930               -        5,930
Federal Funds Sold and
  Securities Purchased
  Under Resale Agreements       2,235            -         2,235        2,425               -        2,425
Loans                          35,313        7,892        43,205       32,601           7,714       40,315
Premises and Equipment            963          112         1,075          960             100        1,060
Due from Customers
  on Acceptances                  210           23           233          212              21          233
Accrued Interest Receivable       394           32           426          363              28          391
Goodwill                        3,784          109         3,893        3,510             109        3,619
Intangible Assets                 885            -           885          811               -          811
Other Assets                    7,743           65         7,808        7,710              95        7,805
                             --------      -------      --------     --------      ----------   ----------
     Total Assets            $ 99,935      $ 8,946      $108,881     $ 93,266      $    8,808   $  102,074
                             ========      =======      ========     ========      ==========   ==========

Liabilities and
  Shareholders' Equity
----------------------
Deposits                     $ 56,741      $13,678      $ 70,419     $ 49,787      $   14,637   $   64,424
Federal Funds Purchased
  and Securities Sold Under
  Repurchase Agreements         1,177            -         1,177          834               -          834
Trading Liabilities             2,938            -         2,938        2,401               -        2,401
Payables to Customers
  and Broker-Dealers            6,638            -         6,638        8,623               -        8,623
Other Borrowed Funds            1,026            -         1,026          860               -          860
Acceptances Outstanding           210           26           236          212              23          235
Accrued Taxes
  and Other Expenses            3,864            8         3,872        4,123               1        4,124
Accrued Interest Payable          192           11           203          172               -          172
Other Liabilities               4,101            8         4,109        2,697              11        2,708
Long-Term Debt                  8,207            -         8,207        7,817               -        7,817
                             --------      -------      --------     --------      ----------   ----------
     Total Liabilities         85,094       13,731        98,825       77,526          14,672       92,198
                             --------      -------      --------     --------      ----------   ----------
Shareholders' Equity           10,056            -        10,056        9,876               -        9,876
                             --------      -------      --------     --------      ----------   ----------
     Total Liabilities and
       Shareholders' Equity  $ 95,150      $13,731      $108,881     $ 87,402      $   14,672   $  102,074
                             ========      =======      ========     ========      ==========   ==========

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

OTHER DEVELOPMENTS

     On July 11, 2006, the Board of Directors raised the quarterly dividend by 5% to 22 cents per share payable August 4, 2006 to shareholders of record on July 26, 2006.

     The Company was active in redeploying capital during the quarter to sharpen its focus, strengthen its business mix and enhance its long-term growth prospects. In addition to the swap transaction with JPMorgan Chase, the Company announced on June 30, 2006 that it agreed to join forces with Eze Castle Software and GTCR Golder Rauner, LLC, a private equity firm, to form a new company called BNY ConvergEx Group. BNY ConvergEx Group will bring together BNY Securities Group's trade execution, commission management, independent research and transition management business with Eze Castle Software, a leading provider of trade order management and related investment technologies. This transaction enables the Company to achieve several objectives including repositioning its execution services business for faster growth and enhancing the product offering for the Company's client base, while allowing the Company to withdraw capital committed to the business. The new firm is expected to be established by September or October, pending regulatory approval. The Bank of New York Company's Pershing subsidiary, a leading global provider of clearing and financial services outsourcing, is not included in this transaction. For further details see "Acquisitions and Dispositions" in the Notes to the Consolidated Financial Statements and "Capital Resources".

     On June 12, 2006, the Company acquired the bond administration business of TD Banknorth, N.A. The TD Banknorth portfolio includes bond trustee, paying/fiscal agent, master trustee, transfer agent and registrar appointments. The transaction involves the purchase of approximately 350 bond trusteeships and agency appointments, representing $5.2 billion of principal debt outstanding for an estimated 230 clients.

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

     The Company, or its executive officers and directors on its behalf, may make additional forward-looking statements from time to time. When used in this report, any press release or any such oral statement, words such as "estimate," "forecast," "project," "anticipate," "confident," "target," "expect," "intend," "think," "continue," "seek," "believe," "plan," "goal," "could," "should," "may," "will," "strategy," and words of similar meaning, signify forward-looking statements.

     Forward-looking statements are based on management's current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from projected results. Forward-looking statements could be affected by a number of factors, some of which by their nature are dynamic and subject to rapid and possibly abrupt changes that the Company is necessarily unable to predict accurately, including the Risk Factors set forth in the section "Forward-Looking Statements and Risk Factors That Could Affect Future Results" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

     Forward-looking statements speak only as of the date they are made. The Company will not update forward-looking statements to reflect new facts, changes in assumptions or circumstances, or subsequent events.


GOVERNEMENT MONETARY POLICIES AND COMPETITION

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

                                      THE BANK OF NEW YORK COMPANY, INC.
                                         Consolidated Balance Sheets
                                (Dollars in millions, except per share amounts)
                                                  (Unaudited)

                                                           June 30, 2006       December 31, 2005
                                                      ------------------       -----------------
Assets
------
Cash and Due from Banks                               $            3,010       $           2,882
Interest-Bearing Deposits in Banks                                11,978                   8,644
Securities
  Held-to-Maturity (fair value of $2,108 in 2006
    and $1,847 in 2005)                                            2,167                   1,872
  Available-for-Sale                                              25,188                  25,346
                                                      ------------------       -----------------
    Total Securities                                              27,355                  27,218
Trading Assets at Fair Value                                       6,065                   5,930
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                          2,235                   2,425
Loans (less allowance for loan losses of $337 in 2006
  and $326 in 2005)                                               35,313                  32,601
Premises and Equipment                                               963                     960
Due from Customers on Acceptances                                    210                     212
Accrued Interest Receivable                                          394                     363
Goodwill                                                           3,784                   3,510
Intangible Assets                                                    885                     811
Other Assets                                                       7,743                   7,710
Assets of Discontinued Operations Held for Sale                    8,946                   8,808
                                                      ------------------       -----------------
     Total Assets                                     $          108,881       $         102,074
                                                      ==================       =================
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)   $           15,930       $          12,706
 Interest-Bearing
   Domestic Offices                                                9,958                  10,415
   Foreign Offices                                                30,853                  26,666
                                                      ------------------       -----------------
     Total Deposits                                               56,741                  49,787
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                 1,177                     834
Trading Liabilities                                                2,938                   2,401
Payables to Customers and Broker-Dealers                           6,638                   8,623
Other Borrowed Funds                                               1,026                     860
Acceptances Outstanding                                              210                     212
Accrued Taxes and Other Expenses                                   3,864                   4,123
Accrued Interest Payable                                             192                     172
Other Liabilities (including allowance for
  lending-related commitments of
  $143 in 2006 and $144 in 2005)                                   4,101                   2,697
Long-Term Debt                                                     8,207                   7,817
Liabilities of Discontinued Operations Held for Sale              13,731                  14,672
                                                      ------------------       -----------------
     Total Liabilities                                            98,825                  92,198
                                                      ------------------       -----------------
Shareholders' Equity
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,048,879,688 shares in 2006 and
  1,044,994,517 shares in 2005                                     7,867                   7,838
 Additional Capital                                                1,965                   1,826
 Retained Earnings                                                 7,636                   7,089
 Accumulated Other Comprehensive Income                             (231)                   (134)
                                                      ------------------       -----------------
                                                                  17,237                  16,619
 Less: Treasury Stock (285,896,449 shares in 2006
        and 273,662,218 shares in 2005), at cost                   7,174                   6,736
       Loan to ESOP (203,507 shares in 2006
        and 203,507 shares in 2005), at cost                           7                       7
                                                      ------------------       -----------------
     Total Shareholders' Equity                                   10,056                   9,876
                                                      ------------------       -----------------
     Total Liabilities and Shareholders' Equity       $          108,881       $         102,074
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

See Accompanying Notes to Consolidated Financial Statements.

                                        THE BANK OF NEW YORK COMPANY, INC.
                                        Consolidated Statements of Income
                                     (In millions, except per share amounts)
                                                   (Unaudited)

                                                       For the three    For the six      Percent Inc/(Dec)
                                                                                         -----------------
                                                       months ended     months ended      2Q06    YTD 2006
                                                          June 30,        June 30,         vs.       vs.
                                                       2006     2005     2006     2005    2Q05    YTD 2005
                                                      -----    ------   ------   ------  ------   --------
Interest Income
---------------
Loans                                                 $  350   $  243   $  660   $  476     44%      39%
Margin loans                                              85       62      162      117     37       38
Securities
  Taxable                                                280      193      545      359     45       52
  Exempt from Federal Income Taxes                         9       10       18       18    (10)       -
                                                      ------   ------   ------   ------
                                                         289      203      563      377     42       49
Deposits in Banks                                        120       67      206      138     79       49
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                 15       20       30       33    (25)      (9)
Trading Assets                                            51       39      102       61     31       67
                                                      ------   ------   ------   ------
    Total Interest Income                                910      634    1,723    1,202     44       43
                                                      ------   ------   ------   ------
Interest Expense
----------------
Deposits                                                 348      192      646      352     81       84
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                             34        8       54       14    325      286
Other Borrowed Funds                                      22       13       42       20     69      110
Customer Payables                                         42       28       82       53     50       55
Long-Term Debt                                           106       64      202      113     66       79
                                                      ------   ------   ------   ------
    Total Interest Expense                               552      305    1,026      552     81       86
                                                      ------   ------   ------   ------
Net Interest Income
-------------------                                      358      329      697      650      9        7
Provision for Credit Losses                               (1)      (3)      (1)     (20)   (67)     (95)
                                                      ------   ------   ------   ------
Net Interest Income After Provision for Credit Losses    359      332      698      670      8        4
                                                      ------   ------   ------   ------
Noninterest Income
------------------
Servicing Fees
 Securities                                              909      775    1,740    1,525     17       14
 Global Payment Services                                  63       67      125      133     (6)      (6)
                                                      ------   ------   ------   ------
                                                         972      842    1,865    1,658     15       12
Private Banking and Asset Management Fees                138      112      268      224     23       20
Service Charges and Fees                                  53       64      105      118    (17)     (11)
Foreign Exchange and Other Trading Activities            130      101      243      193     29       26
Securities Gains                                          23       23       40       35      -       14
Other                                                     50       52      106       82     (4)      29
                                                      ------   ------   ------   ------
    Total Noninterest Income                           1,366    1,194    2,627    2,310     14       14
                                                      ------   ------   ------   ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                           656      581    1,260    1,138     13       11
Net Occupancy                                             68       65      136      124      5       10
Furniture and Equipment                                   48       49       99       98     (2)       1
Clearing                                                  53       42      103       88     26       17
Sub-custodian Expenses                                    36       24       70       47     50       49
Software                                                  53       55      108      107     (4)       1
Communications                                            22       21       48       43      5       12
Amortization of Intangibles                               15       10       28       18     50       56
Other                                                    183      174      347      329      5        5
                                                      ------   ------   ------   ------
    Total Noninterest Expense                          1,134    1,021    2,199    1,992     11       10
                                                      ------   ------   ------   ------
Income from Continuing Operations before Income Taxes    591      505    1,126      988     17       14
 Income Taxes                                            200      162      375      317     23       18
                                                      ------   ------   ------   ------
Income from Continuing Operations                        391      343      751      671     14       12
                                                      ------   ------   ------   ------

--------------------------------------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.

                                        THE BANK OF NEW YORK COMPANY, INC.
                                        Consolidated Statements of Income
                                      (In millions, except per share amounts)
                                                   (Unaudited)

                                                       For the three     For the six      Percent Inc/(Dec)
                                                       months ended     months ended      2Q06    YTD 2006
                                                          June 30,        June 30,         vs.       vs.
                                                       2006     2005     2006     2005    2Q05    YTD 2005
                                                      ------   ------   ------   ------  ------   --------
Discontinued Operations
 Income from Discontinued Operations                      99       93      201      176      6%      14%
 Income Taxes                                             42       38       82       70     11       17
                                                      ------   ------   ------   ------
Discontinued Operations, net                              57       55      119      106      4       12
                                                      ------   ------   ------   ------
Net Income                                            $  448   $  398   $  870   $  777     13       12
----------                                            ======   ======   ======   ======
Per Common Share Data:
----------------------
Basic Earnings
  Income from Continuing Operations                   $ 0.52   $ 0.45   $ 0.99   $ 0.87     16       14
  Income from Discontinued Operations, Net              0.07     0.07     0.15     0.14      -        7
  Net Income                                            0.59     0.52     1.14     1.01     13       13

Diluted Earnings
  Income from Continuing Operations                   $ 0.52   $ 0.45   $ 0.98   $ 0.86     16       14
  Income from Discontinued Operations, Net              0.07     0.07     0.15     0.14      -        7
  Net Income                                            0.59     0.52     1.13     1.00     13       13

   Cash Dividends Paid                                  0.21     0.20     0.42     0.40      5        5

Diluted Shares Outstanding                               765      772      769      775     (1)      (1)

--------------------------------------------------------------------------------------------------------
See Accompanying Notes to Consolidated Financial Statements.





                                    THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statement of Changes in Shareholders' Equity
                               For the six months ended June 30, 2006
                                       (Dollars in millions)
                                            (Unaudited)

Common Stock
Balance, January 1                                                            $       7,838
  Issuances in Connection with Employee Benefit Plans                                    29
                                                                              -------------
Balance, June 30                                                                      7,867
                                                                              -------------
Additional Capital
Balance, January 1                                                                    1,826
  Issuances in Connection with Employee Benefit Plans                                   139
                                                                              -------------
Balance, June 30                                                                      1,965
                                                                              -------------
Retained Earnings
Balance, January 1                                                                    7,089
  Net Income                                                    $       870             870
  Cash Dividends on Common Stock                                                       (323)
                                                                              -------------
Balance, June 30                                                                      7,636
                                                                              -------------
Accumulated Other Comprehensive Income

Balance, January 1                                                                     (134)
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $(57)                                           (88)            (88)
      Reclassification Adjustment, Net of Taxes of $(3)                  (4)             (4)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $1                                                6               6
      Net Unrealized Derivative loss on Cash Flow Hedges,
        Net of Taxes of $(4)                                             (6)             (6)
      Minimum Pension Liability Adjustment,
        Net of Taxes of $(3)                                             (5)             (5)
                                                                -----------   -------------
                                                                        (97)
Balance, June 30                                                                       (231)
                                                                              -------------
Total Comprehensive Income                                      $       773
                                                                ===========
Less Treasury Stock
Balance, January 1                                                                    6,736
  Issued                                                                                (14)
  Acquired                                                                              452
                                                                              -------------
Balance, June 30                                                                      7,174
                                                                              -------------
Less Loan to ESOP
Balance, January 1                                                                        7
  Loan to ESOP                                                                            -
                                                                              -------------
Balance, June 30                                                                          7
                                                                              -------------
Total Shareholders' Equity, June 30 , 2006                                    $      10,056
                                                                              =============

-------------------------------------------------------------------------------------------

Comprehensive Income for the three months ended June 30, 2006 and 2005 was $406 and $461.
Comprehensive Income for the six months ended June 30, 2006 and 2005 was $773 and $759.

See accompanying Notes to Consolidated Financial Statements.

                      THE BANK OF NEW YORK COMPANY, INC.
                    Consolidated Statements of Cash Flows
                          (Dollars in millions)
                              (Unaudited)


                                                            For the six months
                                                               ended June 30,
                                                              2006       2005
                                                            --------   --------
Operating Activities
Net Income                                                  $    870   $    777
Adjustments to Determine Net Cash Attributable to
 Operating Activities:
  Provision for Credit Losses
    and Losses on Other Real Estate                                5         (5)
  Depreciation and Amortization                                  219        248
  Deferred Income Taxes                                           98        131
  Securities Gains                                               (40)       (35)
  Change in Trading Activities                                   484     (1,977)
  Change in Accruals and Other, Net                              971        143
                                                            --------   --------
Net Cash Provided by (Used for) Operating Activities           2,607       (718)
                                                            --------   --------
Investing Activities
Change in Interest-Bearing Deposits in Banks                  (2,981)       623
Change in Margin Loans                                           992          4
Purchases of Securities Held-to-Maturity                        (506)      (480)
Paydowns of Securities Held-to-Maturity                          140        155
Maturities of Securities Held-to-Maturity                         81         23
Purchases of Securities Available-for-Sale                    (6,331)    (8,402)
Sales of Securities Available-for-Sale                         1,780      2,083
Paydowns of Securities Available-for-Sale                      2,471      3,160
Maturities of Securities Available-for-Sale                    2,312      1,315
Net Principal Disbursed on Loans to Customers                 (3,915)    (5,376)
Sales of Loans and Other Real Estate                              97        126
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                              190     (1,486)
Purchases of Premises and Equipment                              (86)       (42)
Acquisitions, Net of Cash Acquired                              (349)       (70)
Proceeds from the Sale of Premises and Equipment                   3          -
Other, Net                                                      (159)        19
                                                            --------   --------
Net Cash Used for Investing Activities                        (6,261)    (8,348)
                                                            --------   --------
Financing Activities
Change in Deposits                                             5,135      6,243
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                               343        210
Change in Payables to Customers and Broker-Dealers            (1,986)       (17)
Change in Other Borrowed Funds                                   337        536
Proceeds from the Issuance of Long-Term Debt                   1,114      1,538
Repayments of Long-Term Debt                                    (545)      (102)
Issuance of Common Stock                                         182         81
Treasury Stock Acquired                                         (452)      (338)
Cash Dividends Paid                                             (323)      (321)
                                                            --------   --------
Net Cash Provided by Financing Activities                      3,805      7,830
                                                            --------   --------
Effect of Exchange Rate Changes on Cash                          (47)       307
                                                            --------   --------
Change in Cash and Due From Banks                                104       (929)
Cash and Due from Banks at Beginning of Period                 3,515      3,886
Cash Related to Discontinued Operations                         (609)      (616)
                                                            --------   --------
Cash and Due from Banks at End of Period                    $  3,010   $  2,341
                                                            ========   ========
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                                $  1,066   $    594
    Income Taxes                                                 386        140
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                            -          -
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

     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain other reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

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

     On January 1, 2003, the Company adopted the fair value method of accounting for its options under SFAS 123 as amended by SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 permitted three different methods of adopting fair value: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after January 1, 2003 are expensed while all options granted prior to January 1, 2003 are accounted for under APB 25 using the intrinsic value method. Consistent with industry practice, the Company elected the prospective method of adopting fair value accounting.

     During the first six months ended June 30, 2006, approximately 6.2 million options were granted. In the second quarter and first six months of 2006, the Company recorded $14 million and $24 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.

(Dollars in millions,                        Second Quarter    Year-to-date
  except per share amounts)                   2006    2005     2006    2005
                                             ------  ------   ------  ------
Reported net income                          $  448  $  398   $  870  $  777
Stock based employee compensation costs,
 using prospective method, net of tax             8       8       14      14
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                      (8)    (11)     (14)    (21)
                                             ------  ------   ------  ------
Pro forma net income                         $  448  $  395   $  870  $  770
                                             ======  ======   ======  ======

Reported diluted earnings per share          $ 0.59  $ 0.52   $ 1.13  $ 1.00
Impact on diluted earnings per share              -       -        -   (0.01)
                                             ------  ------   ------  ------
Pro forma diluted earnings per share         $ 0.59  $ 0.52   $ 1.13  $ 0.99
                                             ======  ======   ======  ======

     The fair value of options granted in 2006 and 2005 were estimated at the grant date using the following weighted average assumptions:

                                          Second Quarter    Year-to-date
                                           2006    2005     2006    2005
                                          -----   -----     ----    ----
Dividend yield                              2.77%   2.95%    2.77%   2.77%
Expected volatility                        22.43   25.00    22.43   25.21
Risk free interest rates                    4.72    3.94     4.72    4.18
Expected options lives                      6       5        6       5


     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS 123(R) on January 1, 2006 using the "modified prospective" method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and
(b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

     The Company adopted the fair value method of accounting for stock-based compensation prospectively as of January 1, 2003. As of January 1, 2006, the Company was amortizing all of its unvested stock option grants.

     Certain of the Company's stock compensation grants vest when the employee retires. SFAS 123(R) requires the completion of expensing of new grants with this feature by the first date the employee is eligible to retire. For grants prior to January 1, 2006, the Company will continue to expense them over their stated vesting period. The adoption of SFAS 123(R) increased pre-tax expense in 2006 by $12 million, which was recorded in the second quarter of 2006.

     In June 2004, the FASB issued an Exposure Draft of a proposed Statement, "Fair Value Measurements". The Exposure Draft, if adopted, will standardize fair value guidance by creating a comprehensive framework for measuring the fair value of most financial and nonfinancial assets and liabilities. The proposed Statement also requires expanded quantitative and qualitative disclosures about the use of fair value to remeasure assets and liabilities recognized in the statement of financial position. A final standard is expected to be issued in the third quarter of 2006. The final standard is expected to be effective for the Company's financial statements issued for 2008, and interim periods within that year. Upon issuance of the final standard, the Company will assess the impact of the new standard on the Company's consolidated financial statements.

     In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5("EITF 04-5"), "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights", which provides guidance in determining whether a general partner controls a limited partnership. The adoption of EITF 04-5 did not have a significant impact on the Company's financial condition or results of operations.

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

     In March 2006, the FASB issued an Exposure Draft, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans." The proposed standard would recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and prior service costs and credits that are not currently recognized as components of net period benefit cost pursuant to SFAS 87 or 106. The standard would also recognize, as an adjustment to the opening balance of retained earnings, any transition asset or obligation, net of tax, arising from the initial application of SFAS 87 or 106. The FASB has indicated it expects to issue a final statement in the third quarter of 2006. The Exposure Draft indicates that the new standard would be applicable to the Company for year-end 2006. The Company anticipates that the adoption of this statement will result in a material charge to equity, the amount of which is under assessment.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Interpretation requires that a tax position meet a "more-likely-than-not threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet a more-likely-than-not recognition threshold will result in either reduction of current or deferred tax assets, and/or recording of current or deferred tax liabilities. The proposed Interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The Company is assessing the impact of adopting the new pronouncement, which will become effective January 1, 2007, but it is not expected to have a material impact.

     In July 2006, the FASB issued FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction," revising the accounting guidance under SFAS No. 13 ("SFAS 13"), "Accounting for Leases," for leveraged leases. This FSP modifies existing interpretations of SFAS 13 and associated industry practice. As a result, in January 2007, the Company expects to recognize a one-time after-tax charge to capital of $340 to $385 million related to a change in the timing of its lease cash flows due to the LILO settlement. See Note "Commitments and Contingent Liabilities". However, an amount approximating this one-time charge will be taken into income over the remaining term of the affected leases.

     Certain other prior year information has been reclassified to conform its presentation with the 2006 financial statements.


3.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be an active acquirer of securities servicing and asset management businesses.

     The Company announced four acquisitions in 2006. The total cost of completed acquisitions in the second quarter and six months of 2006 was $2 million and $325 million, primarily paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to acquisitions in the second quarter of 2006 and first six months of 2006 was $2 million and $214 million, respectively. The tax-deductible portion of goodwill related to acquisitions in the second quarter and first six months of 2006 was $2 million and $75 million, respectively. At

June 30, 2006, the Company was liable for potential contingent payments related to acquisitions in the amount of $193 million. During the second quarter and the first six months of 2006, the Company paid or accrued $5 million and $22 million for contingent payments related to acquisitions made in prior years.

2006
----
     On January 3, 2006, the Company acquired Alcentra, an international asset management group focused on managing funds that invest in non-investment grade debt. Alcentra's management team retained a 20 percent interest. Alcentra has operations in London and Los Angeles and currently manages 15 different investment funds with over $6.2 billion of assets.

     On March 2, 2006, the Company acquired Urdang, a real estate investment management firm that manages approximately $3.0 billion in direct investments and portfolios of REIT securities.

     On April 8, 2006, the Company announced a definitive agreement to sell its retail and regional middle market banking businesses to JPMorgan Chase for $3.1 billion with a premium of $2.3 billion. For further details, see "Discontinued Operations" Note. JPMorgan Chase will sell its corporate trust business to the Company for $2.8 billion with a premium of $2.15 billion. The difference in premiums results in a net cash payment of $150 million to the Company. There is also a contingent payment of up to $50 million to the Company tied to customer retention.

     The transaction further increases the Company's focus on the securities services and wealth management businesses that have fueled the Company's growth in recent years and that are at the core of its long-term business strategy.

     The transaction has been approved by each company's board of directors and is expected to be completed in the fourth quarter of 2006, subject to regulatory approvals. The Company expects to record an after-tax gain of $1.3 billion on the businesses to be sold. The Company also expects to incur after-tax charges of $90-120 million related to the acquisition. The transaction is expected to be dilutive to GAAP earnings per share through 2009 (4.5 percent in 2007 to 1.5 percent in 2009), but to be accretive to cash earnings per share in 2009 when cost savings are fully phased in.

     JPMorgan Chase's corporate trust business comprises issues representing $5 trillion in total debt outstanding. It has 2,400 employees in more than 40 locations globally. The Company's corporate trust business comprises issues representing $3 trillion in total debt outstanding. It has 1,300 employees in 25 locations globally.

     The Company's retail bank consists of 341 branches in the tri-state region, serving approximately 700,000 consumer households and small businesses with $14.5 billion in deposits and $15.4 billion in assets. The Company's regional middle market businesses provide financing, banking and treasury services for middle market clients, serving more than 2,000 clients in the tri-state region. Together, the units have 4,000 employees located in New York, New Jersey, Connecticut and Delaware.

     On June 12, 2006, the Company acquired the bond administration business of TD Banknorth, N.A. The TD Banknorth portfolio includes bond trustee, paying/fiscal agent, master trustee, transfer agent and registrar appointments. The transaction involves the purchase of approximately 350 bond trusteeships and agency appointments, representing $5.2 billion of principal debt outstanding for an estimated 230 clients.

     On June 30, 2006, the Company announced that it agreed to join forces with Eze Castle Software and GTCR Golder Rauner, LLC, a private equity firm, to form a new company called BNY ConvergEx Group. BNY ConvergEx Group will bring together BNY Securities Group's trade execution, commission management, independent research and transition management business with Eze Castle Software, a leading provider of trade order management and related investment technologies. This transaction enables the Company to achieve several objectives including repositioning its execution services business for faster growth and enhancing the product offering for the Company's client base, while allowing the Company to withdraw capital committed to the business. The new firm is expected to be established by September or October, pending regulatory approval.

     BNY ConvergEx Group will be a leading global agency brokerage and technology company offering a complete spectrum of pre-trade, trade, and post-trade solutions for traditional money managers, hedge funds, broker-dealers, corporations and plan sponsors. BNY ConvergEx Group will have a global presence in New York, Boston, San Francisco, Chicago, Dallas, Stamford, London, Bermuda, Tokyo, Hong Kong, and Sydney.

     Once the transaction is complete, the Company and GTCR Golder Rauner, LLC will each hold a 35.4 percent stake in BNY ConvergEx Group, with the balance held by Eze Castle Software's investors and BNY ConvergEx Group's management team. BNY ConvergEx Group, with proforma 2005 revenues of approximately $340 million, will be an affiliate of The Bank of New York and will be reflected on the Company's financial statements as an equity investment. The transaction is not expected to result in any net gain or loss for The Bank of New York and is expected to be neutral to earnings per share.

     The BNY Securities Group businesses to be included in BNY ConvergEx Group will be BNY Brokerage, Lynch, Jones, & Ryan, G-Port, Westminster Research and BNY Jaywalk. Each business will retain its respective brand name and continue to operate as it does today, while taking advantage of the combined capabilities of BNY ConvergEx Group. In addition, The Bank of New York's B-Trade and G-Trade businesses are expected to become part of BNY ConvergEx Group in 2008, although in the interim they will continue to be owned by The Bank of New York. The Bank of New York Company's Pershing subsidiary, a leading global provider of clearing and financial services outsourcing, is not included in this transaction. See "Other Developments" in the MD&A section for additional information.

4. Discontinued Operations

     In the second quarter of 2006, the Company adopted discontinued operations accounting for its retail and regional middle market banking businesses to be sold to JPMorgan Chase.

     Results for all the retail and regional middle market banking businesses are reported separately as discontinued operations for all periods presented. The assets and liabilities of the businesses being sold are included in assets of discontinued operations held for sale and liabilities of discontinued operations held for sale on the consolidated balance sheet. Net interest income has been computed by allocating investment securities and federal funds sold and related interest income to discontinued operations to match the amount and duration of the assets sold with the amount and duration of the liabilities sold.

     Also included in the sales agreement between the Company and JPMorgan Chase are provisions related to transitional services that will be provided for a period of up to 8 months after closing, subject to extensions.

     Summarized financial information for discontinued operations related to the sale of the retail and regional middle market banking businesses is as follows:

                                                      Year-to-date
(In millions)                2Q06   1Q06   2Q05      2006     2005
                             ----   ----   ----     ---------------
Net Interest Income        $  154  $ 149  $ 141     $  303    $ 275
Noninterest Income             60     71     62        131      124
                           ------  -----  -----     ------    -----
 Total Revenues,
  Net of Interest Expenses $  214  $ 220  $ 203     $  434    $ 399
                           ======  =====  =====     ======    =====
Income from
 Discontinued Operations   $   99  $ 102  $  93     $  201    $ 176
Income Taxes                   42     40     38         82       70
                           ------  -----  -----     ------    -----
Income from Discontinued
 Operations, Net of Taxes  $   57  $  62  $  55     $  119    $ 106
                           ======  =====  =====     ======    =====

     The following is a summary of the assets and liabilities of discontinued operations held for sale as of June 30, 2006 and December 31, 2005:

                                     June 30,    December 31,
(In millions)                          2006          2005
                                    ---------    ------------
Assets
------
Cash and Due from Banks             $   609        $   633
Securities                              104            108
Loans                                 7,892          7,714
Goodwill                                109            109
Other Assets                            232            244
                                    -------        -------
Total Assets                        $ 8,946        $ 8,808
                                    =======        =======
Liabilities
-----------
Deposits                            $13,678        $14,637
Other Liabilities                        53             35
                                    -------        -------
Total Liabilities                   $13,731        $14,672
                                    =======        =======

5.  Goodwill and Intangibles
    ------------------------

     Goodwill by reportable segment is as follows:

(In millions)
                                     June 30, 2006      December 31, 2005
                                  ------------------    -----------------
 Institutional Services                $       3,180      $         3,121
 Private Bank &
  BNY Asset Management                           604                  389
 Corporate & Other                                 -                    -
                                  ------------------    -----------------
Consolidated Total                     $       3,784      $         3,510
                                  ==================    =================

     The Company's reporting units are tested annually for goodwill impairment.

Intangible Assets
-----------------

                                  June 30, 2006                             December 31, 2005
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade Names           $    378  $        -  $    378 Indefinite Life   $    370  $        - $    370
Customer Relationships     628        (125)      503        15              531         (99)     432
Other Intangible
   Assets                   25         (21)        4         6               28         (19)       9


  The aggregate amortization expense of intangibles was $15 million and $10 million for the quarters ended June 30, 2006 and 2005, respectively. The aggregate amortization expense of intangibles was $28 million and $18 million for the six months ended June 30, 2006 and 2005. Estimated amortization expense for current intangibles for the next five years is as follows:

                                     For the Year Ended        Amortization
(In millions)                              December 31,            Expense
                                     ------------------        ------------
                                             2006                       $57
                                             2007                        53
                                             2008                        52
                                             2009                        50
                                             2010                        48

6.  Allowance for Credit Losses
    ---------------------------

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

     Transactions in the allowance for credit losses are summarized as follows:

Continuing Operations
---------------------
(In millions)                         Three Months Ended June 30, 2006
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      334     $        140     $      474
  Charge-Offs                             (1)               -             (1)
  Recoveries                               8                -              8
                               --------------  ---------------  -------------
  Net Charge-Offs                          7                -              7
  Provision                               (4)               3             (1)
                               --------------  ---------------  -------------
Balance, End of Period            $      337     $        143     $      480
                               ==============  ===============  =============


(In millions)                         Three Months Ended June 30, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      486     $        124     $      610
  Charge-Offs                             (7)               -             (7)
  Recoveries                               1                -              1
                               --------------  ---------------  -------------
  Net Charge-Offs                         (6)               -             (6)
  Provision                              (17)              14             (3)
                               --------------  ---------------  -------------
Balance, End of Period            $      463     $        138     $      601
                               ==============  ===============  =============

(In millions)                         Six Months Ended June 30, 2006
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      326     $        145     $      471
  Charge-Offs                             (4)               -             (4)
  Recoveries                              14                -             14
                               --------------  ---------------  -------------
  Net Charge-Offs                         10                -             10
  Provision                                1               (2)            (1)
                               --------------  ---------------  -------------
Balance, End of Period            $      337     $        143     $      480
                               ==============  ===============  =============


(In millions)                         Six Months Ended June 30, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      491     $        136     $      627
  Charge-Offs                             (7)               -             (7)
  Recoveries                               1                -              1
                               --------------  ---------------  -------------
  Net Charge-Offs                         (6)               -             (6)
  Provision                              (22)               2            (20)
                               --------------  ---------------  -------------
Balance, End of Period            $      463     $        138     $      601
                               ==============  ===============  =============


7.  Capital Transactions
    --------------------

     The Company has 5 million authorized shares of Class A preferred stock having a par value of $2.00 per share. At June 30, 2006 and December 31, 2005, 3,000 shares were outstanding.

     In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at June 30, 2006 and December 31, 2005, respectively.

     On July 11, 2006, the Board of Directors raised the quarterly dividend by 5% to 22 cents per share payable August 4, 2006 to shareholders of record on July 26, 2006.

     The Company repurchased 10.3 million shares in the second quarter of 2006. Included in the buyback were 10.0 million shares that were repurchased on April 3, 2006 through the previously disclosed accelerated share repurchase program.

8.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:


(Dollars in millions,                  Three Months Ended    Six Months Ended
 except per share amounts)                   June 30,             June 30,
                                       ------------------    ----------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Income from Continuing Operations      $    391  $    343   $    751  $    671
Income from Discontinued Operations          57        55        119       106
                                       --------  --------   --------  --------
Net Income (1)                         $    448  $    398   $    870  $    777
                                       ========  ========   ========  ========
Basic Weighted Average
  Shares Outstanding                        756       765        760       768
Shares Issuable Upon Conversion
  of Employee Stock Options                   9         7          9         7
                                       --------  --------   --------  --------
Diluted Weighted Average
  Shares Outstanding                        765       772        769       775
                                       ========  ========   ========  ========

Basic Earnings Per Share:
  Income from Continuing Operations    $   0.52  $   0.45   $   0.99  $   0.87
  Income from Discontinued Operations      0.07      0.07       0.15      0.14
  Net Income                               0.59      0.52       1.14      1.01

Diluted Earnings Per Share:
  Income from Continuing Operations    $   0.52  $   0.45   $   0.98  $   0.86
  Income from Discontinued Operations      0.07      0.07       0.15      0.14
  Net Income                               0.59      0.52       1.13      1.00

(1) Net income, net income available to common shareholders and diluted net income are the same for all periods presented.


9.   Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:

                                          Pension Benefits                    Healthcare Benefits
                             -------------------------------------- ------------------------------------
                             Three Months Ended  Six Months Ended    Three Months Ended Six Months Ended
                                  June 30,          June 30,              June 30,         June 30,
                             --------------------------------------- ------------------ ----------------
                             Domestic   Foreign  Domestic   Foreign       Domestic         Domestic
                             --------- --------- --------- --------- ------------------ ----------------
(In millions)                2006 2005 2006 2005 2006 2005 2006 2005   2006      2005     2006     2005
---------------------        ---- ---- ---- ---- ---- ---- ---- ---- --------  -------- --------  ------
Net Periodic Cost (Income)
 Service Cost                $ 13 $ 16 $  3 $  2 $ 25 $ 32 $  5 $  4  $     -  $      -  $     -  $    -
 Interest Cost                 13   14    3    2   26   28    6    5        2         2        4       4
 Expected Return on Assets    (25) (30)  (4)  (3) (50) (60)  (7)  (6)      (1)       (2)      (2)     (4)
 Other                          9    4    1    1   18    9    2    1        3         2        6       4
                             ---- ---- ---- ---- ---- ---- ---- ----  -------  --------  -------  ------
Net Periodic Cost (Income)(1)$ 10 $  4 $  3 $  2 $ 19 $  9 $  6 $  4  $     4  $      2  $     8  $    4
                             ==== ==== ==== ==== ==== ==== ==== ====  =======  ========  =======  ======

(1) Includes discontinued operations expense.  Pension benefits expense includes discontinued
operations expense of $1.5 million for the three months ended June 30 2006 and 2005, and $3.0 million for the six months ended June 30, 2006 and 2005.

10.  Income Taxes
     ------------

       The statutory federal income tax rate is reconciled to the Company's effective income tax rate on a continuing operations basis below:

                                                         Six Months Ended
                                                              June 30,
                                                        -----------------
                                                          2006     2005
                                                          ----     ----
Federal Rate                                              35.0%    35.0%
State and Local Income Taxes,
  Net of Federal Income Tax Benefit                        1.9      3.3
Nondeductible Expenses                                     0.2      0.3
Credit for Synthetic Fuel Investments                     (1.2)    (2.0)
Credit for Low-Income Housing Investments                 (1.7)    (2.3)
Tax-Exempt Income From Municipal Securities               (0.1)    (0.2)
Other Tax-Exempt Income                                   (1.2)    (1.3)
Foreign Operations                                        (0.7)     0.2
Other - Net                                                1.1     (0.9)
                                                         ------   ------
Effective Rate                                            33.3%    32.1%
                                                         ======   ======

11.  Derivatives and Hedging Relationships
     -------------------------------------

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

     The Company enters into various derivative financial instruments for non-trading purposes primarily as part of its asset/liability management ("ALM") process. These derivatives are designated as fair value and cash flow hedges of certain assets and liabilities when the Company enters into the derivative contracts. Gains and losses associated with fair value hedges are recorded in income as well as any change in the value of the related hedged item. Gains and losses on cash flow hedges are recorded in other comprehensive income. If a derivative used in ALM does not qualify as a hedge it is marked to market and the gain or loss is included in net interest income.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets or liabilities on the balance sheet.

     The Company formally assesses both at the hedge's inception and on an ongoing basis whether the derivatives that are used in hedging transactions are highly effective and whether those derivatives are expected to remain highly effective in future periods. The Company evaluates ineffectiveness in terms of amounts that could impact a hedge's ability to qualify for hedge accounting and the risk that the hedge could result in more than a de minimus amount of ineffectiveness. At inception, the potential causes of ineffectiveness related to each of its hedges is assessed to determine if the Company can expect the hedge to be highly effective over the life of the transaction and to determine the method for evaluating effectiveness on an ongoing basis. Recognizing that changes in the value of derivatives used for hedging or the value of hedged items could result in significant ineffectiveness, the Company has processes in place designed to identify and evaluate such changes when they occur. Quarterly, the Company performs a quantitative effectiveness assessment and records any ineffectiveness.

     The Company utilizes interest rate swap agreements to manage its exposure to interest rate fluctuations. For hedges of fixed rate loans, asset-backed securities, deposits and long term debt, the hedge documentation specifies the terms of the hedged items and interest rate swaps and indicates that the derivative is hedging a fixed rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed rate interest payments to LIBOR.

     The fixed rate loans hedged generally have a maturity of 1 to 10 years and are not callable. These loans are hedged with "pay fixed rate, receive variable rate" swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At June 30, 2006, $163 million of loans were hedged with interest rate swaps which had notional values of $163 million.

     The securities hedged generally have a weighted average life of 10 years and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At June 30, 2006, $231 million of securities were hedged with interest rate swaps which had notional values of $231 million.

     The fixed rate deposits hedged generally have original maturities of 1 to 12 years (65% are one year deposits) and, except for three deposits, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the three that hedge the callable deposits. At June 30, 2006, $2,018 million of deposits were hedged with interest rate swaps which had notional values of $2,018 million.

     The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. The Company issues both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2006, $5,566 million of debt was hedged with interest rate swaps which had notional values of $5,587 million.

     In addition to the fair value hedges discussed above, the Company has three cash flow hedges utilizing interest rate swaps to hedge the variability in expected future cash flows attributable to floating rates on an interest-only strip, a deposit and a long-term debt issue. The hedge documentation specifies the terms of the hedged items and interest rate swaps and indicates that the derivative is hedging future variable interest payments and is a cash flow hedge, that the hedge exposure is the variability in interest payments, and that the strategy is to eliminate variability by converting floating rate interest payments to fixed payments. For cash flow hedges the interest rate swap is marked to market with the changes in value recorded in other comprehensive income. The amount recognized as other comprehensive income for the cash flow hedge is reclassified to net interest income as interest is realized on the hedged item.

     The Company has a $273 million interest-only strip of which $200 million is hedged with a $200 million receive fixed rate, pay variable rate interest rate swaps to remove the variability in the cash flows received from the security. Payments on the interest-only strip are related to a money market fund. During the next twelve months, net gains of $3 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

     The deposit hedged has a principal amount of $275 million and has a LIBOR based floating rate and an 18 month maturity. The deposit is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the deposit to eliminate the variability in interest payment received on the deposit. During the next twelve months, net gains of less than $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

     The long term debt hedged has a principal amount of $400 million and has a LIBOR based floating rate and a 2 year maturity. The debt is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the debt to eliminate the variability in interest payment received on the debt. During the next twelve months, net gains of less than $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

     In addition, the Company enters into foreign exchange hedges. The Company uses forward foreign exchange contracts with maturities of 12 months or less to hedge its Sterling and Euro foreign exchange exposure with respect to forecasted expense transactions in non-U.S. entities which have the US dollar as their functional currency. As of June 30, 2006, the hedged forecasted foreign currency transactions and linked forwards were $83 million with $3 million gains recorded in other comprehensive income. These gains are expected to be reclassified to expense over the next twelve months.

     Forward foreign exchange contracts are also used to hedge the value of the Company's investments in foreign subsidiaries. These forward contracts have a maturity of less than six months. The derivatives employed are designated as net investment hedges of changes in value of the Company's foreign investment due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders' equity, net of tax effects. At June 30, 2006, foreign exchange contracts, with notional amounts totaling $1,658 million, were designated as hedges of corresponding amounts of net investments.

     The Company discontinues hedge accounting prospectively when it determines that a derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation.

     Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

 (In millions)                     Quarter End	       Year-to-date
 Hedges                           June 30, 2006        June 30, 2006
 -------------------------     ------------------    -----------------
 Fair Value Hedge of Loans      $           (0.1)     $           0.1
 Fair Value Hedge
   of Securities                            (0.1)                (0.1)
 Fair Value Hedge of Deposits
   and Long-Term Debt                       (1.2)                (0.7)
 Cash Flow Hedges                           (0.2)                (0.4)
 Other                                       0.2                 (0.1)
                               ------------------    -----------------
 Total                          $           (1.4)     $          (1.2)
                               ==================    =================


     Other includes ineffectiveness recorded on foreign exchange hedges.

12.  Commitments and Contingent Liabilities
     --------------------------------------

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

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at June 30, 2006 and December 31, 2005 for continuing operations follows:


Off-Balance-Sheet Credit Risks
------------------------------

                                                     June 30,  December 31,
(In millions)                                            2006          2005
-----------------------------------              ------------   -----------
Lending Commitments                              $     34,730   $    33,407
Standby Letters of Credit                              10,603         9,873
Commercial Letters of Credit                            1,002         1,122
Securities Lending Indemnifications                   379,563       310,970

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at June 30, 2006 and December 31, 2005 was $143 million and $144 million.

     A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (the Company) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. The Company generally lends securities with indemnification against broker default. The Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At June 30, 2006 and December 31, 2005, securities lending indemnifications were secured by collateral of $389.9 billion and $317.4 billion, respectively.

     Standby letters of credit principally support corporate obligations and include $0.1 billion that were collateralized with cash and securities on June 30, 2006 and $0.6 billion on December 31, 2005. At June 30, 2006, approximately $7.1 billion of the standbys will expire within one year, and the balance between one to five years.

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



Other
-----

     The Company has provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to its provision of financial services. Insurance has been purchased to mitigate certain of these risks. The Company is a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements.

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

     On February 28, 2006, the Company settled this matter with the IRS relating to LILO transactions closed in 1996 and 1997. The settlement does not affect 2006 net income, as the impact of the settlement was fully reserved.

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

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of July 31, 2006, The Bank of New York Company, Inc. had
763,130,829 shares of common stock ($7.50 par value) outstanding.

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


               Cross-reference                                        Page(s)
-----------------------------------------------------------------------------

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets as of
                 June 30, 2006 and December 31, 2005                      71

               Consolidated Statements of Income for
                 the Three Months and Six Months Ended
                 June 30, 2006 and 2005                                   72

               Consolidated Statement of Changes in
                 Shareholders' Equity for the Six Months
                 Ended June 30, 2006                                      74

               Consolidated Statement of Cash Flows
                 for the Six Months Ended June 30, 2006 and 2005          75

               Notes to Consolidated Financial Statements            76 - 91

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        5 - 70

Item 3         Quantitative and Qualitative Disclosures
                 About Market Risk                                   53 - 55

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

     Because the conduct at issue in the Pershing market timing and floor specialist investigations is alleged to have occurred largely during the period when Pershing was owned by Credit Suisse First Boston (USA), Inc. ("CSFB"), the Company has made claims for indemnification against CSFB relating to these matters under the agreement relating to the acquisition of Pershing. CSFB is disputing these claims for indemnification.

     As previously disclosed, the SEC has been investigating the Company's role as auction agent in connection with certain auction rate securities. The Company has entered into settlement negotiations with the SEC staff concerning the auction agent investigation. There can be no assurance that a settlement will be reached.

     As disclosed in a report filed on Form 8-K, the Company entered into a written agreement with the Federal Reserve Bank of New York and the New York State Banking Department on April 21, 2006. The agreement outlines a series of steps to strengthen and enhance the Bank's compliance practices, systems, controls, and procedures.


ITEM 1A.  RISK FACTORS
----------------------

     See "Forward-Looking Statements and Risk Factors That Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no material changes to the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES
------------------------------------------------
           AND USE OF PROCEEDS
           -------------------

    Shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

(a) Shares of common stock were issued to former directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. These issuances amounted to 15,705 shares on June 15, 2006.

    Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the second quarter of 2006.

Issuer Purchases of Equity Securities
-------------------------------------
                                          Total Number         Maximum
                   Total      Average       of Shares     Number of Shares
                   Number      Price       Purchased as      That May be
Period           of Shares      Paid         Part of         Repurchased
                 Purchased   Per Share      Publicly       Under the Plans
                                        Announced Plans     or Programs
                                          or Programs
--------------  ----------  ----------   --------------- ------------------
April     1-30  10,111,833  $    35.84        10,111,833          6,462,285
May       1-31      20,880       35.50            20,880          6,441,405
June      1-30     164,891       32.25           164,891          6,276,514
                ----------               ---------------
Total           10,297,604                    10,297,604
                ==========               ===============

     Shares were repurchased through the Company's stock repurchase programs announced on July 12, 2005, which permits the repurchase of 20 million shares. Ten million shares were repurchased in April at an initial price of $35.85 from a broker-dealer counterparty who borrowed the shares, as part of an accelerated share repurchase program. The initial price is subject to a purchase price adjustment based on the price the counterparty actually pays for the shares. The remaining shares repurchased were from employee benefit plans.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     The Company held its annual meeting on April 11, 2006 at The Bank of New York at 101 Barclay St. in New York, New York. The shareholders:

     (1)  elected fourteen persons to serve as directors of the Company;

     (2) ratified the appointment of Ernst & Young LLP as the Company's independent public accountants for 2006;

     (3)  approved a shareholder proposal with respect to cumulative voting;

     (4) defeated a shareholder proposal with respect to reimbursement of expenses of opposition candidates for the Board of Directors.


     The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable. Pursuant to New York law, abstentions and broker non-votes are not counted toward the election of directors.



                                             AGAINST/                  BROKER
                                  FOR        WITHHELD    ABSTAINED    NON-VOTES

(1) Election of Directors:

    Frank J. Biondi, Jr.      651,288,484   29,018,295
    Nicholas M. Donofrio      661,517,468   18,789,311
    Gerald L. Hassell         657,148,383   23,158,396
    Richard J. Kogan          661,030,467   19,276,312
    Michael J. Kowalski       660,633,031   19,673,748
    John A. Luke, Jr.         658,679,806   21,626,973
    John C. Malone            487,773,215  192,533,564
    Paul Myners               661,144,688   19,162,091
    Catherine A. Rein         657,196,611   23,110,168
    Thomas A. Renyi           655,636,055   24,670,724
    William C. Richardson     660,802,992   19,503,787
    Brian L. Roberts          661,022,419   19,284,360
    Samuel C. Scott III       661,410,608   18,896,171
    Richard C. Vaughan        661,311,547   18,995,232

(2) Ratification of Auditors  662,073,994   12,975,110   5,257,673

(3) Approval of Shareholder
    Proposal With Respect to
    Cumulative Voting         293,349,783  280,461,065  26,258,595  101,238,256

(4) Defeat of Shareholder
    Proposal With Respect to
    Reimbursement of Expenses
    of Opposition Candidates
    for the Board              25,161,012  554,572,946  20,335,485   95,315,146

ITEM 6.  EXHIBITS
-----------------


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

10.1 Letter Agreement with Releases, dated June 30, 2006, between The Bank of New York Company, Inc. and Joseph M. Velli, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on June 30, 2006.

10.2 Employee Severance Agreement, dated July 11, 2000, between The Bank of New York Company, Inc. and Joseph M. Velli, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on June 30, 2006.

10.3  Form of Stock Option Agreement under the Registrant's 2003
      Long-Term Incentive Plan.

10.4  Form of Performance Share Agreement under the Registrant's
      2003 Long-Term Incentive Plan.

10.5  Form of Restricted Stock Agreement under the Registrant's
      2003 Long-Term Incentive Plan.

12 Ratio of Earnings to Fixed Charges for the Three Months and Six Months Ended June 30, 2006 and 2005.

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



                                          THE BANK OF NEW YORK COMPANY, INC.
                                          ----------------------------------
                                            (Registrant)





Date: August 3, 2006                 By:    /s/ Thomas J. Mastro
                                            ---------------------------------
                                     Name:  Thomas J. Mastro
                                    Title:  Comptroller

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

10.1 Letter Agreement with Releases, dated June 30, 2006, between The Bank of New York Company, Inc. and Joseph M. Velli, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on June 30, 2006.

10.2 Employee Severance Agreement, dated July 11, 2000, between The Bank of New York Company, Inc. and Joseph M. Velli, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on June 30, 2006.

10.3 Form of Stock Option Agreement under the Registrant's 2003 Long-Term Incentive Plan.

10.4 Form of Performance Share Agreement under the Registrant's 2003 Long-Term Incentive Plan.

10.5 Form of Restricted Stock Agreement under the Registrant's 2003 Long-Term Incentive Plan.

12 Ratio of Earnings to Fixed Charges for the Three Months and Six Months Ended June 30, 2006 and 2005.

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