Form 10-Q
period 2006-09-30
BANK OF NEW YORK CO INC
filed 2006-11-06
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
              For the quarterly period ended September 30, 2006



  The Quarterly Report on Form 10-Q and cross reference index is on page 95.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Introduction                                                 6
          - Overview                                                     6
          - Third Quarter 2006 Highlights                                7
          - Supplemental Financial Information                           9
          - Consolidated Income Statement Review                        12
          - Business Segment Review                                     20
          - Critical Accounting Policies                                36
          - Consolidated Balance Sheet Review                           40
          - Liquidity                                                   49
          - Capital Resources                                           52
          - Trading Activities                                          54
          - Asset/Liability Management                                  56
          - Statistical Information                                     58
          - Supplemental Data                                           62
          - Other Developments                                          71
          - Forward-Looking Statements and
              Risk Factors That Could Affect Future Results             72
          - Government Monetary Policies and Competition                72
          - Website Information                                         73

         Consolidated Financial Statements
          - Consolidated Balance Sheets
             September 30, 2006 and December 31, 2005                   74
          - Consolidated Statements of Income
             for the Three Months and Nine Months Ended
             September 30, 2006 and 2005                                75
          - Consolidated Statement of Changes In
             Shareholders' Equity for the Nine
             Months Ended September 30, 2006                            77
          - Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2006 and 2005      78
          - Notes to Consolidated Financial Statements                  79

         Form 10-Q
          - Cover                                                       95
          - Controls and Procedures                                     96
          - Legal and Regulatory Proceedings                            96
          - Risk Factors                                                97
          - Unregistered Sales of Equity Securities
             and Use of Proceeds                                        97
          - Exhibits                                                    98
          - Signature                                                   99


                                                 THE BANK OF NEW YORK COMPANY, INC.
                                                 Consolidated Financial Highlights
                                          (Dollars in millions, except per share amounts)
                                                             (Unaudited)




                                            September 30,        June 30,  September 30,
  Continuing Operations (1)                          2006            2006           2005
  -------------------------                 -------------  --------------  -------------
  Quarter
  ------
  Net Interest Income                       $        351   $         358   $        346
  Noninterest Income                               1,259           1,366          1,185
                                            ------------   -------------   ------------
                                                   1,610           1,724          1,531
  Tax Equivalent Adjustment                            7               7              7
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      1,617   $       1,731   $      1,538
                                            ============   =============   ============

  Income from Continuing Operations
    Before Income Taxes                     $        422   $         591   $        490
  Income Taxes                                       124             200            157
                                            ------------   -------------   ------------
  Income from Continuing Operations                  298             391            333
  Income from Discontinued Operations,
    Net of Taxes                                      54              57             56
                                            ------------   -------------   ------------
  Net Income                                $        352   $         448   $        389
                                            ============   =============   ============
  Basic EPS:
   Income from Continuing Operations        $       0.40   $        0.52   $       0.44
   Income from Discontinued Operations, Net         0.07            0.07           0.07
   Net Income                                       0.47            0.59           0.51
  Diluted EPS:
   Income from Continuing Operations                0.39            0.52           0.44
   Income from Discontinued Operations, Net         0.07            0.07           0.07
   Net Income                                       0.46            0.59           0.51

  Cash Dividends Per Share                          0.22            0.21           0.21

  Return on Average Common
   Shareholders' Equity                            11.61%          15.85%         13.82%
  Return on Average Assets                          1.19            1.54           1.43

  Efficiency Ratio                                  74.7            66.4           67.7

  Efficiency Ratio Excluding Merger
   and Integration Costs                            69.1            66.4           67.7


(1) Continuing operations exclude the Company's retail and regional middle market banking businesses sold to
    JPMorgan Chase & Co. on October 1, 2006, which are accounted for as discontinued operations.


                                                    THE BANK OF NEW YORK COMPANY, INC.
                                                     Consolidated Financial Highlights
                                            (Dollars in millions, except per share amounts)
                                                               (Unaudited)



                                            September 30,        June 30,   September 30,
  Continuing Operations (1)                          2006           2006             2005
  -------------------------                 -------------  --------------  --------------
  Year-to-date
  ------------
  Net Interest Income                       $      1,048   $         697   $        996
  Noninterest Income                               3,886           2,627          3,495
                                            ------------   -------------   ------------
                                                   4,934           3,324          4,491
  Tax Equivalent Adjustment                           21              14             22
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      4,955   $       3,338   $      4,513
                                            ============   =============   ============
  Income from Continuing Operations
    Before Income Taxes                     $      1,548   $       1,126   $      1,478
  Income Taxes                                       499             375            474
                                            ------------   -------------   ------------
  Income from Continuing Operations                1,049             751          1,004
  Income from Discontinued Operations,
    Net of Taxes                                     173             119            162
                                            ------------   -------------   ------------
  Net Income                                $      1,222   $         870   $      1,166
                                            ============   =============   ============
  Basic EPS:
   Income from Continuing Operations        $       1.38   $        0.99   $       1.31
   Income from Discontinued Operations, Net         0.23            0.15           0.21
   Net Income                                       1.61            1.14           1.52
  Diluted EPS:
   Income from Continuing Operations                1.36            0.98           1.30
   Income from Discontinued Operations, Net         0.23            0.15           0.21
   Net Income                                       1.59            1.13           1.51

  Cash Dividends Per Share                          0.64            0.42           0.61



  Return on Average Common
   Shareholders' Equity                            14.03%          15.30%         14.28%
  Return on Average Assets                          1.41            1.52           1.46

  Efficiency Ratio                                  69.3            66.7           67.7
  Efficiency Ratio Excluding Merger
    and Integration Costs                           67.5            66.7           67.7

  Assets                                    $     97,808   $      99,935   $     93,081
  Loans                                           33,958          35,650         34,358
  Securities                                      22,015          27,355         26,127
  Deposits - Domestic                             20,837          25,602         19,775
           - Foreign                              34,116          31,139         26,270
  Long-Term Debt                                   8,434           8,207          7,529
  Common Shareholders' Equity                     10,467          10,056          9,608

  Employees                                       20,456          20,001         19,664

  Allowance for Loan Losses as
   a Percent of Total Loans                         1.00%           0.95%          1.37%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                    1.16            1.10           1.68
  Total Allowance for Credit Losses as
   a Percent of Total Loans                         1.40            1.35           1.77
  Total Allowance for Credit Losses as
   a Percent of Non-Margin Loans                    1.63            1.57           2.16


(1)  Continuing operations exclude the Company's retail and regional middle market banking businesses sold to
     JPMorgan Chase & Co. on October 1, 2006, which are accounted for as discontinued operations.



                                                 THE BANK OF NEW YORK COMPANY, INC.
                                 Consolidated Financial Highlights - Supplemental Information
                                           (Dollars in millions, except per share amounts)
                                                               (Unaudited)

                                           September 30,     June 30,     September 30,
  Adjusted Results (1)                             2006          2006             2005
  --------------------                     -------------   -------------  -------------

  Quarter
  -------
  Net Interest Income                       $        506   $         512   $        492
  Noninterest Income                               1,325           1,426          1,248
                                            ------------   -------------   ------------
                                                   1,831           1,938          1,740
  Tax Equivalent Adjustment                            8               9              8
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      1,839   $       1,947   $      1,748
                                            ============   =============   ============


  Net Income Including
    Merger and Integration Costs            $        352   $         448   $        389
  Merger and Integration Costs                        74               -              -
  Net Income Excluding
    Merger and Integration Costs                     426             448            389

  Diluted EPS Including
    Merger and Integration Costs                    0.46            0.59           0.51
  Merger and Integration Costs                      0.10               -              -
  Diluted EPS Excluding
    Merger and Integration Costs                    0.56            0.59           0.51

  Cash Dividends Per Share                          0.22            0.21           0.21

  Efficiency Ratio Excluding
    Merger and Integration Costs                    66.5%           64.9%          65.5%

  Year-to-date
  ------------
  Net Interest Income                       $      1,506   $       1,000   $      1,417
  Noninterest Income                               4,083           2,758          3,682
                                            ------------   -------------   ------------
                                                   5,589           3,758          5,099
  Tax Equivalent Adjustment                           23              15             21
                                            ------------   -------------   ------------
  Revenue (tax equivalent basis)            $      5,612   $       3,773   $      5,120
                                            ============   =============   ============

  Net Income Including
    Merger and Integration Costs            $      1,222   $         870   $      1,166
  Merger and Integration Costs                        74               -              -
  Net Income Excluding
    Merger and Integration Costs                   1,296             870          1,166

  Diluted EPS Including
    Merger and Integration Costs                    1.59            1.13           1.51
  Merger and Integration Costs                      0.10               -              -
  Diluted EPS Excluding
    Merger and Integration Costs                    1.69            1.13           1.51

  Cash Dividends Per Share                          0.64            0.42           0.61

  Efficiency Ratio Excluding
    Merger and Integration Costs                    65.5%           65.0%          65.8%


                                                 THE BANK OF NEW YORK COMPANY, INC.
                                   Consolidated Financial Highlights - Supplemental Information
                                          (Dollars in millions, except per share amounts)
                                                              (Unaudited)


                                           September 30,        June 30,   September 30,
  Adjusted Results (1)                              2006            2006            2005
  --------------------                     -------------   -------------   -------------
  Assets                                    $    106,636   $     108,881   $    101,766
  Loans                                           41,726          43,622         42,143
  Securities                                      22,135          27,459         26,230
  Deposits - Domestic                             33,818          39,280         34,807
           - Foreign                              34,116          31,139         26,270
  Long-Term Debt                                   8,434           8,207          7,529
  Common Shareholders' Equity                     10,467          10,056          9,608

  Allowance for Loan Losses as
   a Percent of Total Loans                         0.98%           0.96%          1.33%
  Allowance for Loan Losses as
   a Percent of Non-Margin Loans                    1.11            1.08           1.57
  Total Allowance for Credit Losses as
   a Percent of Total Loans                         1.33            1.30           1.68
  Total Allowance for Credit Losses as
   a Percent of Non-Margin Loans                    1.49            1.47           1.97

  Employees                                       23,808          23,575         23,081

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results. See "Supplemental Data."

                                                THE BANK OF NEW YORK COMPANY, INC.
                                                 Consolidated Financial Highlights
                                          (Dollars in millions, except per share amounts)
                                                          (Unaudited)

                                            September 30,       June 30,   September 30,
                                                     2006           2006            2005
                                            -------------  -------------  --------------
  Assets Under Custody
  --------------------
    (In trillions) - Estimated
  Assets Under Custody                      $       12.2   $        12.0   $       10.3

  Equity Securities                                   31%             32%            31%
  Fixed Income Securities                             69              68             69

  Cross-Border Assets Under Custody         $        4.2   $         4.1   $        3.1

  Assets Under Management
  -----------------------
     (In billions) - Estimated
    Asset Management Sector                 $        120   $         116   $        106
         Equity Securities                        36              36             37
         Fixed Income Securities                  20              21             22
         Alternative Investments                  30              28             15
         Liquid Assets                            34              31             32
    Foreign Exchange Overlay                          11              11             10
    Securities Lending Short-term
      Investment Funds                                48              43             41
                                            ------------   -------------   ------------
  Total Assets Under Management             $        179   $         170   $        157
                                            ============   =============   ============
  Capital Ratios
  --------------
  Tier 1 Capital Ratio                              8.17%           7.96%          7.93%
  Total Capital Ratio                              12.32           12.06          12.20
  Leverage Ratio                                    6.56            6.22           6.59
  Tangible Common Equity Ratio                      5.58            5.07           5.32

  Performance Ratios
  ------------------

  Quarter
  -------
  Return on Average Common
   Shareholders' Equity                            13.70%          18.17%         16.15%
  Return on Average Common
   Shareholders' Equity Excluding
   Merger & Integration Costs                      16.56           18.17          16.15
  Return on Average Assets                          1.29            1.63           1.53
  Return on Average Assets Excluding
   Merger & Integration Costs                       1.55            1.63           1.53

  Year-to-date
  ------------
  Return on Average Common
   Shareholders' Equity                            16.35%          17.74%         16.59%
  Return on Average Common
   Shareholders' Equity Excluding
   Merger & Integration Costs                      17.33           17.74          16.59
  Return on Average Assets                          1.51            1.62           1.56
  Return on Average Assets Excluding
   Merger & Integration Costs                       1.60            1.62           1.56

  Other Data
  ----------
  Common Shareholders'
    Equity Per Share                        $      13.70   $       13.18   $      12.48
  Market Value Per Share
    of Common Stock                                35.26           32.20          29.41

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

     The Company's strategy over the past decade has been to focus on highly scalable, fee-based securities servicing and asset management businesses, and it has achieved top three market share in most of its major product lines. The Company distinguishes itself competitively by offering to various parties one of the industry's broadest arrays of products and services around the investment lifecycle. These include:

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

     The Company's long-term objectives include:

*  achieving positive operating leverage on an annual basis; and
* sustaining top-line growth by expanding client relationships and winning new ones.

     To achieve its long-term objectives, the Company has grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in its scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. The Company consistently invests in technology to improve the breadth and quality of its product offerings, and to increase economies of scale. The Company has acquired over 90 businesses over the past ten years, almost exclusively in its securities servicing and asset management areas. The acquisition of the corporate trust business of JPMorgan Chase & Co. ("JPMorgan Chase") and the formation of BNY ConvergEx Group, both completed in early October, should also contribute to the Company's ability to achieve its long-term objectives.

     As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited several of its slower growth traditional banking businesses over the past decade. The Company's more significant actions include selling its credit card business in 1997 and its factoring business in 1999, significantly reducing non-financial corporate credit exposures by 41% from December 31, 2001 to December 31, 2005, and, most recently, the sale of the retail and regional middle market banking businesses in October 2006. To the extent these actions generated capital, the capital has been reallocated to the Company's higher-growth businesses or used to repurchase shares.

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

THIRD QUARTER 2006 HIGHLIGHTS

     The Company reported third quarter net income of $352 million and diluted earnings per share of 46 cents, including after-tax charges of $74 million, or 10 cents per share, for merger and integration costs. On an operating basis, excluding the merger and integration costs, third quarter net income was $426 million and diluted earnings per share was 56 cents, an increase of 10% from net income of $389 million and diluted earnings per share of 51 cents in the third quarter of 2005.

     For the nine months ended September 30, 2006, net income was $1,222 million and diluted earnings per share was $1.59, including after-tax charges of $74 million, or 10 cents per share, for merger and integration costs. On an operating basis, excluding merger and integration costs, year-to-date net income was $1,296 million compared with $1,166 million last year and diluted earnings per share was $1.69, an increase of 12% over $1.51 in the prior year period.

     On October 1, 2006, the Company acquired JPMorgan Chase's corporate trust business (the "Acquired Corporate Trust Business") and sold to JPMorgan Chase the Company's retail and regional middle market banking businesses. In the second quarter of 2006, the Company adopted discontinued operations accounting
for its retail and regional middle market banking businesses.   Therefore, the
results from continuing operations through September 30, 2006 exclude the results of the Company's retail and regional middle market banking businesses but do not include the operations of the Acquired Corporate Trust Business, since the transaction did not close until October 1, 2006. Adjusted financial statements combining continuing and discontinued operations are presented in "Supplemental Financial Information."

Performance highlights for the quarter include:

* Strong revenue growth in issuer services and broker-dealer services, both up 14% over last year's third quarter.
* Private banking and asset management revenues up 23% from the year-ago quarter, led by the Alcentra and Urdang acquisitions.
*  Disciplined expense control.
* Continued excellent asset quality, with zero charge-offs on a continuing operations basis.
*  Closed the swap with JPMorgan Chase and the BNY ConvergEx transaction on schedule in early October.
* Completion of balance sheet repositioning actions tied to the JPMorgan Chase swap, taking advantage of favorable market conditions.

     The following tables show the impact of the merger and integration costs associated with the JPMorgan Chase transaction on diluted earnings per share for the three months and nine months ended September 30, 2006:


                                                   Diluted Earnings Per Share
                            -----------------------------------------------------------------------------
                            Three Months Ended September 30, 2006   Nine Months Ended September 30, 2006
                            -------------------------------------  --------------------------------------
                            Continuing  Discontinued               Continuing  Discontinued
(In dollars)                Operations  Operations     Adjusted(1) Operations  Operations    Adjusted(1)
                            ----------  ------------   ----------- ----------  ------------   -----------
Including Merger &
  Integration Costs         $  0.39     $  0.07        $  0.46     $  1.36     $  0.23        $  1.59

Merger & Integration Costs     0.08        0.02           0.10        0.08        0.02           0.10
                            -------     -------        -------     -------     -------        -------
Excluding Merger &
  Integration Costs         $  0.47     $  0.09        $  0.56     $  1.44     $  0.25        $  1.69
                            =======     =======        =======     =======     =======        =======

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.


     Merger and integration costs include an investment portfolio restructuring loss, employee-related costs, and other transaction-related expenses.

     Third quarter 2006 income from continuing operations excluding merger and integration costs was 47 cents of diluted earnings per share, up 7% from the 44
cents of diluted earnings per share in the third quarter of 2005.   Net income
on a continuing operations basis, excluding merger and integration costs, was $360 million in the third quarter of 2006, compared with $333 million last year. Net income from continuing operations was $391 million or 52 cents of diluted earnings per share in the second quarter of 2006. On a year-to-date basis, excluding merger and integration costs, income from continuing operations was $1,111 million, or $1.44 of diluted earnings per share, compared to $1,004 million, or $1.30 of diluted earnings per share in 2005, up 11%.

SUPPLEMENTAL FINANCIAL INFORMATION

     On October 1, 2006, the Company purchased the Acquired Corporate Trust Business and sold the Company's retail and regional middle market banking businesses. The transaction further increases the Company's focus on the securities services and asset management businesses that are at the core of its long-term business strategy.

     For the quarters and nine months ended September 30, 2006 and 2005, the Company has prepared supplemental financial information as follows:

* Full income statements and balance sheets for continuing operations, which exclude the results of substantially all of the Retail & Regional Middle Market Banking Business
* Full income statements and balance sheets for the Retail & Regional Middle Market Banking Business, which is reflected as discontinued operations
* Adjusted results, which combine continuing and discontinued operations to provide continuity with historical results
* Continuing operations and adjusted results including and excluding merger and integration costs

     The Company believes that providing supplemental adjusted non-GAAP financial information is useful to investors in understanding the underlying operating performance of the Company and its businesses and performance trends, particularly in view of the materiality and strategic significance of the JPMorgan Chase transaction. Specifically, the Company believes that the results of continuing operations are of limited value in projecting future results because they do not include the net income associated with the Acquired Corporate Trust Business, which closed on October 1, 2006. By combining the results of continuing and discontinued operations and comparing the results with prior periods, the Company believes investors can obtain greater insight into the current performance of the Company in relation to historical results. By excluding merger and integration costs, the Company believes investors can gain greater insight into the operating performance of the Company. Although the Company believes that the non-GAAP financial measures presented in this report enhance investors' understanding of the Company's business and performance, these non-GAAP measures should not be considered an alternative to GAAP. A reconciliation of the Company's non-GAAP and GAAP financial results for the quarters and nine-month periods ended September 30, 2006 and 2005 are included in "Supplemental Data."

     Income statements for both continuing operations and adjusted results are provided on the following two pages. In addition, see "Consolidated Financial Highlights - Supplemental Information" and "Supplemental Data."



                                               THE BANK OF NEW YORK COMPANY, INC.
                                            Income Statement - Supplemental Information
                                             (In millions, except per share amounts)
                                                           (Unaudited)


                                                        Continuing Operations

                                 --------------------------------------------------------------------
                                              Quarter Ended                    Nine Months Ended
                                  September 30,  June 30,   September 30,        September 30,
                                      2006         2006         2005            2006         2005
                                  -------------  ---------  -------------     -------       ------

Net Interest Income                     $ 351        $ 358      $  346         $1,048       $  996
-------------------
Provision for Credit Losses                (4)          (1)         10             (5)         (10)
                                        -----        -----      ------         ------       ------
Net Interest Income After
  Provision for
   Credit Losses                          355          359         336          1,053        1,006
                                        -----        -----      ------         ------       ------
Noninterest Income
------------------
Servicing Fees
 Securities                               839          909         806          2,579        2,330
 Global Payment Services                   66           63          67            191          200
                                        -----        -----      ------         ------       ------
                                          905          972         873          2,770        2,530
Private Banking and
  Asset Management Fees                   134          138         109            402          334
Service Charges and Fees                   52           53          54            157          172
Foreign Exchange and Other
  Trading Activities                       84          130          90            327          283
Securities Gains                           21           23          15             61           50
Other                                      63           50          44            169          126
                                        -----        -----      ------         ------       ------
    Total Noninterest Income            1,259        1,366       1,185          3,886        3,495
                                        -----        -----      ------         ------       ------
Noninterest Expense
-------------------
Salaries and Employee Benefits            644          656         585          1,904        1,721
Net Occupancy                              70           68          60            206          184
Furniture and Equipment                    46           48          50            145          149
Clearing                                   47           53          49            150          137
Sub-custodian Expenses                     31           36          25            101           72
Software                                   53           53          54            161          160
Communications                             26           22          23             74           66
Amortization of Intangibles                14           15          10             42           28
Merger and Integration Costs               89            -           -             89            -
Other                                     172          183         175            519          506
                                        -----        -----      ------         ------       ------
    Total Noninterest Expense           1,192        1,134       1,031          3,391        3,023
                                        -----        -----      ------         ------       ------
Income Before Income Taxes, Including
  Merger and Integration Costs            422          591         490          1,548        1,478
Income Taxes                              124          200         157            499          474
                                        -----        -----      ------         ------       ------
Net Income Including Merger and
  Integration Costs                       298          391         333          1,049        1,004
Merger and Integration Costs, Net
  of Taxes                                 62            -           -             62            -
                                        -----        -----      ------         ------       ------
Net Income Excluding Merger and
  Integration Costs                     $ 360        $ 391      $  333         $1,111       $1,004
                                        =====        =====      ======         ======       ======

Diluted Earnings Per Share              $0.39        $0.52       $0.44          $1.36        $1.30
Diluted Earnings Per Share Excluding
  Merger and Integration Costs           0.47         0.52        0.44           1.44         1.30


     Diluted earnings per share from continuing operations excluding merger and integration costs for the third quarter of 2006 were 47 cents, up from 44 cents a year ago. On the same basis for the year-to-date period, diluted earnings per share grew 11% from a year ago to $1.44.


                                                     THE BANK OF NEW YORK COMPANY, INC.
                                                 Income Statement - Supplemental Information
                                                   (In millions, except per share amounts)
                                                                (Unaudited)


                                                        Adjusted Income Statement (1)
                                 --------------------------------------------------------------------
                                              Quarter Ended                    Nine Months Ended
                                   September 30,   June 30,  September 30,        September 30,
                                            2006       2006           2005       2006         2005
                                   -------------  ---------  -------------     -------       ------

Net Interest Income                     $ 506        $ 512       $ 492         $1,506       $1,417
-------------------
Provision for Credit Losses                (5)           -          10              -            5
                                        -----        -----      ------         ------       ------
Net Interest Income After
  Provision for
   Credit Losses                          511          512         482          1,506        1,412
                                        -----        -----      ------         ------       ------
Noninterest Income
------------------
Servicing Fees
 Securities                               839          909         806          2,579        2,330
 Global Payment Services                   74           70          75            214          226
                                        -----        -----      ------         ------       ------
                                          913          979         881          2,793        2,556
Private Banking and
  Asset Management Fees                   145          150         120            436          366
Service Charges and Fees                   90           91          93            270          288
Foreign Exchange and Other
  Trading Activities                       86          132          93            333          292
Securities Gains                           21           23          15             61           50
Other                                      70           51          46            190          130
                                        -----        -----      ------         ------       ------
    Total Noninterest Income            1,325        1,426       1,248          4,083        3,682
                                        -----        -----      ------         ------       ------
Noninterest Expense
-------------------
Salaries and Employee Benefits            706          723         644          2,097        1,902
Net Occupancy                              88           86          79            262          239
Furniture and Equipment                    48           50          52            151          155
Clearing                                   47           53          49            150          137
Sub-custodian Expenses                     31           36          25            101           72
Software                                   54           53          54            163          162
Communications                             27           23          24             77           69
Amortization of Intangibles                14           15          10             42           28
Merger and Integration Costs              110            -           -            110            -
Other                                     193          209         198            591          571
                                        -----        -----      ------         ------       ------
    Total Noninterest Expense           1,318        1,248       1,135          3,744        3,335
                                        -----        -----      ------         ------       ------
Income Before Income Taxes, Including
  Merger and Integration Costs            518          690         595          1,845        1,759
Income Taxes                              166          242         206            623          593
                                        -----        -----      ------         ------       ------
Net Income Including Merger and
  Integration Costs                       352          448         389          1,222        1,166
Merger and Integration Costs, Net
  of Taxes                                 74            -           -             74            -
                                        -----        -----      ------         ------       ------
Net Income Excluding Merger and
  Integration Costs                     $ 426        $ 448       $ 389         $1,296       $1,166
                                        =====        =====       =====         ======       ======

Diluted Earnings Per Share              $0.46        $0.59       $0.51          $1.59        $1.51
Diluted Earnings Per Share, Excluding
  Merger and Integration Costs           0.56         0.59        0.51           1.69         1.51

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.


     Diluted earnings per share from adjusted results excluding merger and integration costs for the third quarter of 2006 were 56 cents, up from 51 cents a year ago. On the same basis for the year-to-date period, diluted earnings per share grew 12% from a year ago to $1.69.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

Continuing Operations
---------------------

                                             Percent Inc/(Dec)
                                             -----------------   Year-to-date  Percent
                                             3Q06 vs.  3Q06 vs. --------------   Inc/
(In millions)            3Q06   2Q06   3Q05    2Q06      3Q05    2006    2005   (Dec)
                        ------ ------ ------ --------  -------  ------  ------ -------
Servicing Fees
  Securities            $  839 $  909 $  806      (8)%      4%  $2,579  $2,330     11%
  Global Payment
   Services                 66     63     67       5       (1)     191     200     (5)
                        ------ ------ ------                    ------  ------
                           905    972    873      (7)       4    2,770   2,530      9
Private Banking
 and Asset
 Management Fees           134    138    109      (3)      23      402     334     20
Service Charges and Fees    52     53     54      (2)      (4)     157     172     (9)
Foreign Exchange and
 Other Trading Activities   84    130     90     (35)      (7)     327     283     16
Securities Gains            21     23     15      (9)      40       61      50     22
Other                       63     50     44      26       43      169     126     34
                        ------ ------ ------                    ------  ------
Total Noninterest
  Income                $1,259 $1,366 $1,185      (8)       6   $3,886  $3,495     11
                        ====== ====== ======                    ======  ======


Adjusted(1)
----------

                                             Percent Inc/(Dec)
                                             -----------------   Year-to-date  Percent
                                             3Q06 vs.  3Q06 vs. --------------   Inc/
(In millions)            3Q06   2Q06   3Q05    2Q06      3Q05    2006    2005   (Dec)
                        ------ ------ ------ --------  -------  ------  ------ -------
Servicing Fees
  Securities            $  839 $  909 $  806     (8)%       4%  $2,579  $2,330     11%
  Global Payment
   Services                 74     70     75      6        (1)     214     226     (5)
                        ------ ------ ------                    ------  ------
                           913    979    881     (7)        4    2,793   2,556      9
Private Banking
 and Asset
 Management Fees           145    150    120     (3)       21      436     366     19
Service Charges
 and Fees                   90     91     93     (1)       (3)     270     288     (6)
Foreign Exchange and
 Other Trading Activities   86    132     93    (35)       (8)     333     292     14
Securities Gains            21     23     15     (9)       40       61      50     22
Other                       70     51     46     37        52      190     130     46
                        ------ ------ ------                    ------  ------
Total Noninterest
  Income                $1,325 $1,426 $1,248     (7)        6   $4,083  $3,682     11
                        ====== ====== ======                    ======  ======

(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.


     Unless otherwise indicated, the discussion below refers to noninterest income on both a continuing operations basis and on an adjusted basis.

     The results of many of the Company's businesses are influenced by customer activities that vary by quarter. For instances, consistent with an overall decline in securities industry activity in the summer, the Company typically experiences a seasonal decline in the third quarter. The Company also experiences seasonal increases in securities lending and depositary receipts reflecting the European dividend distribution season during the second quarter of the year, and to a lesser extent, in the fourth quarter of the year.

     The increase in noninterest income versus the year-ago quarter reflects growth in securities servicing and private banking and asset management fees, as well as a higher level of securities gains and other income, partially offset by declines in service charges and fees and foreign exchange and other trading activities. Most of these same trends explain the year-to-date increase in noninterest income, with the exception of foreign exchange and other trading activities, which were up significantly for the first nine months of the year. The sequential decline in noninterest income reflects a pronounced seasonal slowdown across several businesses.

The following table provides the breakdown of securities servicing fees.

                                             Percent Inc/(Dec)
                                             -----------------  Year-to-date  Percent
                                             3Q06 vs. 3Q06 vs. --------------   Inc/
(In millions)            3Q06   2Q06   3Q05    2Q06    3Q05     2006    2005   (Dec)
                        ------ ------ ------ -------- -------- ------  ------ -------
Execution and
 Clearing Services      $  298 $  334 $  314     (11)%    (5)% $  971  $  901      8%

Issuer Services            194    207    170      (6)     14      555     468     19

Investor Services          282    302    265      (7)      6      861     792      9

Broker-Dealer Services      65     66     57      (2)     14      192     169     14
                        ------ ------ ------                   ------  ------
Securities
  Servicing Fees        $  839 $  909 $  806      (8)      4   $2,579  $2,330     11
                        ====== ====== ======                   ======  ======

     Securities servicing fee growth over the third quarter and year-to-date periods of 2005 reflects double-digit growth in issuer and broker-dealer services. Securities servicing fees were down sequentially reflecting the pronounced seasonality that occurred during the third quarter. See "Institutional Services Segment" in "Business Segment Review" for additional details.

     Global payment services fees increased sequentially, reflecting increased funds transfer volume. Global payment service fees were down from the year-ago quarter and on a year-to-date period. While the payments business continues to grow, reflecting increases in funds transfer volume and net new business, the level of fees has been impacted by customers paying with higher compensatory balances in lieu of fees. On an invoiced services basis, total revenue was up 7% over the third quarter of 2005 and 4% on a sequential-quarter basis.

     Private banking and asset management fees increased significantly from the third quarter and year-to-date periods of 2005 primarily due to acquisitions and higher fees in private banking. The sequential-quarter decline in fees is attributable to a decline in activity-based fees in the private bank and lower performance fees for certain asset management activities. Total assets under management for private banking and asset management were $120 billion, up from $106 billion at September 30, 2005 and $116 billion at June 30, 2006. The year-over-year growth primarily reflects the acquisition of Alcentra and Urdang. The sequential-quarter increase reflects growth in money market and alternative investments.

   Service charges and fees were down sequentially and from prior year periods principally due to lower capital market fees.

     Foreign exchange and other trading revenues were down sequentially and from the third quarter of 2005, but up significantly from last year on a year-to-date basis. Foreign exchange results were particularly weak in the third quarter of 2006, compared with the year-over-year and sequential quarter, as the typical seasonal slowdown was exacerbated by an eight-year historical low in volatility. On a year-to-date basis, foreign exchange was up reflecting higher customer volumes driven by cross-border investment flows, good new business activity, and increased volatility in the first six months of 2006. Other trading was down from the 2005 periods and sequentially primarily due to weaker results in interest rate derivatives and fixed income trading.

      Securities gains in the third quarter were up significantly from the year-ago quarter and down on a sequential-quarter basis. The gains in the quarter were primarily attributable to continued strong returns on investments in the sponsor fund portfolio. Securities gains were up in the first nine months of 2006 versus a year ago reflecting favorable market conditions and liquidity in the private equity markets.

     Other noninterest income is comprised of asset-related gains, equity investments, and other transactions. Asset-related gains include gains on lease residuals, as well as loan and real estate dispositions. Equity investment income primarily reflects the Company's proportionate share of the income from its investment in Wing Hang Bank Limited, AIB/BNY Securities Services (Ireland) Limited, and RBSI Securities Services (Holdings) Limited. Other income primarily includes income or loss from insurance contracts, low income housing and other investments as well as various miscellaneous revenues. The breakdown among these three categories is shown below:

Other Noninterest Income


                                                                  Year-to-date
                                                                  ------------
(In millions)                          3Q06     2Q06      3Q05    2006    2005
-------------------------------      -------  -------  -------    ----    ----
Asset-Related Gains                  $    40  $    18  $    21   $  92   $  70
Equity Investment Income                  13       14       13      38      35
Other	                                  10       18       10      39      21
Other Noninterest Income from        -------  -------  -------   -----   -----
  Continuing Operations                   63       50       44     169     126
Other Noninterest Income from
  Discontinued Operations                  7        1        2      21       4
                                     -------  -------  -------   -----   -----
Adjusted Other Noninterest Income    $    70  $    51  $    46   $ 190   $ 130
                                     =======  =======  =======   =====   =====


     Other noninterest income increased versus the third quarter of 2005 and the second quarter of 2006. The current quarter results include a higher level of asset-related gains compared to the third quarter of 2005 and the second quarter of 2006. The year-to-date period of 2006 includes a pre-tax gain of $35 million related to the conversion of the Company's New York Stock Exchange seats into cash and shares of NYSE Group, Inc. common stock. The year-to-date period of 2005 includes a $17 million gain on the sale of the Company's interest in Financial Models Company, Inc.

Net Interest Income
-------------------


Continuing Operations
---------------------

                                         Percent Inc/(Dec)  Year-to-date
                                         -----------------  ------------  Percent
(Dollars in millions)                    3Q06 vs. 3Q06 vs.  2006   2005     Inc/
                        3Q06  2Q06  3Q05   2Q06     3Q05                   (Dec)
                        ----  ----  ---- -------- -------- ------ ------  --------
Net Interest Income    $ 351  $358  $346   (2)%       1%   $1,048 $  996     5%
Tax Equivalent
  Adjustment(1)            7     7     7                       21     22
                        ----  ----  ----                   ------ ------
Net Interest Income
  on a Tax Equivalent
  Basis                $ 358  $365  $353   (2)        1    $1,069 $1,018     5
                        ====  ====  ====                   ====== ======

Interest Rate
 Spread                 1.14% 1.29% 1.52%                    1.26%  1.56%

Net Interest Margin     1.89  1.95  2.09                     1.93   2.04


Adjusted(2)
-----------

                                         Percent Inc/(Dec)  Year-to-date
                                         -----------------  ------------  Percent
(Dollars in millions)                    3Q06 vs. 3Q06 vs.  2006   2005     Inc/
                        3Q06  2Q06  3Q05   2Q06     3Q05                   (Dec)
                        ----  ----  ---- -------- -------- ------ ------  --------
Net Interest Income     $506  $512  $492   (1)%       3%   $1,506 $1,417     6%
Tax Equivalent
  Adjustment(1)            8     9     8                       23     21
                        ----  ----  ----                   ------ ------
Net Interest Income
  on a Tax Equivalent
  Basis                 $514  $521  $500   (1)        3    $1,529 $1,438     6
                        ====  ====  ====                   ====== ======

Interest Rate
 Spread                 1.54% 1.65% 1.84%                    1.64%  1.87%

Net Interest Margin     2.33  2.36  2.42                     2.34   2.37


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

(2) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.


     Net interest income on a continuing operations basis and on an adjusted basis increased from the year-ago quarter and year-to-date periods reflecting higher interest-earning assets and the higher value of interest-free balances in a rising rate environment. Average interest-earning assets increased to $76.1 billion in the third quarter of 2006 from $67.9 billion in last year's third quarter. Net interest income decreased on a sequential-quarter basis reflecting a seasonal decline in interest-free balances.

     On a continuing operations basis, the interest rate spread was 1.14% in the third quarter of 2006, compared with 1.52% in the third quarter of 2005 and 1.29% in the second quarter of 2006. The net interest margin was 1.89% in the third quarter of 2006, compared with 2.09% in the third quarter of 2005 and 1.95% in the second quarter of 2006. The decrease in the net interest margin primarily reflects the decline in interest-free deposits related to securities servicing businesses.

     On a continuing operations basis, the year-to-date interest rate spread was 1.26% in 2006 compared with 1.56% in 2005, while the net interest margin was 1.93% in 2006 and 2.04% in 2005.

Noninterest Expense and Income Taxes
------------------------------------

Continuing Operations
---------------------

                                                    Percent Inc/(Dec)
                                                    -----------------  Year-to-date  Percent
                                                    3Q06 vs. 3Q06 vs. --------------   Inc/
(In million)                    3Q06   2Q06   3Q05   2Q06     3Q05     2006    2005   (Dec)
                               ------ ------ ------ -------- -------- ------  ------ -------
Salaries and
  Employee Benefits            $  644 $  656 $  585     (2)%     10%  $1,904  $1,721    11%
Net Occupancy                      70     68     60      3       17      206     184    12
Furniture and Equipment            46     48     50     (4)      (8)     145     149    (3)
Clearing                           47     53     49    (11)      (4)     150     137     9
Sub-custodian Expenses             31     36     25    (14)      24      101      72    40
Software                           53     53     54      -       (2)     161     160     1
Communications                     26     22     23     18       13       74      66    12
Amortization
 of Intangibles                    14     15     10     (7)      40       42      28    50
Merger and Integration Costs       89      -      -                       89       -
Other                             172    183    175     (6)      (2)     519     506     3
                               ------ ------ ------                   ------  ------
Total Noninterest
   Expense Including
   Merger and Integration
   Costs                        1,192  1,134  1,031      5       16    3,391   3,023    12
Merger and Integration Costs      (89)     -      -                      (89)      -
                               ------ ------ ------                   ------  ------
Total Noninterest
   Expense Excluding
   Merger and Integration
   Costs                       $1,103 $1,134 $1,031     (3)       7   $3,302  $3,023     9
                               ====== ====== ======                   ======  ======

Adjusted (1)
------------

                                                   Percent Inc/(Dec)  Year-to-date
                                                   -----------------  ------------   Percent
                                                    3Q06 vs.  3Q06 vs.                 Inc/
(In million)                    3Q06   2Q06   3Q05    2Q06      3Q05   2006    2005   (Dec)
                               ------ ------ ------ -------- -------- ------  ------ -------
Salaries and
  Employee Benefits            $  706 $  723 $  644     (2)%     10%  $2,097  $1,902    10%
Net Occupancy                      88     86     79      2       11      262     239    10
Furniture and Equipment            48     50     52     (4)      (8)     151     155    (3)
Clearing                           47     53     49    (11)      (4)     150     137     9
Sub-custodian Expenses             31     36     25    (14)      24      101      72    40
Software                           54     53     54      2        -      163     162     1
Communications                     27     23     24     17       13       77      69    12
Amortization
 of Intangibles                    14     15     10     (7)      40       42      28    50
Merger and Integration Costs      110      -      -                      110       -
Other                             193    209    198     (8)      (3)     591     571     4
                               ------ ------ ------                   ------  ------
Total Noninterest
   Expense Including
   Merger and Integration
   Costs                        1,318  1,248  1,135      6       16    3,744   3,335    12
Merger and Integration Costs     (110)     -      -                     (110)      -
                               ------ ------ ------                   ------  ------
Total Noninterest
   Expense Excluding
   Merger and Integration
   Costs                       $1,208 $1,248 $1,135     (3)       6   $3,634  $3,335     9
                               ====== ====== ======                   ======  ======

(1)  Adjusted results combine continuing and discontinued operations to provide continuity with historical results. See "Supplemental Data."

     Unless otherwise indicated, the discussion below refers to noninterest expense on both a continuing operations basis and on an adjusted basis.

     Excluding merger and integration costs, noninterest expense for the third quarter and first nine months of 2006 was up over last year reflecting increased costs associated with new business and acquisitions as well as higher pension costs. On a sequential-quarter basis excluding merger and integration costs, noninterest expense was down reflecting disciplined expense control, lower incentive compensation and a decline in expenses related to lower transaction volumes.

     Relative to the year-ago periods, salaries and benefits increased reflecting higher staff levels tied to new business and acquisitions. Pension
expense was also higher on a year-over-year basis.   The sequential-quarter
decline in salaries and employee benefits reflected a lower level of incentive compensation tied to revenues in the current quarter as well as an adjustment in the second quarter of 2006 related to SFAS 123(R).

     Clearing and sub-custodian expenses were higher on a year-to-date basis reflecting increased asset values and transaction volumes. On a sequential-quarter basis, clearing and sub-custodian expenses declined reflecting the seasonal slowdown in activity.

     Merger and integration costs primarily included a loss in connection with the restructuring of the Company's investment portfolio and employee-related costs such as severance. The swap of the Acquired Corporate Trust Business for the retail and regional middle market banking businesses is expected to result in a more liability-sensitive balance sheet because corporate trust liabilities reprice more quickly than retail deposits. The Company sold $5.5 billion of investment portfolio securities during the period to reduce interest rate sensitivity going forward.

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

Other Noninterest Expense

                                                                 Year-to-date
                                                                 ------------
(In millions)                          3Q06     2Q06    3Q05     2006    2005
-------------------------------      -------  -------  -----     ----    ----
Vendor Services                      $    85  $    88  $  72     $244    $218
Business Development                      27       28     23       78      68
Legal Fees, Settlements and Claims         8       13     40       43      98
Other                                     52       54     40      154     122
Other Noninterest Expense from        ------  -------  -----     ----    ----
  Continuing Operations                  172      183    175      519     506
Other Noninterest Expense from
  Discontinued Operations                 21       26     23       72      65
                                     -------  -------  -----     ----    ----
Adjusted Other Noninterest Expense   $   193  $   209  $ 198     $591    $571
                                     =======  =======  =====     ====    ====

     Other continuing expenses were higher on a year-to-date basis reflecting higher vendor services, business development and other costs partially offset by lower legal fees, settlement and claims. On a sequential-quarter basis, other continuing operations expenses in the third quarter of 2006 decreased due to lower claims and consulting costs. The decline in legal fees, settlements and claims over the prior year periods reflects the settlement of certain regulatory matters over the past year. The sequential decline reflects lower claims.

     The effective tax rate for the third quarter of 2006 on a continuing operations basis was 29.4%, compared to 32.0% in the third quarter of 2005 and 33.8% in the second quarter of 2006. The effective tax rate for the nine-month period ended September 30, 2006 was 32.2%, compared with 32.1% for the nine-month period ended September 30, 2005. The effective tax rate for the third quarter of 2006 on an adjusted basis was 32.0%, compared to 34.6% in the third quarter of 2005 and 35.1% in the second quarter of 2006. The effective tax rate for the nine-month period ended September 30, 2006 was 33.8% compared with 33.7% for the nine-month period ended September 30, 2005. The decreases on both a sequential and year-over-year quarterly basis primarily reflect increased tax credits related to synthetic fuels. The sequential-quarter increase in synthetic fuel tax credits was driven by the decline in the price of oil.

     The Company's effective tax rate in the future is expected to be impacted by the price of oil, which determines the amount of synthetic fuel tax credits (Section 29 of the Internal Revenue Code) it will receive. These credits relate to investments that produce alternative fuel from coal byproducts.

     At September 30, 2006, the Company assumed a $65 average price per barrel for the last three months of 2006 to estimate the 2006 benefit from synthetic fuel credits. To the extent the average oil price differs from this assumption, the table below shows the estimated effect on earnings per share ("EPS") for 2006.

        Avg. Price
        Per Barrel
    September 30, 2006 -  Phase-       Net           EPS
     December 31, 2006    out %        Benefit       Effect
    --------------------  --------     ---------     --------
           $ 56            23.56%       $ 43.7        $ 0.01
       	     59            29.06          40.6          0.01
             62            34.56          37.4             -
            **************************************************
            *65            40.51          34.0             - * (1)
            **************************************************
             68            45.55          31.1             -
             71            51.05          28.0         (0.01)
             74            56.55          24.9         (0.01)

(1) September 30, 2006 assumption used to compute effective tax rate.

Credit Loss Provision and Net Charge-Offs
-----------------------------------------

(In millions)                                                  Year-to-date
                                                             -----------------
                                 3Q06      2Q06      3Q05      2006     2005
                               -------   -------   -------   -------   -------
Provision
  Continuing Operations        $    (4)  $    (1)  $    10   $    (5)  $   (10)
  Discontinued Operations           (1)        1         -         5        15
                               -------   -------   -------   -------   -------
Adjusted Total Provision       $    (5)  $     -   $    10   $     -   $     5
                               =======   =======   =======   =======   =======
Net (Charge-offs)/Recoveries:
  Commercial                   $     -   $     2   $    (2)  $     2   $    (4)
  Foreign                            -         4        (2)        7        (6)
  Other                              -         1         -         1         -
                               -------   -------   -------   -------   -------
  Total Continuing
    Operations                       -         7        (4)       10       (10)
                               -------   -------   -------   -------   -------
  Discontinued Operations           (9)       (6)       (9)      (22)      (24)
                               -------   -------   -------   -------   -------
Adjusted Total Net
  (Charge-offs)/Recoveries     $    (9)  $     1   $   (13)  $   (12)  $   (34)
                               =======   =======   =======   =======   =======


     The sequential increase in the credit to the provision for continuing operations reflects a continued strong credit environment. During the third quarter of 2006, nonperforming loans remained at low levels.

BUSINESS SEGMENT REVIEW

Segment Data

     The Company has an internal information system that produces performance data for its three business segments along product and service lines.

Business Segments Accounting Principles

     The Company's segment data has been determined on an internal management basis of accounting, rather than U.S. generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or when organizational changes are made.

     In 2005, the Company determined that it was appropriate to modify its segment presentation to provide more transparency into its results of operations and to better reflect modifications in the management structure that the Company implemented during the fourth quarter of 2005. All prior periods have been restated to reflect this realignment.

     On October 1, 2006, the Company sold substantially all of the assets of the Company's retail and regional middle market banking businesses. The business segment information is reported on a continuing operations basis for all periods presented, but does not include the operations of the Acquired Corporate Trust Business, which was also acquired on October 1, 2006. As a result, information related to the Company's retail and regional middle market banking businesses is no longer included in the segment data. See "Discontinued Operations" in the Notes to the Consolidated Financial Statements for a discussion of discontinued operations. The Company currently reports results for three segments, with the Institutional Services Segment being further subdivided into four business groupings. These segments are shown below:

*  Institutional Services Segment
        o  Investor & Broker-Dealer Services Business
        o  Execution & Clearing Services Business
        o  Issuer Services Business
        o  Treasury Services Business
*  Private Bank & BNY Asset Management Segment
*  Corporate and Other Segment

     Other specific segment accounting principles employed include:

* The measure of revenues and profit or loss by a segment has been adjusted to present segment data on a tax equivalent basis.
* The provision for credit losses allocated to each segment is based on management's judgment as to average credit losses that will be incurred in the operations of the segment over a credit cycle of a period of years. Management's judgment includes the following factors among others: historical charge-off experience and the volume, composition, and size of the credit portfolio. This method is different from that required under U.S. generally accepted accounting principles as it anticipates future losses which are not yet probable and therefore not recognizable under U.S. generally accepted accounting principles.
* Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment.
* Net interest income is allocated to segments based on the yields on the assets and liabilities generated by each segment. Assets and liabilities generated by credit-related activities are allocated to businesses based on borrower usage of those businesses' products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services Business. Segments with a net liability position are allocated assets primarily from the securities portfolio.
* Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to Investor & Broker-Dealer Services Business (which includes the Company's custody operations.)
* Noninterest income associated with Treasury-related services (global payment services for corporate customers, as well as lending and credit-related services) is similarly allocated back to the other Institutional Services businesses.
* Support and other indirect expenses are allocated to segments based on internally-developed methodologies.


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

     In Investor Services, the Company is one of the leading custodians with $12.2 trillion of assets under custody at September 30, 2006. The Company is one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $1.8 trillion in total assets. The Company services more than 16% of the total industry assets for U.S. exchange-traded funds and at 122 separate portfolios, 38% of the total number of funds in the market. The Company is also a leading U.K. custodian. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.8 trillion in 27 markets around the world.

     The Company's Broker-Dealer Services business clears approximately 50% of transactions in U.S. Government securities. The Company is a leader in global clearance, clearing equity and fixed income transactions in 101 markets. With over $1.3 trillion in tri-party balances worldwide, the Company is the world's largest collateral management agent.

Execution & Clearing Services Business
--------------------------------------

     The Company provides execution, clearing and financial services outsourcing solutions in over 80 global markets, executing 620 million shares each day and clearing more than one million trades daily.

     The Company's Pershing subsidiary provides clearing, execution, financing, and custody for introducing broker-dealers and registered investment advisors. Pershing services more than 1,100 retail and institutional financial organizations and independent investment advisors who collectively represent nearly six million individual investors.

     In Execution Services, the Company provides broker-assisted and electronic trading services, transition management, and independent research services.
The Company's Execution Services business is one of the largest global institutional agency brokerage organizations. In addition, it is one of the leading institutional electronic brokers for non-U.S. dollar equity execution. The Company joined forces with Eze Castle Software and GTCR Golder Rauner, LLC, a private equity firm, to form a new company called BNY ConvergEx Group on October 2, 2006. BNY ConvergEx Group brings together BNY Securities Group's trade execution, commission management businesses, independent research and transition management business with Eze Castle Software, a leading provider of trade order management and related investment technologies. See "Other Developments."

     As a result of the BNY ConvergEx transaction, beginning in the fourth quarter of 2006, the Company's Execution and Clearing Services business will consist of its Pershing clearing business, its 35% equity interest in BNY ConvergEx Group and the Company's B-Trade and G-Trade businesses which are expected to become part of the BNY ConvergEx Group in 2008.

Issuer Services Business
------------------------

     Issuer Services includes corporate trust, depositary receipts, employee investment plan services, stock transfer, and credit-related services.

     In Issuer Services, the Company is depositary for more than 1,255 American and global depositary receipt programs, with a 64% market share, servicing leading companies from 61 countries. As a trustee, the Company provides diverse services for corporate, municipal, structured, and international debt securities. Over 90,000 appointments for more than 30,000 worldwide clients have resulted in the Company being trustee for more than $3 trillion in outstanding debt securities. The Company is the third largest stock transfer agent in the United States, servicing more than 17 million shareowners. Employee Investment Plan Services has more than 120 clients with 650,000 employees in over 54 countries.

Treasury Services Business
--------------------------

     Treasury Services includes global payment services for corporate customers as well as lending and credit-related services.

     Corporate Global Payment Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity, and make payments around the world in more than 100 different currencies. The Company maintains a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. The Company is the fourth largest funds transfer bank in the U.S. transferring over $1.1 trillion daily via more than 150,000 wire transfers.

     The Company provides lending and credit-related services to large public and private corporations nationwide. Special industry groups focus on industry segments such as media, telecommunications, cable, energy, real estate, retailing, and healthcare. Credit-related revenues are allocated to businesses other than Treasury Services to the extent the borrower uses those businesses' products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services. Through BNY Capital Markets, Inc., the Company provides a broad range of capital markets and investment banking services including syndicated loans, bond underwriting, private placements of corporate debt and equity securities, and merger, acquisition, and advisory services. The Company is an active arranger or agent of syndicated financings for clients in the U.S., having completed 82 transactions totaling in excess of $51 billion during the first nine months of 2006.

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

     In addition, this segment includes the difference between amounts previously reported in the Company's Retail and Middle Market Banking Segment and the discontinued operations of the Company's retail and regional middle market banking businesses.

Segment Analysis


Institutional Services Segment
------------------------------

                                                 Inc/(Dec)
                                              -----------------   Year-to-date
                                              3Q06 vs. 3Q06 vs. ----------------   Inc/
(In millions)            3Q06    2Q06    3Q05    2Q06     3Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $   329 $   337 $   307 $   (8)  $   22   $   981  $   879 $  102
Noninterest Income      1,095   1,196   1,056   (101)      39     3,414    3,102    312
Total Revenue           1,424   1,533   1,363   (109)      61     4,395    3,981    414
Provision for
  Credit Losses            16      16      13      -        3        48       45      3
Noninterest Expense       915     947     873    (32)      42     2,768    2,563    205
Income Before Taxes       493     570     477    (77)      16     1,579    1,373    206

Average Assets         82,011  82,666  75,109   (655)   6,902    81,248   74,148  7,100
Average Deposits       52,513  51,680  45,087    833    7,426    51,279   44,228  7,051



     The Company's Institutional Services business is conducted in four business groupings: Investor & Broker-Dealer Services, Execution & Clearing Services, Issuer Services, and Treasury Services. Income before taxes was up 3% to $493 million for the third quarter of 2006 from $477 million in the third quarter of 2005, and down 14% from $570 million in the second quarter of 2006. For the first nine months of 2006, income before taxes was up 15% to $1,579 million compared with 2005.

     As of September 30, 2006, assets under custody rose to $12.2 trillion, from $10.3 trillion at September 30, 2005 and $12.0 trillion at June 30, 2006. The increase in assets under custody relative to September 30, 2005 primarily reflects rising asset prices and new business wins. Equity securities comprised 31% of the assets under custody at September 30, 2006, compared with 32% at June 30, 2006, while fixed income securities were 69% compared with 68% at June 30, 2006. Assets under custody at September 30, 2006 consisted of assets related to the custody and mutual funds businesses of $7.6 trillion, broker-dealer services assets of $2.5 trillion, and all other assets of $2.1 trillion.

     The third quarter of 2006 was impacted by a pronounced seasonal decline that impacted results in market-related businesses such as foreign exchange and execution services. Non-program equity trading volumes were down 11% sequentially and up only 2% year-over-year. Foreign exchange volatility was at an eight-year low. In addition, average daily U.S. fixed income trading volume was down 3% sequentially and 1% year-over-year. Total debt issuance declined 15% sequentially and 8% year-over-year. One of the positives in the quarter was asset prices, which were strong sequentially, with the S&P 500 (registered trademark) Index up 5% and the MSCI (registered trademark) EAFE Index up 3%.
In the first nine months of 2006, depositary receipts trading exceeded
$1.1 trillion, up over 50% from the comparable period in 2005. The sale of global collateralized debt obligations is up 20% year-to-date versus 2005. Despite these mixed conditions, the Company had a solid quarter because of the diversity of its business mix. Strong growth in the depositary receipt and collateral management businesses were offset by weaker results in the Company's execution and clearing businesses.

Market Data
-----------

                                              Percent Inc/(Dec)
                                              -----------------   Year-to-date   Percent
                                              3Q06 vs. 3Q06 vs.  ----------------   Inc/
                         3Q06    2Q06    3Q05    2Q06     3Q05     2006    2005    (Dec)
                        -----    ----    ---- -----------------  ---------------- ------
S&P 500 (registered
  trademark) Index (1)  1,336   1,270   1,229      5%      9%    1,336    1,229     9%
NASDAQ (registered
  trademark) Composite
  Index (1)             2,258   2,172   2,152      4       5     2,258    2,152     5
Lehman Brothers
  Aggregate Bond
  (service mark)
  Index (1)             220.0   213.2   210.0      3       5     220.0    210.0     5
MSCI (registered
  trademark) EAFE
  Index (1)           1,885.3 1,822.9 1,618.8      3      16   1,885.3  1,618.8    16
NYSE Volume
  (In billions)         108.8   121.6   100.8    (11)      8     344.1    304.8    13
NASDAQ (registered
  trademark) Volume
  (In billions)         114.6   134.2   104.9    (15)      9     379.6    338.6    12

(1) Period End


     The results for the businesses in the Institutional Services Segment are discussed below.


Investor & Broker-Dealer Services Business
------------------------------------------

                                                 Inc/(Dec)
                                              -----------------   Year-to-date
                                              3Q06 vs. 3Q06 vs. ----------------   Inc/
(In millions)            3Q06    2Q06    3Q05    2Q06     3Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $   150 $   155 $   144 $   (5)  $    6   $   454  $   421 $  33
Noninterest Income        480     524     455    (44)      25     1,494    1,357   137
Total Revenue             630     679     599    (49)      31     1,948    1,778   170
Provision for
  Credit Losses             2       3       1     (1)       1         8        5     3
Noninterest Expense       436     458     408    (22)      28     1,332    1,212   120
Income Before Taxes       192     218     190    (26)       2       608      561    47

Average Assets         39,729  39,839  36,282   (110)   3,447    39,250   35,969 3,281
Average Deposits       33,343  32,906  27,675    437    5,668    32,705   27,569 5,136
Nonperforming Assets        7       3      10      4       (3)        7       10    (3)
Net Charge-offs             -       -       -      -        -         1        1     -


    In the third quarter of 2006, income before taxes in the Investor & Broker-Dealer Services business was $192 million essentially flat with the $190 million in the third quarter of 2005 and down from $218 million in the second quarter of 2006. The decline on a sequential-quarter basis reflects seasonally weaker transaction volumes in custody activities. For the first nine months of 2006, income before taxes was $608 million compared with $561 million in 2005. The year-to-date increase reflects improvements in both net interest income and noninterest income.

     Noninterest income was $480 million in the third quarter of 2006, compared with $455 million in the third quarter of 2005 and $524 million in the second quarter of 2006. The year-over-year increase in noninterest income in the third quarter of 2006 compared to 2005 is attributable to an increase in broker-dealer service fees as well as foreign exchange and other trading revenue generated by clients in this segment. On a year-to-date basis, noninterest income increased to $1,494 million from $1,357 million, reflecting the same factors impacting the quarterly results.

     Investor services fees increased from the year-ago quarter reflecting improved performance in global custody activities, consistent with higher volumes of cross-border transactions, as well as continued strong performance in securities lending. The decline in fees from the second quarter is consistent with seasonally lower securities lending revenue and lower transaction volumes in global custody and fund services. On a year-to-date basis, investor services fees increased compared with 2005, reflecting the same factors driving the year-over-year quarterly increase.

     Broker-dealer services fees improved versus the year-ago period as a result of continued strong performance in domestic and global collateral management fees, an increase in transaction volumes and good net new business flows. Broker-dealer services fees were down modestly from the second quarter of 2006 consistent with the seasonal slowdown in fixed income trading. The Company now handles approximately $1.3 trillion of financing for the Company's broker-dealer clients daily through collateralized financing agreements, up approximately 15% from a year ago.

    Net interest income in the Investor & Broker-Dealer Services business was $150 million in the third quarter of 2006, compared with $144 million in the third quarter of 2005 and $155 million in the second quarter of 2006. On a year-over-year basis, net interest income growth in the third quarter reflects increased deposit flows from customers in both businesses and higher rates.
The sequential-quarter decline reflects lower interest-free balances. Average deposits generated by the Investor & Broker-Dealer Services business were $33.3 billion in the third quarter of 2006, compared with $27.7 billion in the third quarter of 2005 and $32.9 billion in the second quarter of 2006. Average assets in the business were $39.7 billion in the third quarter of 2006, compared with $36.3 billion in the third quarter of 2005 and $39.8 billion in the second quarter of 2006. For the first nine months of 2006, average deposits were $32.7 billion compared with $27.6 billion in 2005. On the same basis, average assets in the business were $39.3 billion in 2006 compared with $36.0 billion in 2005.

     Noninterest expense was $436 million in the third quarter of 2006, compared with $408 million in the third quarter of 2005 and $458 million in the second quarter of 2006. The year-over-year increase in noninterest expense was due to higher compensation costs as well as increases in pension, technology and occupancy costs partially offset by lower claims from customers. The sequential decline in noninterest expense in the third quarter was attributable primarily to lower volume driven expenses. For the first nine months of 2006, noninterest expense increased to $1,332 million compared with $1,212 million in 2005, reflecting activity-based costs associated with revenue growth and higher technology and pension costs.

     Net charge-offs were zero in the third quarter of 2006, third quarter of 2005 and second quarter of 2006. On a year-to-date basis, net charge-offs were $1 million in both 2006 and 2005. Nonperforming assets were $7 million at September 30, 2006, compared with $10 million at September 30, 2005 and $3 million at June 30, 2006.

Execution & Clearing Services Business
--------------------------------------

                                                  Inc/(Dec)
                                              -----------------   Year-to-date
                                              3Q06 vs. 3Q06 vs. ----------------     Inc/
(In millions)            3Q06    2Q06    3Q05    2Q06     3Q05     2006     2005     (Dec)
                      ------- ------- ------- -------- -------- -------  -------   -------
Net Interest Income   $    69 $    66 $    55 $    3   $   14   $   196  $   152   $  44
Noninterest Income        336     359     339    (23)      (3)    1,085      975     110
Total Revenue             405     425     394    (20)      11     1,281    1,127     154
Provision for
  Credit Losses             1       -       -      1        1         1        -       1
Noninterest Expense       298     302     301     (4)      (3)      897      858      39
Income Before Taxes       106     123      93    (17)      13       383      269     114

Average Assets         14,884  15,092  14,355   (208)     529    14,985   14,274     711
Average Deposits          264     205     222     59       42       216      191      25
Average Payables to
 Customers and
 Broker-Dealers         4,657   5,034   5,714   (377)  (1,057)    4,972    6,025  (1,053)
Nonperforming Assets        1       -       1      1        -         1        1       -
Net Charge-offs/
 (Recoveries)               -      (4)      2      4       (2)       (6)       5     (11)


     In the third quarter of 2006, income before taxes in the Execution & Clearing Services Business increased to $106 million from $93 million a year ago and decreased from $123 million in the second quarter of 2006. On a year-to-date basis, income before taxes increased to $383 million from $269 million in 2005. The increase in execution and clearing fees on a year-to-date basis reflects growth in value-added fees at Pershing, an acquisition and increased cross-border trading activity in execution services. The year-to-date period also reflects the $35 million gain related to the conversion of the Company's New York Stock Exchange seats into cash and shares of NYSE Group, Inc. common stock.

     Noninterest income was $336 million in the third quarter of 2006, compared with $339 million in the third quarter of 2005 and $359 million in the second quarter of 2006. For the first nine months of 2006, noninterest income increased to $1,085 million from $975 million in 2005.

     Execution and clearing fees decreased from the third quarter of 2005 and second quarter of 2006. The decline in third quarter's execution and clearing fees from the year-ago quarter reflects the previously disclosed loss of a significant customer at Pershing, as well as a shift from traditional broker-assisted execution to lower-commission electronic and program trading in execution services. The sequential-quarter decline in execution and clearing services reflects a seasonal reduction in trading volumes, as well as lower transition management activity.

     Net interest income in the Execution & Clearing Services business was $69 million in the third quarter of 2006, compared with $55 million in the third quarter of 2005 and $66 million in the second quarter of 2006. On a year-to-date basis, net interest income was $196 million, up from $152 million in 2005. The increase in net interest income reflects the benefit of rising interest rates on spreads at Pershing, partially offset by the loss of margin debits associated with a significant customer.

     Average assets in the business were $14.9 billion in the third quarter of 2006, compared with $14.4 billion in the third quarter of 2005 and $15.1 billion in the second quarter of 2006. For the first nine months of 2006, average assets were $15.0 billion compared with $14.3 billion in 2005. Average payables to customers and broker-dealers were $4.7 billion in the third quarter of 2006, compared with $5.7 billion in the third quarter of 2005 and $5.0 billion in the second quarter of 2006. For the first nine months of 2006, average payables to customers and broker-dealers were $5.0 billion compared with $6.0 billion in 2005. The decrease in third quarter balances from last year reflects the previously disclosed loss of a significant customer.

     Noninterest expense was $298 million in the third quarter of 2006, compared with $301 million in the third quarter of 2005 and $302 million in the second quarter of 2006. The decrease in noninterest expense on a year-over-year basis was due to lower clearing fees and claims by customers offset by higher technology expenses. The decrease in noninterest expense sequentially was attributable to lower clearing fees and incentive compensation partially
offset by higher severance.   For the first nine months of 2006, noninterest
expense was $897 million compared with $858 million in 2005. The increase reflects higher clearing fees, incentive compensation and an acquisition.

      Net charge-offs were zero in the third quarter of 2006, $2 million in the third quarter of 2005 and a recovery of $4 million in the second quarter of 2006, respectively. On a year-to-date basis, net charge-offs were a recovery of $6 million compared with charge-offs of $5 million in 2005. Nonperforming assets were $1 million at September 30, 2006, compared with $1 million at September 30, 2005 and zero at June 30, 2006.

Issuer Services Business
------------------------

                                                  Inc/(Dec)
                                              -----------------   Year-to-date
                                              3Q06 vs. 3Q06 vs. ----------------   Inc/
(In millions)            3Q06    2Q06    3Q05    2Q06     3Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $    68 $    74 $    63 $   (6)  $    5   $   209  $   173 $  36
Noninterest Income        221     240     197    (19)      24       641      558    83
Total Revenue             289     314     260    (25)      29       850      731   119
Provision for
  Credit Losses             4       4       3      -        1        12        9     3
Noninterest Expense       134     135     115     (1)      19       391      341    50
Income Before Taxes       151     175     142    (24)       9       447      381    66

Average Assets         15,409  15,549  13,800   (140)   1,609    15,185   13,465 1,720
Average Deposits        9,625   9,584   8,681     41      944     9,222    8,311   911
Nonperforming Assets        7       3      10      4       (3)        7       10    (3)
Net Charge-offs             -       -       1      -       (1)        -        1    (1)


     In the third quarter of 2006, income before taxes in the Issuer Services Business increased to $151 million from $142 million in the third quarter of 2005 and declined from $175 million in the second quarter of 2006. For the first nine months of 2006, income before taxes increased to $447 million from $381 million in 2005. The year-over-year increases in 2006 reflect growth in net interest income and higher depositary receipt and corporate trust fees. The sequential-quarter decline reflects seasonally lower depositary receipt fees.

     Noninterest income was $221 million in the third quarter of 2006, compared with $197 million in the third quarter of 2005 and $240 million in the second quarter of 2006. For the first nine months of 2006, noninterest income was $641 million compared with $558 million in 2005. Issuer services fees increased substantially versus the year-ago periods but were down on a sequential-quarter basis. The depositary receipt business benefited from both a higher level of net issuance, reflecting the continued growth in cross-border investing activity, as well as increased corporate actions related to mergers, acquisitions and spin-offs. Growth in corporate trust revenues over the year-ago quarter was primarily attributable to continued strong results in global trust products and structured finance, notably asset-backed and mortgage-backed securities. On a sequential-quarter basis, corporate trust fees were flat while there was a seasonal decline in depositary receipt fees.

    Net interest income in the Issuer Services business was $68 million in the third quarter of 2006, compared with $63 million in the third quarter of 2005 and $74 million in the second quarter of 2006. For the first nine months of 2006, net interest income was $209 million compared with $173 million in 2005. The increases in net interest income year-over-year were driven primarily by the increases in interest rates and higher average assets. On a sequential-quarter basis interest-free balances declined.

     Average deposits generated by the Issuer Services business were $9.6 billion in the third quarter of 2006, compared with $8.7 billion in the third quarter of 2005 and $9.6 billion in the second quarter of 2006 reflecting increased liquidity from the Company's issuer services customers compared with 2005. On a year-to-date basis, average deposits were $9.2 billion compared with $8.3 billion in 2005. Average assets in the business were $15.4 billion in the third quarter of 2006, compared with $13.8 billion in the third quarter of 2005 and $15.5 billion in the second quarter of 2006. On a year-to-date basis, average assets were $15.2 billion compared with $13.5 billion in 2005.

     Noninterest expense was $134 million in the third quarter of 2006, compared with $115 million in the third quarter of 2005 and $135 million in the second quarter of 2006. For the first nine months of 2006, noninterest expense was $391 million compared with $341 million in 2005. The rise in noninterest expense year-over-year was attributable to higher salaries and benefits and sub-custodian expense reflecting increased activity.

     Net charge-offs were zero in the third quarter of 2006, down from $1 million third quarter of 2005 and unchanged from the second quarter of 2006. For the first nine months of 2006, net charge-offs were zero compared with $1 million in 2005. Nonperforming assets were $7 million at September 30, 2006, compared with $10 million at September 30, 2005 and $3 million at June 30, 2006.

Treasury Services Business
--------------------------


                                                  Inc/(Dec)
                                              -----------------   Year-to-date
                                              3Q06 vs. 3Q06 vs. ----------------   Inc/
(In millions)            3Q06    2Q06    3Q05    2Q06     3Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $    42 $    42 $    45 $    -   $   (3)  $   122  $   133 $ (11)
Noninterest Income         58      73      65    (15)      (7)      194      212   (18)
Total Revenue             100     115     110    (15)     (10)      316      345   (29)
Provision for
  Credit Losses             9       9       9      -        -        27       31    (4)
Noninterest Expense        47      52      49     (5)      (2)      148      152    (4)
Income Before Taxes        44      54      52    (10)      (8)      141      162   (21)

Average Assets         11,989  12,186  10,672   (197)   1,317    11,828   10,440 1,388
Average Deposits        9,281   8,984   8,509    297      772     9,136    8,157   979
Nonperforming Assets       23      11      32     12       (9)       23       32    (9)
Net Charge-offs/
(Recoveries)                -      (2)      1      2       (1)       (1)       3    (4)

     In the third quarter of 2006, income before taxes in the Treasury Services Business was $44 million, compared with $52 million in the third quarter of 2005 and $54 million in the second quarter of 2006. On a year-to-date basis, income before taxes was $141 million compared with $162 million in 2005. The decrease reflects declines in both net interest income and noninterest income.

     The decrease in noninterest income to $58 million in the current period from $65 million in the third quarter of 2005 was due to lower global payments fees as more clients used compensating balances to pay for services. The sequential-quarter decrease in noninterest income reflects lower foreign exchange related revenue. For the first nine months of 2006, noninterest income decreased to $194 million from $212 million in 2005 due to lower global payments fees.

     Net interest income was $42 million in the third quarter of 2006, compared with $45 million in the third quarter of 2005 and $42 million in the second quarter of 2006. On a year-over-year basis, the decrease reflects lower credit spreads due to the higher asset quality of the portfolio partially offset by customers using compensating balances to pay for global payment services in lieu of fees. For the first nine months of 2006, net interest income was $122 million compared with $133 million in 2005. Average assets for the third quarter of 2006 were $12.0 billion, compared with $10.7 billion in the third quarter of 2005 and $12.2 billion in the second quarter of 2006. For the first nine months of 2006, average assets were $11.8 billion compared with $10.4 billion in 2005. Average deposits were $9.3 billion in the third quarter of 2006, compared with $8.5 billion in the third quarter of 2005 and $9.0 billion in the second quarter of 2006. For the first nine months of 2006, average deposits were $9.1 billion compared with $8.2 billion in 2005.

     The provision for credit losses, which is assessed on a long-term credit cycle basis (see "Business Segments Accounting Principles"), was $9 million in the third quarter of 2006, the third quarter of 2005 and the second quarter of 2006. For the first nine months of 2006, provision for credit losses was $27 million compared with $31 million in 2005. The year-to-date decrease reflects improved credit quality.

     Net charge-offs in the Treasury Services business were zero in the third quarter of 2006, compared with a charge-off of $1 million in the third quarter of 2005 and a recovery of $2 million in the second quarter of 2006. For the first nine months of 2006, net charge-offs were a recovery of $1 million compared with a charge-off of $3 million in 2005. Nonperforming assets were $23 million at September 30, 2006, compared with $32 million at September 30, 2005, and $11 million at June 30, 2006.

     Noninterest expense in the third quarter of 2006 was $47 million, compared to $49 million in the third quarter of 2005 and $52 million in the second quarter of 2006. For the first nine months of 2006, noninterest expense was $148 million compared with $152 million in 2005. The decrease in noninterest expense year-over-year was due in part to lower consulting expenses.

Private Bank & BNY Asset Management Segment
-------------------------------------------

                                                   Inc/(Dec)
                                              -----------------   Year-to-date
                                              3Q06 vs. 3Q06 vs. ----------------   Inc/
(In millions)            3Q06    2Q06    3Q05    2Q06     3Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $    16 $    16 $    16 $    -   $    -   $    49  $    49 $   -
Noninterest Income        135     137     112     (2)      23       401      338    63
Total Revenue             151     153     128     (2)      23       450      387    63
Provision for
  Credit Losses             -       -       1      -       (1)        -        3    (3)
Noninterest Expense       104      99      80      5       24       293      237    56
Income Before Taxes        47      54      47     (7)       -       157      147    10

Average Assets          2,414   2,448   2,207    (34)     207     2,468    2,210   258
Average Deposits        2,079   2,205   1,864   (126)     215     2,020    1,833   187
Nonperforming Assets        -       -       1      -       (1)        -        1    (1)
Net Charge-offs/
(Recoveries)                -      (1)      -      1        -        (1)       -    (1)


     In the third quarter of 2006, income before taxes in the Private Bank & BNY Asset Management Segment was $47 million, compared with $47 million in the third quarter of 2005 and $54 million in the second quarter of 2006. On a year-to-date basis, income before taxes was $157 million compared to $147 million in 2005. The improvement year-over-year is attributable to the acquisitions of Alcentra and Urdang as well as higher fee levels in private banking.

     Noninterest income was $135 million in the third quarter of 2006, compared with $112 million in the third quarter of 2005 and $137 million in the second quarter of 2006. Private bank and asset management revenues in the third quarter of 2006 were up year-over-year. The year-over-year growth reflects the acquisitions of Alcentra and Urdang as well as organic growth. On a sequential-quarter basis, the decrease is attributable to a decline in activity-based fees in the private bank and lower performance fees for certain asset management activities. The S&P 500 (registered trademark) Index was up 5% sequentially for the quarter, with average daily price levels essentially flat compared with the second quarter of 2006. Performance for the NASDAQ (registered trademark) Composite Index was up 4% for the third quarter of 2006, with average daily prices down by 4% from the second quarter of 2006.
The S&P 500 (registered trademark) Index and the NASDAQ (registered trademark) Composite Index were up 9% and 5% respectively over the third quarter of 2005.


Assets Under Management - Asset Management Sector
-------------------------------------------------

(In billions)- Estimated                      3Q06      2Q06     3Q05
                                             ------   ------   ------
   Equity Securities                          $ 36      $ 36     $ 37
   Fixed Income Securities                      20        21       22
   Alternative Investments                      30        28       15
   Liquid Assets                                34        31       32
                                              ----      ----     ----
   Total Assets Under Management              $120      $116     $106
                                              ====      ====     ====

     Assets under management ("AUM") were $120 billion at September 30, 2006, compared with $106 billion at September 30, 2005, and $116 billion at June 30, 2006. The year-over-year increases in AUM primarily reflect the acquisition of Alcentra and Urdang. The sequential-quarter growth reflects growth in money market and alternative investments. Institutional clients represent 74% of AUM while individual clients equal 26%. At September 30, 2006, such assets were invested 30% in equities, 17% in fixed income, and 25% in alternative investments, with the remaining amount invested in liquid assets.

     Net interest income in the Private Bank & BNY Asset Management Segment was $16 million in the third quarter of 2006, essentially flat in comparison to the third quarter of 2005 and the second quarter of 2006. For the first nine months of 2006 and 2005, net interest income was $49 million. Average deposits generated by the Private Bank & BNY Asset Management Segment were $2.1 billion in third quarter of 2006, compared with $1.9 billion in the third quarter of 2005 and $2.2 billion in the second quarter of 2006. For the first nine months of 2006, average deposits were $2.0 billion compared with $1.8 billion in 2005. Average assets in the segment were $2.4 billion in the third quarter of 2006, compared with $2.2 billion in the third quarter of 2005 and $2.4 billion in the second quarter of 2006. For the first nine months of 2006, average assets were $2.5 billion compared with $2.2 billion in the first nine months of 2005.

     Noninterest expense was $104 million in the third quarter of 2006, compared with $80 million in the third quarter of 2005 and $99 million in the second quarter of 2006. For the first nine months of 2006, noninterest expense was $293 million compared with $237 million in 2005. Relative to a year ago, the increase reflects the acquisitions of Alcentra and Urdang as well as higher compensation, technology, and pension costs. The increase in noninterest expense on a sequential basis was primarily attributable to higher compensation costs.

     Net charge-offs were zero in the third quarter of 2006 and the third quarter of 2005 and a recovery of $1 million in the second quarter of 2006. On a year-to-date basis, net charge-offs were a recovery of $1 million in 2006 compared with zero in 2005. Nonperforming assets were zero at September 30, 2006, compared with $1 million at September 30, 2005, and zero at June 30, 2006.

Corporate and Other Segment
---------------------------

                                                   Inc/(Dec)
                                              -----------------   Year-to-date
                                              3Q06 vs. 3Q06 vs. ----------------   Inc/
(In millions)           3Q06    2Q06    3Q05    2Q06     3Q05     2006    2005    (Dec)
                      ------- ------- ------- -------- -------- -------  ------- -------
Net Interest Income   $     6 $     5 $    23 $    1   $  (17)  $    18  $    68 $ (50)
Noninterest Income         29      33      17     (4)      12        71       55    16
Total Revenue              35      38      40     (3)      (5)       89      123   (34)
Provision for
  Credit Losses           (20)    (17)     (4)    (3)     (16)      (53)     (58)    5
Noninterest Expense       173      88      78     85       95       330      223   107
Income Before Taxes      (118)    (33)    (34)   (85)     (84)     (188)     (42) (146)

Average Assets         11,154  11,279   8,666   (125)   2,488    10,900    8,545 2,355
Nonperforming Assets        -      15       5    (15)      (5)        -        5    (5)
Net Charge-offs/
 (Recoveries)               -       -       -      -        -        (3)       -    (3)


      In the third quarter of 2006, income before taxes in the Corporate and Other Segment was a loss of $118 million, compared with a loss of $34 million in the third quarter of 2005 and a loss of $33 million in the second quarter of 2006. The increase in the loss reflects merger and integration costs associated with the Acquired Corporate Trust Business.

      Net interest income in the Corporate and Other Segment was $6 million in the third quarter of 2006, compared with $23 million in the third quarter of 2005 and $5 million in the second quarter of 2006. For the first nine months of 2006, net interest income was $18 million compared with $68 million in 2005. The decreases in net interest income over the 2005 periods reflect the impact of accounting for the retail and regional middle market banking businesses as discontinued operations and lower leasing income.

     Noninterest income was $29 million in the third quarter of 2006, compared with $17 million in the third quarter of 2005 and $33 million in the second quarter of 2006. The increase in noninterest income over last year's third quarter reflects higher securities and asset-related gains. The decrease in noninterest income in the third quarter of 2006 over the second quarter of 2006 is attributable to lower securities gains. For the first nine months of 2006, noninterest income was $71 million compared with $55 million in 2005. Securities gains were $21 million in the third quarter of 2006, compared with $15 million in the third quarter of 2005 and $23 million in the second quarter of 2006. Securities gains on a year-to-date basis were $61 million in 2006 compared with $50 million in 2005.

      Provision for credit losses was a credit of $20 million in the third quarter of 2006, compared with a $4 million credit in the third quarter of 2005 and a $17 million credit in the second quarter of 2006. For the first nine months of 2006, provision for credit losses was a $53 million credit compared with a credit of $58 million in 2005. The provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle assigned to the other segments and the Company's recorded provision. As such, the favorable credit environment has currently resulted in the business segments absorbing more than the Company's aggregate reported credit provision.

      Noninterest expense includes unallocated corporate overhead, amortization of goodwill, nonrecurring items including merger and integration costs, and certain expenses previously allocated to the Retail and Middle Market Banking Segment that are not included in the businesses sold to JPMorgan Chase. Noninterest expense was $173 million in the third quarter of 2006, compared with $78 million in the third quarter of 2005 and $88 million in the second quarter of 2006. For the first nine months of 2006, noninterest expense was $330 million compared with $223 million in 2005. The year-over-year growth includes merger and integration costs and higher intangible amortization. The sequential-quarter increase reflects merger and integration costs associated with the Acquired Corporate Trust Business. The Company expects certain costs previously allocated to the Retail and Middle Market Banking Segment now included with Corporate and Other Segment will be reallocated to the Institutional Services Segment as a result of the acquisition of the Acquired Corporate Trust Business.

     Net charge-offs were zero in the third quarter of 2006, the third quarter of 2005 and the second quarter of 2006. On a year-to-date basis, net charge-offs were a recovery of $3 million in 2006 compared with zero in 2005. Nonperforming assets were zero at September 30, 2006, compared with $5 million at September 30, 2005, and $15 million at June 30, 2006. The decrease in nonperforming assets at September 30, 2006 from June 30, 2006, primarily reflects the sale of an aircraft.

     Significant other items related to the Corporate and Other Segment are presented in the following table.

                                                                                 Year-to-date
                                                                              ------------------
(In millions)                                3Q06        2Q06        3Q05     2006         2005
-------------------------------        ----------  ----------  ----------    -------------------

Items impacting net interest income:
------------------------------------
     Cost to Carry Goodwill
       and Intangibles                 $     (26)  $      (26)  $     (25)   $ (76)       $ (75)
     Tax Equivalent Basis                     (7)          (7)         (7)     (21)         (22)

Items impacting noninterest expense:
------------------------------------
     Goodwill and
       Intangibles Amortization        $      14   $       15   $      10    $  42        $  28


     Other items - Acquisitions are the responsibility of corporate management. Accordingly, goodwill and the funding cost of goodwill are assigned to the Corporate and Other Segment. If the funding cost of goodwill was allocated to the other two segments, it would be assigned on the basis of the goodwill attributable to each segment.

     The tax equivalent adjustment is eliminated in the Corporate and Other Segment. Certain revenue and expense items have been driven by corporate decisions and have been included in the Corporate and Other Segment. In the third quarter of 2006, these included merger and integration costs of $89 million associated with the Acquired Corporate Trust Business. In the second quarter of 2006, these included a charge of $12 million associated with the implementation of SFAS 123(R) related to the retirement provisions of equity compensation programs.

The consolidating schedule below shows the contribution of the Company's businesses to its overall profitability.


(Dollars in millions)               Execution                                    Private
                      Investor &       &                           Sub-total     Bank &      Corporate  Total
For the Quarter Ended Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
September 30, 2006    Services      Services  Services   Services  Services      Management   Other     Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    150      $     69   $     68   $     42   $   329      $      16  $     6    $   351
Noninterest Income         480           336        221         58     1,095            135       29      1,259
Total Revenue              630           405        289        100     1,424            151       35      1,610
Provision for
  Credit Losses              2             1          4          9        16              -      (20)        (4)
Noninterest Expense        436           298        134         47       915            104      173      1,192
                      --------      --------   --------   --------   -------      ---------   ------    -------
Income Before Taxes   $    192      $    106   $    151   $     44   $   493      $      47   $ (118)   $   422
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              36%           19%        28%         8%       91%             9%

Average Assets        $ 39,729      $ 14,884   $ 15,409   $ 11,989   $82,011      $   2,414   $11,154   $95,579




(Dollars in millions)               Execution                                    Private
                      Investor &       &                           Sub-total     Bank &      Corporate  Total
For the Quarter Ended Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
June 30, 2006         Services      Services  Services   Services  Services      Management   Other     Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    155      $     66   $     74   $     42   $   337      $      16   $    5    $   358
Noninterest Income         524           359        240         73     1,196            137       33      1,366
Total Revenue              679           425        314        115     1,533            153       38      1,724
Provision for
  Credit Losses              3             -          4          9        16              -      (17)        (1)
Noninterest Expense        458           302        135         52       947             99       88      1,134
                      --------      --------   --------   --------   -------      ---------   -------   -------
Income Before Taxes   $    218      $    123   $    175   $     54   $   570      $      54   $  (33)   $   591
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              35%           20%        28%         8%       91%             9%

Average Assets        $ 39,839      $ 15,092   $ 15,549   $ 12,186   $82,666      $   2,448   $11,279   $ 96,393



(Dollars in millions)               Execution                                    Private
                      Investor &       &                           Sub-total     Bank &      Corporate  Total
For the Quarter Ended Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
September 30, 2005    Services      Services  Services   Services  Services      Management   Other     Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    144      $     55   $     63   $     45   $   307      $      16   $   23    $   346
Noninterest Income         455           339        197         65     1,056            112       17      1,185
Total Revenue              599           394        260        110     1,363            128       40      1,531
Provision for
  Credit Losses              1             -          3          9        13              1       (4)        10
Noninterest Expense        408           301        115         49       873             80       78      1,031
                      --------      --------   --------   --------   -------      ---------   -------   -------
Income Before Taxes   $    190      $     93   $    142   $     52   $   477      $      47   $  (34)   $   490
                      ========      ========   ========   ========   =======      =========   =======   =======
Contribution
Percentage (1)              36%           18%        27%        10%       91%             9%

Average Assets        $ 36,282      $ 14,355   $ 13,800   $ 10,672   $75,109      $   2,207   $8,666    $85,982

(1) As a percent of total income before tax excluding Corporate and Other.


(Dollars in millions)               Execution                                    Private
For the               Investor &       &                           Sub-total     Bank &      Corporate  Total
Nine Months Ended     Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
September 30, 2006    Services      Services  Services   Services  Services      Management   Other     Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    454      $    196   $    209   $    122   $   981      $      49   $   18    $ 1,048
Noninterest Income       1,494         1,085        641        194     3,414            401       71      3,886
Total Revenue            1,948         1,281        850        316     4,395            450       89      4,934
Provision for
  Credit Losses              8             1         12         27        48              -      (53)        (5)
Noninterest Expense      1,332           897        391        148     2,768            293      330      3,391
                      --------      --------   --------   --------   -------      ---------   ------    -------
Income Before Taxes   $    608      $    383   $    447   $    141   $ 1,579      $     157   $ (188)   $ 1,548
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              35%           22%        26%         8%       91%             9%

Average Assets        $ 39,250      $ 14,985   $ 15,185   $ 11,828   $81,248      $   2,468   $10,900   $94,616



(Dollars in millions)               Execution                                    Private
For the               Investor &       &                           Sub-total     Bank &      Corporate  Total
Nine Months Ended     Broker-Dealer Clearing  Issuer     Treasury  Institutional BNY Asset      and     Continuing
September 30, 2005    Services      Services  Services   Services  Services      Management   Other     Operations
-------------------   --------      --------  ---------  --------- ------------- ----------  --------   ----------
Net Interest Income   $    421      $    152   $    173   $    133   $   879      $      49   $   68    $   996
Noninterest Income       1,357           975        558        212     3,102            338       55      3,495
Total Revenue            1,778         1,127        731        345     3,981            387      123      4,491
Provision for
  Credit Losses              5             -          9         31        45              3      (58)       (10)
Noninterest Expense      1,212           858        341        152     2,563            237      223      3,023
                      --------      --------   --------   --------   -------      ---------   -------   -------
Income Before Taxes   $    561      $    269   $    381   $    162   $ 1,373      $     147   $  (42)   $ 1,478
                      ========      ========   ========   ========   =======      =========   ======    =======
Contribution
Percentage (1)              37%           18%        25%        10%       90%            10%

Average Assets        $ 35,969      $ 14,274   $ 13,465   $ 10,440   $74,148      $   2,210   $ 8,545   $84,903


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

     The allowance for credit losses represents management's estimate of probable losses inherent in the Company's loan portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company's internal ratings are generally consistent with external ratings agencies' default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

     A key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At September 30, 2006, the unallocated allowance was 22% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $24 million, respectively.

     The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $75 million, while if each credit were rated one grade worse, the allowance would have increased by $143 million.

     Similarly, if the loss given default were one rating worse, the allowance would have increased by $45 million, while if the loss given default were one rating better, the allowance would have decreased by $42 million.

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

     To assist in assessing the impact of a change in valuation, at September 30, 2006, approximately $1.8 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices because no such quoted market prices are available. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $45 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by FASB Statement No. 141 ("SFAS 141"), "Business Combinations". Goodwill ($3,801 million at September 30, 2006) and indefinite-lived intangible assets ($378 million at September 30, 2006) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value. Other intangible assets ($494 million at September 30, 2006) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

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

     To assist in assessing the impact of a goodwill, indefinite-lived intangibles, or other intangible asset impairment charge, at September 30, 2006, the Company has $4.7 billion of goodwill, indefinite-lived intangibles, and other intangible assets. The impact of a 5% impairment charge would result in reduction in pre-tax income of approximately $234 million.

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

     The Company's expected long-term rate of return on plan assets is based on anticipated returns for each asset class. For 2006 and 2005, the assumptions for the long-term rates of return on plan assets were 7.88% and 8.25%, respectively. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed income markets, which should track the long-term historical returns for these markets. The Company also considers the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

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

     For 2005, U.S. pension expense increased by $48 million reflecting changes in assumptions, the amortization of unrecognized pension losses and a decline in the market-related value of plan assets. These same factors have resulted in a further increase in pension expense in 2006. To reduce the impact of these factors, the Company changed certain of its domestic defined benefit pension plans during the third quarter of 2005. The primary change was to switch the computation of the benefits from final average pay to career average pay effective January 1, 2006. As a result U.S. pension expense was up $16 million in the first nine months of 2006 and is expected to increase by approximately $21 million for the year 2006.

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

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $106.6 billion at September 30, 2006, compared with $101.8 billion at September 30, 2005 and $108.9 billion at June 30, 2006. The increase in assets from September 30, 2005 reflects increases in foreign deposits, which were invested in interest-bearing deposits in banks. Total shareholders' equity was $10.5 billion at September 30, 2006, compared with $9.6 billion at September 30, 2005 and $10.1 billion at June 30, 2006.

     Return on average common equity for the third quarter of 2006 was 13.70%, (16.56% excluding merger and integration costs) compared with 16.15% in the third quarter of 2005 and 18.17% in the second quarter of 2006.

     Return on average assets for the third quarter of 2006 was 1.29%, (1.55% excluding merger and integration costs) compared with 1.53% in the third quarter of 2005 and 1.63% in the second quarter of 2006.

Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:

Investment Securities (at Fair Value)

(In millions)                                          9/30/06     12/31/05
                                                    ----------   ----------
  Fixed Income:
   Mortgage-Backed Securities                       $   17,665   $   22,484
   Asset-Backed Securities                                 381          305
   Corporate Debt                                        1,305        1,034
   Short-Term Money Market Instruments                     509          975
   U.S. Treasury Securities                                155          226
   U.S. Government Agencies                                594          620
   State and Political Subdivisions                        216          224
   Emerging Market Debt (Collateralized
     By U.S. Treasury Zero Coupon Obligations)             117          117
   Other Foreign Debt                                       10          363
                                                    ----------   ----------
   Subtotal Fixed Income                                20,952       26,348

  Equity Securities:
   Money Market Funds                                    1,101          922
   Other                                                    61           31
                                                    ----------   ----------
   Subtotal Equity Securities                            1,162          953
                                                    ----------   ----------
  Adjusted Securities                                   22,114       27,301
   Securities of Discontinued Operations (1)              (120)        (108)
                                                    ----------   ----------
  Securities from Continuing Operations             $   21,994   $   27,193
                                                    ==========   ==========
(1) Securities of State and Political Subdivisions.


     Total investment securities were $22.0 billion at September 30, 2006, compared with $26.1 billion at September 30, 2005, and $27.3 billion at June 30, 2006. Average adjusted investment securities were $25.5 billion in the third quarter of 2006, compared with $25.6 billion in the third quarter of last year and $27.3 billion in the second quarter of 2006. The Company sold $5.5 billion of investment securities in the third quarter as part of a portfolio restructuring related to the Acquired Corporate Trust Business at a pre-tax loss of $79 million. The Company's portfolio of highly rated mortgage-backed securities, are 86% rated AAA, 10% AA, and 4% A. In replacing securities that mature or are paid off, the Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of the Company's mortgage portfolio at September 30, 2006 was approximately 1.89 years.

     Net unrealized losses for securities available-for-sale was $4 million at September 30, 2006, compared with net unrealized losses of $59 million at September 30, 2005, and net unrealized losses of $274 million at June 30, 2006. The change in the value of available-for-sale securities at September 30, 2006 from June 30, 2006 reflects the decrease in long-term interest rates over the quarter. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the fixed rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----

(Dollars in billions)
                                                      Quarterly                 Year-to-date
Continuing Operations     Period End                   Average                    Average
                   -------------------------  -------------------------  -------------------------
                   Total  Non-Margin  Margin  Total  Non-Margin  Margin  Total  Non-Margin  Margin
                   -----  ----------  ------  -----  ----------  ------  -----  ----------  ------
September 30, 2006 $33.9   $   29.2   $  4.7  $33.6   $   28.4   $  5.2  $33.0   $   27.6   $  5.4
December 31, 2005   32.9       26.8      6.1   33.0       26.5      6.5   32.0       25.6      6.4
September 30, 2005  34.4       28.1      6.3   32.2       25.8      6.4   31.8       25.4      6.4


     Total loans were $33.9 billion at September 30, 2006, compared with $32.9 billion at December 31, 2005. The increase in total loans from December 31, 2005 primarily reflects increased lending to securities servicing customers partially offset by a decrease in margin loans reflecting the loss of a significant customer at Pershing. Average total loans were $33.6 billion in the third quarter of 2006, compared with $32.2 billion in the third quarter of 2005. The increase in average loans from September 30, 2005 results from purchases of residential mortgage loans and increased lending to financial institutions.

     The following tables provide additional details on the Company's credit exposures and outstandings for continuing operations at September 30, 2006 in comparison to December 31, 2005.

Overall Loan Portfolio
----------------------


                                   September 30, 2006                December 31, 2005
                              ----------------------------------------------------------
                                        Unfunded   Total              Unfunded   Total
(In billions)                  Loans  Commitments Exposure   Loans  Commitments Exposure
                              ----------------------------  ----------------------------
Financial Institutions        $   13.6  $   26.4  $   40.0  $   13.0  $   22.4  $   35.4
Corporate                          4.7      19.6      24.3       3.7      19.6      23.3
                              --------  --------  --------  --------  --------  --------
                                  18.3      46.0      64.3      16.7      42.0      58.7
                              --------  --------  --------  --------  --------  --------
Consumer & Middle Market           4.0       0.3       4.3       3.2       0.3       3.5
Leasing Financings                 5.5       0.1       5.6       5.5       0.1       5.6
Commercial Real Estate             1.4       1.4       2.8       1.4       1.2       2.6
Margin loans                       4.7         -       4.7       6.1         -       6.1
                              --------  --------  --------  --------  --------  --------
Total                         $   33.9  $   47.8  $   81.7  $   32.9  $   43.6  $   76.5
                              ========  ========  ========  ========  ========  ========

Financial Institutions
----------------------

     The financial institutions portfolio exposure was $40.0 billion at September 30, 2006, compared to $35.4 billion at December 31, 2005. The increase in exposure from year-end 2005 reflects greater activity in the capital markets in the third quarter of 2006, which drove increased demands
for credit from financial institutions.   These exposures are of high quality
with 85% meeting the investment grade criteria of the Company's rating system. These exposures are generally short-term, with 76% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.


(In billions)
                                September 30, 2006                December 31, 2005
                     --------------------------------------- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Banks                $ 5.0  $     5.1   $  10.1    68%   86% $ 5.0  $     3.8   $    8.8
Securities Industry    3.7        5.6       9.3    84    97    3.4        3.6        7.0
Insurance              0.4        5.8       6.2   100    42    0.4        4.9        5.3
Government             0.1        6.0       6.1    99    61    0.1        4.7        4.8
Asset Managers         4.1        2.0       6.1    85    83    3.8        3.6        7.4
Mortgage Banks         0.2        0.7       0.9    73    50    0.2        0.7        0.9
Endowments             0.1        1.2       1.3   100    61    0.1        1.1        1.2
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $13.6  $    26.4   $  40.0    85%   76% $13.0  $    22.4   $   35.4
                     ===== =========== ========= ===== ===== ===== =========== =========

Corporate
---------

     The corporate portfolio exposure increased to $24.3 billion at September 30, 2006 from $23.3 billion at year-end 2005. Approximately 73% of the portfolio is investment grade while 16% of the portfolio matures within one year.


(In billions)
                               September 30, 2006                  December 31, 2005
                     --------------------------------------- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Media                $ 1.2  $     1.9   $   3.1    60%    8% $ 1.0  $     2.1   $    3.1
Cable                  0.3        0.4       0.7    52     9    0.4        0.5        0.9
Telecom                0.1        0.4       0.5    85     1    0.1        0.4        0.5
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Subtotal            1.6        2.7       4.3    61     7    1.5        3.0        4.5
Energy                 0.6        5.2       5.8    82    12    0.4        4.9        5.3
Retailing              0.2        2.0       2.2    79    26    0.1        2.1        2.2
Automotive (1)         0.1        1.0       1.1    55    35    0.1        1.2        1.3
Healthcare             0.4        1.7       2.1    78    10    0.3        1.7        2.0
Other (2)              1.8        7.0       8.8    73    20    1.3        6.7        8.0
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $ 4.7  $    19.6   $  24.3    73%   16% $ 3.7  $    19.6   $   23.3
                     ===== =========== ========= ===== ===== ===== =========== =========

(1) During the third quarter of 2005, the Company eliminated the Automotive division and transferred the customers to the other geographic lending divisions. The amounts in the table were reconstructed for analytical purposes.

(2) Diversified portfolio of industries and geographies.

     Included in the Company's corporate exposures are automotive and airline exposures. The Company continues to seek to selectively reduce automotive exposures given ongoing weakness in the domestic automotive industry. Total exposures reported in the Automotive Division were down $176 million at September 30, 2006 compared with December 31, 2005. At September 30, 2006, this broadly defined industry portfolio consists of exposures of $182 million to Big Three automotive manufacturing, $179 million to finance subsidiaries, $378 million to highly rated asset-backed securitization vehicles, $245 million to suppliers, and $141 million of other.

     The Company's exposure to the airline industry consists of a $328 million leasing portfolio (including a $17 million real estate lease exposure). The airline-leasing portfolio consists of $128 million to major U.S. carriers, $138 million to foreign airlines and $62 million to U.S. regionals.

     During the third quarter of 2006, the airline industry continued to face liquidity issues driven by persistently high fuel prices and the inability to implement meaningful fare increases. The industry's considerable excess capacity and higher oil prices continue to negatively impact the valuations of aircraft, especially the less fuel-efficient models, in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.

                                       For the Quarter Ended
                         ---------------------------------------------------
Rating(1)                 9/30/06   6/30/06   3/31/06    12/31/05   9/30/05
---------------------    ---------------------------------------------------
AAA to AA-                   77%       77%       77%        74%        71%
A+ to A-                     10        10         8         13         13
BBB+ to BBB-                  7         6         9          9         13
Noninvestment Grade           6         7         6          4          3
                         -------- --------- ---------- --------- ----------
Total                       100%      100%      100%       100%       100%
                         ======== ========= ========== ========= ==========

(1) Represents credit rating agency equivalent of internal credit ratings.

Nonperforming Assets
--------------------

                                                              Change      Percent
                                                            9/30/2006 vs.    Inc/
(Dollars in millions)               9/30/2006   6/30/2006    6/30/2006      (Dec)
                                    ---------   ---------   -----------   --------
Loans:
     Commercial                     $      28   $      10   $        18      180%
     Foreign                               10          10             -        -
                                    ---------   ---------   -----------
  Total Nonperforming Loans                38          20            18       90
  Other Assets Owned                        -          12           (12)
                                    ---------   ---------   -----------
Nonperforming Assets on a
  Continuing Operations Basis              38          32             6       19
                                    ---------   ---------   -----------
Nonperforming Assets Related to
  Discontinued Operations                  25          42           (17)     (40)
                                    ---------   ---------   -----------
  Adjusted Total
    Nonperforming Assets            $      63   $      74   $       (11)     (15)
                                    =========   =========   ===========

Continuing Operations
---------------------
Nonperforming Assets Ratio                0.1%        0.1%
Allowance for Loan
   Losses/Nonperforming Loans             892       1,685
Allowance for Loan
   Losses/Nonperforming Assets            892       1,053
Total Allowance for Credit
   Losses/Nonperforming Loans           1,253       2,400
Total Allowance for Credit
   Losses/Nonperforming Assets          1,253       1,500

Adjusted
--------
Nonperforming Assets Ratio                0.2%        0.2%
Allowance for Loan
   Losses/Nonperforming Loans             651         673
Allowance for Loan
   Losses/Nonperforming Assets            651         564
Total Allowance for Credit
   Losses/Nonperforming Loans             878         915
Total Allowance for Credit
   Losses/Nonperforming Assets            878         766


     The sequential-quarter increase in continuing nonperforming assets primarily reflects the addition of an automotive supplier partially offset by the sale of an aircraft.

Activity in Nonperforming Assets

(In millions)                              Quarter End         Year-to-date
Continuing Operations                  September 30, 2006   September 30, 2006
---------------------                  ------------------   ------------------
Balance at Beginning of Period           $           32       $           39
   Additions                                         21                   33
   Charge-offs                                        -                    -
   Paydowns/Sales                                   (12)                 (31)
   Other                                             (3)                  (3)
                                       ------------------   ------------------
Balance at End of Period                 $           38       $           38
                                       ==================   ==================

     On a continuing operations basis, interest income would have been increased by $0.3 million and $0.2 million for the third quarters of 2006 and 2005 if loans on nonaccrual status at September 30, 2006 and 2005 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $1.1 million and $1.4 million for 2006 and 2005 had loans on nonaccrual status at September 30, 2006 and 2005 been performing for the entire period.

Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                        September 30,     June 30, September 30,
(In millions)                                   2006         2006          2005
                                        ------------  ------------  -----------
Impaired Loans with an Allowance        $         11  $         12  $        18
Impaired Loans without an Allowance(1)            19             -           22
                                        ------------  ------------  -----------
Impaired Loans on a
 Continuing Operations basis                      30            12           40
Impaired Loans related to
 Discontinued Operations                          12            27           30
                                        ------------  ------------  -----------
Adjusted Total Impaired Loans           $         42  $         39  $        70
                                        ============  ============  ===========

Continuing Operations
---------------------
Allowance for Impaired Loans(2)           $        2  $          3  $       5
Average Balance of Impaired Loans
 during the Quarter                               20            15         86
Interest Income Recognized on
 Impaired Loans during the Quarter               0.3             -        0.4

Adjusted
--------
Allowance for Impaired Loans(2)           $        5  $         10  $      20
Average Balance of Impaired Loans
 during the Quarter                               42            42        120
Interest Income Recognized on
 Impaired Loans during the Quarter               0.5           0.5        1.2

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                    September 30,       June 30,  September 30,
(Dollars in millions)                       2006           2006           2005
                                    ------------   ------------   ------------
   Margin Loans                     $      4,719   $      5,096   $      6,320
   Non-Margin Loans                       29,239         30,554         28,038
                                    ------------   ------------   ------------
  Loans on a Continuing
    Operations Basis                      33,958         35,650         34,358

   Margin Loans                                -              -              -
   Non-Margin Loans                        7,768          7,972          7,785
                                    ------------   ------------   ------------
  Loans Related to Discontinued
    Operations                             7,768          7,972          7,785
                                    ------------   ------------   ------------
 Adjusted Total Loans               $     41,726   $     43,622   $     42,143
                                    ============   ============   ============
Continuing Operations
---------------------

  Allowance for Loan Losses         $        339   $        337   $        471
  Allowance for Lending-Related
  Commitments                                137            143            136
                                    ------------   ------------   ------------
  Allowance for Credit Losses
    on a Continuing Operations Basis         476            480            607
                                    ------------   ------------   ------------
Discontinued Operations
-----------------------

  Allowance for Loan Losses                   71             80             90
  Allowance for Lending-Related
  Commitments                                  6              7              9
                                    ------------   ------------   ------------
  Allowance for Credit Losses Related
    to Discontinued Operations                77             87             99
                                    ------------   ------------   ------------
Adjusted Total Allowance for
  Credit Losses                     $        553   $        567   $        706
                                    ============   ============   ============

Continuing Operations
---------------------
Allowance for Loan Losses
  As a Percent of Total Loans               1.00%          0.95%          1.37%
Allowance for Loan Losses
  As a Percent of Non-Margin Loans          1.16           1.10           1.68
Total Allowance for Credit Losses
  As a Percent of Total Loans               1.40           1.35           1.77
Total Allowance for Credit Losses
  As a Percent of Non-Margin Loans          1.63           1.57           2.16

Adjusted
--------
Allowance for Loan Losses
  As a Percent of Total Loans               0.98%          0.96%          1.33%
Allowance for Loan Losses
  As a Percent of Non-Margin Loans          1.11           1.08           1.57
Total Allowance for Credit Losses
  As a Percent of Total Loans               1.33           1.30           1.68
Total Allowance for Credit Losses
  As a Percent of Non-Margin Loans          1.49           1.47           1.97


     On a continuing operations basis, the total allowance for credit losses was $476 million, or 1.40% of total loans at September 30, 2006, compared with $607 million, or 1.77% of total loans at September 30, 2005 and $480 million, or 1.35% of total loans at June 30, 2006. The decline in the allowance from the third quarter of 2005 reflects the charge-off of aircraft leases in the fourth quarter of 2005.

     The Company has $4.7 billion of secured margin loans on its balance sheet at September 30, 2006. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     On a continuing operations basis, the ratio of the total allowance for credit losses to non-margin loans was 1.63% at September 30, 2006, compared with 2.16% at September 30, 2005 and 1.57% at June 30, 2006, reflecting improvement in the credit quality since the third quarter of 2005. The ratio of the allowance for loan losses to nonperforming assets was 892% at September 30, 2006, compared with 796% at September 30, 2005, and 1,053% at June 30, 2006.

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

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses on a continuing operations basis as follows:

                                            September 30,     December 31,
                                                   2006             2005
                                            ------------     -----------
Domestic
   Real Estate                                       1%               1%
   Commercial                                       69               72
   Consumer                                          6                4
Foreign                                              2                3
Unallocated                                         22               20
                                            ------------     -----------
                                                   100%             100%
                                            ============     ===========

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.


Deposits
--------

     On a continuing operations basis, total deposits were $55.0 billion at September 30, 2006, compared with $49.8 billion at December 31, 2005, and $56.7 billion at June 30, 2006. The increase from December 31, 2005 was primarily due to increased market activity levels, compared with year-end 2005 which resulted in higher levels of customer deposits. The sequential-quarter decline was primarily due to a lower volume of securities servicing transactions in the third quarter compared to the second quarter of 2006. Noninterest-bearing deposits were $11.5 billion at September 30, 2006, compared with $12.7 billion at December 31, 2005. Interest-bearing deposits were $43.5 billion at September 30, 2006, compared with $37.1 billion at December 31, 2005.

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

     On a continuing operations basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $14.0 billion and $12.4 billion on an average basis for the first nine months of 2006 and 2005. Average foreign deposits, primarily from the Company's European based securities servicing business, were $32.2 billion and $25.9 billion for the first nine months of 2006 and 2005. The increase in foreign deposits reflects greater liquidity from the Company's corporate trust and custody businesses. Domestic savings and other time deposits were $1.1 billion on an average basis for the first nine months of 2006 compared to $1.0 billion in 2005. On a year-to-date basis, average payables to customers and broker-dealers decreased to $5.0 billion from $6.0 billion in 2005. The decline in payables to customers and broker-dealers reflects the loss of a significant customer at Pershing. Long-term debt averaged $8.2 billion and $7.2 billion for the first nine months of 2006 and 2005, respectively. The increase in long-term debt reflects the movement of Pershing from a subsidiary of the Bank to a subsidiary of the Parent and the building of liquidity to pay debt maturing in 2007. A significant reduction in the Company's securities servicing businesses would reduce its access to deposits.

     The Company's transaction with JPMorgan Chase altered the composition of the balance sheet. When the Acquired Corporate Trust Business is fully integrated in 2007, approximately $14 billion of U.S. dollar retail deposits will have been replaced with approximately $11 billion to $14 billion of institutional corporate trust deposits. Approximately $7 billion to $10 billion of deposits related to the Acquired Corporate Trust Business have not yet transitioned to the Company. These deposits will transition to the Company as regulatory approval is received to operate in certain foreign locations and as the novation process proceeds in other foreign locations. The Company expects the transition will be substantially complete by June
30, 2007. Until the transition is complete, JPMorgan Chase will pay the Company for the net economic value of these deposits. These payments will be recorded in noninterest income. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans sold to JPMorgan Chase will be replaced with liquid assets and securities. Goodwill and intangibles are expected to increase approximately $2.25 billion. As a result of the transaction, the Company expects its balance sheet footings to decline.

     The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At September 30, 2006, the Bank can pay dividends of approximately $718 million to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2006 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $258 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     For the quarter ended September 30, 2006, the Parent's quarterly average commercial paper borrowings were $109 million compared with $231 million in 2005. At September 30, 2006, the Parent had cash of $693 million compared with $409 million at September 30, 2005 and $515 million at June 30, 2006. Net of commercial paper outstanding, the Parent's cash position at September 30, 2006 increased by $391 million compared with September 30, 2005.

     The Parent has a back-up line of credit of $275 million with 14 financial institutions. This line of credit matured in October 2006. There were no borrowings under the line of credit during the third quarters of 2006 and 2005. On October 10, 2006, the Company entered into a new credit agreement of $250 million with 11 financial institutions. This line of credit matures in October 2011.

     The Parent also has the ability to access the capital markets. On June 5, 2006, the Company filed a new S-3 automatic shelf registration statement with the SEC covering its existing debt, preferred stock, trust preferred securities, and common stock.

     Access to the capital markets is partially dependent on the Company's credit ratings, which as of September 30, 2006 were as follows:


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

     The Parent does not have any long-term debt that becomes due in 2006 subsequent to September 30, 2006. The Parent has $700 million of long-term debt that is due in 2007. In addition, the Parent periodically has the option to call $152 million of subordinated debt in the remainder of 2006, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

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

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus trust preferred securities. The Company's double leverage ratio at September 30, 2006 and 2005 was 103% and 104%, respectively. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with five financial institutions matures in March 2007. There were no borrowings against this line of credit during the third quarter of 2006. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $4 million, in aggregate, during the third quarter of 2006.

     Pershing Limited, an indirect subsidiary of the Company, has committed and uncommitted lines in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions mature in March 2007. Average daily borrowings under these lines were $23 million, in aggregate, during the third quarter of 2006. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $48 million, in aggregate, during the third quarter of 2006.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Cash provided by operating activities was $4.8 billion for the first nine months of 2006, compared with $0.2 billion used by operating activities through September 30, 2005. The source of funds in 2006 was principally due to the changes in trading activities and net income. The use of funds from operations in 2005 was principally the result of changes in trading activities.

     In the first nine months of 2006, cash used for investing activities was $6.8 billion as compared to cash used for investing activities in the first nine months of 2005 of $7.0 billion. In the first nine months of 2006, purchases of securities available-for-sale and change in interest-bearing deposits were a significant use of funds. Purchases of securities available-for-sale and principal disbursed on loans to customers were a significant use of funds in 2005.

     Through September 30, 2006, cash provided by financing activities was $1.1 billion, compared to $6.5 billion in the first nine months of 2005. Primary sources of funds in 2006 and 2005 include deposits and proceeds from the issuance of long-term debt. In 2006, these sources were partially offset by declines in federal funds purchased and securities sold under repurchase agreements and payables to customers and broker-dealers.

CAPITAL RESOURCES

     Shareholders' equity was $10,467 million at September 30, 2006, compared with $10,056 million at June 30, 2006, and $9,876 million at December 31, 2005. During the third quarter of 2006, the Company retained $184 million of earnings. In October 2006, the Company declared a quarterly common stock dividend of 22 cents per share. Accumulated other comprehensive income increased $165 million from June 30, 2006, primarily reflecting lower unrealized mark-to-market losses in the securities available-for-sale portfolio.

     In the third quarter of 2006, the Company issued $90 million of callable medium-term subordinated notes bearing interest at rates from 5.75% to 6.35%. The notes are due in 2021 and 2031 and are callable by the Company after three to five years. The notes qualify as Tier 2 capital.

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, the Bank must, among other things, qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of September 30, 2006 and 2005, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                   September 30, 2006  September 30, 2005                  Well      Adequately
                   ------------------  ------------------     Company  Capitalized  Capitalized
                    Company    Bank    Company      Bank      Targets   Guidelines   Guidelines
                   ---------  -------  ---------  -------  ----------  -----------  -----------
Tier 1 (1)             8.17%    8.85%      7.93%    8.37%       7.75%           6%           4%
Total Capital (2)     12.32    11.59      12.20    11.52       11.75           10            8
Leverage               6.56     7.15       6.59     7.01                        5          3-5
TCE                    5.58     6.77       5.32     6.29        5.00          N.A.         N.A.

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

     The Company's Tier 1 capital and Total Capital ratios were 8.17% and 12.32% at September 30, 2006, compared with 7.93% and 12.20% at September 30, 2005, and 7.96% and 12.06% at June 30, 2006. The leverage ratio was 6.56% at September 30, 2006, compared with 6.59% at September 30, 2005, and 6.22% at June 30, 2006. The Company's TCE as a percentage of total assets was 5.58% at September 30, 2006, compared with 5.32% at September 30, 2005, and 5.07% at June 30, 2006. The Company's Acquired Corporate Trust Business and certain accounting charges, in the fourth quarter of 2006 and the first quarter of 2007, will reduce the Company's TCE ratio to a range of 4.25-4.75%. The Company expects its TCE ratio to return to its target level in the fourth quarter of 2007. The TCE ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other things. The balance sheet size fluctuates from quarter to quarter based on levels of market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole, are higher to finance these activities. For year-end 2006 and quarter-ends in 2007, the size of the balance sheet will depend on the novation of deposits and the receipt of approval to open new subsidiaries related to the Acquired Corporate Trust Business.

     A billion dollar change in assets changes the TCE ratio by 5 basis points while a $100 million change in common equity changes the TCE ratio by 10 basis points.

     On October 3, 2006, pursuant to a 10b5-1 plan, the Company repurchased 10 million shares of its common stock at an initial price of $35.33 from a broker-dealer counterparty who borrowed the shares, as part of an accelerated share repurchase program. The repurchase was triggered by the announcement of the closing of the BNY ConvergEx transaction. The initial price is subject to a purchase price adjustment based on the price the counterparty pays for the Company's shares it purchases over time in the open market to cover the borrowed shares. Also on October 3, 2006, the Company repurchased an additional 2.1 million shares pursuant to a commitment previously entered into.

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

     The following table presents the components of the Company's risk-based capital at September 30, 2006 and 2005:

                                                           September 30,
                                                        ------------------
(In millions)                                             2006       2005
                                                        -------    -------
Shareholders' Equity                                    $10,467    $ 9,608
Securities Valuation Allowance                               (8)        23
Trust Preferred Securities                                1,150      1,150
Adjustments: Intangibles                                 (4,779)    (4,421)
             Merchant Banking Investments                   (20)        (8)
                                                        -------    -------
Tier 1 Capital                                            6,810      6,352
                                                        -------    -------
Qualifying Subordinated Debt                              2,902      2,709
Qualifying Allowance for Loan Losses                        553        706
                                                        -------    -------
Tier 2 Capital                                            3,455      3,415
                                                        -------    -------
Total Risk-Based Capital                                $10,265    $ 9,767
                                                        =======    =======
Risk-Adjusted Assets                                    $83,316    $80,065
                                                        =======    =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at September 30, 2006 and 2005 are as follows:


                                    September 30, 2006         3Q06 Average
                                --------------------------- ------------------
(In millions)                   Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest Rate Contracts:
  Futures and Forward
    Contracts                   $ 74,313 $    - $         - $    - $         -
  Swaps                          310,105  1,192         741  1,562       1,068
  Written Options                207,219      -         856      -         929
  Purchased Options              169,122    211           -    215           -
Foreign Exchange Contracts:
  Swaps                            2,531      -           -      -           -
  Written Options                  9,266      -          52      -         127
  Purchased Options               11,719     45           -    192           -
  Commitments to Purchase
   and Sell Foreign Exchange      91,790     15          37    126         196
Debt Securities                        -  1,618         188  2,487         209
Credit Derivatives                 1,539      3           9      3           9
Equities                          13,044    182         219    127         135
                                         ------ ----------- ------ -----------
Total Trading Account                    $3,266 $     2,102 $4,712 $     2,673
                                         ====== =========== ====== ===========

                                    September 30, 2005         3Q05 Average
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

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.

(Dollars in millions)                  3rd Quarter 2006               Year-to-date 2006
                                ---------------------------  ---------------------------   -------
                                Average   Minimum   Maximum  Average   Minimum   Maximum   9/30/06
                                -------   -------   -------  -------   -------   -------   -------
Interest rate                   $   2.7   $   1.9   $   3.7  $   2.9   $   1.9   $   7.6   $   2.5
Foreign Exchange                    1.0       0.6       1.7      1.1       0.6       1.8       1.0
Equity                              1.1       0.5       2.6      1.0       0.5       3.7       1.3
Credit Derivatives                  0.9       0.7       2.2      1.0       0.6       2.2       0.7
Diversification                    (1.6)       NM        NM     (1.6)       NM        NM      (1.6)
Overall Portfolio                   4.1       3.0       5.8      4.4       3.0       6.7       3.9



(Dollars in millions)                  3rd Quarter 2005               Year-to-date 2005
                                ---------------------------  ---------------------------   -------
                                Average   Minimum   Maximum  Average   Minimum   Maximum   9/30/05
                                -------   -------   -------  -------   -------   -------   -------
Interest rate                   $   2.7   $   1.8   $   4.4  $   2.8   $   1.8   $   4.6   $   3.7
Foreign Exchange                    1.1       0.4       2.9      1.6       0.4       4.1       0.8
Equity                              0.5       0.3       0.8      0.6       0.3       1.1       0.7
Credit Derivatives                  1.2       0.9       1.8      1.6       0.9       2.1       1.0
Diversification                    (1.0)       NM        NM     (1.3)       NM        NM      (1.2)
Overall Portfolio                   4.5       3.2       7.0      5.3       3.2       9.1       5.0

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


     During the third quarter of 2006, interest rate risk generated approximately 44% of average VAR, credit derivatives generated 21% of average VAR, foreign exchange accounted for 16% of average VAR, and equity generated 19% of average VAR. During the third quarter and first nine months of 2006, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days on which the Company's trading revenues fell within particular ranges during the past year.

Distribution of Revenues(1)
--------------------------
                                       For the Quarter Ended
                          --------------------------------------------------
Revenue Range              9/30/06  6/30/06   3/31/06    12/31/05   9/30/05
                          --------------------------------------------------
(Dollars in millions)                  Number of Occurrences
----------------------    --------- --------- --------- ---------- ---------
Less than $(2.5)               0         0         0          0         0
$(2.5)~ $ 0                    3         2         4          3         3
$ 0   ~ $ 2.5                 52        39        40         44        51
$ 2.5 ~ $ 5.0                  8        21        18         14         8
More than $5.0                 0         2         0          0         2

(1) Based on revenues before deducting share of joint venture partner, Susquehanna Trading.

ASSET/LIABILITY MANAGEMENT

     The Company's asset/liability management activities include lending, investing in securities, accepting deposits, raising money as needed to fund assets, and processing securities and other transactions. The market risks that arise from these activities are interest rate risk, and to a lesser degree, foreign exchange risk. The Company's primary market risk is exposure to movements in U.S. dollar interest rates. Exposure to movements in foreign currency interest rates also exists, but to a lower degree. The
Company actively manages interest rate sensitivity. In addition to gap analysis, the Company uses earnings simulation and discounted cash flow models to identify interest rate exposures.

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

(Dollars in millions)                             Estimated Changes
                                                in Net Interest Income
                                        --------------------------------------
                                              Pro forma          Adjusted
                                        September 30, 2006     June 30, 2006
                                             $         %         $        %
                                        --------- --------   ---------- ------
 +200 Basis Point Ramp vs. Stable Rate  $    (4)     (0.2)%  $   (62)    (3.0)%
 +100 Basis Point Ramp vs. Stable Rate        7       0.4        (28)    (1.3)
 -100 Basis Point Ramp vs. Stable Rate      (11)     (0.6)        15      0.7
 -200 Basis Point Ramp vs. Stable Rate      (37)     (2.0)         9      0.5

     The pro forma data in the above table reflects the swap with JPMorgan Chase as if the transaction was fully integrated into the Company on September 30, 2006. The Company's swap with JPMorgan Chase would have resulted in a more liability-sensitive balance sheet because corporate trust liabilities reprice more quickly than retail deposits. Among other actions, the Company restructured its investment portfolio to readjust its interest rate sensitivity.

     The base case scenario Fed Funds rate in the September 30, 2006 analysis and the June 30, 2006 analysis was 5.25%. The 100 basis point ramp scenarios assumes short-term rates change 25 basis points in each of the next four quarters, while the 200 basis point ramp scenarios assumes a 50 basis point per quarter change. Both the +100 basis point and the +200 basis point September 30, 2006 scenarios assume parallel shifts of the yield curve. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

     The above table relies on certain critical assumptions including depositors' behavior related to interest rate fluctuations and the prepayment and extension risk in certain of the Company's assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

STATISTICAL INFORMATION

Operating Leverage
------------------
     Operating leverage is measured by comparing the rate of increase in revenue to the rate of increase in expenses. The tables below show the computation of operating leverage. The 2006 results are also computed excluding merger and integration costs and one-time costs associated with SFAS 123(R). The Company believes excluding these costs provides the reader with supplemental information with which to assess the Company's future performance.



Including Merger and Integration Costs

3Q06 vs. 3Q05
-------------

(Dollars in million)
                           Continuing Operations                Adjusted (a)
                    --------------------------------  ----------------------------
                     3Q 2006    3Q 2005  % Change     3Q 2006   3Q 2005   % Change
                     -------    -------  --------     -------   --------  --------

Noninterest Income   $ 1,259    $ 1,185      6.2%     $ 1,325   $ 1,248       6.2%
Net Interest Income      351        346      1.4          506       492       2.8
Total Revenue          1,610      1,531      5.2        1,831     1,740       5.2
Total Expense          1,192      1,031     15.6        1,318     1,135      16.1
Operating Leverage                         (10.4)%                          (10.9)%
                                           ======                           ======


3Q06 vs. 2Q06
-------------


(Dollars in million)
                           Continuing Operations                Adjusted (a)
                    ---------------------------------   -----------------------------
                     3Q 2006    2Q 2006    % Change     3Q 2006    2Q 2006   % Change
                     -------    --------   --------     -------   --------   --------
Noninterest Income   $ 1,259    $ 1,366       (7.8)%    $ 1,325   $ 1,426      (7.1)%
Net Interest Income      351        358       (2.0)         506       512      (1.2)
Total Revenue          1,610      1,724       (6.6)       1,831     1,938      (5.5)
Total Expense          1,192      1,134        5.1        1,318     1,248       5.6
Operating Leverage                           (11.7)%                          (11.1)%
                                             ======                           ======


YTD 2006 vs. YTD 2005
---------------------

(Dollars in million)
                           Continuing Operations                Adjusted (a)
                    ------------------------------    ------------------------------
                     YTD 2006   YTD 2005  % Change    YTD 2006   YTD 2005   % Change
                     --------   --------  --------    --------   --------   --------
Noninterest Income   $ 3,886    $ 3,495      11.2%    $ 4,083    $ 3,682       10.9%
Net Interest Income    1,048        996       5.2       1,506      1,417        6.3
Total Revenue          4,934      4,491       9.9       5,589      5,099        9.6
Total Expense          3,391      3,023      12.2       3,744      3,335       12.3
Operating Leverage                           (2.3)%                            (2.7)%
                                             =====                             =====


(a)  Adjusted combines continuing and discontinued operations.

Excluding Merger and Integration Costs

3Q06 vs. 3Q05
-------------

(Dollars in million)
                           Continuing Operations                Adjusted (a)
                    --------------------------------  ----------------------------
                     3Q 2006    3Q 2005  % Change     3Q 2006   3Q 2005   % Change
                     -------    -------  --------     -------   --------  --------

Noninterest Income   $ 1,259    $ 1,185      6.2%     $ 1,325  $ 1,248        6.2%
Net Interest Income      351        346      1.4          506      492        2.8
Total Revenue          1,610      1,531      5.2        1,831    1,740        5.2
Total Expense          1,103      1,031      7.0        1,208    1,135        6.4
Operating Leverage                          (1.8)%                           (1.2)%
                                            =====                            =====


3Q06 vs. 2Q06
-------------

 (Dollars in million)
                           Continuing Operations                        Adjusted (a)
                    -----------------------------------   --------------------------------
                     3Q 2006    2Q 2006(b)   % Change     3Q2006     2Q 2006(b)   % Change
                     -------    ----------   --------     -------   -----------   --------
Noninterest Income   $ 1,259    $ 1,366         (7.8)%    $ 1,325   $ 1,426          (7.1)%
Net Interest Income      351        358         (2.0)         506       512          (1.2)
Total Revenue          1,610      1,724         (6.6)       1,831     1,938          (5.5)
Total Expense          1,103      1,117         (1.3)       1,208     1,231          (1.9)
Operating Leverage                              (5.3)%                               (3.6)%
                                                =====                                =====


YTD 2006 vs. YTD 2005
---------------------

(Dollars in million)
                           Continuing Operations                       Adjusted (a)
                    --------------------------------    -----------------------------------
                     YTD 2006(b)  YTD 2005  % Change    YTD 2006(b)     YTD 2005   % Change
                     -----------  --------  --------    ------------    --------   --------
Noninterest Income   $ 3,886      $ 3,495      11.2%    $ 4,083         $ 3,682       10.9%
Net Interest Income    1,048          996       5.2       1,506           1,417        6.3
Total Revenue          4,934        4,491       9.9       5,589           5,099        9.6
Total Expense          3,285        3,023       8.7       3,617           3,335        8.5
Operating Leverage                              1.2%                                   1.1%
                                               =====                                  =====



(a)  Adjusted combines continuing and discontinued operations.
(b) Excludes the $12 million impact related to SFAS 123 (R) and charges and accounting changes resulting from the JPMorgan Chase transaction.

Average Balances and Rates on a Taxable Equivalent Basis
--------------------------------------------------------

                                                     THE BANK OF NEW YORK COMPANY, INC.
                                             Average Balances and Rates on a Taxable Equivalent Basis
                                                            (Dollars in millions)


                                             For the three months          For the three months
                                           ended  September 30, 2006     ended  September 30, 2005
                                         ----------------------------  ----------------------------
                                          Average             Average   Average             Average
                                          Balance   Interest   Rate     Balance   Interest   Rate
                                         ---------  --------  -------  ---------  --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                     $  16,033  $    166    4.11%  $   8,629  $     68    3.13%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           1,907        22    4.63       2,197        18    3.32
Margin Loans                                 5,158        85    6.54       6,392        71    4.40
Non-Margin Loans
 Domestic Offices                           17,258       199    4.61      15,293       151    3.96
 Foreign Offices                            11,136       168    5.96      10,561       121    4.53
                                         ---------  --------           ---------  --------
   Total Non-Margin Loans                   28,394       367    5.14      25,854       272    4.19
                                         ---------  --------           ---------  --------
Securities
 U.S. Government Obligations                   198         2    4.24         228         2    3.55
 U.S. Government Agency Obligations          3,427        42    4.95       3,956        41    4.19
 Obligations of States and
  Political Subdivisions                        99         2    8.67         134         3    9.40
 Other Securities                           18,395       251    5.48      17,109       187    4.38
 Trading Securities                          2,477        30    4.69       3,361        38    4.49
                                         ---------  --------           ---------  --------
   Total Securities                         24,596       327    5.33      24,788       271    4.38
                                         ---------  --------           ---------  --------
Total Interest-Earning Assets               76,088       967    5.07      67,860       700    4.12
                                                    --------                      --------
Allowance for Credit Losses                   (346)                         (471)
Cash and Due from Banks                      2,226                         2,423
Other Assets                                17,611                        16,170
Assets of Discontinued Operations
 Held for Sale                              13,285       193    5.83      14,929       177    4.70
                                         ---------  --------           ---------  --------
   TOTAL ASSETS                          $ 108,864  $  1,160           $ 100,911   $   877
                                         =========  =========          =========   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts              $   5,117  $     36    2.83%  $   6,210  $     29    1.84%
 Savings                                       460         1    0.74         614         1    0.77
 Certificates of Deposit of
  $100,000 & Over                            4,310        59    5.42       3,124        28    3.57
 Other Time Deposits                           294         4    5.03         783         7    3.37
 Foreign Offices                            33,724       291    3.43      25,887       152    2.33
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Deposits           43,905       391    3.54      36,618       217    2.35
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                  2,728        34    5.02       1,245         9    2.96
Other Borrowed Funds                         1,834        27    5.99       1,716        13    3.10
Payables to Customers and Broker-Dealers     4,657        42    3.62       5,714        35    2.41
Long-Term Debt                               8,339       115    5.37       7,568        73    3.81
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Liabilities        61,463       609    3.93      52,861       347    2.60
                                                    --------                      --------
Noninterest-Bearing Deposits                10,687                        10,333
Other Liabilities                           13,167                        13,224
Common Shareholders' Equity                 10,262                         9,564
Liabilities of Discontinued Operations
 Held for Sale                              13,285        38    1.15      14,929        31    0.83
                                         ---------  --------           ---------  --------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 108,864  $    647           $ 100,911   $   378
                                         =========  =========          =========   =======
Interest Earnings
 and Interest Rate Spread (Continuing)              $    358    1.14%             $    353    1.52%
                                                    ========  =======             ========  =======
Net Interest Margin (Continuing)                                1.89%                         2.09%
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

                                                         THE BANK OF NEW YORK COMPANY, INC.
                                               Average Balances and Rates on a Taxable Equivalent Basis
                                                              (Dollars in millions)


                                             For the nine months         For the nine months
                                          ended September 30, 2006      ended September 30, 2005
                                        ----------------------------  -----------------------------
                                          Average            Average  Average              Average
                                          Balance  Interest   Rate    Balance    Interest   Rate
                                        ---------  --------  -------  ---------  --------  -------
ASSETS
------
Interest-Bearing
 Deposits in Banks
 (primarily foreign)                     $  12,720  $    372    3.91%  $   9,207  $    206    2.99%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           1,775        52    3.99       2,610        51    2.59
Margin Loans                                 5,438       247    6.08       6,380       188    3.94
Non-Margin Loans
 Domestic Offices                           16,453       559    4.54      15,054       427    3.78
 Foreign Offices                            11,140       468    5.61      10,336       322    4.16
                                         ---------  --------           ---------  --------
   Total Non-Margin Loans                   27,593     1,027    4.97      25,390       749    3.94
                                         ---------  --------           ---------  --------
Securities
 U.S. Government Obligations                   213         7    4.23         289         7    3.23
 U.S. Government Agency Obligations          3,795       132    4.65       3,690       110    3.97
 Obligations of States and
  Political Subdivisions                       109         7    8.42         147        10    9.06
 Other Securities                           18,717       728    5.19      15,732       498    4.22
 Trading Securities                          3,878       132    4.55       3,084        99    4.30
                                         ---------  --------           ---------  --------
   Total Securities                         26,712     1,006    5.03      22,942       724    4.21
                                         ---------  --------           ---------  --------
Total Interest-Earning Assets               74,238     2,704    4.87      66,529     1,918    3.85
                                                    --------                      --------
Allowance for Credit Losses                   (341)                         (473)
Cash and Due from Banks                      3,187                         2,752
Other Assets                                17,532                        16,095
Assets of Discontinued Operations
 Held for Sale                              13,856       568    5.48      15,309       504    4.40
                                         ---------  --------           ---------  --------
   TOTAL ASSETS                          $ 108,472  $  3,272           $ 100,212   $ 2,422
                                         =========  ========           =========   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts              $   5,251  $    101    2.57%  $   6,263  $     74    1.57%
 Savings                                       461         4    1.29         624         4    0.84
 Certificates of Deposit of
  $100,000 & Over                            4,221       159    5.03       3,016        70    3.10
 Other Time Deposits                           629        22    4.67         352         8    3.08
 Foreign Offices                            32,176       751    3.12      25,896       413    2.13
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Deposits           42,738     1,037    3.25      36,151       569    2.10
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                                  2,532        88    4.65       1,262        23    2.44
Other Borrowed Funds                         2,045        69    4.54       1,831        33    2.43
Payables to Customers and Broker-Dealers     4,972       124    3.34       6,025        88    1.95
Long-Term Debt                               8,167       317    5.13       7,223       187    3.43
                                         ---------  --------           ---------  --------
  Total Interest-Bearing Liabilities        60,454     1,635    3.61      52,492       900    2.29
                                                    --------                      --------
Noninterest-Bearing Deposits                10,561                         9,910
Other Liabilities                           13,589                        13,104
Common Shareholders' Equity                 10,012                         9,397
Liabilities of Discontinued Operations
 Held for Sale                              13,856       111    1.07      15,309        83    0.73
                                         ---------  --------           ---------  --------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 108,472  $  1,746           $ 100,212   $   983
                                         =========  ========           =========   =======
Interest Earnings
 and Interest Rate Spread (Continuing)              $  1,069    1.26%              $ 1,018    1.56%
                                                    ========  =======              =======  =======
Net Interest Margin (Continuing)                                1.93%                         2.04%
                                                              =======                       =======

(1) Average balances and rates have been impacted by allocations made to match assets of discontinued
operations held for sale with liabilities of discontinued operations held for sale.

SUPPLEMENTAL DATA


                                                       THE BANK OF NEW YORK COMPANY, INC.
                                      Adjusted(1) Average Balances and Rates on a Taxable Equivalent Basis
                                                              (Dollars in millions)

                                                 For the three months       For the three months
                                              ended September 30, 2006    ended September 30, 2005
                                           ----------------------------  ---------------------------
                                             Average            Average  Average            Average
                                             Balance  Interest   Rate    Balance  Interest   Rate
                                           ---------  --------  -------  -------  --------  -------
ASSETS
------
Interest-Bearing Deposits in Banks
(primarily foreign)                        $  16,033  $    166    4.11%  $ 8,629  $     68    3.13%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements             3,006        37    4.89     4,465        38    3.37
Margin Loans                                   5,158        85    6.54     6,392        71    4.40
Non-Margin Loans
 Domestic Offices                             25,174       343    5.44    22,955       271    4.69
 Foreign Offices                              11,135       168    5.96    10,561       121    4.53
                                           ---------  --------           -------  --------
   Total Non-Margin Loans                     36,309       511    5.60    33,516       392    4.64
                                           ---------  --------           -------  --------
Securities
 U.S. Government Obligations                     198         2    4.24       228         2    3.55
 U.S. Government Agency Obligations            3,427        42    4.95     3,956        41    4.19
 Obligations of States and
  Political Subdivisions                         220         4    7.06       231         4    6.59
 Other Securities                             21,616       284    5.26    21,227       224    4.23
 Trading Securities                            2,477        30    4.69     3,361        38    4.49
                                           ---------  --------           -------  --------
   Total Securities                           27,938       362    5.18    29,003       309    4.27
                                           ---------  --------           -------  --------
Total Interest-Earning Assets                 88,444     1,161    5.23    82,005       878    4.25
                                                      --------                    --------
Allowance for Credit Losses                     (417)                       (562)
Cash and Due from Banks                        2,777                       2,974
Other Assets                                  18,060                      16,494
                                            --------                    --------
 TOTAL ASSETS                               $108,864                    $100,911
                                            ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts                 $  5,586  $     37    2.64%  $ 6,827  $     30    1.74%
 Savings                                       7,379        32    1.71     8,637        27    1.23
 Certificates of Deposit of
  $100,000 & Over                              4,323        59    5.41     3,137        28    3.56
 Other Time Deposits                           1,052        10    3.74     1,529        11    2.84
 Foreign Offices                              33,724       291    3.43    25,887       152    2.33
                                           ---------  --------           -------  --------
  Total Interest-Bearing Deposits             52,064       429    3.27    46,017       248    2.14
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements              2,728        34    5.02     1,245         9    2.96
Other Borrowed Funds                           1,834        27    5.99     1,716        13    3.10
Payables to Customers and Broker-Dealers       4,657        42    3.62     5,714        35    2.41
Long-Term Debt                                 8,340       115    5.37     7,568        73    3.81
                                           ---------  --------           -------  --------
  Total Interest-Bearing Liabilities          69,623       647    3.69    62,260       378    2.41
                                                      --------                    --------
Noninterest-Bearing Deposits                  15,743                      15,815
Other Liabilities                             13,236                      13,272
Common Shareholders' Equity                   10,262                       9,564
                                            --------                    --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $108,864                    $100,911
                                            ========                    ========
Interest Earnings
 and Interest Rate Spread                             $    514    1.54%           $    500    1.84%
                                                      ========  =======           ========  =======
Net Interest Margin                                               2.33%                       2.42%
                                                                =======                     =======

Note:
(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.

                                                           THE BANK OF NEW YORK COMPANY, INC.
                                      Adjusted (1) Average Balances and Rates on a Taxable Equivalent Basis
                                                              (Dollars in millions)

                                                 For the nine months         For the nine months
                                              ended September 30, 2006    ended September 30, 2005
                                             --------------------------  ---------------------------
                                             Average            Average  Average            Average
                                             Balance  Interest   Rate    Balance  Interest   Rate
                                             -------  --------  -------  -------  --------  -------
ASSETS
------
Interest-Bearing Deposits in Banks
(primarily foreign)                        $  12,720  $    372    3.91%  $ 9,207  $    206    2.99%
Federal Funds Sold and Securities
 Purchased Under Resale Agreements             3,098       102    4.42     4,813       102    2.82
Margin Loans                                   5,438       247    6.08     6,380       188    3.94
Non-Margin Loans
 Domestic Offices                             24,349       973    5.34    22,606       760    4.50
 Foreign Offices                              11,140       468    5.61    10,336       322    4.17
                                            --------  --------          --------  --------
   Total Non-Margin Loans                     35,489     1,441    5.43    32,942     1,082    4.39
                                            --------  --------          --------  --------
Securities
 U.S. Government Obligations                     213         7    4.23       289         7    3.23
 U.S. Government Agency Obligations            3,795       132    4.65     3,690       110    3.97
 Obligations of States and
  Political Subdivisions                         220        11    6.87       214        11    7.03
 Other Securities                             22,395       831    4.94    20,449       617    4.02
 Trading Securities                            3,878       132    4.55     3,084        98    4.30
                                            --------  --------          --------  --------
   Total Securities                           30,501     1,113    4.87    27,726       843    4.06
                                            --------  --------          --------  --------
Total Interest-Earning Assets                 87,246     3,275    5.01    81,068     2,421    3.99
                                                      --------                    --------
Allowance for Credit Losses                     (418)                       (578)
Cash and Due from Banks                        3,784                       3,342
Other Assets                                  17,860                      16,380
                                            --------                    --------
   TOTAL ASSETS                             $108,472                    $100,212
                                            ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-Bearing Deposits
 Money Market Rate Accounts                 $  5,795  $    103    2.40%  $ 6,939  $     77    1.49%
 Savings                                       7,786        95    1.63     8,824        72    1.09
 Certificates of Deposit of
  $100,000 & Over                              4,233       159    5.02     3,028        70    3.09
 Other Time Deposits                           1,377        39    3.77     1,101        20    2.37
 Foreign Offices                              32,176       751    3.12    25,896       413    2.13
                                            --------  --------          --------  --------
  Total Interest-Bearing Deposits             51,367     1,147    2.99    45,788       652    1.90
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements              2,532        88    4.65     1,262        23    2.44
Other Borrowed Funds                           2,045        70    4.54     1,831        33    2.43
Payables to Customers and Broker-Dealers       4,972       124    3.34     6,025        88    1.95
Long-Term Debt                                 8,166       317    5.12     7,223       187    3.42
                                            --------  --------          --------  --------
  Total Interest-Bearing Liabilities          69,082     1,746    3.37    62,129       983    2.12
                                                      --------                    --------
Noninterest-Bearing Deposits                  15,733                      15,533
Other Liabilities                             13,645                      13,153
Common Shareholders' Equity                   10,012                       9,397
                                            --------                    --------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $108,472                    $100,212
                                            ========                    ========
Interest Earnings
 and Interest Rate Spread                             $  1,529    1.64%           $  1,438    1.87%
                                                      ========  =======           ========  =======
Net Interest Margin                                               2.34%                       2.37%
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


                                         THE BANK OF NEW YORK COMPANY, INC.
                                Consolidated Statements of Income- Supplemental Data
                                  (Dollars in millions, except per share amounts)
                                                   (Unaudited)


                                        Quarter Ended September 30, 2006
                                 --------------------------------------------

                                   Continuing     Discontinued   Adjusted
                                   Operations     Operations     Results(1)
                                   ----------     ------------   ----------

Net Interest Income                   $ 351          $ 155       $ 506
-------------------
Provision for Credit Losses              (4)            (1)         (5)
                                      -----          -----       -----
Net Interest Income After
    Provision for
      Credit Losses                     355            156         511
                                      -----          -----       -----
Noninterest Income
------------------
Servicing Fees
 Securities                             839              -         839
 Global Payment Services                 66              8          74
                                      -----          -----       -----
                                        905              8         913
Private Banking and
  Asset Management Fees                 134             11         145
Service Charges and Fees                 52             38          90
Foreign Exchange and Other
  Trading Activities                     84              2          86
Securities Gains                         21              -          21
Other                                    63              7          70
                                      -----          -----       -----
    Total Noninterest Income          1,259             66       1,325
                                      -----          -----       -----
Noninterest Expense
-------------------
Salaries and Employee Benefits          644             62         706
Net Occupancy                            70             18          88
Furniture and Equipment                  46              2          48
Clearing                                 47              -          47
Sub-custodian Expenses                   31              -          31
Software                                 53              1          54
Communications                           26              1          27
Amortization of Intangibles              14              -          14
Merger and Integration Costs             89             21         110
Other                                   172             21         193
                                      -----          -----       -----
    Total Noninterest Expense         1,192            126       1,318
                                      -----          -----       -----
Income Before Income Taxes, Including
  Merger and Integration Costs          422             96         518
Income Taxes                            124             42         166
                                      -----          -----       -----
Net Income Including Merger             298             54         352
  and Integration Costs
Merger and Integration Costs, Net
  of Taxes                               62             12          74
                                      -----          -----       -----
Net Income Excluding Merger
  and Integration Costs               $ 360          $  66       $ 426
                                      =====          =====       =====

Diluted Earnings Per Share            $0.39          $0.07       $0.46
Diluted Earnings Per Share Excluding
  Merger and Integration Costs        $0.47          $0.09       $0.56

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

                                      THE BANK OF NEW YORK COMPANY, INC.
                             Consolidated Statements of Income- Supplemental Data
                                 (Dollars in millions, except per share amounts)
                                                  (Unaudited)


                                         Quarter Ended September 30, 2005
                                 --------------------------------------------

                                   Continuing     Discontinued   Adjusted
                                   Operations     Operations     Results(1)
                                   ----------     ------------   ----------

Net Interest Income                   $ 346          $ 146       $ 492
-------------------
Provision for Credit Losses              10              -          10
                                      -----          -----       -----
Net Interest Income After
    Provision for
      Credit Losses                     336            146         482
                                      -----          -----       -----
Noninterest Income
------------------
Servicing Fees
 Securities                             806              -         806
 Global Payment Services                 67              8          75
                                      -----          -----       -----
                                        873              8         881
Private Banking and
  Asset Management Fees                 109             11         120
Service Charges and Fees                 54             39          93
Foreign Exchange and Other
  Trading Activities                     90              3          93
Securities Gains                         15              -          15
Other                                    44              2          46
                                      -----          -----       -----
    Total Noninterest Income          1,185             63       1,248
                                      -----          -----       -----
Noninterest Expense
-------------------
Salaries and Employee Benefits          585             59         644
Net Occupancy                            60             19          79
Furniture and Equipment                  50              2          52
Clearing                                 49              -          49
Sub-custodian Expenses                   25              -          25
Software                                 54              -          54
Communications                           23              1          24
Amortization of Intangibles              10              -          10
Other                                   175             23         198
                                      -----          -----       -----
    Total Noninterest Expense         1,031            104       1,135
                                      -----          -----       -----
Income Before Income Taxes              490            105         595
Income Taxes                            157             49         206
                                      -----          -----       -----
Net Income                            $ 333          $  56       $ 389
                                      =====          =====       =====

Diluted Earnings Per Share            $0.44          $0.07       $0.51

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


                                      THE BANK OF NEW YORK COMPANY, INC.
                             Consolidated Statements of Income- Supplemental Data
                                (Dollars in millions, except per share amounts)
                                                (Unaudited)




                                         Quarter Ended June 30, 2006
                                 --------------------------------------------

                                   Continuing     Discontinued   Adjusted
                                   Operations     Operations     Results(1)
                                   ----------     ------------   ----------

Net Interest Income                   $ 358          $ 154       $ 512
-------------------
Provision for Credit Losses              (1)             1           -
                                      -----          -----       -----
Net Interest Income After
    Provision for
      Credit Losses                     359            153         512
                                      -----          -----       -----
Noninterest Income
------------------
Servicing Fees
 Securities                             909              -         909
 Global Payment Services                 63              7          70
                                      -----          -----       -----
                                        972              7         979
Private Banking and
  Asset Management Fees                 138             12         150
Service Charges and Fees                 53             38          91
  Trading Activities                    130              2         132
Securities Gains                         23              -          23
Other                                    50              1          51
                                      -----          -----       -----
    Total Noninterest Income          1,366             60       1,426
                                      -----          -----       -----
Noninterest Expense
-------------------
Salaries and Employee Benefits          656             67         723
Net Occupancy                            68             18          86
Furniture and Equipment                  48              2          50
Clearing                                 53              -          53
Sub-custodian Expenses                   36              -          36
Software                                 53              -          53
Communications                           22              1          23
Amortization of Intangibles              15              -          15
Other                                   183             26         209
                                      -----          -----       -----
    Total Noninterest Expense         1,134            114       1,248
                                      -----          -----       -----
Income Before Income Taxes              591             99         690
Income Taxes                            200             42         242
                                      -----          -----       -----
Net Income                            $ 391          $  57       $ 448
                                      =====          =====       =====

Diluted Earnings Per Share            $0.52          $0.07       $0.59

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

                                                    THE BANK OF NEW YORK COMPANY, INC.
                                          Consolidated Statements of Income- Supplemental Data
                                              (Dollars in millions, except per share amounts)
                                                                    (Unaudited)


                                                            Adjusted Results (1)
                                 -------------------------------------------------------------------
                                                  Quarter Ended                  9/30/06    9/30/06
                                  September 30,  September 30,     June 30,         vs.        vs.
                                      2006           2005           2006         9/30/05    6/30/06
                                  -------------  -------------   ----------    ----------  ---------

Net Interest Income                   $ 506          $ 492         $ 512             3%        (1)%
-------------------
Provision for Credit Losses              (5)            10             -
                                      -----          -----         -----
Net Interest Income After
    Provision for
      Credit Losses                     511            482           512             6          -
                                      -----          -----         -----
Noninterest Income
------------------
Servicing Fees
 Securities                             839            806           909             4         (8)
 Global Payment Services                 74             75            70            (1)         6
                                      -----          -----         -----
                                        913            881           979             4         (7)
Private Banking and
  Asset Management Fees                 145            120           150            21         (3)
Service Charges and Fees                 90             93            91            (3)        (1)
Foreign Exchange and Other
  Trading Activities                     86             93           132            (8)       (35)
Securities Gains                         21             15            23            40         (9)
Other                                    70             46            51            52         37
                                      -----          -----         -----
    Total Noninterest Income          1,325          1,248         1,426             6         (7)
                                      -----          -----         -----
Noninterest Expense
-------------------
Salaries and Employee Benefits          706            644           723            10         (2)
Net Occupancy                            88             79            86            11          2
Furniture and Equipment                  48             52            50            (8)        (4)
Clearing                                 47             49            53            (4)       (11)
Sub-custodian Expenses                   31             25            36            24        (14)
Software                                 54             54            53             -          2
Communications                           27             24            23            13         17
Amortization of Intangibles              14             10            15            40         (7)
Merger and Integration Costs            110              -             -
Other                                   193            198           209            (3)        (8)
                                      -----          -----         -----
    Total Noninterest Expense         1,318          1,135         1,248            16          6
                                      -----          -----         -----
Income Before Income Taxes, Including
  Merger and Integration Costs          518            595           690           (13)       (25)
Income Taxes                            166            206           242           (19)       (31)
                                      -----          -----         -----
Net Income Including Merger and
  Integration Costs                     352            389           448           (10)       (21)
Merger and Integration Costs, Net
  of Taxes                               74              -             -
                                      -----          -----         -----
Net Income Excluding Merger
  and Integration Costs               $ 426          $ 389         $ 448            10         (5)
                                      =====          =====         =====
Diluted Earnings Per Share            $0.46          $0.51         $0.59           (10)       (22)
Diluted Earnings Per Share, Excluding
  Merger and Integration Costs        $0.56          $0.51         $0.59            10         (5)

Note:
(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.


                                                 THE BANK OF NEW YORK COMPANY, INC.
                                        Consolidated Statements of Income- Supplemental Data
                                          (Dollars in millions, except per share amounts)
                                                              (Unaudited)



                                                  Nine Months Ended September 30,
                              ---------------------------------------------------------------------
                                                              2006          2005          9/30/06
                                Continuing     Discontinued   Adjusted      Adjusted         vs.
                                Operations     Operations     Results(1)    Results(1)    9/30/05
                               -----------     ------------   ----------    ----------    --------

Net Interest Income               $1,048          $ 458       $1,506        $1,417              6%
-------------------
Provision for Credit Losses           (5)             5            -             5
                                  ------          -----       ------        ------
Net Interest Income After
    Provision for
      Credit Losses                1,053            453        1,506         1,412              7
                                  ------          -----       ------        ------
Noninterest Income
------------------
Servicing Fees
 Securities                        2,579              -        2,579         2,330             11
 Global Payment Services             191             23          214           226             (5)
                                  ------          -----       ------        ------
                                   2,770             23        2,793         2,556              9
Private Banking and
  Asset Management Fees              402             34          436           366             19
Service Charges and Fees             157            113          270           288             (6)
Foreign Exchange and Other
  Trading Activities                 327              6          333           292             14
Securities Gains                      61              -           61            50             22
Other                                169             21          190           130             46
                                  ------          -----       ------        ------
    Total Noninterest Income       3,886            197        4,083         3,682             11
                                  ------          -----       ------        ------
Noninterest Expense
-------------------
Salaries and Employee Benefits     1,904            193        2,097         1,902             10
Net Occupancy                        206             56          262           239             10
Furniture and Equipment              145              6          151           155             (3)
Clearing                             150              -          150           137              9
Sub-custodian Expenses               101              -          101            72             40
Software                             161              2          163           162              1
Communications                        74              3           77            69             12
Amortization of Intangibles           42              -           42            28             50
Merger and Integration Costs          89             21          110             -
Other                                519             72          591           571              4
                                  ------          -----       ------        ------
    Total Noninterest Expense      3,391            353        3,744         3,335             12
                                  ------          -----       ------        ------
Income Before Income Taxes,
  Including Merger and
  Integration Costs                1,548            297        1,845         1,759              5
Income Taxes                         499            124          623           593              5
                                  ------          -----       ------        ------
Net Income Including Merger and
  Integration Costs                1,049            173        1,222         1,166              5
Merger and Integration Costs, Net
  of Taxes                            62             12           74             -
                                  ------          -----       ------        ------
Net Income Excluding Merger
  and Integration Costs           $1,111          $ 185       $1,296        $1,166             11
                                  ======          =====       ======         =====
Diluted Earnings Per Share         $1.36          $0.23        $1.59         $1.51              5
Diluted Earnings Per Share,
  Excluding Merger and
  Integration Costs                 1.44           0.25         1.69          1.51             12

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




                                          THE BANK OF NEW YORK COMPANY, INC.
                                 Consolidated Statements of Income- Supplemental Data
                                 (Dollars in millions, except per share amounts)
                                                        (Unaudited)



                                     Nine Months Ended September 30, 2005
                                 --------------------------------------------
                                                                 2005
                                   Continuing     Discontinued   Adjusted
                                   Operations     Operations     Results(1)
                                   ----------     ------------   -----------

Net Interest Income                  $  996          $ 421      $1,417
-------------------
Provision for Credit Losses             (10)            15           5
                                     ------          -----      ------
Net Interest Income After
    Provision for
      Credit Losses                   1,006            406       1,412
                                     ------          -----      ------
Noninterest Income
------------------
Servicing Fees
 Securities                           2,330              -       2,330
 Global Payment Services                200             26         226
                                     ------          -----      ------
                                      2,530             26       2,556
Private Banking and
  Asset Management Fees                 334             32         366
Service Charges and Fees                172            116         288
Foreign Exchange and Other
  Trading Activities                    283              9         292
Securities Gains                         50              -          50
Other                                   126              4         130
                                     ------          -----      ------
    Total Noninterest Income          3,495            187       3,682
                                     ------          -----      ------
Noninterest Expense
-------------------
Salaries and Employee Benefits        1,721            181       1,902
Net Occupancy                           184             55         239
Furniture and Equipment                 149              6         155
Clearing                                137              -         137
Sub-custodian Expenses                   72              -          72
Software                                160              2         162
Communications                           66              3          69
Amortization of Intangibles              28              -          28
Other                                   506             65         571
                                     ------          -----      ------
    Total Noninterest Expense         3,023            312       3,335
                                     ------          -----      ------
Income Before Income Taxes            1,478            281       1,759
Income Taxes                            474            119         593
                                     ------          -----      ------
Net Income                           $1,004          $ 162      $1,166
                                     ======          =====      ======

Diluted Earnings Per Share            $1.30          $0.21       $1.51


(1) Adjusted results combine continuing and discontinued operations to provide continuity with historical results.



                                                     THE BANK OF NEW YORK COMPANY, INC.
                                                  Consolidated Balance Sheets - Supplemental Data
                                                                  (In millions)
                                                                   (Unaudited)



                                       September 30, 2006                      December 31, 2005
                            --------------------------------------   ---------------------------------------
                            Continuing    Discontinued               Continuing   Discontinued
                            Operations    Operations     Adjusted    Operations   Operations      Adjusted
                            ----------    ------------  ---------    ----------   ------------ -----------
Assets
------
Cash and Due from Banks      $  2,072      $   578      $  2,650     $  2,882      $      633  $     3,515
Interest-Bearing
 Deposits in Banks             16,753            -        16,753        8,644               -        8,644
Securities                     22,015          120        22,135       27,218             108       27,326
Trading Assets
 at Fair Value                  3,266            -         3,266        5,930               -        5,930
Federal Funds Sold and
  Securities Purchased
  Under Resale Agreements       5,139            -         5,139        2,425               -        2,425
Loans                          33,619        7,697        41,316       32,601           7,714       40,315
Premises and Equipment          1,009          113         1,122          960             100        1,060
Due from Customers
  on Acceptances                  311            -           311          212              21          233
Accrued Interest Receivable       406           49           455          363              28          391
Goodwill                        3,801          109         3,910        3,510             109        3,619
Intangible Assets                 872            -           872          811               -          811
Other Assets                    8,545          162         8,707        7,710              95        7,805
                             --------      -------      --------     --------      ----------   ----------
     Total Assets            $ 97,808      $ 8,828      $106,636     $ 93,266      $    8,808   $  102,074
                             ========      =======      ========     ========      ==========   ==========
Liabilities and
  Shareholders' Equity
----------------------
Deposits                     $ 54,953      $12,981      $ 67,934     $ 49,787      $   14,637   $   64,424
Federal Funds Purchased
  and Securities Sold Under
  Repurchase Agreements         1,040            -         1,040          834               -          834
Trading Liabilities             2,102            -         2,102        2,401               -        2,401
Payables to Customers
  and Broker-Dealers            6,673            -         6,673        8,623               -        8,623
Other Borrowed Funds            1,121            -         1,121          860               -          860
Acceptances Outstanding           318            -           318          212              23          235
Accrued Taxes
  and Other Expenses            4,140           34         4,174        4,123               1        4,124
Accrued Interest Payable          201           12           213          163               9          172
Other Liabilities               4,152            8         4,160        2,697              11        2,708
Long-Term Debt                  8,434            -         8,434        7,817               -        7,817
                             --------      -------      --------     --------      ----------   ----------
     Total Liabilities         83,134       13,035        96,169       77,517          14,681       92,198
                             --------      -------      --------     --------      ----------   ----------
Shareholders' Equity           10,467            -        10,467        9,876               -        9,876
                             --------      -------      --------     --------      ----------   ----------
     Total Liabilities and
       Shareholders' Equity  $ 93,601      $13,035      $106,636     $ 87,393      $   14,681   $  102,074
                             ========      =======      ========     ========      ==========   ==========

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

OTHER DEVELOPMENTS

     The Company completed two strategic transactions during the beginning of the fourth quarter that sharpen its focus on securities servicing and asset management, and enhance its ability to grow and generate attractive returns for shareholders.

     On October 1, 2006, the Company completed its acquisition of the JPMorgan Chase Corporate Trust Business and the sale of its retail and regional middle market banking businesses to JPMorgan Chase. The transaction significantly strengthens the Company's leadership position in corporate trust, both in the U.S. and internationally, as it now serves a combined client base with $8 trillion in total debt outstanding in 20 countries. The acquisition diversifies the Company's growing revenue base by both geography and product and expands its global footprint with the addition of seven new offices in Europe, five in Asia, and three in Latin America.

     On October 2, 2006, the Company completed the transaction that resulted in the formation of BNY ConvergEx Group, LLC. The Company joined forces with Eze Castle Software, LLC and GTCR Golder Rauner, LLC, a private equity firm, to form BNY ConvergEx Group, in which the Company retains a 35% interest. BNY ConvergEx Group brings together the Company's trade execution, commission management, independent research and transition management businesses with Eze Castle Software, a leading provider of trade order management and related investment technologies. BNY ConvergEx Group's comprehensive suite of services, advanced technology offerings and breadth of distribution channels enable its customers to manage all aspects of the investment cycle, including idea generation, research, trade analysis, execution and wholesale clearing, risk management, commission management, transition management, compliance and portfolio management. With approximately 635 employees worldwide, BNY ConvergEx Group has a global presence in New York, Boston, San Francisco, Chicago, Dallas, Stamford, London, Bermuda, Tokyo, Hong Kong, and Sydney.

     On September 7, 2006, the Company reached an agreement to sell its transfer agency software business, Rufus, to Bravura Solutions Limited ("Bravura"), a leading global supplier of wealth management applications and professional services, for a maximum of GBP 32 million. Under the agreement, Bravura will acquire all of the software and intellectual property comprising Rufus, and all existing employees will transfer to Bravura. The transaction is expected to be completed in the fourth quarter of 2006, and is subject to approval by Bravura's shareholders.

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

     Forward-looking statements are based on management's current expectations and assumptions and are subject to risks and uncertainties, some of which are discussed herein, that could cause actual results to differ materially from expected results. Results could be affected by a number of factors, some of which by their nature are dynamic and subject to rapid and possibly abrupt changes that the Company is necessarily unable to predict accurately, including the Risk Factors set forth in the section "Forward-Looking Statements and Risk Factors That Could Affect Future Results" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

     Forward-looking statements speak only as of the date they are made. The Company will not update forward-looking statements to reflect new facts, changes in assumptions or circumstances, or subsequent events.

GOVERNMENT MONETARY POLICIES AND COMPETITION

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

     A wide variety of domestic and foreign companies compete for processing services. For securities servicing and global payment services, international, national, and regional commercial banks, trust banks, investment banks, specialized processing companies, outsourcing companies, data processing companies, stock exchanges, and other business firms offer active competition. In the private banking and asset management markets, international, national, and regional commercial banks, standalone asset management companies, mutual funds, securities brokerage firms, insurance companies, investment counseling firms, and other business firms and individuals actively compete for business. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as commercial finance companies, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans.

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


                                                         THE BANK OF NEW YORK COMPANY, INC.
                                                            Consolidated Balance Sheets
                                                     (Dollars in millions, except per share amounts)
                                                                      (Unaudited)


                                                      September 30, 2006       December 31, 2005
                                                      ------------------       -----------------
Assets
------
Cash and Due from Banks                               $            2,072       $           2,882
Interest-Bearing Deposits in Banks                                16,753                   8,644
Securities
  Held-to-Maturity (fair value of $1,716 in 2006
    and $1,847 in 2005)                                            1,737                   1,872
  Available-for-Sale                                              20,278                  25,346
                                                      ------------------       -----------------
    Total Securities                                              22,015                  27,218
Trading Assets at Fair Value                                       3,266                   5,930
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                          5,139                   2,425
Loans (less allowance for loan losses of $339 in 2006
  and $326 in 2005)                                               33,619                  32,601
Premises and Equipment                                             1,009                     960
Due from Customers on Acceptances                                    311                     212
Accrued Interest Receivable                                          406                     363
Goodwill                                                           3,801                   3,510
Intangible Assets                                                    872                     811
Other Assets                                                       8,545                   7,710
Assets of Discontinued Operations Held for Sale                    8,828                   8,808
                                                      ------------------       -----------------
     Total Assets                                     $          106,636       $         102,074
                                                      ==================       =================
Liabilities and Shareholders' Equity
------------------------------------
Deposits
 Noninterest-Bearing (principally domestic offices)   $           11,451       $          12,706
 Interest-Bearing
   Domestic Offices                                                9,785                  10,415
   Foreign Offices                                                33,717                  26,666
                                                      ------------------       -----------------
     Total Deposits                                               54,953                  49,787
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                 1,040                     834
Trading Liabilities                                                2,102                   2,401
Payables to Customers and Broker-Dealers                           6,673                   8,623
Other Borrowed Funds                                               1,121                     860
Acceptances Outstanding                                              318                     212
Accrued Taxes and Other Expenses                                   4,140                   4,123
Accrued Interest Payable                                             201                     163
Other Liabilities (including allowance for
  lending-related commitments of
  $137 in 2006 and $144 in 2005)                                   4,152                   2,697
Long-Term Debt                                                     8,434                   7,817
Liabilities of Discontinued Operations Held for Sale              13,035                  14,681
                                                      ------------------       -----------------
     Total Liabilities                                            96,169                  92,198
                                                      ------------------       -----------------
Shareholders' Equity
 Common Stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,049,888,635 shares in 2006 and
  1,044,994,517 shares in 2005                                     7,874                   7,838
 Additional Capital                                                2,015                   1,826
 Retained Earnings                                                 7,820                   7,089
 Accumulated Other Comprehensive Income                              (66)                   (134)
                                                      ------------------       -----------------
                                                                  17,643                  16,619
 Less: Treasury Stock (285,692,282 shares in 2006
        and 273,662,218 shares in 2005), at cost                   7,169                   6,736
       Loan to ESOP (203,507 shares in 2006
        and 203,507 shares in 2005), at cost                           7                       7
                                                      ------------------       -----------------
     Total Shareholders' Equity                                   10,467                   9,876
                                                      ------------------       -----------------
     Total Liabilities and Shareholders' Equity       $          106,636       $         102,074
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

See accompanying Notes to Consolidated Financial Statements.

                                                                  THE BANK OF NEW YORK COMPANY, INC.
                                                                  Consolidated Statements of Income
                                                                (In millions, except per share amounts)
                                                                             (Unaudited)


                                                                                         Percent Inc/(Dec)
                                                       For the three     For the nine    -----------------
                                                       months ended      months ended     3Q06    YTD 2006
                                                       September 30,     September 30,     vs.      vs.
                                                       2006     2005     2006     2005    3Q05    YTD 2005
                                                      ------   ------   ------   ------  ------  ----------
Interest Income
---------------
Loans                                                 $  367   $  272   $1,027   $  749     35%      37%
Margin loans                                              85       71      247      188     20       31
Securities
  Taxable                                                282      216      827      576     31       44
  Exempt from Federal Income Taxes                        10       10       28       28      -        -
                                                      ------   ------   ------   ------
                                                         292      226      855      604     29       42
Deposits in Banks                                        166       68      372      206    144       81
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                 22       18       52       51     22        2
Trading Assets                                            28       38      130       98    (26)      33
                                                      ------   ------   ------   ------
    Total Interest Income                                960      693    2,683    1,896     39       42
                                                      ------   ------   ------   ------
Interest Expense
----------------
Deposits                                                 391      217    1,037      569     80       82
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                             34        9       88       23    278      283
Other Borrowed Funds                                      27       13       69       33    108      109
Customer Payables                                         42       35      124       88     20       41
Long-Term Debt                                           115       73      317      187     58       70
                                                      ------   ------   ------   ------
    Total Interest Expense                               609      347    1,635      900     76       82
                                                      ------   ------   ------   ------
Net Interest Income
-------------------                                      351      346    1,048      996      1        5
Provision for Credit Losses                               (4)      10       (5)     (10)
                                                      ------   ------   ------   ------
Net Interest Income After Provision for Credit Losses    355      336    1,053    1,006      6        5
                                                      ------   ------   ------   ------
Noninterest Income
------------------
Servicing Fees
 Securities                                              839      806    2,579    2,330      4       11
 Global Payment Services                                  66       67      191      200     (1)      (5)
                                                      ------   ------   ------   ------
                                                         905      873    2,770    2,530      4        9
Private Banking and Asset Management Fees                134      109      402      334     23       20
Service Charges and Fees                                  52       54      157      172     (4)      (9)
Foreign Exchange and Other Trading Activities             84       90      327      283     (7)      16
Securities Gains                                          21       15       61       50     40       22
Other                                                     63       44      169      126     43       34
                                                      ------   ------   ------   ------
    Total Noninterest Income                           1,259    1,185    3,886    3,495      6       11
                                                      ------   ------   ------   ------
Noninterest Expense
-------------------
Salaries and Employee Benefits                           644      585    1,904    1,721     10       11
Net Occupancy                                             70       60      206      184     17       12
Furniture and Equipment                                   46       50      145      149     (8)      (3)
Clearing                                                  47       49      150      137     (4)       9
Sub-custodian Expenses                                    31       25      101       72     24       40
Software                                                  53       54      161      160     (2)       1
Communications                                            26       23       74       66     13       12
Amortization of Intangibles                               14       10       42       28     40       50
Merger and Integration Costs                              89        -       89        -
Other                                                    172      175      519      506     (2)       3
                                                      ------   ------   ------   ------
    Total Noninterest Expense                          1,192    1,031    3,391    3,023     16       12
                                                      ------   ------   ------   ------
Income from Continuing Operations before Income Taxes    422      490    1,548    1,478    (14)       5
 Income Taxes                                            124      157      499      474    (21)       5
                                                      ------   ------   ------   ------
Income from Continuing Operations                        298      333    1,049    1,004    (11)       4
                                                      ------   ------   ------   ------


                                                                  THE BANK OF NEW YORK COMPANY, INC.
                                                                  Consolidated Statements of Income
                                                                (In millions, except per share amounts)
                                                                             (Unaudited)


                                                                                         Percent Inc/(Dec)
                                                       For the three     For the nine    -----------------
                                                       months ended      months ended     3Q06    YTD 2006
                                                       September 30,     September 30,     vs.      vs.
                                                       2006     2005     2006     2005    3Q05    YTD 2005
                                                      ------   ------   ------   ------  ------  ----------
Discontinued Operations
 Income from Discontinued Operations                  $   96   $  105   $  297  $   281     (9)%      6%
 Income Taxes                                             42       49      124      119    (14)       4
                                                      ------   ------   ------   ------
Discontinued Operations, Net                              54       56      173      162     (4)       7
                                                      ------   ------   ------   ------
Net Income                                            $  352   $  389   $1,222   $1,166    (10)       5
----------                                            ======   ======   ======   ======

Per Common Share Data:
----------------------
Basic Earnings
  Income from Continuing Operations                   $ 0.40   $ 0.44   $ 1.38   $ 1.31     (9)       5
  Income from Discontinued Operations, Net              0.07     0.07     0.23     0.21      -       10
  Net Income                                            0.47     0.51     1.61     1.52     (8)       6

Diluted Earnings
  Income from Continuing Operations                   $ 0.39   $ 0.44   $ 1.36   $ 1.30    (11)       5
  Income from Discontinued Operations, Net              0.07     0.07     0.23     0.21      -       10
  Net Income                                            0.46     0.51     1.59     1.51    (10)       5

Cash Dividends Paid                                     0.22     0.21     0.64     0.61      5        5

Diluted Shares Outstanding                               767      769      768      773      -       (1)

--------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



                                        THE BANK OF NEW YORK COMPANY, INC.
                             Consolidated Statement of Changes in Shareholders' Equity
                                  For the nine months ended September 30, 2006
                                            (Dollars in millions)
                                                   (Unaudited)

Common Stock
Balance, January 1                                                            $       7,838
  Issuances in Connection with Employee Benefit Plans                                    36
                                                                              -------------
Balance, September 30                                                                 7,874
                                                                              -------------
Additional Capital
Balance, January 1                                                                    1,826
  Issuances in Connection with Employee Benefit Plans                                   189
                                                                              -------------
Balance, September 30                                                                 2,015
                                                                              -------------
Retained Earnings
Balance, January 1                                                                    7,089
  Net Income                                                    $     1,222           1,222
  Cash Dividends on Common Stock                                                       (491)
                                                                              -------------
Balance, September 30                                                                 7,820
                                                                              -------------
Accumulated Other Comprehensive Income

Balance, January 1                                                                     (134)
      Change in Fair Value of Securities Available-for-Sale,
        Net of Taxes of $79                                             117             117
      Reclassification Adjustment, Net of Taxes of $(36)                (53)            (53)
      Foreign Currency Translation Adjustment,
        Net of Taxes of $2                                                7               7
      Net Unrealized Derivative loss on Cash Flow Hedges,
        Net of Taxes of $2                                                2               2
      Minimum Pension Liability Adjustment,
        Net of Taxes of $(3)                                             (5)             (5)
                                                                -----------   -------------
                                                                         68
Balance, September 30                                                                   (66)
                                                                              -------------
Total Comprehensive Income                                      $     1,290
                                                                ===========
Less Treasury Stock
Balance, January 1                                                                    6,736
  Issued                                                                                (18)
  Acquired                                                                              451
                                                                              -------------
Balance, September 30                                                                 7,169
                                                                              -------------
Less Loan to ESOP
Balance, January 1                                                                        7
  Loan to ESOP                                                                            -
                                                                              -------------
Balance, September 30                                                                     7
                                                                              -------------
Total Shareholders' Equity, September 30, 2006                                $      10,467
                                                                              =============

-------------------------------------------------------------------------------------------

Comprehensive Income for the three months ended September 30, 2006 and 2005 was $517 and $306.
Comprehensive Income for the nine months ended September 30, 2006 and 2005 was $1,290 and $1,065.

See accompanying Notes to Consolidated Financial Statements.

                                  THE BANK OF NEW YORK COMPANY, INC.
                                 Consolidated Statements of Cash Flows
                                        (Dollars in millions)
                                             (Unaudited)



                                                            For the nine months
                                                             ended September 30,
                                                              2006       2005
                                                            --------   --------
Operating Activities
Net Income                                                  $  1,222   $  1,166
Adjustments to Determine Net Cash Attributable to
 Operating Activities:
  Provision for Credit Losses
    and Losses on Other Real Estate                                -          5
  Depreciation and Amortization                                  350        370
  Deferred Income Taxes                                          187        236
  Securities Gains                                                18        (50)
  Change in Trading Activities                                 3,085     (1,815)
  Change in Accruals and Other, Net                              (99)      (119)
                                                            --------   --------
Net Cash Provided by (Used for) Operating Activities           4,763       (207)
                                                            --------   --------
Investing Activities
Change in Interest-Bearing Deposits in Banks                  (7,784)       713
Change in Margin Loans                                         1,370       (262)
Purchases of Securities Held-to-Maturity                        (538)      (508)
Paydowns of Securities Held-to-Maturity                          193        277
Maturities of Securities Held-to-Maturity                         97         38
Purchases of Securities Available-for-Sale                    (8,834)   (13,018)
Sales of Securities Available-for-Sale                         7,379      3,578
Paydowns of Securities Available-for-Sale                      3,704      5,103
Maturities of Securities Available-for-Sale                    3,091      1,787
Net Principal Disbursed on Loans to Customers                 (2,443)    (6,687)
Sales of Loans and Other Real Estate                             132        141
Change in Federal Funds Sold and Securities
  Purchased Under Resale Agreements                           (2,714)     2,136
Purchases of Premises and Equipment                             (127)       (71)
Acquisitions, Net of Cash Acquired                              (359)      (257)
Proceeds from the Sale of Premises and Equipment                   3          -
Other, Net                                                        67         51
                                                            --------   --------
Net Cash Used for Investing Activities                        (6,763)    (6,979)
                                                            --------   --------
Financing Activities
Change in Deposits                                             2,668      3,459
Change in Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                               206      2,144
Change in Payables to Customers and Broker-Dealers            (1,950)      (560)
Change in Other Borrowed Funds                                   256        694
Proceeds from the Issuance of Long-Term Debt                   1,208      1,589
Repayments of Long-Term Debt                                    (556)      (102)
Issuance of Common Stock                                         243        140
Treasury Stock Acquired                                         (451)      (406)
Cash Dividends Paid                                             (491)      (482)
                                                            --------   --------
Net Cash Provided by Financing Activities                      1,133      6,476
                                                            --------   --------
Effect of Exchange Rate Changes on Cash                            2        317
                                                            --------   --------
Change in Cash and Due From Banks                               (865)      (393)
Cash and Due from Banks at Beginning of Period                 3,515      3,886
Cash Related to Discontinued Operations                         (578)      (558)
                                                            --------   --------
Cash and Due from Banks at End of Period                    $  2,072   $  2,935
                                                            ========   ========
-------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
    Interest                                                $  1,703   $    965
    Income Taxes                                                 469        273
Noncash Investing Activity
 (Primarily Foreclosure of Real Estate)                            -          -
-------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                        THE BANK OF NEW YORK COMPANY, INC.
                    Notes to Consolidated Financial Statements

1.  General
    -------

     The accounting and reporting policies of The Bank of New York Company, Inc., a financial holding company, and its consolidated subsidiaries (the "Company") conform with U.S. generally accepted accounting principles and general practice within the banking industry. Such policies are consistent with those applied in the preparation of the Company's annual financial statements.

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

2.  Accounting Changes and New Accounting Pronouncements
    ----------------------------------------------------

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," in 1995. At that time, as permitted by the standard, the Company elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and accounted for the options granted to employees using the intrinsic value method, under which no expense is recognized for stock options because they were granted at the stock price on the grant date and therefore have no intrinsic value.

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

     During the nine months ended September 30, 2006, approximately 6.2 million options were granted. In the third quarter and first nine months of 2006, the Company recorded $10 million and $35 million of stock option expense.

     The retroactive restatement method requires the Company's financial statements to be restated as if fair value accounting had been adopted in 1995. The following table discloses the pro forma effects on the Company's net income and earnings per share as if the retroactive restatement method had been adopted.


(Dollars in millions,                        Third Quarter    Year-to-date
  except per share amounts)                   2006    2005     2006    2005
                                             ------  ------   ------  ------
Reported net income                          $  352  $  389   $1,222  $1,166
Stock based employee compensation costs,
 using prospective method, net of tax             6       8       20      22
Stock based employee compensation costs,
 using retroactive restatement method,
 net of tax                                      (6)     (8)     (20)    (29)
                                             ------  ------   ------  ------
Pro forma net income                         $  352  $  389   $1,222  $1,159
                                             ======  ======   ======  ======

Reported diluted earnings per share          $ 0.46  $ 0.51   $ 1.59  $ 1.51
Impact on diluted earnings per share              -       -        -   (0.01)
                                             ------  ------   ------  ------
Pro forma diluted earnings per share         $ 0.46  $ 0.51   $ 1.59  $ 1.50
                                             ======  ======   ======  ======

     The fair value of options granted in 2006 and 2005 were estimated at the grant date using the following weighted average assumptions:


                                           Year-to-date
                                           2006    2005
                                          ------  ------
Dividend yield                             2.77%   2.77%
Expected volatility                       22.43   25.21
Risk free interest rates                   4.72    4.18
Expected options lives (in years)          6       5

There were no stock options granted in the third quarter of 2006 and 2005.


     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS 123(R) on January 1, 2006 using the "modified prospective" method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and
(b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

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

     In February 2006, the FASB issued SFAS No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS 140 and SFAS
133. SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value if the hybrid instrument contains an embedded derivative that otherwise would require bifurcation and be accounted for separately under SFAS 133. This statement clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after December 31, 2006. On October 25, 2006, the FASB announced plans to issue guidance, which will impact the financial instruments covered by SFAS 155. Depending on which financial instruments the statement applies to, the Company could experience additional income statement volatility after adoption of SFAS 155. This volatility could lead the Company to enter into hedging strategies or alter the types of financial instruments it invests in.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The Interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation requires that a tax position meet a "more-likely-than-not threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet a more-likely-than-not recognition threshold will result in either reduction of current or deferred tax assets, and/or recording of current or deferred tax liabilities. The proposed Interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The Company is assessing the impact of adopting the new pronouncement, which will become effective January 1, 2007.

     In July 2006, the FASB issued FASB Staff Position ("FSP") FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction," revising the accounting guidance under SFAS No. 13 ("SFAS 13"), "Accounting for Leases," for leveraged leases. This FSP modifies existing interpretations of SFAS 13 and associated industry practice. As a result, in January 2007, the Company expects to recognize a one-time after-tax charge to capital of $340 to $385 million related to a change in the timing of its lease cash flows due to the LILO settlement. See Note "Commitments and Contingent Liabilities". However, an amount approximating this one-time charge will be taken into income over the remaining term of the affected leases.

     In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. The Statement nullifies the consensus reached in EITF Issue
No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS 133 as modified by SFAS 155) where the Company cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS 157 will require the Company to consider the effect of its own credit standing in determining the fair value of its liabilities. In addition, SFAS 157 prohibits the recognition of "block discounts" for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The requirements of SFAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement would require the Company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status,
(b) measure a plan's assets and its obligations that determine its funded status as of the end of the fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company anticipates that the adoption of this statement will result in a material charge to equity of approximately $400 million. However, the actual amount will depend on the 2006 funded status of the

Company's pension and postretirement obligations and the manner in which the Company adopts this statement.

     Certain other prior year information has been reclassified to conform its presentation with the 2006 financial statements.

3.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be an active acquirer of securities servicing and asset management businesses.

     The Company announced four acquisitions in 2006. The total cost of completed acquisitions in the third quarter and first nine months of 2006 was zero and $325 million, primarily paid in cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill related to completed acquisitions in the third quarter of 2006 and first nine months of 2006 was zero and $214 million, respectively. The tax-deductible portion of goodwill related to completed acquisitions in the third quarter and first nine months of 2006 was zero and $75 million, respectively. At September 30, 2006, the Company was liable for potential contingent payments related to acquisitions in the amount of $168 million. During the third quarter and the first nine months of 2006, the Company paid or accrued $12 million and $35 million for contingent payments related to acquisitions made in prior years.

2006
----
     On January 3, 2006, the Company acquired Alcentra, an international asset management group focused on managing funds that invest in non-investment grade debt. Alcentra's management team retained a 20 percent interest. Alcentra has operations in London and Los Angeles and at acquisition managed 15 different investment funds with over $6.2 billion of assets.

     On March 2, 2006, the Company acquired Urdang, a real estate investment management firm that at acquisition managed approximately $3.0 billion in direct investments and portfolios of REIT securities.

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

     On October 1, 2006, the Company sold its retail and regional middle market banking businesses to JPMorgan Chase for the net asset value plus a premium of $2.3 billion. JPMorgan Chase sold its corporate trust business to the Company for the net asset value plus a premium of $2.15 billion. The difference between premiums resulted in a net cash payment of $150 million to the Company. There is also a contingent payment of up to $50 million to the Company tied to customer retention. For further details, see "Discontinued Operations" Note.

     The transaction further increases the Company's focus on the securities services and wealth management businesses that have fueled the Company's growth in recent years and that are at the core of its long-term business strategy.

     The Company recorded an after-tax gain of approximately $1.4 billion on the businesses sold. The Company also expects to incur after-tax charges of $150 million related to the acquisition. The transaction is expected to be dilutive to GAAP earnings per share through 2009 (4.5 percent in 2007 to 1.5 percent in 2009), but to be accretive to cash earnings per share in 2009 when cost savings are fully phased in.

     The Company's transaction with JPMorgan Chase altered the composition of the balance sheet. When the Acquired Corporate Trust Business is fully integrated in 2007, approximately $14 billion of U.S. dollar retail deposits will have been replaced with approximately $11 to $14 billion of institutional corporate trust deposits. Approximately $7 billion to $10 billion of deposits related to the Acquired Corporate Trust Business have not yet transitioned to the Company. These deposits will transition to the Company as regulatory approval is received to operate in certain foreign locations and as the novation process proceeds in other foreign locations. The Company expects the transition will be substantially complete by June 30, 2007. Until the transition is complete, JPMorgan Chase will pay the Company for the net economic value of these deposits. These payments will be recorded in noninterest income. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans sold to JPMorgan Chase will be replaced with liquid assets and securities. Goodwill and intangibles are expected to increase approximately $2.25 billion. As a result of the transaction, the Company expects its balance sheet footings to decline.

     JPMorgan Chase's corporate trust business comprises issues representing $5 trillion in total debt outstanding. It has 2,400 employees in more than 40 locations globally. The Company's corporate trust business comprises issues representing $3 trillion in total debt outstanding. It has 1,300 employees in 25 locations globally.

     The Company's retail bank consisted of 338 branches in the tri-state region, serving approximately 700,000 consumer households and small businesses with $13 billion in deposits and $9 billion in assets at September 30, 2006. The Company's regional middle market businesses provided financing, banking and treasury services for middle market clients, serving more than 2,000 clients in the tri-state region. Together, the units had 4,000 employees located in New York, New Jersey, Connecticut and Delaware.

     On October 2, 2006, the Company completed the transaction resulting in the formation of BNY ConvergEx Group. BNY ConvergEx Group brings together BNY Securities Group's trade execution, commission management, independent research and transition management business with Eze Castle Software, a leading provider of trade order management and related investment technologies. This transaction enables the Company to achieve several objectives including repositioning its execution services business for faster growth and enhancing the product offering for the Company's client base, while allowing the Company to withdraw capital committed to the business.

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

     The Company and GTCR Golder Rauner, LLC each hold a 35 percent stake in BNY ConvergEx Group, with the balance held by Eze Castle Software's investors and BNY ConvergEx Group's management team. BNY ConvergEx Group, with pro forma 2005 revenues of approximately $340 million, will be an affiliate of The Bank of New York and will be reflected on the Company's financial statements as an equity investment. After the use of the proceeds to repurchase 12.1 million shares, the transaction is expected to be neutral to earnings per share.

     The BNY Securities Group businesses to be included in BNY ConvergEx Group will be BNY Brokerage, Lynch, Jones, & Ryan, G-Port, Westminster Research and BNY Jaywalk. Each business will retain its respective brand name and continue to operate as it does today, while taking advantage of the combined capabilities of BNY ConvergEx Group. In addition, The Bank of New York's B-Trade and G-Trade businesses are expected to become part of BNY ConvergEx Group in 2008, although in the interim they will continue to be owned by The Bank of New York. The Company's Pershing subsidiary, a leading global provider of clearing and financial services outsourcing, is not included in this transaction.

     In September 2006, the Company reached an agreement to sell its transfer agency software business, Rufus, to Bravura Solutions Limited ("Bravura"), a leading global supplier of wealth management applications and professional services, for a maximum of GBP 32 million. Under the agreement, Bravura will acquire all of the software and intellectual property comprising Rufus, and all existing employees will transfer to Bravura. The transaction is expected to be completed in the fourth quarter of 2006, and is subject to approval by Bravura's shareholders.

4. Discontinued Operations

     In the second quarter of 2006, the Company adopted discontinued operations accounting for its retail and regional middle market banking businesses sold to JPMorgan Chase.

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

     Summarized financial information for discontinued operations related to the sale of the retail and regional middle market banking businesses is as follows:

                                                      Year-to-date
(In millions)                3Q06   2Q06   3Q05      2006     2005
                             ----   ----   ----     ---------------
Net Interest Income        $  155  $ 154  $ 146     $  458   $  421
Noninterest Income             66     60     63        197      187
                           ------  -----  -----     ------   ------
 Total Revenue,
  Net of Interest Expense  $  221  $ 214  $ 209     $  655   $  608
                           ======  =====  =====     ======   ======
Income from
 Discontinued Operations   $   96  $  99  $ 105     $  297    $ 281
Income Taxes                   42     42     49        124      119
                           ------  -----  -----     ------    -----
Income from Discontinued
 Operations, Net of Taxes  $   54  $  57  $  56     $  173    $ 162
                           ======  =====  =====     ======    =====

     The following is a summary of the assets and liabilities of discontinued operations held for sale as of September 30, 2006 and December 31, 2005:

                                   September 30,  December 31,
(In millions)                          2006           2005
                                   ------------   ------------
Assets
------
Cash and Due from Banks             $   578        $   633
Securities                              120            108
Loans                                 7,697          7,714
Goodwill                                109            109
Other Assets                            324            244
                                    -------        -------
Total Assets                        $ 8,828        $ 8,808
                                    =======        =======
Liabilities
-----------
Deposits                            $12,981        $14,637
Other Liabilities                        54             44
                                    -------        -------
Total Liabilities                   $13,035        $14,681
                                    =======        =======

5.  Goodwill and Intangibles
    ------------------------

     Goodwill by reportable segment is as follows:

(In millions)
                                  September 30, 2006    December 31, 2005
                                  ------------------    -----------------
 Institutional Services                $       3,195      $         3,121
 Private Bank &
  BNY Asset Management                           606                  389
 Corporate & Other                                 -                    -
                                  ------------------    -----------------
Consolidated Total                     $       3,801      $         3,510
                                  ==================    =================

     The Company's reporting units are tested annually for goodwill impairment.


Intangible Assets
-----------------

                                  September 30, 2006                         December 31, 2005
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade Names           $    378  $        -  $    378 Indefinite Life   $    370  $        - $    370
Customer Relationships     630        (138)      492        15              531         (99)     432
Other Intangible
   Assets                   25         (23)        2         6               28         (19)       9



     The aggregate amortization expense of intangibles was $14 million and $10 million for the quarters ended September 30, 2006 and 2005, respectively. The aggregate amortization expense of intangibles was $42 million and $28 million for the nine months ended September 30, 2006 and 2005. Estimated amortization expense for current intangibles for the next five years is as follows:


                                     For the Year Ended        Amortization
(In millions)                              December 31,            Expense
                                     ------------------        ------------
                                             2006                       $57
                                             2007                        54
                                             2008                        53
                                             2009                        51
                                             2010                        49

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

     Transactions in the allowance for credit losses are summarized as follows:


Continuing Operations
---------------------
 (In millions)                      Three Months Ended September 30, 2006
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      337     $        143     $      480
  Charge-Offs                              -                -              -
  Recoveries                               -                -              -
                               --------------  ---------------  -------------
  Net Charge-Offs                          -                -              -
  Provision                                2               (6)            (4)
                               --------------  ---------------  -------------
Balance, End of Period            $      339     $        137     $      476
                               ==============  ===============  =============


(In millions)                       Three Months Ended September 30, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      463     $        138     $      601
  Charge-Offs                             (4)               -             (4)
  Recoveries                               -                -              -
                               --------------  ---------------  -------------
  Net Charge-Offs                         (4)               -             (4)
  Provision                               12               (2)            10
                               --------------  ---------------  -------------
Balance, End of Period            $      471     $        136     $      607
                               ==============  ===============  =============

(In millions)                       Nine Months Ended September 30, 2006
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      326     $        145     $      471
  Charge-Offs                             (4)               -             (4)
  Recoveries                              14                -             14
                               --------------  ---------------  -------------
  Net Charge-Offs                         10                -             10
  Provision                                3               (8)            (5)
                               --------------  ---------------  -------------
Balance, End of Period            $      339     $        137     $      476
                               ==============  ===============  =============


(In millions)                       Nine Months Ended September 30, 2005
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, Beginning of Period      $      491     $        136     $      627
  Charge-Offs                            (12)               -            (12)
  Recoveries                               2                -              2
                               --------------  ---------------  -------------
  Net Charge-Offs                        (10)               -            (10)
  Provision                              (10)               -            (10)
                               --------------  ---------------  -------------
Balance, End of Period            $      471     $        136     $      607
                               ==============  ===============  =============



7.  Capital Transactions
    --------------------

     The Company has 5 million authorized shares of Class A preferred stock having a par value of $2.00 per share. At September 30, 2006 and December 31, 2005, 3,000 shares were outstanding.

     In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at September 30, 2006 and December 31, 2005, respectively.

     On October 10, 2006, the Board of Directors declared a quarterly dividend of 22 cents per share payable November 3, 2006 to shareholders of record on October 25, 2006.

     The Company repurchased 9,870 shares in the third quarter of 2006. On October 3, 2006, the Company repurchased 12.1 million common shares including 10 million shares through an accelerated share repurchase program.

8.  Earnings Per Share
    ------------------

     The following table illustrates the computations of basic and diluted earnings per share:


(Dollars in millions,                  Three Months Ended    Nine Months Ended
 except per share amounts)                September 30,         September 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Income from Continuing Operations      $    298  $    333   $  1,049  $  1,004
Income from Discontinued Operations          54        56        173       162
                                       --------  --------   --------  --------
Net Income (1)                         $    352  $    389   $  1,222  $  1,166
                                       ========  ========   ========  ========
Basic Weighted Average
  Shares Outstanding                        757       761        758       766
Shares Issuable Upon Conversion
  of Employee Stock Options                  10         8         10         7
                                       --------  --------   --------  --------
Diluted Weighted Average
  Shares Outstanding                        767       769        768       773
                                       ========  ========   ========  ========

Basic Earnings Per Share:
  Income from Continuing Operations    $   0.40  $   0.44   $   1.38  $   1.31
  Income from Discontinued Operations      0.07      0.07       0.23      0.21
  Net Income                               0.47      0.51       1.61      1.52

Diluted Earnings Per Share:
  Income from Continuing Operations    $   0.39  $   0.44   $   1.36  $   1.30
  Income from Discontinued Operations      0.07      0.07       0.23      0.21
  Net Income                               0.46      0.51       1.59      1.51

(1) Net income, net income available to common shareholders and diluted net income are the same for all periods presented.



9.   Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:


                                          Pension Benefits                    Healthcare Benefits
                             -------------------------------------- ------------------------------------
                             Three Months Ended  Nine Months Ended    Three Months Ended Nine Months Ended
                                  September 30,    September 30,       September 30,     September 30,
                             --------------------------------------- ------------------ ----------------
                             Domestic   Foreign  Domestic   Foreign        Domestic         Domestic
                             --------- --------- --------- --------- ------------------ ----------------
(In millions)                2006 2005 2006 2005 2006 2005 2006 2005   2006      2005     2006     2005
---------------------        ---- ---- ---- ---- ---- ---- ---- ---- --------  -------- --------  ------
Net Periodic Cost (Income)
 Service Cost                $ 13 $ 16 $  2 $  2 $ 37 $ 48 $  7 $  6  $     -  $      -  $     -  $    1
 Interest Cost                 13   14    3    2   40   42    9    7        2         2        8       6
 Expected Return on Assets    (25) (30)  (4)  (2) (75) (90) (11)  (8)      (1)       (2)      (3)     (5)
 Other                          9    4    2    -   27   13    4    1        3         2        8       5
                             ---- ---- ---- ---- ---- ---- ---- ----  -------  --------  -------  ------
Net Periodic Cost
  (Income)(1)                $ 10 $  4 $  3 $  2 $ 29 $ 13 $  9 $  6  $     4  $      2  $    13  $    7
                             ==== ==== ==== ==== ==== ==== ==== ====  =======  ========  =======  ======

(1) Includes discontinued operations expense.  Pension benefits expense includes discontinued
operations expense of $1.5 million for the three months ended September 30 2006 and 2005, and $4.5 million for the nine months ended September 30, 2006 and 2005.

10.  Income Taxes
     ------------

       The statutory federal income tax rate is reconciled to the Company's effective income tax rate on a continuing operations basis below:

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          2006     2005
                                                         ------   ------
Federal Rate                                              35.0%    35.0%
State and Local Income Taxes,
  Net of Federal Income Tax Benefit                        1.7      3.2
Nondeductible Expenses                                     0.2      0.6
Credit for Synthetic Fuel Investments                     (1.6)    (2.2)
Credit for Low-Income Housing Investments                 (1.9)    (1.9)
Tax-Exempt Income From Municipal Securities               (0.1)    (0.2)
Other Tax-Exempt Income                                   (1.3)    (1.3)
Foreign Operations                                        (0.6)    (0.2)
Other - Net                                                0.8     (0.9)
                                                         ------   ------
Effective Rate                                            32.2%    32.1%
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

     The fixed rate loans hedged generally have a maturity of 1 to 10 years and are not callable. These loans are hedged with "pay fixed rate, receive variable rate" swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At September 30, 2006, $147 million of loans were hedged with interest rate swaps which had notional values of $150 million.

     The securities hedged generally have a weighted average life of 10 years and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At September 30, 2006, $230 million of securities were hedged with interest rate swaps which had notional values of $230 million.

     The fixed rate deposits hedged generally have original maturities of 1 to 12 years (64% are one year deposits) and, except for three deposits, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the three that hedge the callable deposits. At September 30, 2006, $1,958 million of deposits were hedged with interest rate swaps which had notional values of $1,958 million.

     The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. The Company issues both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At September 30, 2006, $5,489 million of debt was hedged with interest rate swaps which had notional values of $5,514 million.

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

     The Company has a $269 million interest-only strip of which $200 million is hedged with a $200 million receive fixed rate, pay variable rate interest rate swaps to remove the variability in the cash flows received from the security. Payments on the interest-only strip are related to a money market fund. During the next twelve months, net gains of $3 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

     The deposit hedged has a principal amount of $275 million and has a LIBOR based floating rate and an 18 month maturity. The deposit is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the deposit to eliminate the variability in interest payments on the deposit. During the next twelve months, net losses of $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

     The long term debt hedged has a principal amount of $400 million and has a LIBOR based floating rate and a 2 year maturity. The debt is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the debt to eliminate the variability in interest payments on the debt. During the next twelve months, net losses of $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

     In addition, the Company enters into foreign exchange hedges.
The Company uses forward foreign exchange contracts with maturities of 12 months or less to hedge its Sterling and Euro foreign exchange exposure with respect to forecasted expense transactions in non-U.S. entities which have the U.S. dollar as their functional currency. As of September 30, 2006, the hedged forecasted foreign currency transactions and linked forwards were $96 million with $2 million gains recorded in other comprehensive income. These gains are expected to be reclassified to expense over the next twelve months.

     Forward foreign exchange contracts are also used to hedge the value of the Company's investments in foreign subsidiaries. These forward contracts have a maturity of less than six months. The derivatives employed are designated as net investment hedges of changes in value of the Company's foreign investment due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders' equity, net of tax effects. At September 30, 2006, foreign exchange contracts, with notional amounts totaling $1,678 million, were designated as hedges of corresponding amounts of net investments.

     The Company discontinues hedge accounting prospectively when it determines that a derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation.

     Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

 (In millions)                     Quarter End          Year-to-Date
 Hedges                        September 30, 2006    September 30, 2006
 -------------------------     ------------------    ------------------
 Fair Value Hedge of Loans      $            0.1    $            0.1
 Fair Value Hedge
   of Securities                             0.1                 0.1
 Fair Value Hedge of Deposits
   and Long-Term Debt                        0.5                (0.1)
 Cash Flow Hedges                            0.1                (0.4)
 Other                                       0.4                 0.4
                               ------------------    -----------------
 Total                          $            1.2     $           0.1
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

     A summary of the notional amount of the Company's off-balance-sheet credit transactions, net of participations, at September 30, 2006 and December 31, 2005 for continuing operations follows:


Off-Balance-Sheet Credit Risks
------------------------------

                                                 September 30,  December 31,
(In millions)                                            2006          2005
-----------------------------------              ------------   -----------
Lending Commitments                              $     36,308   $    33,407
Standby Letters of Credit                              10,827         9,873
Commercial Letters of Credit                            1,077         1,122
Securities Lending Indemnifications                   388,371       310,970

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at September 30, 2006 and December 31, 2005 was $137 million and $144 million.

     A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (the Company) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. The Company generally lends securities with indemnification against broker default. The Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At September 30, 2006 and December 31, 2005, securities lending indemnifications were secured by collateral of $406.5 billion and $317.4 billion, respectively.

     Standby letters of credit principally support corporate obligations and include $1.2 billion that were collateralized with cash and securities on September 30, 2006 and $0.6 billion on December 31, 2005. At September 30, 2006, approximately $7.1 billion of the standby letters of credit will expire within one year, and the remaining balance will expire between one to five years.

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

     The Company's 1998 leveraged lease transactions are in a subsequent audit cycle and were not part of the settlement. The Company believes that a comparable settlement for 1998 will ultimately be possible, given the similarity between these leases and the settled leases. However, negotiations are not complete and the treatment of the 1998 leases may still be litigated. Under current U.S. generally accepted accounting principles, if the 1998 leases are settled on a basis comparable to the 1996 and 1997 leases, the Company would not expect the settlement of the 1998 leases to have an impact on net income, based on existing reserves.

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

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of October 31, 2006, The Bank of New York Company, Inc. had
751,841,679 shares of common stock ($7.50 par value) outstanding.

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

               Cross-reference                                        Page(s)
-----------------------------------------------------------------------------

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets as of
                 September 30, 2006 and December 31, 2005                 74

               Consolidated Statements of Income for
                 the Three Months and Nine Months Ended
                 September 30, 2006 and 2005                              75

               Consolidated Statement of Changes in
                 Shareholders' Equity for the Nine Months
                 Ended September 30, 2006                                 77

               Consolidated Statement of Cash Flows
                 for the Nine Months Ended
                 September 30, 2006 and 2005                              78

               Notes to Consolidated Financial Statements            79 - 94

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        6 - 73

Item 3         Quantitative and Qualitative Disclosures
                 About Market Risk                                   54 - 57

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company's Disclosure Committee, whose members include the Chief Executive Officer and Chief Financial Officer, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its SEC reports is timely recorded, processed, summarized and reported. In addition, the Company has established a Code of Conduct designed to provide a statement of the values and ethical standards to which the Company requires its employees and directors to adhere. The Code of Conduct provides the framework for maintaining the highest possible standards of professional conduct. The Company also maintains an ethics hotline for employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

     As previously disclosed in the Company's 2005 Annual Report on Form 10-K, the U.S. Securities and Exchange Commission ("SEC") is investigating 1) the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds; 2) possible market-timing transactions cleared by Pershing LLC ("Pershing"); 3) the trading activities of Pershing

Trading Company LP, a floor specialist, on two regional exchanges from 1999 to 2004; and 4) the Company's role as auction agent in connection with certain auction rate securities.

	As to the market-timing and auction agent matters, the Company has reached agreements in principle with the SEC Staff; however, there can be no assurance that settlements of these matters will be reached.

     Because the conduct at issue in the Pershing market timing and floor specialist investigations is alleged to have occurred largely during the period when Pershing was owned by Credit Suisse (USA), Inc. ("CS"), the Company has made claims for indemnification against CS relating to these matters under the agreement relating to the acquisition of Pershing. CS is disputing these claims for indemnification.


ITEM 1A.  RISK FACTORS
----------------------

     See "Forward-Looking Statements and Risk Factors That Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." There have been no material changes to the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES
------------------------------------------------
           AND USE OF PROCEEDS
           -------------------

(c) Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the third quarter of 2006.


Issuer Purchases of Equity Securities
-------------------------------------
                                          Total Number         Maximum
                   Total      Average       of Shares     Number of Shares
                   Number      Price       Purchased as      That May be
Period           of Shares      Paid         Part of         Repurchased
                 Purchased   Per Share      Publicly       Under the Plans
                                        Announced Plans     or Programs
                                          or Programs
--------------  ----------  ----------   --------------- ------------------
July      1-31       6,162  $    32.65             6,162         20,270,352
August    1-31       3,708       33.58             3,708         20,266,644
September 1-30           -           -                 -         20,266,644
                ----------               ---------------
Total                9,870                         9,870
                ==========               ===============

     Shares were repurchased through the Company's stock repurchase programs announced on July 12, 2005 and June 30, 2006, which permit the repurchase of 34 million shares.

ITEM 6.  EXHIBITS
-----------------

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and
(i) may have been qualified by disclosures made to such other party or parties,
(ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company's public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company's actual state of affairs at the date hereof and should not be relied upon.



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

10.1 Purchase and Assumption Agreement, dated April 7, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co., incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the Commission on April 13, 2006.

10.2 Amended and Restated Purchase and Assumption Agreement, dated as of October 1, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.

12 Ratio of Earnings to Fixed Charges for the Three Months and Nine Months Ended September 30, 2006 and 2005.

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



                                          THE BANK OF NEW YORK COMPANY, INC.
                                          ----------------------------------
                                            (Registrant)





Date: November 6, 2006                By:   /s/ Thomas J. Mastro
                                            ---------------------------------
                                     Name:  Thomas J. Mastro
                                    Title:  Comptroller

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

10.1 Purchase and Assumption Agreement, dated April 7, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co., incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the Commission on April 13, 2006.

10.2 Amended and Restated Purchase and Assumption Agreement, dated as of October 1, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.

12 Ratio of Earnings to Fixed Charges for the Three Months and Nine Months Ended September 30, 2006 and 2005.

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