Form 10-K
period 2006-12-31
BANK OF NEW YORK CO INC
filed 2007-02-23
CIK 9626

THE BANK OF NEW YORK COMPANY, INC.

FINANCIAL REVIEW

SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts and unless otherwise noted)	2006(1)	2005	2004	2003(3)	2002
Net Interest Income	$1,499	$1,340	$1,157	$1,143	$1,159
Noninterest Income	5,322	4,698	4,377	3,723	2,875

Revenue	6,821	6,038	5,534	4,866	4,034
Provision for Credit Losses	(20)	(7)	(4)	132	634
Noninterest Expense	4,671	4,067	3,698	3,304	2,367

Income from Continuing Operations Before Income Taxes	2,170	1,978	1,840	1,430	1,033
Income Taxes	694	635	587	458	320

Income from Continuing Operations	1,476	1,343	1,253	972	713
Income from Discontinued Operations, Net of Taxes	1,535	228	187	185	189

Net Income	$3,011	$1,571	$1,440	$1,157	$902

Basic EPS:
Income from Continuing Operations	$1.95	$1.75	$1.63	$1.29	$0.99
Net Income	3.98	2.05	1.87	1.54	1.25
Diluted EPS:
Income from Continuing Operations	1.93	1.74	1.61	1.28	0.98
Net Income(2)	3.93	2.03	1.85	1.52	1.24
Cash Dividends Per Share	0.86	0.82	0.79	0.76	0.76

At December 31
Securities	$21,106	$27,218	$23,770	$22,780	$18,233
Loans	37,793	32,927	28,375	28,414	24,743
Total Assets	103,370	102,118	94,529	92,397	77,740
Deposits	62,146	49,787	43,052	40,753	40,828
Long-Term Debt	8,773	7,817	6,121	6,121	5,440
Common Shareholders’ Equity	11,593	9,876	9,290	8,428	6,684
Market Capitalization (In billions)	29.8	24.6	26.0	25.7	17.4

Common Shares Outstanding (In millions)	755.861	771.129	778.121	775.192	725.971
Employees (Continuing Operations)	22,961	19,944	19,646	18,747	15,188

Ratios
Performance Ratios
Return on Average Common Shareholders’ Equity	29.14%	16.59%	16.37%	15.12%	13.96%
Return on Average Tangible Common Shareholders’ Equity	59.25	31.13	31.46	31.90	23.20
Return on Average Assets	2.82	1.55	1.45	1.27	1.13
Return on Average Tangible Assets	3.01	1.65	1.54	1.34	1.17
Net Interest Margin (Continuing Operations)	2.01	2.02	1.79	1.97	2.34
Pre-Tax Operating Margin (Continuing Operations)	32	33	33	29	26
Common Equity to Assets Ratio	11.21	9.67	9.83	9.12	8.60
Common Dividend Payout Ratio	21.78	41.00	42.22	48.83	60.78
Dividend Yield	2.2	2.6	2.4	2.3	3.2

Capital Ratios
Tier 1 Capital Ratio	8.19%	8.38%	8.31%	7.44%	7.58%
Total Capital Ratio	12.49	12.48	12.21	11.49	11.96
Leverage Ratio	6.67	6.60	6.41	5.82	6.48
Tangible Common Equity Ratio	5.13	5.57	5.56	4.91	5.47

Other Data
Assets Under Custody (In trillions)—Estimated
Total Assets Under Custody	$13.0	$10.9	$9.7	$8.3	$6.8
Equity Securities	33%	32%	35%	34%	26%
Fixed Income Securities	67	68	65	66	74
Cross-Border Assets Under Custody	$4.7	$3.4	$2.7	$2.3	$1.9

Assets Under Management (In billions)—Estimated
Asset Management Sector
Equity Securities	$39	$37	$36	$30	$22
Fixed Income Securities	21	20	22	19	19
Alternative Investments	33	15	15	9	6
Liquid Assets	38	33	29	31	29

Total Asset Management Sector	131	105	102	89	76
Foreign Exchange Overlay	11	10	9	6	4
Securities Lending Short-Term Investment Funds	48	40	26	17	—

Total Assets Under Management	$190	$155	$137	$112	$80

(1)	The Company’s Retail Business, sold to JPMorgan Chase & Co. on October 1, 2006, has been accounted for as discontinued operations.
(2)	Excluding the $2,159 million of pre-tax gain on the sale of the Retail Business and $151 million of pre-tax merger and integration costs, diluted earnings per share would have been $2.26 in 2006.
(3)	The 2003 results reflect $96 million of pre-tax merger and integration costs associated with the Pershing acquisition as well as a $78 million pre-tax expense related to the settlement of a claim by General Motors Acceptance Corporation (“GMAC”) related to the 1999 sale of BNY Financial Corporation (“BNYFC”).

MA NAGEMENT’S DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The Bank of New York Company, Inc.’s (the “Company”) actual results of future operations may differ from those estimated or anticipated in certain forward looking statements contained herein for reasons which are discussed below and under the heading “Forward Looking Statements and Risk Factors.” When used in this report words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “think,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “highly attractive,” “extraordinarily strong and rapidly growing competitor,” “synergies,” “opportunities,” “superior returns,” “well-positioned,” “pro forma” and words of similar meaning, signify forward-looking statements in addition to statements specifically identified as forward looking statements. In addition, certain business terms used in this document are defined in the Glossary.

OVERVIEW

The Company’s Businesses

The Bank of New York Company, Inc. (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to move and manage their financial assets in more than 100 markets worldwide. The Company has a long tradition of collaborating with clients to deliver innovative solutions through its core competencies: securities servicing, treasury management, private banking, and asset management. The Company’s extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments and foundations. Its principal subsidiary, The Bank of New York (the “Bank”), founded in 1784, is the oldest bank in the United States and has consistently played a prominent role in the evolution of financial markets worldwide.

The Company’s strategy over the past decade has been to focus on highly scalable, fee-based securities servicing and fiduciary businesses, and it has achieved top three market share in most of its major product lines. The Company distinguishes itself competitively by offering one of the industry’s broadest array of products and services around the investment lifecycle. These include:

•	advisory and asset management services to support the investment decision;

•	custody, securities lending, accounting, and administrative services for investment portfolios;

•	clearance and settlement capabilities and trade and foreign exchange execution;

•	sophisticated risk and performance measurement tools for analyzing portfolios; and

•	services for issuers of both equity and debt securities.

By providing integrated solutions for clients’ needs, the Company strives to be the preferred partner in helping its clients succeed in the world’s rapidly evolving financial markets.

The Company’s long-term financial objectives include:

•	achieving positive operating leverage over an economic cycle; and

•	sustaining top-line growth by expanding client relationships and winning new ones.

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

Actions taken in the year 2006 significantly transformed the Company. During 2006 the Company:

•	Agreed to merge with Mellon Financial Corporation (“Mellon”), a global leader in asset management and securities servicing

•	Sold its retail and regional middle market banking businesses (“Retail Business”)

•	Purchased the corporate trust business (the “Acquired Corporate Trust Business”) of JPMorgan Chase & Co. (“JPMorgan Chase”)

•	Formed a joint venture known as BNY ConvergEx Group, LLC, a trade execution and investment technology firm

On December 3, 2006, the Company and Mellon entered into a definitive agreement to merge, creating the world’s largest securities servicing and asset management firm. The new company, which will be called The Bank of New York Mellon Corporation, will be the world’s leading asset servicer with assets under custody expected to exceed $17 trillion, the world’s leading corporate trustee with assets under trusteeship expected to exceed $8 trillion, and will rank among the top 10 global asset managers with assets under management expected to exceed $1.1 trillion.

Under the terms of the agreement, the Company’s shareholders will receive 0.9434 shares in the new company for each share of the Company that they own and Mellon shareholders will receive one share in the new company for each Mellon share they own. The Company and Mellon have entered into reciprocal stock option agreements for 19.9% of each other’s outstanding common stock.

The transaction has been unanimously approved by each company’s board of directors and is expected to be completed early in the third quarter of 2007, subject to regulatory and shareholder approvals. Assuming the achievement of planned synergies, on a GAAP basis the transaction is expected to be 1.0% dilutive to the Company’s operating earnings in 2007, and 1.4% accretive in 2008; is expected to be 1.0% accretive to Mellon’s operating earnings in 2007, and 5.7% accretive in 2008. On a cash basis, which excludes the impact of non-cash items such as the amortization of intangibles, the transaction is expected to be 1.1% accretive to the Company’s earnings in 2007, and 5.3% accretive in 2008; is expected to be 4.5% accretive to Mellon’s earnings in 2007, and 11.9% accretive in 2008.

The combined company is expected to have annual revenues of more than $12 billion, with approximately 28% derived from asset servicing, 38% from issuer services, clearing services and treasury services, and 29% from asset management and private wealth management. It will be well positioned to capitalize on global growth trends, including the evolution of emerging markets, the growth of hedge funds and alternative asset classes, the increasing need for more complex financial products and services, and the increasingly global need for people to save and invest for retirement. Almost a quarter of combined revenue will be derived internationally.

The companies expect to reduce annual pre-tax costs by approximately $700 million per year by 2010, or approximately 8.5% of the estimated 2006 combined expense base. The integration will be undertaken by a dedicated and experienced group of senior executives in a thoughtful and deliberate manner over a three-year period following the close of the transaction. The transaction will involve restructuring charges of approximately $1.3 billion.

The companies’ combined employee base of 40,000 is expected to be reduced by approximately 3,900 over a three-year period following the transaction. The companies expect to reduce headcount through normal attrition wherever possible and will provide extensive support to employees impacted by the merger.

On October 1, 2006, the Company purchased the Acquired Corporate Trust Business from, and sold the Company’s Retail Business to, JPMorgan Chase. In 2006, the Company adopted discontinued operations accounting for its Retail Business. Therefore, the results from continuing operations through September 30, 2006 exclude the results of the Company’s Retail Business but do not include the operations of the Acquired Corporate Trust Business, since the transaction did not close until October 1, 2006. Adjusted financial statements combining continuing and discontinued operations are presented in “Supplemental Information.”

The addition of the Acquired Corporate Trust Business to the Company’s existing franchise allows the Company to capitalize on the faster growing international and structured finance debt markets, as well as to strengthen its leadership in the municipal and corporate debt markets. The transaction diversifies the corporate trust revenue base by both geography and product. JPMorgan Chase’s corporate trust business comprised issues representing $5 trillion in total debt outstanding. It had 2,400 employees in more than 40 locations globally. Prior to the acquisition, the Company’s corporate trust business comprised issues representing $3 trillion in total debt outstanding and had 1,300 employees in 25 locations globally.

On October 2, 2006, the Company completed the transaction that resulted in the formation of BNY ConvergEx Group, LLC. The Company joined forces with Eze Castle Software, LLC and GTCR Golder Rauner, LLC, a private equity firm, to form BNY ConvergEx Group, in which the Company retains a 35% interest. BNY ConvergEx Group brings together the Company’s trade execution, commission management, independent research and transition management businesses with Eze Castle Software, a leading provider of trade order management and related investment technologies. BNY ConvergEx Group’s comprehensive suite of services, advanced technology offerings and breadth of distribution channels enable its customers to manage all aspects of the investment cycle, including idea generation, research, trade analysis, execution and wholesale clearing, risk management, commission management, transition management, compliance and portfolio management. With approximately 635 employees worldwide, BNY ConvergEx Group has a global presence in New York, Boston, San Francisco, Chicago, Dallas, Stamford, London, Bermuda, Tokyo, Hong Kong, and Sydney.

As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited several of its slower growth traditional banking businesses over the past decade. The Company’s more significant actions include selling its credit card business in 1997 and its factoring business in 1999, significantly reducing non-financial corporate credit exposures, and most recently, the sale of the Company’s Retail Business. To the extent these actions generated capital, the capital has been reallocated to the Company’s higher-growth businesses or used to repurchase shares.

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

Current Business Trends

In 2006 the operating environment was more favorable than in 2005. The equity markets were up and volumes were strong. The fixed income markets remained stable. Cross-border investment and trading activity increased. Volatility in foreign exchange markets was lower than expected, particularly in the second half of 2006. The Federal Reserve stopped raising interest rates in July 2006 and the yield curve became inverted. Because of its diversified business model, the Company achieved strong growth in many of its key business lines.

Noninterest income rose 13% in 2006. Revenue in the fourth quarter from the Acquired Corporate Trust Business was partly offset by the impact of the BNY ConvergEx transaction. The Company achieved solid growth in depositary receipts (“DR”), corporate trust, and investor and broker-dealer services. Private banking and asset management fees were up 26%, driven by strong growth in performance fees and acquisitions. Foreign exchange and other trading also performed well. These strong results offset lower fees from the global payments business and corporate lending activities.

Net interest income was up 12% in 2006 from 2005. Strong liquidity generated from the securities servicing businesses, higher interest rates and the Acquired Corporate Trust Business all contributed to this strong performance.

Expense control was effective, enabling the Company to bring as much of its revenue growth as possible to the bottom line. This reflects the Company’s continued progress on reengineering for labor efficiencies. The Company continued to relocate staff to lower cost locations. Excluding merger and integration costs, expense growth overall was up 12% in 2006 from 2005, reflecting increases related to acquisitions, particularly the Acquired Corporate Trust Business, partially offset by the disposition of certain execution businesses in the BNY ConvergEx transaction. New business, increased volumes in existing business and higher pension costs also led to higher expenses.

For 2007, the Company based its budget planning process on expectations of moderate global economic growth with continued momentum in the capital markets. The Company expects U.S. equity markets to rise 6-8%. U.S. non-program equity volumes are forecasted to be up 4-6% with equity capital raising holding steady. Strong growth in merger and acquisition volumes is expected. The Company assumes a slight decrease in short-term interest rates. GDP growth is expected to be approximately 2.5% to 3%. The Company projects fixed income activity should be reasonably strong.

This presents an overall backdrop that remains favorable to the Company’s operating model. Given these factors and the momentum carried into the year, the Company expects to show particular strength in investor services, as this business continues to benefit from the globalization of the financial markets and asset flows. The strong secular trend in heightened cross-border investing should continue to produce good results in the depositary receipts business as well. The Company also expects foreign exchange and other trading results to benefit, given these cross-border investment flows, although these businesses could be adversely impacted if foreign currency volatility does not rise from what were 10-year lows in the fourth quarter of 2006. The fixed income-linked businesses, corporate trust and broker-dealer services, are both poised to benefit from continued vibrancy in the fixed income markets, as global and structured products are expected to lead the way with increased activity. Private banking and asset management are also expected to perform well, as the Company enters the year with momentum and anticipates asset growth at its alternative assets complex, featuring Ivy Asset Management Corp. (“Ivy”), Alcentra Group Limited (“Alcentra”) and Urdang Capital Management, Inc. (“Urdang”). In terms of net interest income, the Acquired Corporate Trust Business has added an attractive deposit base to the Company’s balance sheet. The Company currently anticipates only modest average earning asset growth in 2007. The net interest margin should be reasonably steady, in spite of the inverted yield curve that the Company expects to persist for much of 2007. Credit costs are expected to be well below the through-the-cycle mean in 2007, although they will likely be positive for the year.

In 2006, comparisons of operating leverage with prior year periods will not be meaningful given the strategic transactions that closed in 2006. Excluding any additional impact of the planned merger with Mellon, the Company intends to migrate an additional 660 staff in 2007 to lower-cost locations such as Manchester, Orlando and India. Data center consolidation and decommissioning will continue and the Company expects to realize additional synergies of the Acquired Corporate Trust Business as conversions are completed.

The 2007 tax rate should be slightly higher than 2006 in the 32-33% range.

The Company has no significant share repurchases planned for 2007 as it rebuilds its tangible common equity, in light of the purchase of the Acquired Corporate Trust Business and the proposed merger with Mellon. The Company expects diluted weighted average shares outstanding for 2007 to increase by approximately 10 million shares from 766 million shares in 2006. The increase relates to employee stock option exercises and the impact of a higher share price on the computation of shares issuable upon conversion of employee stock options.

FINANCIAL HIGHLIGHTS

2006

In 2006, the Company reported net income of $3,011 million and diluted earnings per share (“EPS”) of $3.93 compared with net income of $1,571 million and diluted earnings per share of $2.03 in 2005, and net income of $1,440 million and diluted earnings per share of $1.85 in 2004. On an adjusted basis, excluding merger and integration costs and the gain on the sale of the Retail Business, full-year 2006 diluted earnings per share was $2.26, an increase of 11% over $2.03 in 2005 and net income was $1,731 million, compared with $1,571 million in 2005.

Income from continuing operations in 2006 was $1,476 million, or $1.93 of diluted earnings per share, compared with $1,343 million, or $1.74 of diluted earnings per share in 2005 and $1,253 million or $1.61 of diluted earnings per share in 2004.

Performance highlights for 2006 include:

•	Securities servicing fees were up 13% from 2005;

•	Net interest income was up 12% from 2005;

•	Foreign exchange and other trading activities were up 12% from 2005; and

•	Private banking and asset management fees were up 26% from 2005.

The following table shows the impact of the gain on the sale of the Company’s Retail Business and merger and integration costs on diluted earnings per share for the full year ended December 31, 2006:

	Diluted Earnings Per Share
(In dollars)	Continuing Operations	Discontinued Operations	Adjusted(1)
As Reported	$1.93	$2.00	$3.93
Merger & Integration Costs(2)	0.09	0.04	0.13
Gain on Sale of Retail Business(3)	—	(1.80)	(1.80)

Operating(4)	$2.02	$0.24	$2.26

(1)	Adjusted results combine continuing and discontinued operations to provide continuity with historical results.
(2)	Merger and integration costs include investment portfolio restructuring costs, employee-related costs, and other transaction-related expenses totaling $101 million after-tax.
(3)	The Company recorded an after-tax gain on the sale of the Retail Business of $1,381 million ($2,159 million pre-tax).
(4)	Operating excludes merger & integration costs and the gain on the sale of the Retail Business.

2005

In 2005, the Company reported net income of $1,571 million and diluted earnings per share of $2.03. Income from continuing operations was $1,343 million, or $1.74 of diluted earnings per share.

Securities servicing fees were up 10% from 2004. Net interest income was up versus 2004. Private banking and asset management fees and foreign exchange and other trading revenues also rose from the prior year. The Company’s capital management was active, as the Company repurchased 5 million net shares.

The Company’s 2005 earnings reflected significant progress toward its key objectives. New business wins and revenues from new and innovative products drove double-digit revenue growth in many of the Company’s key business lines. In 2005, the Company focused on generating positive operating leverage and began to deliver on that objective as well. A number of regulatory issues were resolved. The Company launched its branding initiative in January 2005 and continued to expand it throughout the year.

During 2005, the Company formed strategic alliances to penetrate faster-growing markets in France, Germany, the Nordic and Baltic region, Japan, Australia, and India. The Company also continued to expand its market presence in high-growth areas such as hedge fund servicing and collateral management, while extending its capabilities in the rapidly growing area of alternative investments.

2004

In 2004, the Company reported net income of $1,440 million and diluted earnings per share of $1.85. Income from continuing operations was $1,253 million or $1.61 of diluted earnings per share. In 2004, the Company recorded several gains and charges that in the aggregate reduced reported earnings by 3 cents per share. These items are detailed in “Other 2004 Developments.”

In 2004, the growth in earnings was paced by securities servicing and core net interest income growth, strong credit performance, and higher than expected securities gains. Performance was strong across nearly all the Company’s securities servicing businesses. Investor and issuer services increased by 11% and 12%, respectively. The growth in investor services was driven largely by new business wins and improvements year-over-year in asset values and volumes. Issuer services benefited from increased cross-border activity in depositary receipts and improving market share in global products within corporate trust. Broker-dealer services were up 17% primarily due to strong growth in collateral management.

The Company’s asset management business continued to perform well, responding to growing institutional investor interest in alternative investments. Private banking and asset management fees increased primarily due to exceptional growth at Ivy, the Company’s fund of funds manager. In addition, foreign exchange results benefited from currency volatility and increased cross-border investing.

This strength in revenue was partially offset by upward pressure on the Company’s expense base. Higher employee stock option and pension expenses, business continuity spending, costs associated with legal and regulatory matters, and costs associated with converting new business opportunities in investor services all contributed to higher expense levels.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income (Continuing Operations)

(In millions)	2006	2005	2004	Percent Inc/(Dec)
				2006 vs. 2005	2005 vs. 2004
Securities Servicing Fees
Execution and Clearing Services	$1,245	$1,222	$1,141	2%	7%
Investor Services	1,138	1,056	924	8	14
Issuer Services	895	639	583	40	10
Broker-Dealer Services	259	227	205	14	11

Securities Servicing Fees	3,537	3,144	2,853	13	10
Global Payment Services Fees	252	260	277	(3)	(6)
Private Banking and Asset Management Fees	569	452	406	26	11
Service Charges and Fees	207	228	223	(9)	2
Foreign Exchange and Other Trading Activities	425	379	353	12	7
Securities Gains	88	68	78	29	(13)
Net Economic Value Payments	23	—	—	NM	NM
Other	221	167	187	32	(11)

Total Noninterest Income	$5,322	$4,698	$4,377	13	7

NM—not meaningful

Noninterest income is provided by a wide range of securities servicing, global payment services, private banking and asset management, trading activities, and other fee-based services. Revenues from these activities were $5,322 million in 2006, compared with $4,698 million in 2005 and $4,377 million in 2004. As a percentage of revenues, total noninterest income was 78% in 2006, essentially unchanged from 2005 and 2004. The increase in revenue in 2006 primarily reflects stronger performance in securities servicing and private banking and asset management fees, foreign exchange and other trading revenues as well as a higher level of securities gains and other income.

The increase in 2005 primarily reflected broadly stronger performance in securities servicing, private banking and asset management fees, and foreign exchange and other trading revenue.

Securities servicing fee growth over 2005 reflected the Acquired Corporate Trust Business and strong organic growth in issuer services, investor services, and broker-dealer services. Growth in these areas was partly offset by disposition of certain execution businesses in the BNY ConvergEx transaction and weaker results in the Company’s clearing and remaining domestic execution business. In 2005, the increase in securities servicing fees from 2004 reflected solid growth across all businesses. For additional details on Securities Servicing Fees, see “Institutional Services Segment” in “Business Segment Review”.

Global payment services fees, principally funds transfer, cash management, and trade services declined compared with 2005 and 2004. While the payments business continues to grow in 2006, as evidenced by the funds transfer volume and net new business, the level of fees has been impacted by customers paying with a higher value of compensatory balances in lieu of fees. On an invoiced services basis, total revenue was up 6% over 2005. The 2005 decline in global payment services fees from 2004 is attributable to customers choosing to pay with higher compensatory balances, which benefited net interest income.

Private banking and asset management fees increased over 2005 reflecting acquisitions and improved performance fees at Ivy. In 2005, the increase in fees reflected strong growth in asset management fees as well as higher fees in private banking.

The decline in service charges and fees from 2005 to 2006 was due to lower capital market fees. The increase in 2005 versus 2004 was due to higher capital market fees.

Foreign exchange and other trading revenues were up significantly from 2005 and 2004. Foreign exchange trading revenues grew strongly in 2006 reflecting higher customer volumes driven by cross-border investment flows, greater business from existing clients, and favorable market conditions in the first half of the year. Foreign currency volatility declined in the second half of 2006 reaching a ten-year low at the end of 2006. Other trading revenues grew in 2006 reflecting higher fixed income activities partially offset by lower trading revenue at Pershing. The increase in foreign exchange and other trading in 2005 from 2004 resulted from increased volume due to new business wins, greater business from existing clients, and higher interest rate and equity derivatives trading partially offset by a decline in trading revenue at Pershing. Pershing contributed $42 million to foreign exchange and other trading revenue in 2006, compared with $44 million in 2005 and $51 million in 2004.

Securities gains were higher in 2006 compared with 2005 and 2004. The securities gains in 2006 were primarily attributable to favorable market conditions and liquidity in the private equity markets. In 2006, the Company sold one of its sponsor fund investments to a third party for a realized gain of $11 million. The securities gains in 2005 were primarily attributable to the Company’s private equity portfolio.

Net economic value payments are amounts received from JPMorgan Chase for the economic value of certain deposits related to the Acquired Corporate Trust Business that have not yet transitioned to the Company’s balance sheet. The transition is expected to occur during the second quarter of 2007.

Other noninterest income is attributable to asset-related gains, equity investments, and other transactions. Asset-related gains include gains on lease residuals, as well as loan and real estate dispositions. Equity investment income primarily reflects the Company’s proportionate share of the income from its investment in

BNY ConvergEx, Wing Hang Bank Limited (“Wing Hang”), RBSI Securities Services (Holdings) Limited, and AIB/BNY Securities Services (Ireland) Limited (“AIB/BNY”) through December 19, 2006, when the Company acquired the remaining 50% of the business it did not own. Other income primarily includes income or loss from insurance contracts, low income housing and other investments, as well as various miscellaneous revenues. The breakdown among these three categories is shown below:

Other Noninterest Income

(In millions)	2006	2005	2004
Asset-Related Gains	$111	$88	$80
Equity Investment Income	50	42	43
Other	60	37	64

Total Other Noninterest Income	$221	$167	$187

Other noninterest income increased versus 2005 and 2004 due to higher asset-related gains and higher income from other investments. In 2006, asset-related gains included a pre-tax gain of $35 million related to the conversion of the Company’s New York Stock Exchange (“NYSE”) seats into cash and shares of NYSE Group, Inc. common stock, some of which were sold. Asset-related gains in 2005 included a $17 million gain on the sale of the Company’s interest in Financial Models Companies, Inc. (“FMC”), a $12 million gain on the sale of certain Community Reinvestment Act (“CRA”) investments, a $12 million gain on sale of eight NYSE seats, and a $10 million gain on the sale of a building. Asset-related gains in 2004 included a pre-tax gain of $48 million from the sale of a portion of the Company’s investment in Wing Hang. The higher level of asset-related gains in 2005 and 2004 helped to offset higher legal and regulatory costs and the impact of the SFAS No. 13, “Accounting for Leases” (“SFAS 13”), lease income adjustment in 2004. The decline in income from other investments from 2004 to 2005 reflected fewer government grants and lower insurance-related income.

Net Interest Income (Continuing Operations)

(Dollars in millions)	2006	2005	2004	Percent Inc/(Dec)
				2006 vs. 2005	2005 vs. 2004
Net Interest Income	$1,499	$1,340	$1,157	12%	16%
Tax Equivalent Adjustment(1)	22	27	26

Net Interest Income on a Tax Equivalent Basis	$1,521	$1,367	$1,183	11	16

Net Interest Margin	2.01%	2.02%	1.79%

(1)	A number of amounts related to net interest income are presented on a “tax equivalent basis” for better comparability. To calculate the tax equivalent revenues and profit or loss, the Company adjusts tax-exempt revenues and the income or loss from such tax-exempt revenues to show these items as if they were taxable, applying an assumed tax rate of 35 percent. The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

Net interest income on a continuing operations basis increased in 2006 from 2005 reflecting the higher deposit balances associated with the Acquired Corporate Trust Business, higher amounts of interest-earning assets and interest-free balances as well as the higher value of interest-free balances in a rising rate environment. In 2005, the increase in net interest income reflected the Company’s sound interest rate positioning for a rising rate environment, continued expansion of deposit spreads, and increased liquidity generated by servicing activities.

In 2006 and 2005, the Company also benefited from customers’ greater use of compensating balances in a rising rate environment.

Average interest-earning assets were $75.6 billion in 2006, compared with $67.7 billion in 2005 and $66.1 billion in 2004. The increase in 2006 from 2005 mainly reflects the investment of deposits from the Acquired

Corporate Trust Business. Average loans were $33.6 billion in 2006, compared with $32.1 billion in 2005 and $30.6 billion in 2004. Average securities were $25.9 billion in 2006, up from $24.3 billion in 2005 and $20.1 billion in 2004.

The net interest margin was 2.01% in 2006, compared with 2.02% in 2005 and 1.79% in 2004. In 2004, excluding three cumulative leasing adjustments triggered by SFAS 13 of $66 million, the net interest margin would have been approximately eight basis points higher. See “Other 2004 Developments.”

Net interest income does not reflect the impact of certain deposits of the Acquired Corporate Trust Business which are expected to be transitioned to the Company in the second quarter of 2007. The payment for the economic value on these deposits was $23 million for the fourth quarter of 2006.

Noninterest Expense (Continuing Operations)

(In millions)	2006	2005	2004	Percent Inc/(Dec)
				2006 vs. 2005	2005 vs. 2004
Salaries and Employee Benefits	$2,640	$2,310	$2,094	14%	10%
Net Occupancy	279	250	236	12	6
Furniture and Equipment	190	199	195	(5)	2
Clearing	183	187	176	(2)	6
Sub-custodian Expenses	134	96	87	40	10
Software	220	214	191	3	12
Communications	97	91	89	7	2
Amortization of Intangibles	76	40	34	90	18
Merger and Integration Costs	106	—	—	NM	NM
Other	746	680	596	10	14

Total Noninterest Expense Including Merger and Integration Costs	4,671	4,067	3,698	15	10
Merger and Integration Costs	(106)	—	—	NM	NM

Total Noninterest Expense Excluding Merger and Integration Costs	$4,565	$4,067	$3,698	12	10

NM—not meaningful

Noninterest expense in 2006, excluding merger and integration costs, rose reflecting increased costs associated with new business, acquisitions, and higher pension costs.

The 2005 increase in expenses primarily reflected increased staffing and clearing costs associated with new business and acquisitions, higher stock option and pension expense, and expanded occupancy costs associated with business continuity, as well as higher technology and legal costs.

Salaries and employee benefits are comprised of:

•	compensation expense, which includes

•	base salary expense, primarily driven by headcount,

•	the cost of temporary help and overtime, and

•	severance expense;

•	incentive expense, which includes

•

additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, business unit and corporate performance versus goals, and

•	stock option expense; and

•	employee benefit expense, primarily medical benefits, payroll taxes, pension and other retirement benefits.

Salaries and employee benefits were up in 2006 compared with 2005, reflecting higher staff levels tied to new businesses, acquisitions, higher incentive compensation and increased temporary help, partially offset by the BNY ConvergEx transaction. In 2005, the increase in salaries reflected tight headcount control and reengineering and relocation projects partially offset the impact of business wins, acquisitions and additional legal and compliance personnel. Benefits expenses were up compared with 2005, reflecting acquisitions and higher expenses for incentive payments and pensions. In 2005, benefit expense increased significantly reflecting higher expenses for pensions, stock options, medical benefits, and incentive payments. The Acquired Corporate Trust Business and the conversion of AIB/BNY to a wholly-owned subsidiary resulted in an increase in the number of employees at December 31, 2006, to 22,961, up from 19,944 and 19,646, in 2005 and 2004, respectively.

The reduction in clearing expenses in 2006 reflects the BNY ConvergEx transaction. The increase in 2005 reflected higher expenses associated with acquisitions within the execution business.

The higher level of sub-custodian expenses in 2006 reflects increased asset values and transaction volumes of assets under custody, and increased activity in depositary receipts. In 2005, the increase in sub-custodian expenses was associated with higher levels of business activity.

Software expenses increased in 2006 and 2005, reflecting the Company’s continued investment in technology capabilities supporting its servicing activities as well as spending and development to support business growth.

Amortization of intangibles increased in 2006 primarily reflecting the Acquired Corporate Trust Business and the Alcentra and Urdang acquisitions.

Merger and integration costs primarily included a loss in connection with the restructuring of the Company’s investment portfolio and employee-related costs such as severance. The swap of the Acquired Corporate Trust Business for the Retail Business resulted in a more liability-sensitive balance sheet because corporate trust liabilities reprice more quickly than retail deposits. The Company sold $5.5 billion of investment portfolio securities in the third quarter of 2006 to adjust interest rate sensitivity going forward.

Other noninterest expense consists of vendor services, business development, legal expenses, settlements and claims, and other expenses. Vendor services include professional fees, computer services, market data, courier, and other services. Business development includes advertising, charitable contributions, travel, and entertainment expenses. The breakdown among these four categories is shown below:

Other Noninterest Expense

(In millions)	2006	2005	2004
Vendor Services	$368	$293	$268
Business Development	108	97	82
Legal Fees, Settlements and Claims	66	120	65
Other	204	170	181

Total Other Noninterest Expense	$746	$680	$596

In 2006, other expenses increased reflecting increases in vendor services, business development and other partially offset by a decline in legal fees and settlements. The increase in vendor services in 2006 primarily reflects higher expenses due to the acquisition of the Acquired Corporate Trust Business. Growth in business development expenses during 2006 reflects higher travel and entertainment, and advertising related to the Company’s branding initiatives. The decline in legal fees, settlements and claims in 2006 reflects the settlement of certain legal and regulatory matters involving the Company. Legal fees, settlements and claims in 2005 included $24 million associated with the Russian Funds transfer matter and other regulatory matters.

The Company continues to increase its investment in technology, focusing on key items such as delivering positive operating leverage, driving product innovation and enhancing the client experience. Software development has been an increasing component of technology expense in 2006, 2005, and 2004. The rate of infrastructure investment is slowing. In the fourth quarter of 2005, the Company’s new data center in the mid-south region of the U.S. became operational. The new data center improved the geographic diversification and resilience of the Company’s operations and supports the processing needs of the Company’s customers. Print center consolidation was completed in 2005. Core investor services applications were recently developed and engineered with technologies that should be durable over time.

In January 2004, the Company began a three-year effort to move 1,500 positions to lower cost areas. In 2006, the Company moved 575 positions out of higher-cost locations, up from 516 in 2005 and 419 in 2004. As a result of the moves, the Company incurred higher expense in 2006 for severance and lease termination, but will achieve net benefits in 2007 and 2008. In 2007, excluding any additional impact of the planned merger with Mellon, the Company anticipates moving an additional 660 positions.

Income Taxes

On a continuing operations basis, the Company’s consolidated effective tax rates for 2006, 2005, and 2004 were 32.0%, 32.1%, and 31.9%, respectively. The slight decrease in the effective tax rate in 2006 primarily reflects the increased benefit from foreign operations offset by lower tax-exempt income and lower credits from low-income housing. The increase in the effective tax rate in 2005 from 2004 primarily reflected higher state and local taxes.

The Company makes synthetic fuel and low income housing (Sections 29 and 42 of the Internal Revenue Code, respectively) investments that generate tax credits, which have the effect of permanently reducing the Company’s tax expense. The Company also invests in leveraged leases which, through accelerated depreciation, postpone the payment of taxes to future years. For financial statement purposes, deferred taxes are recorded as a liability for future payment.

The Company’s effective tax rate in 2007 is expected to be impacted by the price of oil, which determines the amount of synthetic fuel tax credits it will receive. These credits relate to investments that produce alternative fuel from coal by-products.

To manage its exposure in 2007 to the risk of an increase in oil prices that could reduce synthetic fuel tax credits, the Company entered into an option contract covering a specified number of barrels of oil that settles at the end of 2007. The option contract economically hedges a portion of the Company’s projected 2007 synthetic fuel tax credit benefit. The contract does not qualify for hedge accounting and, as a result, changes in the fair value of the option will be recorded currently in trading income. The Company may enter into further option contracts to protect against fluctuations in oil prices.

The Company is assuming a $69.50 average price per barrel in 2007 to estimate the 2007 benefit from synthetic fuel credits. To the extent the average oil price differs from this assumption, the table below shows the estimated effect on EPS for 2007.

Avg. Price Per Barrel in 2007	Phase- out %	Net Benefit (In millions)	Option Contract Benefit/ (Cost) (In millions)	EPS Effect
$64.00	0.0%	$60.2	$(1.5)	$0.03
65.50	12.6	52.6	(1.5)	0.02
67.50	26.3	44.4	(0.7)	0.01
69.50	40.0	36.1	2.3	— (1)
71.50	53.8	27.8	5.3	(0.01)
73.50	67.5	19.6	8.3	(0.01)
78.00	100.0	0.0	12.1	(0.03)

(1)	Assumption used to compute effective tax rate of between 32% and 33% for 2007.

If the 2007 average price per barrel of oil were to go below $64 or above $78, there would be no additional EPS effect.

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

On October 1, 2006, the Company sold substantially all of the assets of its Retail Business. The business segment information is reported on a continuing operations basis for all periods presented, but only includes the operations of the Acquired Corporate Trust Business, from October 1, 2006, the date on which it was acquired. The corporate trust business acquired is included in Issuer Services Business in the Institutional Services Segment. Information related to the Company’s Retail Business is no longer included in the segment data. See “Discontinued Operations” in the Notes to the Consolidated Financial Statements for a discussion of discontinued operations. Results in the Execution and Clearing Services Business in 2006 were impacted by the disposition of certain execution businesses in the BNY ConvergEx transaction.

The Company currently reports results for three segments, with the Institutional Services Segment being further subdivided into four business groupings. These segments are shown below:

•	Institutional Services Segment

•	Investor & Broker-Dealer Services Business

•	Execution & Clearing Services Business

•	Issuer Services Business

•	Treasury Services Business

•	Private Bank & BNY Asset Management Segment

•	Corporate and Other Segment

Other specific segment accounting principles employed include:

•	The measure of revenues and profit or loss by a segment has been adjusted to present segment data on a tax equivalent basis.

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

•

Net interest income is allocated to segments based on the yields on the assets and liabilities generated by each segment. Assets and liabilities generated by credit-related activities are allocated to businesses based on borrower usage of those businesses’ products or services. Credit-only relationships and borrowers using both credit and payment services remain in the Treasury Services Business. Segments with a net liability position are allocated assets primarily from the securities portfolio.

•

Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to the Investor & Broker-Dealer Services Business (which includes the Company’s custody operations.)

•

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

In Investor Services, the Company is one of the leading custodians with $13.0 trillion of assets under custody at December 31, 2006. The Company is one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $2.0 trillion in total assets. The Company also services more than 40% of the exchange-traded funds in the United States, and is a leading U.K. custodian. In securities lending, the Company is the largest lender of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.8 trillion in 27 markets around the world.

The Company’s Broker-Dealer Services business clears approximately 50% of U.S. Government securities transactions. The Company is a leader in global clearance, clearing equity and fixed income transactions in 101 markets. With over $1.3 trillion in tri-party balances worldwide, the Company is the world’s largest collateral management agent.

Execution & Clearing Services Business

As a result of the BNY ConvergEx transaction, beginning in the fourth quarter of 2006, the Company’s Execution and Clearing Services business consists of its Pershing clearing business, its 35% equity interest in BNY ConvergEx Group and the Company’s B-Trade and G-Trade businesses which are expected to become part of the BNY ConvergEx Group in 2008. The BNY ConvergEx transaction changed the accounting from a line by line consolidation to a 35% equity interest recorded in other income.

The Company’s Pershing subsidiary provides clearing, execution, financing, and custody for introducing broker-dealers and registered investment advisors. Pershing services more than 1,100 retail and institutional financial organizations and independent investment advisors with over 5.6 million active accounts.

Issuer Services Business

Issuer Services includes corporate trust, depositary receipts, employee investment plan services, stock transfer, and credit-related services.

In Issuer Services, the Company is depositary for more than 1,271 American and global depositary receipt programs, with a 64% market share, servicing leading companies from 62 countries. As a trustee, the Company provides diverse services for corporate, municipal, structured, and international debt securities. The Company serves as trustee for some 90,000 clients with more than $8 trillion in outstanding debt securities. The Company is the third largest stock transfer agent in the United States, servicing more than 17 million shareowners. Employee Investment Plan Services has 120 clients with 650,000 employees in over 54 countries.

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

The Company provides lending and credit-related services to large public and private corporations nationwide. Special industry groups focus on industry segments such as media, telecommunications, cable, energy, real estate, retailing, and healthcare. Credit-related revenues are allocated to businesses other than Treasury Services to the extent the borrower uses that businesses’ products or services. Credit-only relationships and borrowers using both credit and payment services remain in Treasury Services. Through BNY Capital Markets, Inc., the Company provides a broad range of capital markets services including syndicated loans, bond underwriting, and private placements of corporate debt and equity securities. The Company is a lead arranger or agent of syndicated financings for clients in the U.S., having completed 106 transactions totaling in excess of $63 billion during 2006.

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

BNY Asset Management provides investment solutions for some of the wealthiest individuals, largest corporations and most prestigious organizations around the world applying a broad spectrum of investment strategies and wealth management solutions. BNY Asset Management’s alternative strategies have expanded to include funds of hedge funds, private equity, alternative fixed income, and real estate.

The Company’s asset management subsidiaries include:

•	Ivy Asset Management Corporation, a leading fund of hedge funds firm, offers a comprehensive range of multi-manager hedge fund products and customized portfolio solutions.

•	Alcentra offers sophisticated alternative credit investments, including leveraged loans and subordinated and distressed debt.

•

Urdang, a real estate investment firm, offers the opportunity to invest in real estate through separate accounts, a closed-end commingled fund that invests directly in properties, and a separate account that invests in publicly-traded REITs.

•	Estabrook Capital Management LLC offers value-oriented investment management strategies, including socially responsible investing.

•	Gannett, Welsh & Kotler specializes in tax-exempt securities management and equity portfolio strategies.

The Company also provides investment management services directly to institutions and manages the “Hamilton” family of mutual funds.

Corporate and Other Segment

The Corporate and Other Segment primarily includes the Company’s leasing operations and corporate overhead. Net interest income in this segment primarily reflects the funding cost of goodwill and intangibles. The tax equivalent adjustment on net interest income is eliminated in this segment. Provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle for the other two reportable segments and the Company’s recorded provision. The Company’s approach to acquisitions is highly centralized and controlled by senior management. Accordingly, the resulting goodwill and other intangible assets are included in this segment’s assets. Noninterest expense includes the related amortization. Noninterest income primarily reflects leasing, securities gains, and income from the sale of other corporate assets. Noninterest expenses include direct expenses supporting the leasing activities as well as certain corporate overhead not directly attributable to the operations of the other segments.

In addition, this segment includes the difference between amounts previously reported in the Company’s Retail and Middle Market Banking Segment and the discontinued operations of the Company’s retail and regional middle market banking businesses.

Segment Analysis

Institutional Services Segment

(In millions)	2006	2005	2004	Inc/(Dec)
				2006 vs. 2005	2005 vs. 2004
Net Interest Income	$1,403	$1,193	$1,064	$210	$129
Noninterest Income	4,639	4,180	3,830	459	350
Total Revenue	6,042	5,373	4,894	669	479
Provision for Credit Losses	65	59	59	6	—
Noninterest Expense	3,774	3,444	3,140	330	304
Income Before Taxes	2,203	1,870	1,695	333	175

Average Assets	83,045	75,682	72,286	7,363	3,396
Average Deposits	52,743	45,475	43,811	7,268	1,664

The Company’s Institutional Services business is conducted in four business groupings: Investor & Broker-Dealer Services, Execution & Clearing Services, Issuer Services, and Treasury Services. Income before taxes was up 18% to $2,203 million in 2006 from $1,870 million in 2005, which was up 10% versus $1,695 million in 2004.

As of December 31, 2006, assets under custody rose to $13.0 trillion, from $10.9 trillion at December 31, 2005. The increase in assets under custody primarily reflects rising asset values and growth in cross-border assets. Cross-border assets were up 38% to $4.7 billion from $3.4 billion. Equity securities composed 33% of the assets under custody at December 31, 2006 compared with 32% at December 31, 2005, while fixed income securities were 67% compared with 68% last year. Assets under custody in 2006 consisted of assets related to the custody and mutual funds businesses of $9.0 trillion, broker-dealer services assets of $2.3 trillion, and all other assets of $1.7 trillion.

The Institutional Services Segment had a strong year in 2006. Almost all business lines reported significant growth with depositary receipts, corporate trust and broker-dealers services particularly strong. The Institutional Services Segment’s 2006 results were impacted by the purchase of the Acquired Corporate Trust Business and the BNY ConvergEx transactions, both of which occurred at the start of the fourth quarter. Non-program equity trading volumes were up 5% from 2005. Foreign exchange volatility was at a ten-year low at year-end. Average daily U.S. fixed income trading volume was up 1% during the year. Total global debt issuance increased 3% from 2005. In 2006, asset prices rose, with the S&P 500 Index up 14% and the MSCI EAFE® Index up 23%. During the year, depositary receipts trading exceeded $1.9 trillion, up over 58% from 2005. The issuance of global collateralized debt obligations is up 96% versus 2005.

Market Data

	2006	2005	2004	Percent Inc/ (Dec)
				2006 vs. 2005	2005 vs. 2004
S&P 500 Index(1)	1,418	1,248	1,212	14%	3%
NASDAQ Composite Index(1)	2,415	2,205	2,175	10	1
Lehman Brothers
Aggregate Bondsm Index(1)	226.6	206.2	220.6	10	(7)
MSCI EAFE® Index(1)	2,074.5	1,680.1	1,515.5	23	11
NYSE Volume (In billions)	458.5	415.1	369.6	10	12
NASDAQ Volume (In billions)	502.6	449.2	453.9	12	(1)

(1)	Period end

The results of many of the Company’s businesses are influenced by customer activities that vary by quarter. For instance, consistent with an overall decline in securities industry activity in the summer, the Company typically experiences a seasonal decline in the third quarter. The Company also experiences seasonal increases in securities lending and depositary receipts reflecting the European dividend distribution season during the second quarter of the year, and to a lesser extent, in the fourth quarter of the year. The results for the businesses in the Institutional Service segment are discussed below.

Investor & Broker-Dealer Services Business

	2006	2005	2004	Inc/ (Dec)
(In millions)				2006 vs. 2005	2005 vs. 2004
Net Interest Income	$624	$569	$518	$55	$51
Noninterest Income	1,971	1,826	1,627	145	199
Total Revenue	2,595	2,395	2,145	200	250
Provision for Credit Losses	10	7	7	3	—
Noninterest Expense	1,797	1,636	1,441	161	195
Income Before Taxes	788	752	697	36	55

Average Assets	40,293	36,233	35,225	4,060	1,008
Average Deposits	33,059	28,416	27,199	4,643	1,217
Nonperforming Assets	6	4	26	2	(22)
Net Charge-offs/(Recoveries)	—	—	4	—	(4)

In 2006, income before taxes in the Investor & Broker-Dealer Services business increased to $788 million from $752 million in 2005 and $697 million in 2004. The increase in 2006 reflects strong revenue growth in both investor services fees and broker-dealer services fees.

Noninterest income was $1,971 million in 2006, compared with $1,826 million in 2005 and $1,627 million in 2004. The increase in noninterest income in 2006 is attributable to growth in both investor and broker-dealer services fees. Revenues from foreign exchange trading were also up significantly reflecting higher customer volumes driven by cross-border investment flows, greater business from existing clients, and favorable market conditions in the first half of the year.

Investor services fees depend on:

•	the volume of transactions in clients’ accounts, as well as the number of accounts;

•	the level of assets under custody; and

•	securities lending revenue.

Investor services fees were up in 2006 compared with 2005 and 2004. The increase over 2005 reflects strong cross-border flows which drove double-digit growth in global fund services and global custody. The continued growth of hedge funds drove growth in alternative investment services up over 40% while the Company’s UIT and exchange-traded fund businesses grew over 20%. Securities lending fees showed good growth in 2006 as strong growth in average loan volumes was partly offset by lower spreads. Securities lending spreads were impacted by lower demand for treasury borrowing and a narrowing of the interest rate differential between federal funds and repurchase transactions. In 2005, investor services fee growth resulted from strength in global and domestic fund services and custody, as well as new business wins and strong organic growth.

Broker-dealer services fees depend on:

•	level of activity in the fixed income market; and

•	financing needs of customers, which are typically higher when the equity and fixed-income markets are active.

Broker-dealer services fees were up compared with 2005 and 2004. The increase in 2006 was primarily driven by growth in domestic and global collateral management. Higher volumes led to increased fees in domestic and global clearance. The Company now handles approximately $1.3 trillion of financing for the Company’s broker-dealer clients daily through tri-party collateralized financing agreements, up 20% from a year ago. In 2005, increased broker-dealer services fees reflected higher volumes due to new business wins in the collateral management business and greater volumes in government securities clearance.

Net interest income in the Investor & Broker-Dealer Services business was $624 million in 2006, compared with $569 million in 2005 and $518 million in 2004. Net interest income growth in 2006 and 2005 reflected increased deposit flows from customers in both businesses. Average deposits generated by the Investor & Broker-Dealer Services business were $33.1 billion in 2006, compared with $28.4 billion in 2005 and $27.2 billion in 2004. Average assets in the business were $40.3 billion in 2006, compared with $36.2 billion in 2005 and $35.2 billion in 2004.

Noninterest expense was $1,797 million in 2006, compared with $1,636 million in 2005 and $1,441 million in 2004. The increase in noninterest expense in 2006 and 2005 was due to higher salaries, employee benefits, technology costs, and sub-custody expenses tied to business growth, and higher pension expenses. Costs associated with moves to lower cost areas also drove expenses higher in 2006. Stock option and business continuity expense also drove expenses higher in 2005.

Net charge-offs were zero in 2006 and 2005, compared with $4 million in 2004. Nonperforming assets were $6 million at December 31, 2006, compared with $4 million at December 31, 2005, and $26 million at December 31, 2004.

Execution & Clearing Services Business

	2006	2005	2004	Inc/ (Dec)
(In millions)				2006 vs. 2005	2005 vs. 2004
Net Interest Income	$268	$211	$170	$57	$41
Noninterest Income	1,394	1,325	1,242	69	83
Total Revenue	1,662	1,536	1,412	126	124
Provision for Credit Losses	2	1	1	1	—
Noninterest Expense	1,150	1,151	1,087	(1)	64
Income Before Taxes	510	384	324	126	60

Average Assets	14,866	15,478	15,122	(612)	356
Average Payables to Customers and Broker-Dealers	4,899	6,014	6,361	(1,115)	(347)
Nonperforming Assets	—	—	2	—	(2)
Net Charge-offs/(Recoveries)	(4)	8	10	(12)	(2)

In 2006, income before taxes in the Execution & Clearing Services Business increased to $510 million from $384 million and $324 million in 2005 and 2004. The increase in 2006 reflects improved results at Pershing, both from ongoing activities and the $35 million gain related to the conversion of the Company’s New York Stock Exchange seats into cash and shares of the NYSE Group, Inc. common stock, some of which were sold.

Noninterest income was $1,394 million in 2006, compared with $1,325 million in 2005 and $1,242 million in 2004. The execution business in 2006 was impacted by the BNY ConvergEx transaction. Income from the Company’s 35% equity interest in BNY ConvergEx in the fourth quarter of 2006 was not significant.

Pershing noninterest income depends on:

•	trading volumes, particularly those related to retail customers;

•	overall market levels; and

•	the amount of assets under administration.

Pershing’s 2006 noninterest income rose, reflecting good internal growth in asset-driven fees and retirement products and the $35 million gain related to the conversion of the Company’s New York Stock Exchange seats into cash and shares of NYSE Group, Inc. common stock, some of which were sold. The majority of Pershing’s revenues are generated from non-transactional activities, such as asset gathering, administration and other services. Pershing’s 2005 noninterest income was up reflecting organic growth from value-added fees, partially offset by business lost through client consolidation. Pershing’s assets under administration were $890 billion at year-end 2006, compared with $749 billion at December 31, 2005. Pershing trading revenue was $42 million in 2006, compared with $44 million in 2005 and $51 million in 2004.

Execution and clearing service fees were $1,245 million in 2006, compared with $1,222 million in 2005 and $1,141 million in 2004. The increase in execution and clearing fees reflects good growth at Pershing and the international execution business partly offset by the disposition of certain execution businesses in the BNY ConvergEx transaction. Also impacting fees in 2006 was the previously disclosed loss of a significant customer at Pershing. Execution and clearing fees of the businesses contributed to BNY ConvergEx were $233 million for the first nine months of 2006 and $259 million and $193 million for the year 2005 and 2004. The execution business benefited in 2005 from increased client activity, strong growth in transition management and incremental revenues from the acquisition of Lynch, Jones & Ryan, Inc. (“LJR”). These factors offset the relatively weak market environment, in which non-program trading volumes were down 1%.

Net interest income in the Execution and Clearing Services business was $268 million in 2006, compared with $211 million in 2005 and $170 million in 2004. Net interest income growth in 2006 reflects rising interest rates and the internalization of Pershing’s stock loan activities partly offset by lower balances. In 2005 net interest income reflected the benefit of rising interest rates on spreads at Pershing.

Average assets in the business were $14.9 billion in 2006, compared with $15.5 billion in 2005 and $15.1 billion in 2004. At year-end 2006, margin loans decreased to $5.2 billion from $6.1 billion reflecting the previously disclosed loss of a significant customer. Average payables to customers and broker-dealers were $4.9 billion, compared with $6.0 billion in 2005 and $6.4 billion in 2004.

Noninterest expense was $1,150 million in 2006, compared with $1,151 million in 2005 and $1,087 million in 2004. In 2006, noninterest expense was flat as higher activity-driven expenses at Pershing were mostly offset by the impact of the BNY ConvergEx transaction. The rise in noninterest expense in 2005 was attributable to higher salaries, benefits and clearing expenses tied to both higher business activity overall as well as the LJR acquisition.

Net charge-offs were recoveries of $4 million in 2006, compared with charge-offs of $8 million and $10 million in 2005 and 2004. Nonperforming assets were zero at December 31, 2006 and December 31, 2005, and $2 million at December 31, 2004.

Issuer Services Business

	2006	2005	2004	Inc/ (Dec)
(In millions)				2006 vs. 2005	2005 vs. 2004
Net Interest Income	$341	$239	$214	$102	$25
Noninterest Income	1,030	757	696	273	61
Total Revenue	1,371	996	910	375	86
Provision for Credit Losses	16	11	11	5	—
Noninterest Expense	628	458	426	170	32
Income Before Taxes	727	527	473	200	54

Average Assets	15,906	13,349	11,776	2,557	1,573
Average Deposits	10,247	8,457	7,669	1,790	788
Nonperforming Assets	7	4	28	3	(24)
Net Charge-offs/(Recoveries)	—	—	4	—	(4)

In 2006, income before taxes in the Issuer Services Business increased to $727 million from $527 million in 2005 and $473 million in 2004. The increase in 2006 reflects continued growth in both the depositary receipts and corporate trust businesses.

Noninterest income was $1,030 million in 2006, compared with $757 million in 2005 and $696 million in 2004. In 2006, the increase reflects strong growth in depositary receipts and corporate trust as well as the results of the Acquired Corporate Trust Business. Included in noninterest income in 2006 was a $23 million net economic value payment from JPMorgan Chase for deposits of the Acquired Corporate Trust Business that have not yet transitioned to the Company. In 2005, the increase reflected higher levels of trading activity and greater corporate actions in depositary receipts, as well as continued strength in international issuance and structured products in corporate trust. Foreign exchange revenue was up in 2006 compared with 2005 and 2004.

Issuer services fees depend on:

•	depositary receipts issuance and cancellation volume;

•	corporate actions impacting depositary receipts; and

•	volume of issuance of fixed-income securities, particularly more complex securities such as collateralized debt obligations and asset- and mortgage-backed securities.

The overall environment for depositary receipts has improved steadily from 2004 to 2006. The continued globalization of the world’s equity portfolios drove extraordinary levels of DR trading and investment in both U.S. and non-U.S. markets. Nearly $1.9 trillion of DRs traded on U.S. and non-U.S. markets and exchanges during 2006, an increase of 58% year-on-year. Issuers from 25 countries—the majority from emerging markets—

completed 129 primary and follow-on DR offerings, raising a record $44.5 billion. Industry-wide, a record 1,985 sponsored DR programs from 76 countries with a market value exceeding $1.2 trillion are now available to investors. The year 2006 was a record year in depositary receipts for the Company.

The Company has long been a leader in corporate trust in the U.S. The Acquired Corporate Trust Business transformed the Company into a global leader in corporate trust. The Company’s corporate trust product line includes structured, corporate, municipal, collateralized debt obligations, and global securities. Strong organic growth plus the Acquired Corporate Trust Business drove corporate trust fees to a record level in 2006. Corporate trust also had a solid performance in 2005 and 2004. The principal organic growth drivers have been global trust and structured finance products where the markets are growing rapidly.

Net interest income in the Issuer Services business was $341 million in 2006, compared with $239 million in 2005 and $214 million in 2004. Net interest income growth in 2006 and 2005 reflects the positive impact of rising rates on spreads and increased deposit levels generated by growth in the corporate trust business. Growth in net interest income in 2006 was also impacted by the deposits of the Acquired Corporate Trust Business. Average deposits generated by the Issuer Services business were $10.2 billion in 2006, compared with $8.5 billion in 2005 and $7.7 billion in 2004. Average assets in the business were $15.9 billion in 2006, compared with $13.3 billion in 2005 and $11.8 billion in 2004.

Noninterest expense was $628 million in 2006, compared with $458 million in 2005 and $426 million in 2004. Noninterest expense in 2006 reflects the impact of the Acquired Corporate Trust Business and expenses associated with revenue growth in depositary receipts and corporate trust. Growth in depositary receipts drove sub-custodian expense higher. Included in 2006 expense was $22 million of transition services expense associated with the Acquired Corporate Trust Business. The rise in noninterest expense in 2005 was attributable to increased client activity as well as higher technology, stock option and pension expenses.

Net charge-offs were zero in 2006 and 2005, compared with $4 million in 2004. Nonperforming assets were $7 million at December 31, 2006, compared with $4 million at December 31, 2005, and $28 million at December 31, 2004.

Treasury Services Business

	2006	2005	2004	Inc/(Dec)
(In millions)				2006 vs. 2005	2005 vs. 2004
Net Interest Income	$170	$174	$162	$(4)	$12
Noninterest Income	244	272	265	(28)	7
Total Revenue	414	446	427	(32)	19
Provision for Credit Losses	37	40	40	(3)	—
Noninterest Expense	199	199	186	—	13
Income Before Taxes	178	207	201	(29)	6

Average Assets	11,980	10,622	10,163	1,358	459
Average Deposits	9,214	8,379	8,793	835	(414)
Nonperforming Assets	22	12	87	10	(75)
Net Charge-offs/(Recoveries)	(1)	2	15	(3)	(13)

In 2006, income before taxes in the Treasury Services Business was $178 million, compared with $207 million in 2005 and $201 million in 2004. The decline in this segment reflects lower noninterest income and net interest income. The results in all periods reflected the continued strong credit environment.

The decrease in noninterest income to $244 million in 2006 from $272 million in 2005 was due to lower levels of asset-related gains and capital market fees. The increase in 2005 versus 2004 reflected higher capital market fees associated with clients in this segment partly offset by lower fees from global payment services as more clients used compensatory balances to pay for services. Global payment services fees declined in 2006 from 2005 and 2004 reflecting customers paying with a higher level of compensatory balances in lieu of fees. This was partly offset by growth in invoiced services.

The Treasury Services business’s net interest income was $170 million in 2006, compared with $174 million in 2005 and $162 million in 2004. The decrease in 2006 reflects lower credit spreads. Average assets for 2006 were $12.0 billion, compared with $10.6 billion in 2005 and $10.2 billion in 2004. Average deposits were $9.2 billion versus $8.4 billion in 2005 and $8.8 billion in 2004.

The provision for credit losses, which is assessed on a long-term credit cycle basis (see “Business Segment Accounting Principles”), was $37 million in 2006 compared with $40 million in 2005 and 2004. The decrease in 2006 compared to 2005 principally reflects the benefits of the Company’s corporate credit risk reduction program. Over the past several years, the Company has been seeking to improve its overall risk profile by reducing its credit exposures through elimination of non-strategic exposures, cutting back large individual exposures and avoiding outsized industry concentrations.

Net charge-offs in the Treasury Services business were a recovery of $1 million in 2006, compared with charge-offs of $2 million and $15 million in 2005 and 2004. The charge-offs in 2005 primarily relate to loans to media, corporate, and foreign borrowers. Nonperforming assets were $22 million at December 31, 2006, compared with $12 million at December 31, 2005, and $87 million at December 31, 2004. The decrease in nonperforming assets in 2005 from 2004 primarily reflected loan sales, paydowns and charge-offs of commercial loans.

Noninterest expense was $199 million in 2006 and 2005, compared with $186 million in 2004. In 2006, noninterest expense remained flat. The increase in noninterest expense in 2005 was due in part to a higher pension expense, stock option expensing, and an increase in incentive compensation tied to revenue growth.

Private Bank and BNY Asset Management Segment

	2006	2005	2004	Inc/(Dec)
(In millions)				2006 vs. 2005	2005 vs. 2004
Net Interest Income	$67	$66	$61	$1	$5
Noninterest Income	562	456	416	106	40
Total Revenue	629	522	477	107	45
Provision for Credit Losses	—	3	3	(3)	—
Noninterest Expense	400	320	288	80	32
Income Before Taxes	229	199	186	30	13

Average Assets	2,539	2,205	2,144	334	61
Average Deposits	2,010	1,673	1,616	337	57
Nonperforming Assets	—	1	1	(1)	—
Net Charge-offs/(Recoveries)	(1)	—	5	(1)	(5)

In 2006, income before taxes in the Private Bank and BNY Asset Management Segment was $229 million, compared with $199 million in 2005 and $186 million in 2004. The improvement in 2006 over 2005 is primarily attributable to strong revenue growth at Ivy, the acquisitions of Alcentra and Urdang, and higher fee levels in Private Banking. The increase in 2005 versus 2004 is primarily attributable to strong revenue growth at Ivy.

Noninterest income was $562 million in 2006, compared with $456 million in 2005 and $416 million in 2004. Private bank and asset management revenues in 2006 were up compared with 2005 and 2004. The increase in 2006 reflects a rise in equity market values and higher performance fees. The Company’s asset managers earn performance fees when the investment performance of their products exceeds various benchmarks and satisfies other criteria. The S&P 500® Index was up 14% for the year, with average daily price levels up 9% from 2005. Performance for the NASDAQ Composite Index was up 10% for the year, with average daily prices up by 8%. In 2005, the increase reflected strong growth at Ivy, higher fees in Private Banking, and higher equity price levels.

Assets Under Management—Asset Management Sector

(In billions)—Estimated	2006	2005	2004
Equity Securities	$39	$37	$36
Fixed Income Securities	21	20	22
Alternative Investments	33	15	15
Liquid Assets	38	33	29

Total Assets Under Management	$131	$105	$102

Assets under management (“AUM”) were $131 billion at December 31, 2006, compared with $105 billion at December 31, 2005 and $102 billion at December 31, 2004. The increase in assets under management for 2006 primarily reflects the acquisitions of Alcentra and Urdang. At December 31, 2006, AUM was invested 30% in equities, 16% in fixed income, and 25% in alternative investments, with the remaining amount in liquid assets. Institutional clients represented 75% of AUM while individual clients were 25%.

Net interest income in the Private Bank and BNY Asset Management segment was $67 million in 2006, compared with $66 million in 2005 and $61 million in 2004. Net interest income growth in 2006 and 2005 reflects wider spreads given higher interest rates. Average deposits generated by the Private Bank and BNY Asset Management segment were $2.0 billion in 2006, compared with $1.7 billion in 2005 and $1.6 billion in 2004. Average assets in the segment were $2.5 billion in 2006, compared with $2.2 billion in 2005 and $2.1 billion in 2004.

Noninterest expense was $400 million in 2006, compared with $320 million in 2005 and $288 million in 2004. In 2006, the increase in noninterest expense reflects the acquisitions of Alcentra and Urdang as well as higher staff costs, incentive compensation, and technology costs. The rise in noninterest expense in 2005 was attributable to higher salaries, employee benefits, and technology costs.

Net charge-offs were a recovery of $1 million, compared with zero in 2005 and charge-offs of $5 million in 2004. Nonperforming assets were zero at December 31, 2006, compared with $1 million at December 31, 2005 and 2004.

Corporate and Other Segment

				Inc/(Dec)
(In millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net Interest Income	$29	$81	$32	$(52)	$49
Noninterest Income	121	62	131	59	(69)
Total Revenue	150	143	163	7	(20)
Provision for Credit Losses	(85)	(69)	(66)	(16)	(3)
Noninterest Expense	497	303	270	194	33
Income Before Taxes	(262)	(91)	(41)	(171)	(50)

Average Assets	10,894	8,432	9,222	2,462	(790)
Nonperforming Assets	3	18	7	(15)	11
Net Charge-offs/(Recoveries)	19	140	14	(121)	126

In 2006, income before taxes in the Corporate and Other Segment was a loss of $262 million, compared with losses of $91 million and $41 million in 2005 and 2004. The larger loss in 2006 reflects $106 million of merger and integration costs associated with the Acquired Corporate Trust Business and the impact of certain expenses previously allocated to the Retail and Middle Market Banking Segment that were not included in the Retail Business sold to JPMorgan Chase.

Net interest income in the Corporate and Other Segment was $29 million in 2006, compared with $81 million in 2005 and $32 million in 2004. In 2006, the decrease in net interest income reflects the impact of accounting for the Retail Business as discontinued operations offset by higher leasing income. Net interest income in 2004 included the SFAS 13 cumulative adjustments to the leasing portfolio, which reduced net interest income by $66 million.

Noninterest income was $121 million in 2006, compared with $62 million in 2005 and $131 million in 2004. In 2006, the increase in noninterest income reflects higher securities, investment, and asset gains. In 2005, the decline in noninterest income was attributable to both lower securities gains and lower gains from corporate asset sales, given the $48 million gain on the sale of 5% of the Company’s stake in Wing Hang in 2004. Securities gains were $88 million in 2006, compared to $68 million in 2005 and $78 million in 2004.

Provision for credit losses was a credit of $85 million in 2006, compared with a $69 million credit in 2005 and a credit of $66 million in 2004. The provision for credit losses reflects the difference between the aggregate of the credit provision over a credit cycle assigned to the other segments and the Company’s recorded provision. The SFAS 13 aircraft adjustments lowered the provision by $7 million in 2004.

Noninterest expense includes unallocated corporate overhead, amortization of intangibles, nonrecurring items, and certain expenses previously allocated to the Retail and Middle Market Banking Segment that are not included in the businesses sold to JPMorgan Chase. Noninterest expense was $497 million in 2006, compared with $303 million in 2005 and $270 million in 2004. The increase in noninterest expense in 2006 versus 2005 was primarily due to merger and integration expenses associated with the Acquired Corporate Trust Business and higher intangibles amortization. The Company expects certain costs that were previously allocated to the Retail and Middle Market Banking Segment and are now included in the Corporate and Other Segment will be absorbed by the Institutional Services Segment in 2007 as a result of the acquisition of the Acquired Corporate Trust Business. Noninterest expense in 2006 also included $12 million associated with the adoption of SFAS 123(R).

Net charge-offs were $19 million for 2006, compared to $140 million for 2005 and $14 million for 2004. The charge-offs in 2006 and 2005 are primarily attributable to the Company’s airline leasing portfolio. Nonperforming assets were $3 million at December 31, 2006, compared with $18 million at December 31, 2005, and $7 million at December 31, 2004.

Significant other items related to the Corporate and Other Segment for the past three years are presented in the following table.

(In millions)	2006	2005	2004
Items impacting net interest income:
Cost to Carry Goodwill	$(111)	$(99)	$(105)
Tax Equivalent Adjustment	(22)	(27)	(26)

Items impacting noninterest income:
Gain on Sale of FMC	—	17	—
Gain on Sale of Wing Hang	—	—	48

Items impacting noninterest expense:
Intangibles Amortization	76	40	34
Other Regulatory Matters	—	24	—
SFAS 123(R)	12	—	—
Merger and Integration Costs	106	—	—

Other items—Acquisitions are the responsibility of corporate management. Accordingly, the funding cost of goodwill and amortization of intangibles are assigned to the Corporate and Other Segment. If the funding cost of goodwill was allocated to the other two segments, it would be assigned based on the goodwill attributable to each segment. Intangible amortization would be assigned based on the intangibles attributable to each segment.

The tax equivalent adjustment is eliminated in the Corporate and Other Segment. Certain revenue and expense items have been driven by corporate decisions and have been included in the Corporate and Other

Segment. In 2006, these included merger and integration costs of $106 million associated with the Acquired Corporate Trust Business and a charge of $12 million associated with the implementation of SFAS 123(R) related to the retirement provisions of equity compensation programs. In 2005, these include the $17 million gain on the sale of FMC and the $24 million charge for regulatory matters. In 2004, the $48 million gain on the sale of Wing Hang was included in the Corporate and Other Segment. Alternatively, these items could be allocated to the Institutional Services Segment.

Segment Financial Data

The consolidating schedule below shows the contribution of the Company’s businesses to its overall profitability.

(Dollars in millions) For the Year Ended December 31, 2006	Investor & Broker-Dealer Services	Execution & Clearing Services	Issuer Services	Treasury Services	Sub-total Institutional Services	Private Bank & BNY Asset Management	Corporate and Other	Total Continuing Operations
Net Interest Income	$624	$268	$341	$170	$1,403	$67	$29	$1,499
Noninterest Income	1,971	1,394	1,030	244	4,639	562	121	5,322

Total Revenue	2,595	1,662	1,371	414	6,042	629	150	6,821
Provision for Credit Losses	10	2	16	37	65	—	(85)	(20)
Noninterest Expense	1,797	1,150	628	199	3,774	400	497	4,671

Income Before Taxes	$788	$510	$727	$178	$2,203	$229	$(262)	$2,170

Contribution Percentage(1)	32%	21%	30%	7%	90%	10%

Average Assets	$40,293	$14,866	$15,906	$11,980	$83,045	$2,539	$10,894	$96,478	(2)

(Dollars in millions) For the Year Ended December 31, 2005	Investor & Broker-Dealer Services	Execution & Clearing Services	Issuer Services	Treasury Services	Sub-total Institutional Services	Private Bank & BNY Asset Management	Corporate and Other	Total Continuing Operations
Net Interest Income	$569	$211	$239	$174	$1,193	$66	$81	$1,340
Noninterest Income	1,826	1,325	757	272	4,180	456	62	4,698

Total Revenue	2,395	1,536	996	446	5,373	522	143	6,038
Provision for Credit Losses	7	1	11	40	59	3	(69)	(7)
Noninterest Expense	1,636	1,151	458	199	3,444	320	303	4,067

Income Before Taxes	$752	$384	$527	$207	$1,870	$199	$(91)	$1,978

Contribution Percentage(1)	36%	19%	25%	10%	90%	10%

Average Assets	$36,233	$15,478	$13,349	$10,622	$75,682	$2,205	$8,432	$86,319	(2)

(Dollars in millions) For the Year Ended December 31, 2004	Investor & Broker-Dealer Services	Execution & Clearing Services	Issuer Services	Treasury Services	Sub-total Institutional Services	Private Bank & BNY Asset Management	Corporate and Other	Total Continuing Operations
Net Interest Income	$518	$170	$214	$162	$1,064	$61	$32	$1,157
Noninterest Income	1,627	1,242	696	265	3,830	416	131	4,377

Total Revenue	2,145	1,412	910	427	4,894	477	163	5,534
Provision for Credit Losses	7	1	11	40	59	3	(66)	(4)
Noninterest Expense	1,441	1,087	426	186	3,140	288	270	3,698

Income Before Taxes	$697	$324	$473	$201	$1,695	$186	$(41)	$1,840

Contribution Percentage(1)	37%	17%	25%	11%	90%	10%

Average Assets	$35,225	$15,122	$11,776	$10,163	$72,286	$2,144	$9,222	$83,652	(2)

(1)	As a percent of total income before tax excluding Corporate and Other.
(2)	Including average assets of discontinued operations of $10,364 million for 2006, $15,116 million for 2005, and $15,688 million for 2004, consolidated average assets were $106,842 million in 2006, $101,435 million in 2005, and $99,340 million in 2004.

International Operations

The Company’s primary international activities consist of securities servicing and global payment services. Target customers include financial institutions, pension funds and securities issuers worldwide.

In Investor Services, the Company is a leading global custodian. In the United Kingdom, the Company provides a full range of both local and global services. In Continental Europe, a full global product set is provided with access to local markets through strategic partnerships. Off-shore mutual fund servicing capabilities for funds registered in Dublin, the Channel Islands, Luxembourg and Singapore are provided through operations in Luxembourg and Dublin.

In Issuer Services, the Company is a leader in the DR market, currently acting as the depositary receipts agent for 64% of all publicly sponsored listings by foreign companies. For debt issuance, the Company is one of the leading corporate trust providers for global debt issuance.

The Company’s international clearing business delivers clearing and financial services outsourcing solutions in 65 countries. In Execution, the Company provides institutional trade execution services in over 90 global markets, including 50 emerging markets.

In the Asia-Pacific region, the Company has over 50 years of experience providing trade and cash services to financial institutions and central banks. In addition, the Company offers a broad range of servicing and fiduciary products to financial institutions, corporations and central banks depending on the state of market development. In emerging markets, the Company leads with global payments and issuer services, introducing other products as the markets mature. For more established markets, the Company’s focus is on global, not local, investor services products and alternative investments.

The Company is also a leading provider and major market maker in the area of foreign exchange and interest-rate risk management services, dealing in over 100 currencies, and provides traditional trust and banking services to customers domiciled outside of the United States, principally in Europe and Asia. Ivy Asset Management (UK), Ltd. provides clients in Europe and the Middle East with hedge fund of funds investment advisory services. Alcentra in London offers sophisticated alternative credit investments, including leveraged loans and subordinated and distressed debt.

The Company conducts business through subsidiaries, branches, and representative offices in 33 countries. The Company has major operation centers based in Brussels, Dublin, Singapore and throughout the United Kingdom including London, Manchester, and Edinburgh.

The Company’s financial results, as well as its levels of assets under custody and management, are impacted by the translation of financial results denominated in foreign currencies to the U.S. Dollar. The Company is primarily impacted by activities denominated in the British Pound, and to a lesser extent, the Euro. If the U.S. Dollar depreciates against these currencies, the translation impact is a higher level of fee revenue, net interest revenue, operating expense and assets under management and custody. Conversely, if the U.S. Dollar appreciates, the translated levels of fee revenue, net interest revenue, operating expense and assets under management and custody will be lower.

Foreign currency exchange rates for one U.S. Dollar:

	Year
	2006	2005	2004
Spot rate (at December 31):
British Pound	0.5107	0.5813	0.5192
Euro	0.7580	0.8444	0.7331
Yearly average rate:
British Pound	0.5435	0.5500	0.5460
Euro	0.7970	0.8045	0.8051

International clients accounted for 30% of revenue and 26% of net income in 2006. At December 31, 2006, the Company had 4,971 employees in Europe and 1,948 in Asia.

International Financial Data

Revenue, income before income taxes, net income and total assets from foreign operations on a continuing operations basis are shown in the table below.

	2006				2005				2004
(In millions) Geographic Data	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets	Revenues	Income Before Income Taxes	Net Income	Total Assets
Domestic	$4,758	$1,605	$1,092	$71,217	$4,228	$1,475	$1,007	$67,031	$3,871	$1,350	$926	$66,044
Europe	1,517	423	286	24,855	1,327	376	251	19,414	1,208	353	235	15,062
Asia	338	104	72	4,204	279	85	56	4,828	292	118	79	3,759
Other	208	38	26	3,076	204	42	29	2,037	163	19	13	1,365

Total	$6,821	$2,170	$1,476	$103,352	$6,038	$1,978	$1,343	$93,310	$5,534	$1,840	$1,253	$86,230

In 2006, revenues from Europe were $1,517 million, compared with $1,327 million in 2005 and $1,208 million in 2004. Revenues from Europe were up 14% in 2006. The increase in 2006 reflects increased cross-border flows which drove revenue higher in global mutual funds, custody, corporate trust and depositary receipts. The increase in 2005 reflected strong growth in investor and issuer service revenues. Revenues from Asia were $338 million in 2006, compared with $279 million and $292 million in 2005 and 2004, respectively. The increase in Asia in 2006 was primarily due to increases in net interest income, securities lending, depositary receipts, and equity in the earnings of Wing Hang. The slight decrease in Asia in 2005 was primarily due to the large gain in 2004 related to Wing Hang. Net income from Europe was $286 million in 2006, compared with $251 million and $235 million in 2005 and 2004, respectively. Net income from Asia was $72 million in 2006, compared with $56 million and $79 million in 2005 and 2004, respectively. Net income from Europe and Asia were driven by the same factors affecting revenue. In addition, in 2006 and 2005, net income from Europe was adversely impacted by the strength of the Euro and Sterling versus the dollar.

Cross-Border Risk

Foreign assets are subject to general risks attendant to the conduct of business in each foreign country, including economic uncertainties and each foreign government’s regulations. In addition, the Company’s foreign assets may be affected by changes in demand or pricing resulting from fluctuations in currency exchange rates or other factors. Cross-border outstandings include loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments, and other monetary assets which are denominated in dollars or other non-local currency. Also included are local currency outstandings not hedged or funded by local borrowings.

The tables below show the Company’s cross-border outstandings for the last three years where cross-border exposure exceeds 1.00% of total assets (denoted with “*”) or 0.75% of total assets (denoted with “**”).

(In millions) 2006	Germany*	France*	United Kingdom*	Netherlands*	Canada*	Italy**	Switzerland**
Banks and Other Financial Institutions	$4,241	$2,197	$1,211	$653	$723	$992	$767
Public Sector	200	341	38	—	197	—	—
Commercial, Industrial and Other	402	35	1,025	753	233	17	121

Total Cross-Border Outstandings	$4,843	$2,573	$2,274	$1,406	$1,153	$1,009	$888

2005	Germany*	United Kingdom*	Netherlands*	France*	Belgium**	Switzerland**
Banks and Other Financial Institutions	$2,216	$571	$1,010	$740	$634	$744
Public Sector	185	—	—	169	49	—
Commercial, Industrial and Other	406	1,256	570	203	257	141

Total Cross-Border Outstandings	$2,807	$1,827	$1,580	$1,112	$940	$885

2004	Germany*	United Kingdom*	France*
Banks and Other Financial Institutions	$2,586	$307	$850
Public Sector	176	—	128
Commercial, Industrial and Other	433	776	302

Total Cross-Border Outstandings	$3,195	$1,083	$1,280

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the Notes to Consolidated Financial Statements under “Summary of Significant Accounting and Reporting Policies”. Four of the Company’s more critical accounting policies are those related to the allowance for credit losses, the valuation of derivatives and securities where quoted market prices are not available, goodwill and other intangibles, and pension accounting. In addition to “Summary of Significant Accounting and Reporting Policies” in the Notes to Consolidated Financial Statements, further information on policies related to the allowance for credit losses can be found under “Asset Quality and Allowance for Credit Losses” in the MD&A section. Further information on the valuation of derivatives and securities where quoted market prices are not available can be found under “Market Risk Management” and “Trading Activities and Risk Management” in the MD&A section and in “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements. Further information on goodwill and intangible assets can be found in “Goodwill and Intangibles” in the Notes to Consolidated Financial Statements. Additional information on pensions can be found in “Employee Benefit Plans” in the Notes to the Consolidated Financial Statements.

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

The allowance for credit losses represents management’s estimate of probable losses inherent in the Company’s credit portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company’s internal rating are generally consistent with external ratings agency’s default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At December 31, 2006, the unallocated allowance was 23% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $22 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $74 million, while if each credit were rated one grade worse, the allowance would have increased by $133 million.

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

These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See “Use of Estimates” in “Summary of Significant Accounting and Reporting Policies” in the Notes to Consolidated Financial Statements.

To assist in assessing the impact of a change in valuation, at December 31, 2006, approximately $2.2 billion of the Company’s portfolio of securities and derivatives is not priced based on quoted market prices. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $54 million.

Goodwill and Other Intangibles

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS No. 141 (“SFAS 141”), “Business Combinations”. Goodwill ($5,172 million at December 31, 2006) and indefinite-lived intangible assets ($370 million at December 31, 2006) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. Goodwill is assigned to specific reporting units, which are generally one level below the segment level but can be combined when reporting units within the same segment have similar economic characteristics. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value. Other intangible assets ($1,083 million at December 31, 2006) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The Company recorded a $6 million impairment charge in 2006 related to the write-off of customer intangibles in Europe.

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

To assist in assessing the impact of a goodwill, indefinite-lived intangibles, or other intangible asset impairment charge, at December 31, 2006, the Company has $6.6 billion of goodwill, indefinite-lived intangibles, and other intangible assets. The impact of a 5% impairment charge would result in a reduction in pre-tax income of approximately $331 million.

Pension Accounting

The Company has defined benefit pension plans covering approximately 14,200 U.S. employees and approximately 2,750 non-U.S. employees.

The Company has three defined benefit pension plans in the U.S. and six overseas. The U.S. plans account for 77% of the projected benefit obligation. Pension expense was $38 million in 2006, compared with $26 million in 2005 and a pension credit of $24 million in 2004. In addition to its pension plans, the Company also has an Employee Stock Ownership Plan (“ESOP”) which may provide additional benefits to certain employees. Upon retirement, covered employees are entitled to the higher of their benefit under the ESOP or the defined benefit plan. If the benefit is higher under the defined benefit plan, the employees’ ESOP account is contributed to the pension plan.

A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2004, these key elements have varied as follows:

(Dollars in millions, except per share amounts)	2007	2006	2005	2004
Domestic Plans:
Long-Term Rate of Return on Plan Assets	8.00%	7.88%	8.25%	8.75%
Discount Rate	6.00	5.88	6.00	6.25
Market-Related Value of Plan Assets(1)	$1,352	$1,324	$1,502	$1,523
ESOP Stock Price(1)	34.85	30.46	30.67	27.88

Net U.S. Pension Credit/(Expense)		$(26)	$(17)	$31
All Other Pension Credit/(Expense)		(12)	(9)	(7)

Total Pension Credit/(Expense)(2)		$(38)	$(26)	$24

(1)	Actuarially smoothed data. See “Summary of Significant Accounting and Reporting Policies” in Notes to the Consolidated Financial Statements.
(2)	Pension benefits expense includes discontinued operations expense of $6 million in 2006, 2005, and 2004.

The discount rate for U.S. pension plans was determined after reviewing a number of high quality long-term bond indices whose yields were adjusted to match the duration of the Company’s pension liability. The Company also reviewed the results of several models that matched bonds to the Company’s pension cash flows. The various indices and models produced discount rates ranging from 5.91% to 6.10%. After reviewing the various indices and models the Company selected a discount rate of 6.00%. The discount rates for foreign pension plans are based on high quality corporate bonds rates in countries that have an active corporate bond market. In those countries with no active corporate bond market, discount rates are based on local government bond rates plus a credit spread.

The Company’s expected long-term rate of return on plan assets is based on anticipated returns for each asset class. At September 30, 2006 and 2005, the assumptions for the long-term rates of return on plan assets were 8.00% and 7.88%, respectively. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed income markets, which should track the long-term historical returns for these markets. The Company also considers the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

The market-related value of plan assets also influences the level of pension expense. Differences between expected and actual returns are recognized over five years to compute an actuarially derived market-related value of plan assets. In 2006, the market-related value of plan assets declined as the extraordinary actual return in 2000 was replaced with a more modest return. The market-related value of plan assets grew slightly for 2007 as the pension fund earned more normal returns.

Unrecognized actuarial gains and losses are amortized over the future service period (11 years) of active employees if they exceed a threshold amount. The Company currently has unrecognized losses which are being amortized.

For 2006, U.S. pension expense increased by $9 million reflecting changes in assumptions, the amortization of unrecognized pension losses, and a decline in the market-related value of plan assets, partly offset by a switch to the computation of benefits from final average pay to career average pay. U.S. pension expense is expected to decline approximately $30 million in 2007 primarily due to employees working longer and the Pension Protection Act of 2006.

The annual impacts on the primary U.S. plan of hypothetical changes in the key elements on the pension expense are shown in the tables below.

(Dollars in millions, except per share amount)	Increase in Pension Expense		2007 Base	Decrease in Pension Expense
Long-Term Rate of Return on Plan Assets	7.00%	7.50%	8.00%	8.50%	9.00%
Change in Pension Expense	$18.4	$9.2	N/A	$9.2	$18.4

Discount Rate	5.50%	5.75%	6.00%	6.25%	6.50%
Change in Pension Expense	$11.8	$5.8	N/A	$5.7	$11.2

Market-Related Value of Plan Assets	-20.00%	-10.00%	$1,352	+10.00%	+20.00%
Change in Pension Expense	$50.6	$25.3	N/A	$25.2	$46.9

ESOP Stock Price	$24.85	$29.85	$34.85	$39.85	$44.85
Change in Pension Expense	$14.5	$7.0	N/A	$6.5	$12.5

CONSOLIDATED BALANCE SHEET REVIEW

The Company’s assets were $103.4 billion at December 31, 2006, up from $102.1 billion in the prior year. The increase in 2006 from 2005 primarily reflects growth in the Company’s securities servicing businesses and the Acquired Corporate Trust Business, partly offset by the sale of the Retail Business. Investment securities as a percent of the Company’s year-end assets were 20% in 2006 and 27% in 2005. The decline in investment securities relates to the sale of $5.5 billion of securities as part of the portfolio restructuring entered into in connection with the sale of the Retail Business and the purchase of the Acquired Corporate Trust Business. Loans as a percent of assets was 37% and 32% in 2006 and 2005, respectively. The increase in loans was driven by the needs of the Company’s securities servicing customers. Total shareholders’ equity was $11.6 billion at December 31, 2006 compared with $9.9 billion in 2005. The major reason for the increase in shareholders’ equity was retention of earnings.

Investment Securities

The table below shows the distribution of the Company’s investment securities portfolio:

Investment Securities (at Fair Value)

(In millions)	December 31, 2006	December 31, 2005
Fixed Income Securities:
Mortgage-Backed Securities	$17,785	$22,484
Asset-Backed Securities	464	305
Corporate Debt	256	1,034
Short-Term Money Market Instruments	531	975
U.S. Treasury Securities	86	226
U.S. Government Agencies	673	620
State and Political Subdivisions	88	116
Emerging Market Debt (Collateralized by U.S. Treasury Zero Coupon Obligations)	116	117
Other Foreign Debt	10	363

Subtotal Fixed Income Securities	20,009	26,240

Equity Securities:
Money Market or Fixed Income Funds	1,032	922
Other	46	31

Subtotal Equity Securities	1,078	953

Total Securities	$21,087	$27,193

Total investment securities were $21.1 billion in 2006, compared with $27.2 billion in 2005 and $23.7 billion in 2004. In 2006, the $5.5 billion portfolio restructuring sale is primarily responsible for the decline in investments. The increase in 2005 was primarily due to the addition of $3.1 billion of highly rated mortgage-backed securities. Average investment securities were $22.3 billion in 2006, compared with $20.7 billion in 2005 and $18.0 billion in 2004. At December 31, 2006, the fixed income portfolio composition was approximately 26% hybrid, 38% fixed rate, and 27% variable rate mortgage-backed securities while treasuries, government agencies, municipalities and short-term securities were 7% and other securities were 2%.

The Company’s portfolio of mortgage-backed securities is 87% rated AAA, 9% AA, and 4% A. The primary risk in these securities is interest rate sensitivity. The Company seeks to reduce interest rate risk by investing in securities that convert to floating within three to five years or by investing in traunches of mortgage-backed securities that have rapid repayment characteristics. See “Asset/Liability Management”. The Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The Company has maintained an effective duration of approximately 1.6 years on its mortgage portfolio to best match its liabilities and to reduce the adverse impact from a rise in interest rates.

Corporate debt securities declined in 2006. The primary risks in corporate debt securities are credit risk and interest rate risk. Almost all of the corporate securities are investment grade.

The short-term money market instruments and obligations of state and political subdivisions have a modest amount of credit risk. The U.S. Treasury and Agency securities and obligations of state and political subdivision are generally fixed–rate securities so they expose the Company to interest rate risk.

There was no unrealized net gain or loss on securities available-for-sale at December 31, 2006, compared with an unrealized net loss of $108 million at December 31, 2005. The decline in unrealized net loss reflects the portfolio restructuring and a decline in longer term interest rates.

The following table shows the maturity distribution by carrying amount and yield (not on a tax equivalent basis) of the Company’s securities portfolio at December 31, 2006.

(Dollars in millions)	U.S. Government		U.S. Government Agency		States and Political Subdivisions		Other Bonds, Notes and Debentures		Mortgage/ Asset-Backed and Equity Securities		Total
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Securities Held-to-Maturity
One Year or Less	$—	—%	$120	2.65%	$—	—%	$—	—%	$—	—%	$120
Over 1 through 5 Years	—	—	—	—	—	—	—	—	—	—	—
Over 5 through 10 Years	—	—	—	—	—	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—	117	6.33	—	—	117
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	1,492	4.68	1,492

	$—	—%	$120	2.65%	$—	—%	$117	6.33%	$1,492	4.68%	$1,729

Securities Available-for-Sale
One Year or Less	$36	4.47%	$463	4.91%	$8	8.15%	$274	5.25%	$—	—%	$781
Over 1 through 5 Years	50	4.53	91	5.47	36	8.69	3	5.78	—	—	180
Over 5 through 10 Years	—	—	—	—	29	8.69	31	6.28	—	—	60
Over 10 years	—	—	—	—	15	7.24	490	3.75	—	—	505
Mortgage-Backed Securities	—	—	—	—	—	—	—	—	16,309	5.43	16,309
Asset-Backed Securities	—	—	—	—	—	—	—	—	464	6.72	464
Equity Securities	—	—	—	—	—	—	—	—	1,078	4.98	1,078

	$86	4.50%	$554	5.00%	$88	8.39%	$798	4.37%	$17,851	5.26%	$19,377

(1)	Yields are based upon the amortized cost of securities.

The Company also has equity investments categorized as other assets (bracketed amounts indicate carrying values). Included in other assets are strategic investments related to securities servicing ($86 million), venture capital investments ($281 million), an investment in Wing Hang ($241 million), tax advantaged low-income housing investments ($140 million), Federal Reserve Bank stock ($107 million), and other equity investments ($2 million).

The largest minority interest is Wing Hang with a fair value of $698 million (book value of $241 million) at December 31, 2006. An agreement with certain other shareholders of Wing Hang prohibits the sale of this interest without their permission. The Company received dividends from Wing Hang of $18 million, $16 million, and $12 million in 2006, 2005, and 2004, respectively. In 2004, the Company reduced its investment in Wing Hang from approximately 25% of Wing Hang’s outstanding shares to 20%.

Venture capital activities consist of investments in private equity funds, mezzanine financings, and direct equity investments. Consistent with the Company’s policy to focus on its core activities, it continues to reduce its exposure to venture capital activities. The carrying and fair value of the Company’s venture capital investments was $281 million at December 31, 2006, down $166 million from $447 million at December 31, 2002. Venture capital investments consist of investments in private equity funds of $231 million, direct equity of $21 million, mezzanine financings of $9 million, and leveraged bond funds of $20 million. Fair values for private equity funds are generally based upon information provided by fund sponsors and the Company’s knowledge of the underlying portfolio while mezzanine financing and direct equity investments are based upon Company models. At December 31, 2006, the Company had hedged approximately $7 million of its private equity fund investments. Hedge positions are recorded at fair value with resulting gains and losses reflected in securities gains.

In 2006, the Company had an average invested balance of $311 million in venture capital. Securities gains and interest income were $97 million, a pre-tax return of 31%. For 2007, the Company enters the year with a $281 million investment balance, and would expect returns to be lower than 2006.

At December 31, 2006, the Company had $55 million of unfunded investment commitments to private equity funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately-held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial public offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. If unused, the commitments expire as follows:

(In millions)	Commitments
2007	$2
2008	—
2009 - 2011	53

Total	$55

Commitments to venture capital limited partnerships may extend beyond the expiration period shown above to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

Consistent with its objective to expand its asset management activities, the Company started the BNY Mezzanine Partners, L.P. in 2006 and committed $75 million to the fund. As of December 31, 2006, the fund had $194 million of assets under management. The Company expects the final close of BNY Mezzanine Partners, L.P. to be in April 2007, with a maximum size of $250 million.

In February 2006, the Company registered an investment fund company in Poland, called BNY National Trust TFI SA (“BNY National Trust”). BNY National Trust expects to receive a license to start operations in the Polish market in the second quarter 2007. BNY National Trust’s first fund will be a closed-end private equity investment fund offering a portfolio of private equity funds and direct investments in established privately-held companies. The fund will consist of 50% private equity fund of funds, 30% direct mezzanine investments and 20% direct equity co-investment. The Company’s expected commitment to BNY National Trust is 10% of the fund, up to $15 million.

From time to time, the Company may make other fund commitments consistent with its strategy to expand its asset management activities.

Loans

(In billions)	December 31,			Annual Average
	Total	Non-Margin	Margin	Total	Non-Margin	Margin
2006	$37.8	$32.7	$5.1	$33.6	$28.2	$5.4
2005	32.9	26.8	6.1	32.1	25.7	6.4
2004	28.4	22.3	6.1	30.6	24.3	6.3

Total loans were $37.8 billion at December 31, 2006, compared with $32.9 billion in 2005. The increase in 2006 versus 2005 primarily reflects increased lending to securities servicing customers and higher mortgage loans partially offset by a decrease in margin loans reflecting the loss of a significant customer at Pershing. The Company continues to focus on its strategy of reducing non-strategic and outsized corporate loan exposures to improve its credit risk profile. Average total loans were $33.6 billion in 2006, compared with $32.1 billion in 2005. The increase in average loans in 2006 primarily results from the same factors impacting year-end loans outstanding.

The table below shows trends in the loans outstanding at year-end on a continuing operations basis over the last five years based on a product analysis.

(In millions)	2006	2005	2004	2003	2002
Domestic
Commercial and Industrial Loans	$4,814	$3,676	$3,411	$4,221	$8,187
Real Estate Loans:
Construction and Land Development	284	324	284	304	480
Other, Principally Commercial Mortgages	422	554	863	1,375	1,450
Collateralized by Residential Properties	3,815	2,710	1,983	1,076	1,275
Banks and Other Financial Institutions	2,494	2,266	1,323	1,320	1,292
Loans for Purchasing or Carrying Securities	7,114	4,935	3,028	4,221	1,720
Lease Financings	3,032	3,262	3,595	3,727	3,529
Less:
Unearned Income on Lease Financings	(832)	(938)	(1,072)	(1,063)	(944)
Consumer Loans	266	378	431	573	608
Margin loans	5,167	6,089	6,059	5,712	352
Other	1,336	946	548	431	238

Total Domestic	27,912	24,202	20,453	21,897	18,187

Foreign
Commercial and Industrial Loans	1,111	1,184	793	1,305	1,780
Banks and Other Financial Institutions	5,350	4,196	3,939	2,045	1,624
Lease Financings	5,802	5,816	5,871	6,026	6,062
Less:
Unearned Income on Lease Financings	(2,504)	(2,615)	(2,731)	(2,960)	(3,124)
Government and Official Institutions	9	101	42	93	205
Other	113	43	8	8	9

Total Foreign	9,881	8,725	7,922	6,517	6,556

Less: Allowance for Loan Losses	(287)	(326)	(491)	(558)	(530)

Net Loans	$37,506	$32,601	$27,884	$27,856	$24,213

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

The role of credit has shifted to one that complements the Company’s other services instead of as a lead product. Credit solidifies customer relationships and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship. The Company’s credit risk management objectives are: (1) to eliminate non-strategic exposures; (2) to increase granularity in the portfolio by cutting back large individual borrower exposures; (3) to restructure the portfolio to avoid outsized industry concentrations; and (4) to limit exposures to non-investment grade counterparties. The goal of these objectives is to reduce volatility in the Company’s credit provisioning and earnings. The Company regularly culls its loan portfolio of credit exposures that no longer meet risk/return criteria, including an assessment of overall relationship profitability. In addition, the Company makes use of credit derivatives and other risk mitigants as economic hedges of portions of the credit risk in its portfolio. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties.

The Company continues to make progress towards improving its credit risk profile.

•	At December 31, 2006, corporate exposure was $23.9 billion.

•

The Company brought industry concentrations in line with reduced targets in areas such as telecom, retailing, and automotive. The largest single corporate industry exposure is now energy at 6% of total exposures.

•	The Company continued to eliminate non-strategic exposures that do not meet yield or cross-sell criteria.

•	At December 31, 2006, the Company has used credit default swaps to reduce exposure on $1,688 million of loans and commitments.

At December 31, 2006, total exposures were $87.1 billion, up from $76.5 billion in 2005 reflecting increased lending to financial institutions.

The Company’s largest absolute risk is lending to financial institutions and corporates, which make up 79% of the total. The business unit components of the loan portfolio are detailed below.

Loan Portfolio

	12/31/06		12/31/05		12/31/04		12/31/03
(In billions)	Loans	Exposure	Loans	Exposure	Loans	Exposure	Loans	Exposure
Financial Institutions	$17.4	$44.9	$13.0	$35.4	$9.5	$31.1	$9.2	$31.0
Corporate	4.1	23.9	3.7	23.3	3.6	23.0	4.0	24.5

	21.5	68.8	16.7	58.7	13.1	54.1	13.2	55.5

Consumer	4.3	4.8	3.2	3.5	2.2	2.9	2.2	2.5
Lease Financings	5.5	5.6	5.5	5.6	5.7	5.7	5.8	5.8
Commercial Real Estate	1.4	2.8	1.4	2.6	1.3	2.3	1.5	2.1
Margin Loans	5.1	5.1	6.1	6.1	6.1	6.0	5.7	5.7

Total	$37.8	$87.1	$32.9	$76.5	$28.4	$71.0	$28.4	$71.6

Of the credits in the financial institutions and corporate segments with a rating equivalent to non-investment grade at December 31, 2006, 48% of these credits mature in less than one year.

Financial Institutions

The financial institutions portfolio exposure increased to $44.9 billion at year-ended 2006 from $31.1 billion in 2004 reflecting the expansion of the Company’s securities servicing business. The financial institutions exposure fluctuates day to day based on the financing needs of the Company’s broker-dealer customers and overdrafts relating to security settlements. These exposures are generally high quality, with 85% meeting the investment grade criteria of the Company’s rating system. The exposures are short-term with 77% expiring within one year, and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table.

(In billions) Lending Division	12/31/06					12/31/05			12/31/04
	Loans	Unfunded Commitments	Total Exposures	% Inv Grade	% due <1 Yr	Loans	Unfunded Commitments	Total Exposures	Loans	Unfunded Commitments
Banks	$5.7	$5.5	$11.2	69%	84%	$5.0	$3.8	$8.8	$4.2	$3.5
Securities Industry	6.0	5.4	11.4	87	98	3.4	3.6	7.0	1.5	3.0
Insurance	0.6	6.1	6.7	100	45	0.4	4.9	5.3	0.5	4.8
Government	0.1	6.7	6.8	100	62	0.1	4.7	4.8	—	5.0
Asset Managers	4.7	1.9	6.6	82	85	3.8	3.6	7.4	3.0	3.8
Mortgage Banks	0.2	0.7	0.9	70	50	0.2	0.7	0.9	0.2	0.7
Endowments	0.1	1.2	1.3	100	58	0.1	1.1	1.2	0.1	0.8

Total	$17.4	$27.5	$44.9	85%	77%	$13.0	$22.4	$35.4	$9.5	$21.6

Corporate

The corporate portfolio exposure increased to $23.9 billion at December 31, 2006, from $23.0 billion at year-ended 2004. Approximately 75% of the portfolio is investment grade based on the Company’s rating system and 13% of the portfolio matures within one year.

(In billions) Lending Division	12/31/06					12/31/05			12/31/04
	Loans	Unfunded Commitments	Total Exposures	% Inv Grade	% due <1 Yr	Loans	Unfunded Commitments	Total Exposures	Loans	Unfunded Commitments
Media	$1.2	$2.0	$3.2	61%	6%	$1.0	$2.1	$3.1	$0.9	$2.2
Cable	0.2	0.4	0.6	53	—	0.4	0.5	0.9	0.6	0.4
Telecom	—	0.3	0.3	90	—	0.1	0.4	0.5	0.1	0.5

Subtotal	1.4	2.7	4.1	63	4	1.5	3.0	4.5	1.6	3.1

Energy	0.6	5.0	5.6	83	10	0.4	4.9	5.3	0.4	4.4
Retailing	0.1	2.3	2.4	81	19	0.1	2.1	2.2	0.1	2.1
Automotive(1)	0.1	1.0	1.1	57	36	0.1	1.2	1.3	0.1	1.7
Healthcare	0.5	1.8	2.3	79	10	0.3	1.7	2.0	0.3	1.5
Other(2)	1.4	7.0	8.4	75	15	1.3	6.7	8.0	1.1	6.6

Total	$4.1	$19.8	$23.9	75%	13%	$3.7	$19.6	$23.3	$3.6	$19.4

(1)	In 2005, the Company reduced its automotive exposure, eliminated the Automotive division, and transferred the remaining customers to the other geographic lending divisions. The amounts in the table were reconstructed for comparison to prior years.
(2)	Diversified portfolio of industries and geographies

Automotive Industry Exposures

The Company continues to seek to selectively reduce automotive exposures given ongoing weakness in the domestic automotive industry. Total exposure was $1.1 billion at December 31, 2006, down $180 million from December 31, 2005. At December 31, 2006, this broadly defined industry portfolio consisted of exposures of $180 million to Big Three automotive manufacturing companies, $166 million to finance subsidiaries, $378 million to highly rated asset-backed securitizations vehicles, $256 million to suppliers, and $141 million of other.

Consumer

The Company’s consumer loan exposure is primarily comprised of loans to private bank clients, employee loans, and purchased mortgage loans. The Company has been purchasing mortgage loans as an alternative to investing in mortgage-backed securities.

Lease Financings

The Company utilizes the leasing portfolio as part of its tax cash flow management strategy. This portfolio generates attractive after-tax risk-adjusted returns. Counterparties in the leasing transactions are generally highly rated. The leasing portfolio consisted of non-airline exposures of $5.3 billion and $293 million of airline exposures at December 31, 2006.

The non-airline portion of the leasing portfolio consists of exposures backed by well-diversified assets, primarily large-ticket transportation equipment. The largest component is rail, consisting of both passenger and freight trains. Assets are both domestic and foreign-based, with primary concentrations in the United States and European countries. Excluding airline leasing, counterparty rating equivalents at December 31, 2006, are as follows: 43% of the counterparties are AA or better, 33% are single A, 17% are BBB, and only 7% are non-investment grade.

The Company’s exposure to the airline industry at December 31, 2006, consisted of a $293 million leasing portfolio, including a $17 million real estate lease exposure. Compared to 2005, the leasing portfolio was down by $44 million. In 2006, the airline leasing portfolio consisted of exposures of $90 million to major U.S. carriers, $140 million to foreign airlines, and $63 million to U.S. regionals. In 2006, the airline industry continued to face difficult operating conditions driven by persistently high fuel prices and the limited ability to implement meaningful fare increases. The industry’s excess capacity and higher oil prices continued to have a dampening effect on aircraft values in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio. In 2006, the Company sold $38 million of leasing exposure to a domestic airline, resulting in a charge-off of $23 million. In 2005, the Company charged off $140 million of a $153 million exposure to two bankrupt domestic airlines.

Commercial Real Estate

The Company’s commercial real estate loan portfolio was approximately $2.8 billion of exposure at December 31, 2006. Over 60% of the portfolio is secured by mortgages on properties predominantly located in the Tri-State region. The secured portfolio is diverse by project type with approximately 47% secured by residential buildings, approximately 29% secured by office buildings, 6% secured by retail properties, and 18% by other categories. Approximately 85% of the unsecured portfolio is allocated to investment grade real estate investment trusts (REITs) under revolving credit agreements.

The Company avoids speculative development loans and concentrates its activities largely within the New York Metropolitan area. Real estate credit facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows.

International Loans

The Company is active in the international markets, particularly in areas associated with securities servicing and trade finance. Excluding lease financings, these activities result in outstanding international loans of $6.6 billion and $5.5 billion at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company’s emerging markets exposures consisted of $298 million in medium-term loans, $2,742 million in short-term loans, primarily trade related, and a $241 million investment in Wing Hang. In addition, the Company has $117 million of Philippine bonds whose principal payments are collateralized by U.S. Treasury zero coupon obligations and whose interest payments are partially collateralized. Emerging market countries where the Company has exposure include Argentina, Brazil, Bulgaria, Chile, China, Colombia, Costa Rica, Czech Republic, Dominican Republic, Egypt, Honduras, Hungary, India, Indonesia, Israel, Jamaica, Jordan, Korea, Malaysia, Mexico, Morocco, Mozambique, Panama, Peru, Philippines, Poland, Russia, South Africa, Taiwan, Thailand, Turkey, Uruguay, Venezuela, Vietnam, and Yemen.

Further details of the Company’s outstanding international loans are included under “Loans”.

Counterparty Risk Ratings Profile

The table below summarizes the risk ratings of the Company’s foreign exchange and interest rate derivative counterparty credit exposure for the past year.

	For the Quarter Ended
Rating(1)	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05
AAA to AA-	76%	77%	77%	77%	74%
A+ to A-	12	10	10	8	13
BBB+ to BBB-	6	7	6	9	9
Noninvestment Grade	6	6	7	6	4

Total	100%	100%	100%	100%	100%

(1)	Represents credit rating agency equivalent of internal credit ratings.

For derivative counterparty credit exposure, see “Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements.

Nonperforming Assets

Nonperforming assets decreased by $1 million to $38 million at December 31, 2006. The low-level of nonperforming assets at year-end 2006 and 2005 is primarily attributable to actions the Company has taken to reduce risk in the loan portfolio as well as continued strength in the economy. See “Loans” in the Notes to the Consolidated Financial Statements.

Activity in Nonperforming Assets

	Year Ended December 31,
(In millions)	2006	2005
Balance at Beginning of Year	$39	$151
Additions	41	29
Charge-offs	(2)	(4)
Paydowns/Sales	(37)	(137)
Other	(3)	—

Balance at End of Year	$38	$39

The following table shows the distribution of nonperforming assets at the end of each of the last five years:

(Dollars in millions)	2006	2005	2004	2003	2002
Category of Loans:
Domestic:
Commercial	$28	$12	$121	$207	$306
Other	—	1	1	9	17
Foreign	9	13	28	80	84

Total Nonperforming Loans	37	26	150	296	407
Other Assets Owned	1	13	1	—	1

Total Nonperforming Assets	$38	$39	$151	$296	$408

Nonperforming Asset Ratio	0.1%	0.1%	0.7%	1.3%	1.7%
Allowance for Loan Losses/Nonperforming Loans	775.7	1,253.8	327.3	188.5	130.2
Allowance for Loan Losses/Nonperforming Assets	755.3	835.9	325.2	188.5	129.9
Total Allowance for Credit Losses/Nonperforming Loans	1,181.1	1,807.7	418.0	230.7	170.0
Total Allowance for Credit Losses/Nonperforming Assets	1,150.0	1,205.1	415.2	230.7	169.6

Significant nonperforming assets at December 31, 2006 include $19 million to a global supplier of mobile electronics and transportation systems, $6 million to an automotive supplier, $6 million of international exposures and $3 million of emerging markets exposure.

The following table shows loans past due 90 days or more and still accruing interest for the last five years:

(In millions)	2006	2005	2004	2003	2002
Domestic:
Consumer	$9	$2	$7	$9	$9
Commercial	7	7	1	2	8

	16	9	8	11	17

Foreign:
Banks	—	—	—	—	5

	$16	$9	$8	$11	$22

Activity in Allowance for Credit Losses

The following table details changes in the Company’s allowance for credit losses for the last five years.

(Dollars in millions)	2006	2005	2004	2003	2002
Loans Outstanding, December 31,	$37,793	$32,927	$28,375	$28,414	$24,743
Average Loans Outstanding	33,612	32,069	30,627	28,678	27,588

Allowance for Credit Losses
Balance, January 1,
Domestic	$363	$481	$500	$514	$359
Foreign	11	27	70	79	43
Unallocated	96	119	113	99	65

Total, January 1,	470	627	683	692	467

Charge-Offs:
Commercial	(27)	(144)	(24)	(118)	(396)
Foreign	(2)	(10)	(28)	(26)	(23)
Other	—	—	(5)	(7)	—

Total Charge-offs	(29)	(154)	(57)	(151)	(419)

Recoveries:
Commercial	7	1	2	9	8
Foreign	7	3	3	1	2
Other	2	—	—	—	—

Total Recoveries	16	4	5	10	10

Net Charge-Offs	(13)	(150)	(52)	(141)	(409)

Provision	(20)	(7)	(4)	132	634
Balance, December 31,
Domestic	328	363	481	500	514
Foreign	7	11	27	70	79
Unallocated	102	96	119	113	99

Total, December 31,	$437	$470	$627	$683	$692

Allowance for Loan Losses	$287	$326	$491	$558	$530
Allowance for Lending-Related Commitments	150	144	136	125	162

Ratios
Net Charge-Offs to Average Loans Outstanding	0.04%	0.47%	0.17%	0.49%	1.48%

Net Charge-Offs to Total Allowance for Credit Losses	2.97	31.91	8.29	20.64	59.10

Total Allowance for Credit Losses to Year-End Loans Outstanding	1.16	1.43	2.21	2.40	2.80

Allowance for Loan Losses to Year-End Loans Outstanding	0.76	0.99	1.73	1.96	2.14

Net charge-offs were $13 million in 2006, $150 million in 2005, and $52 million in 2004. Net charge-offs in 2006 included $23 million related to the sale of an airline exposure. Net charge-offs in 2005 included $140 million related to two bankrupt airline customers.

The provision for credit losses was a credit of $20 million in 2006, compared with a credit of $7 million in 2005 and a credit of $4 million in 2004. The increase in the credit to the provision in 2006 and 2005 primarily reflects continued strong asset quality.

The total allowance for credit losses was $437 million and $470 million at year-end 2006 and 2005, respectively. The ratio of the total allowance for credit losses to year-end non-margin loans was 1.34% and 1.75% at December 31, 2006 and 2005. The ratio of the allowance for loan losses to year-end non-margin loans was 0.88% and 1.21% at December 31, 2006 and 2005. The decline in these ratios reflects the continued strong credit quality of the Company’s loan portfolio.

The Company had $5.167 billion and $6.089 billion of secured margin loans on its balance sheet at December 31, 2006 and 2005. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these loans. The Company believes that the ratio of allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The Company’s total allowance for credit losses at year-end 2006 equated to approximately 5.5 times the average charge-offs and 6.1 times the average net charge-offs for the last three years. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level.

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

The third element, pass rated credits, is based on the Company’s expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower’s probability of default. The loss given default incorporates a recovery expectation. Borrower ratings are reviewed at least annually and are periodically mapped to third party, including rating agency and default and recovery, data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. The Company also applies this technique to its leasing and consumer portfolios.

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

In 2006, the allowance for pass rated credits was flat reflecting continued improvement in credit quality and strength in the economy. The decline in the allowance for impaired credits was due to improvements in asset quality as the Company has only four impaired credits. The major portion of the overall decline in reserve for higher risk credits reflects the sale of an airline exposure. The amount of unallocated allowance was relatively flat in absolute dollars reflecting the continued relatively benign credit environment but increased as a percentage of the total allowance as the total allowance declined.

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses on a continuing operations basis as follows:

	2006	2005	2004	2003	2002
Domestic:
Real Estate	2%	1%	1%	1%	2%
Commercial	67	72	73	73	73
Consumer	6	4	2	—	—
Foreign	2	3	5	10	11
Unallocated	23	20	19	16	14

	100%	100%	100%	100%	100%

Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The following table shows the maturity structure of the Company’s commercial loan portfolio at December 31, 2006.

(In millions)	Within 1 Year	Between 1 and 5 Years	After 5 Years	Total
Domestic:
Real Estate, Excluding Loans Collateralized by 1-4 Family Residential Properties	$164	$473	$69	$706
Commercial and Industrial Loans	1,078	3,106	630	4,814
Loans for Purchasing or Carrying Securities	6,934	163	17	7,114
Margin Loans	5,167	—	—	5,167
Other, Excluding Loans to Individuals and Those Collateralized by 1-4 Family Residential Properties	2,999	647	184	3,830

	16,342	4,389	900	21,631
Foreign	5,675	893	15	6,583

Total	$22,017	$5,282	$915	$28,214

Loans with:
Predetermined Interest Rates	$11,323	$129	$22	$11,474
Floating Interest Rates	10,694	5,153	893	16,740

Total	$22,017	$5,282	$915	$28,214

Deposits

Total deposits were $62.1 billion at year-end 2006, compared with $49.8 billion in 2005 and $43.1 billion in 2004. The increase was primarily due to growth in the securities servicing business and the Acquired Corporate Trust Business. Noninterest-bearing deposits were $19.5 billion at December 31, 2006, compared with $12.7 billion in 2005 and $11.7 billion in 2004. Interest-bearing deposits were $42.6 billion in 2006, compared with $37.1 billion in 2005 and $31.4 billion in 2004.

The aggregate amount of deposits by foreign customers in domestic offices was $6.3 billion, $5.6 billion, and $5.2 billion at December 31, 2006, 2005, and 2004, respectively.

The following table shows the maturity breakdown of domestic time deposits of $100,000 or more at December 31, 2006.

(In millions)	Certificates of Deposits	Other Time Deposits	Total
3 Months or Less	$718	$16,471	$17,189
Between 3 and 6 Months	206	—	206
Between 6 and 12 Months	978	—	978
Over 12 Months	1,475	—	1,475

Total	$3,377	$16,471	$19,848

Other Borrowings

The Company funds itself mainly through deposits and other borrowings, which are comprised of federal funds purchased and securities sold under repurchase agreement, payables to customers and broker-dealers, other borrowed funds, and long-term debt. Federal funds purchased and securities sold under repurchase agreements were $790 million in 2006, compared with $834 million in 2005 and $1,205 million in 2004. Payables to customers and broker-dealers were $7,266 million in 2006, $8,623 million in 2005 and $8,664 million in 2004. Other borrowed funds were $1,625 million in 2006, compared with $904 million in 2005 and $533 million in 2004. Other borrowed funds consist primarily of commercial paper, extended federal funds purchased, and amounts owed to the U.S. Treasury. See “Capital Resources” for a discussion of long-term debt.

Information related to federal funds purchased and securities sold under repurchase agreements in 2006, 2005, and 2004 is presented in the table below.

	2006		2005		2004
(Dollars in millions)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
At December 31	$790	4.18%	$834	3.04%	$1,205	0.91%
Average During Year	2,237	4.65	1,284	2.73	1,551	0.99
Maximum Month-End Balance During Year	2,079	4.47	3,349	4.19	4,173	0.92

Information related to other borrowed funds in 2006, 2005, and 2004 is presented in the table below.

	2006		2005		2004
(Dollars in millions)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Other Borrowed Funds
At December 31	$1,625	3.39%	$904	3.44%	$533	2.13%
Average During Year	2,091	4.77	1,865	3.10	2,675	1.93
Maximum Month-End Balance During Year	2,219	3.84	1,414	2.52	2,052	2.98

LIQUIDITY

The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the Company’s efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits from the Company’s securities servicing businesses and private banking and asset management businesses are generated through the Company’s diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling the Company to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets which can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Liquidity is managed on both a consolidated basis and at The Bank of New York Company, Inc. parent company (“Parent”).

On a continuing operations basis, non-core sources of funds such as money market rate accounts, certificates of deposit greater than $100,000, federal funds purchased and other borrowings were $13.9 billion and $12.6 billion on an average basis in 2006 and 2005, respectively. Average foreign deposits, primarily from the Company’s European-based securities servicing business, were $32.6 billion compared with $26.6 billion in 2005. The increase in foreign deposits reflects growth in the Company’s corporate trust and custody businesses. Domestic savings and other time deposits were $1.0 billion on an average basis, flat compared to 2005. Average payables to customers and broker-dealers declined to $4.9 billion from $6.0 billion in 2005. The decline in payables to customers and broker-dealers reflects the loss of a significant customer at Pershing. Long-term debt increased on average to $8.3 billion in 2006 from $7.3 billion in 2005 partially to fund growth in assets. Noninterest-bearing deposits increased to $11.6 billion from $10.1 billion in 2005 due to organic growth in securities servicing and the acquisition of the Acquired Corporate Trust Business.

The Company has entered into several modest securitization transactions. See “Securitizations” in the Notes to the Consolidated Financial Statements. These transactions have not had a significant impact on the Company’s liquidity or capital.

The Company’s transaction with JPMorgan Chase altered the composition of the balance sheet. When the Acquired Corporate Trust Business is fully integrated in 2007, approximately $14 billion of U.S. dollar retail deposits will have been replaced with between $11 billion and $14 billion of institutional corporate trust deposits. Between $7 billion and $10 billion of deposits related to the Acquired Corporate Trust Business have not yet transitioned to the Company. These deposits will transition to the Company as regulatory approval is received to operate in certain foreign locations and as the novation process proceeds in other foreign locations. The Company expects the transition will be substantially complete by June 30, 2007. Until the transition is complete, JPMorgan Chase will pay the Company for the net economic value of these deposits. In the fourth quarter of 2006, the Company recorded $23 million of net economic value payments in noninterest income. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans sold to JPMorgan Chase have been replaced with liquid assets and securities.

The Parent’s cash position was $908 million and $791 million at December 31, 2006 and 2005, respectively. The majority of these funds were deposited with the Bank. The Company’s policy is to maintain sufficient cash for the Parent to be able to satisfy its obligations for one year without the need to access the capital markets or take a dividend from the Bank.

The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

In 2007, the Bank can pay dividends of approximately $791 million to the Parent without the need for regulatory waiver. This dividend capacity will increase in the remainder of 2007 to the extent of the Bank’s net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $267 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

Restrictions on the ability of the Company to obtain funds from its subsidiaries are discussed in more detail in the “Company Financial Information” in the Notes to the Consolidated Financial Statements.

In 2006 and 2005, the Parent’s average commercial paper borrowings were $349 million and $248 million, respectively. Commercial paper outstandings were $224 million and $85 million at December 31, 2006 and 2005, respectively. Net of commercial paper outstanding, the Parent’s cash position at December 31, 2006 was down $22 million to $684 million compared with December 31, 2005.

On October 10, 2006, the Company entered into a new credit agreement of $250 million with 11 financial institutions. This line of credit matures in October 2011.

The fee on this facility depends on the Company’s credit rating and is currently six basis points. The credit agreement requires the Company to maintain: shareholders’ equity of $5 billion; a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; a double leverage ratio less than 1.3; and all its banks adequately capitalized for regulatory purposes. There were no borrowings under the line of credit at December 31, 2006.

The Company also has the ability to access the capital markets. Access to the capital markets is partially dependent on the Company’s credit ratings, which as of January 31, 2007 were as follows:

	Parent Commercial Paper	Parent Subordinated Long-Term Debt	Parent Senior Long-Term Debt	The Bank of New York Long-Term Deposits	Outlook
Standard & Poor’s	A-1	A	A+	AA-	Stable
Moody’s	P-1	A1	Aa3	Aa2	Stable
Fitch	F1+	A+	AA-	AA	Positive
Dominion Bond Rating Service	R-1(middle)	A(high)	AA(low)	AA	Stable

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

The Parent has $700 million of long-term debt that becomes due in 2007. In addition, the Parent has the option to call $341 million of subordinated debt in 2007, which it may call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

The Company has $800 million of preferred trust securities that are callable in 2007. These securities qualify as Tier 1 Capital. All of the Company’s preferred trust securities are swapped to floating rate. The Company has not yet decided if it will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If the Company calls the preferred trust securities, it expects to replace them with new preferred trust securities or senior or subordinated debt. See discussion of qualification of preferred trust securities as capital in “Capital Resources.”

Double leverage is the ratio of investment in subsidiaries divided by the Company’s consolidated equity plus preferred trust securities. The Company’s double leverage ratio at December 31, 2006, 2005, and 2004 was 102.86%, 103.91%, and 92.96%, respectively. The Company’s target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company’s ability to invest in its subsidiaries to expand its businesses.

Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with five financial institutions matures in March 2007. There were no borrowings against this line of credit in 2006. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. In 2006, average daily borrowing under these lines was $4 million in aggregate.

Pershing Limited, an indirect U.K.-based subsidiary of the Company, has committed and uncommitted lines in place for liquidity purposes. The committed line of credit of $275 million with four financial institutions matures in March 2007. In 2006, the average borrowing against this line of credit was $43 million. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. In 2006, average daily borrowing under these lines was $105 million in aggregate.

The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

The cash flows of the discontinued Retail Business are included with the cash flows of continuing operations in the individual line items of the Statement of Cash Flows. The cash flows related to the sale transaction for the Retail Business are included in Dispositions, Net of Cash Included. The cash flows related to the purchase transaction for the Acquired Corporate Trust Business are included in Acquisitions, Net of Cash Acquired.

The Company does not expect these transactions to have a significant impact on its cash flows. Deposits cash flows of the Retail Business are expected to be largely replaced by deposits cash flows of the Acquired Corporate Trust Business. Cash flows previously invested in retail and middle market loans will now be reinvested in liquid assets and securities.

Earnings and other operating activities provided $3.3 billion in cash flows in 2006, compared with $1.1 billion used in 2005 and $3.4 billion provided in 2004, respectively. The cash flows from operations in 2006 were principally the results of earnings, the gain on the sale of the Retail Business, and changes in trading activities. The cash flows from operations in 2005 and 2004 were principally the result of earnings and changes in trading activities.

In 2006, cash used for investing activities was $6.4 billion as compared to $7.6 billion used for investing activities in 2005 and $2.2 billion used for investing activities in 2004. In 2006, 2005, and 2004, cash was used to increase the Company’s investment in highly-rated securities and short-term liquid assets, which is part of an ongoing strategy to shift the Company’s asset mix from loans. Interest-bearing deposits were a use of funds in 2006, 2005, and 2004. Federal funds sold and securities purchased under resale agreements were a use of funds in 2006 and 2004 and were a source of funds in 2005.

In 2006, cash provided by financing activities was $2.5 billion as compared to $8.1 billion provided by financing activities in 2005 and $0.8 billion used for financing activities in 2004. In 2006, 2005 and 2004, sources of funds included deposits, issuance of long-term debt and common stock. Payables to customers and broker-dealers were a significant use of funds in 2006 and 2004.

COMMITMENTS AND OBLIGATIONS

The Company has contractual obligations to make fixed and determinable payments to third parties as indicated in the table below. The table excludes certain obligations such as trade payables and trading liabilities, where the obligation is short-term or subject to valuation based on market factors.

	Total	Payments Due by Period
(In millions) Contractual Obligations		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Deposits Without a Stated Maturity	$6,665	$6,665	$—	$—	$—
Term Deposits	35,927	34,451	1,001	400	75
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	790	790	—	—	—
Payables to Customers and Broker-Dealers	7,266	7,266	—	—	—
Other Borrowed Funds	1,625	1,625	—	—	—
Long-Term Debt(1)	13,872	1,140	2,904	1,251	8,577
Operating Leases	1,367	141	265	234	727
Capital Leases	83	51	30	2	—
Unfunded Pension and Post Retirement Benefits	201	21	44	49	87

Total Contractual Cash Obligations	$67,796	$52,150	$4,244	$1,936	$9,466

(1)	Including Interest

The Company has entered into fixed and determinable commitments as indicated in the table below:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
(In millions) Other Commercial Commitments		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lending Commitments	$37,364	$11,939	$2,072	$5,622	$17,731
Standby Letters of Credit	10,902	7,240	1,343	2,115	204
Commercial Letters of Credit	1,195	1,150	35	10	—
Securities Lending Indemnifications	398,675	398,675	—	—	—
Contingent Acquisitions Payments	158	30	98	30	—
Investment Commitments(1)	228	32	10	62	124
Purchase Obligations	183	36	71	26	50

Total Commitments	$448,705	$419,102	$3,629	$7,865	$18,109

(1)	Includes venture capital, community reinvestment act, and other investment-related commitments. Commitments to venture capital limited partnerships may extend beyond expiration period shown to cover certain follow-on investments, claims and liabilities, and organizational and partnership expenses.

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

The Company has issued guarantees as indicated in the table below:

(In millions) Guarantees	Notional	Typical Revenue Based on Notional (Basis Points)
Corporate Banking Standby Letters of Credit	$10,902	5 - 135
Commercial Letters of Credit	1,195	10 - 75
Securities Lending Indemnifications	398,675	4 - 6

The Company expects many of these guarantees to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction including collateral, if any. Advances under securities lending indemnifications would be secured by collateral.

The Company provides services to two qualifying special-purpose entities (“QSPEs”) as of December 31, 2006. All of the Company’s securitizations are QSPEs as defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, which by design are passive investment vehicles, and are therefore not consolidated by the Company. See “Securitizations” in the Notes to the Consolidated Financial Statements.

CAPITAL RESOURCES

Shareholders’ equity was $11,593 million at December 31, 2006, compared with $9,876 million at December 31, 2005, and $9,290 million at December 31, 2004. During 2006, the Company retained $2,355 million of earnings primarily reflecting the gain on the sale of the Retail Business as well as operating earnings. The Company repurchased 25.0 million shares during 2006 at a cost of $883 million. Accumulated other comprehensive income declined $183 million reflecting the change in pension accounting partially offset by the increase in the fair value of securities available-for-sale.

Certain accounting charges in the first quarter of 2007 are expected to reduce the Company’s TCE ratio to a range between 4.40% and 4.90%. The announced merger with Mellon will reduce the Company’s TCE ratio to approximately 4.2% at September 30, 2007. The Company expects its TCE ratio to return to its target level of 5% in 2008.

In a non-taxable business combination, such as the Company’s planned merger with Mellon, deferred tax liabilities are recorded in relation to identifiable intangible assets. The recording of this deferred tax liability results in an increase in goodwill equal to the amount of the liability. Bank regulators and some rating agencies and analysts adjust equity upward for the amount of this deferred tax liability since it is a liability only for accounting purposes and will never require a cash settlement. If this adjustment were made, the Company’s expected capital ratios at September 30, 2007 would be over 100 basis points higher.

The TCE ratio varies depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other factors. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole, are higher to finance these activities. For quarter-ends in 2007, the size of the balance sheet will also depend on the novation of deposits and the receipt of approval to open new subsidiaries related to the Acquired Corporate Trust Business.

In 2006, the Company issued $326 million of callable medium-term subordinated notes bearing interest at rates from 5.50% to 6.40%. The notes are due in 2021, 2022, 2031 and 2032, and are callable by the Company after three to five years. The notes qualify as Tier 2 capital.

In 2006, the Company also issued $650 million of senior debt. This was composed of an issuance of $400 million bearing interest at a floating rate of 3-month LIBOR less 2.5 basis points in June 2006 and an issuance of $250 million bearing interest at 5.125% in October 2006.

On February 27, 2006, the Company entered into a lease transaction recorded as long-term debt of $527 million bearing interest at a fixed Euro rate of 3.1% per annum and amortizing on a quarterly basis through 2031, unless terminated earlier.

During 2006, the Company did not call any debt and $525 million of debt matured.

As a result of the above in 2006, long-term debt increased to $8,773 million from $7,817 million.

The Company raised its common stock dividend to 22 cents per quarter in July 2006. In January 2007, the Company declared a quarterly common stock dividend of 22 cents per share.

The Parent also has the ability to access the capital markets. On June 5, 2006, the Company filed a new S-3 automatic shelf registration statement with the SEC covering its existing debt, preferred stock, trust preferred securities, and common stock.

In 2005, the Company retained $927 million of earnings. In 2005, the Company issued $500 million of noncallable subordinated notes and $285 million of callable medium-term subordinated notes qualifying as Tier 2 capital, as well as $1,000 million of senior debt. During 2005, the Company called $94 million of higher rate debt and $110 million of debt matured. Long-term debt increased to $7,817 million reflecting the transfer of Pershing from the Bank to the Parent.

In 2004, the Company retained $832 million of earnings. In 2004, the Company issued $206 million of callable medium-term subordinated notes qualifying as Tier 2 capital, as well as $305 million of senior debt. During 2004, the Company called $175 million of higher rate debt and $300 million of debt matured. Long-term debt was flat at $6,121 million.

Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, the Bank must, among other things, qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of December 31, 2006 and 2005, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

	December 31, 2006		December 31, 2005		Company Targets	Well Capitalized Guidelines	Adequately Capitalized Guidelines
	Company	Bank	Company	Bank
Tier 1(1)	8.19%	8.66%	8.38%	8.88%	7.75%	6%	4%
Total Capital(2)	12.49	11.50	12.48	11.84	11.75	10	8
Leverage	6.67	7.06	6.60	7.05		5	3-5
Tangible Common Equity (“TCE”)	5.13	6.10	5.57	6.61	5.00	N.A.	N.A.

(1)	Tier 1 capital consists, generally, of common equity, preferred trust securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles.
(2)	Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

If a bank holding company or bank fails to qualify as “adequately capitalized”, regulatory sanctions and limitations are imposed.

At December 31, 2006, the amounts of capital by which the Company and the Bank exceed the well capitalized guidelines are as follows:

(In millions)	Company	Bank
Tier 1 Capital	$1,696	$1,755
Total Capital	1,932	990
Leverage	1,589	1,669

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

In 2006, the Company bought back 25.0 million shares of its common stock of which 12.1 million shares were related to the BNY ConvergEx transaction. The Company has 8.1 million shares authorized for repurchase at December 31, 2006.

In 2007, the Company expects buyback activity will be limited to 1-2 million shares related to employee benefit plans.

The following table presents the components of the Company’s risk-based capital at December 31, 2006 and 2005:

(In millions)	2006(1)	2005(1)
Shareholders’ Equity	$11,593	$9,876
Trust Preferred Securities	1,150	1,150
Adjustments: Goodwill and Intangibles	(6,622)	(4,426)
Pensions	264	—
Securities Valuation Allowance	(13)	51
Merchant Banking Investments	(22)	(8)

Tier 1 Capital	6,350	6,643

Qualifying Subordinated Debt	2,903	2,690
Qualifying Allowance for Loan Losses	437	565

Tier 2 Capital	3,340	3,255

Total Risk-Based Capital	$9,690	$9,898

(1)	On a regulatory basis.

The following table presents the components of the Company’s total risk-adjusted assets at December 31, 2006 and 2005:

	2006(1)		2005(1)
(In millions)	Balance sheet/ notional amount	Risk adjusted balance	Balance sheet/ notional amount	Risk adjusted balance
Assets
Cash, Due From Banks and Interest-Bearing Deposits in Banks	$16,012	$3,179	$12,159	$2,121
Securities	21,106	5,385	27,326	6,555
Trading Assets	5,544	—	5,930	—
Fed Funds Sold and Securities Purchased Under Resale Agreements	5,114	801	2,425	169
Loans	37,793	30,224	40,726	33,748
Allowance for Loan Losses	(287)	—	(411)	—
Other Assets	18,088	10,755	13,919	10,455

Total Assets	$103,370	50,344	$102,074	53,048

Off-Balance Sheet Exposures
Commitments to Extend Credit	$37,448	$12,182	$37,005	$12,979
Securities Lending	398,675	1,073	310,970	222
Standby Letters of Credit and Other Guarantees	14,695	11,284	13,703	10,762
Interest Rate Contracts	766,653	1,457	695,874	1,271
Foreign Exchange Contracts	116,980	734	94,535	575

Total Off-Balance Sheet Exposures	$1,334,451	26,730	$1,152,087	25,809

Market Risk Equivalent Assets		493		426
Allocated Transfer Risk Reserve		—		(1)

Total Risk-Adjusted Assets		$77,567		$79,282

(1)	On a regulatory basis.

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

U.S. and International Implementation of Basel II

In the United States, U.S. regulators are mandating the adoption of the New Accord by banks, such as the Bank, which are considered internationally active or critical to the U.S. payments system. The only approach available to these mandated banks under the New Accord is the Advanced Internal Ratings Based (“AIRB”) approach for credit risk and the Advanced Measurement Approach (“AMA”) for operational risk.

In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing Basel II in the United States that would apply only to internationally active banking organizations–defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more–but that other U.S. banking organizations could elect but would not be required to apply. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of Basel II. These latter proposed amendments, often referred to as “Basel I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the AIRB approach for internationally active banking organizations and do not “opt in” to that approach. The agencies previously had issued advance notices of proposed rulemaking on both proposals (in August 2003 regarding the AIRB approach of Basel II for internationally active banking organizations and in October 2005 regarding Basel II).

The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the AIRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the Basel I-A provisions for others will be implemented on similar timeframes.

Both the terms and timing of U.S. implementation of Basel II are the subject of considerable debate among both the bank regulators and Congress. Accordingly, it is not possible to predict the timing or ultimate terms of implementation of Basel II. In the U.S., the Company is preparing to implement Basel II, AIRB and AMA approaches in 2008. The Company maintains an active dialogue with U.S. regulators to facilitate a smooth transition during the Basel II qualification process.

Additionally, the Bank has been coordinating with international regulatory agencies responsible for supervising the implementation of Basel II at foreign subsidiaries. Jurisdictions outside of the United States are implementing the New Accord, with a parallel run of Basel I and Basel II capital calculations in 2007. The Bank plans to implement the Basel II Standardized Approach (not currently allowed in the U.S.) at all of its overseas subsidiaries in 2008.

Basel II Impact on the Company

The Company has participated in four quantitative impact studies with banking regulators to assess the impact of the New Accord. Based on the results of the Fourth Quantitative Impact Study, the Company believes that the New Accord, as currently envisioned, like the current capital requirements under Basel I, will not constrain its current business practices and will result in a reduction of risk-weighted assets, thereby enhancing its regulatory capital ratios.

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

Credit risk is intrinsic to much of the banking business and necessary to its smooth functioning. However, the Company seeks to limit both on and off-balance sheet credit risk through prudent underwriting and the use of capital only where risk-adjusted returns warrant. The Company seeks to manage risk and improve its portfolio diversification through syndications, asset sales, credit enhancements, credit derivatives, and active collateralization and netting agreements. In addition, the Company has a separate Credit Risk Review group, which is part of Internal Audit, made up of experienced loan review officers who perform timely reviews of the loan files and credit ratings assigned to the loans.

Market Risk Management

Market risk is the risk of loss due to adverse changes in the financial markets. Market risk arises from derivative financial instruments, such as futures, forwards, swaps and options, and other financial instruments, including loans, securities, deposits, and other borrowings. The Company’s market risks are primarily interest rate and foreign exchange risk and, to a lesser extent, equity and credit risk. See also the risks discussed under “Forward Looking Statements and Risk Factors”.

The Company’s market risk governance structure includes two committees comprised of senior executives who review market risk activities, risk measurement methodologies, and risk limits; approve new products; and provide direction for the Company’s market risk profile. The Asset/Liability Management Committee oversees the market risk management process for interest rate risk related to asset/liability management activities. The Market Risk Committee oversees the market risk management process for trading activities, including foreign exchange risk. Both committees are supported by a comprehensive risk management process that is designed to help identify, measure, and manage market risk, as discussed under “Trading Activities and Risk Management” and “Asset/Liability Management” below and in “Fair Value of Financial Instruments” in the Notes to the Consolidated Financial Statements.

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

The following table indicates the calculated VAR amounts for the trading portfolio for the years ended December 31, 2006 and 2005.

(In millions) Market Risk	2006				2005
	Average	Minimum	Maximum	12/31/06	Average	Minimum	Maximum	12/31/05
Interest Rate	$2.9	$1.8	$7.6	$3.1	$2.7	$1.8	$4.6	$2.8
Foreign Exchange	1.1	0.6	2.6	1.3	1.5	0.4	4.1	0.9
Equity	1.1	0.5	3.7	1.0	0.6	0.3	1.1	0.8
Credit Derivatives	0.9	0.6	2.2	0.8	1.4	0.7	2.1	0.9
Diversification	(1.6)	NM	NM	(2.1)	(1.2)	NM	NM	(1.1)
Overall Portfolio	4.4	3.0	6.8	4.1	5.0	3.1	9.1	4.3

NM—	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the year 2006, interest rate risk generated 44% of average VAR, credit derivatives generated 18% of average VAR, foreign exchange accounted for 18% of average VAR, and equity generated 20% of average VAR. During 2006, the Company’s daily trading loss did not exceed the Company’s calculated VAR amount on any given day.

Asset/Liability Management

The Company’s asset/liability management activities include lending, investing in securities, accepting deposits, raising money as needed to fund assets, and servicing and other transactions. The market risks that arise from these activities are interest rate risk and, to a lesser degree, foreign exchange risk. The Company’s primary market risk is exposure to movements in U.S. dollar interest rates. Exposure to movements in foreign currency interest rates also exists but to a significantly lower degree. The Company actively manages interest rate sensitivity. In addition to gap analysis, the Company uses earnings simulation and discounted cash flow models to identify interest rate exposures.

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

	Estimated Changes in Net Interest Income Pro Forma December 31, 2006
	(In millions)%
+200 basis point Ramp vs. Stable Rate	$4	0.2%
+100 basis point Ramp vs. Stable Rate	17	0.9
-100 basis point Ramp vs. Stable Rate	(13)	(0.7)
-200 basis point Ramp vs. Stable Rate	(35)	(1.9)

The pro forma data in the above table reflects the swap with JPMorgan Chase as if the transaction was fully integrated into the Company on December 31, 2006. The Company’s swap with JPMorgan Chase would have resulted in a more liability-sensitive balance sheet because corporate trust liabilities reprice more quickly than retail deposits. However, among other actions, the Company restructured its investment portfolio to readjust its interest rate sensitivity.

The above results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The baseline scenario’s Fed Funds rate in the December 31, 2006 analysis was 5.25%. The 100 basis point ramp scenario assumes short-term rates change 25 basis points in each of the next four quarters, while the 200 ramp scenario assumes a 50 basis point per quarter change. The +100 basis point December 31, 2006 scenario assumes a steepening of the yield curve with 10-year rates rising 174 basis points. The +200 basis point December 31, 2006 scenario assumes a steepening of the yield curve with 10-year rates rising 229 basis points.

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

The Company also projects future cash flows from its assets and liabilities over a long-term horizon and then discounts these cash flows using the same assumptions noted above. The aggregation of these discounted cash flows is the Economic Value of Equity (“EVE”). The following table shows how the EVE would change in response to changes in interest rates:

Rate Change	Estimated Change in EVE Pro Forma December 31, 2006 (In millions)
+200 basis point Ramp vs. Stable Rate	$(57)
+100 basis point Ramp vs. Stable Rate	148
-100 basis point Ramp vs. Stable Rate	(42)
-200 basis point Ramp vs. Stable Rate	(241)

The pro forma data in the above table reflects the swap with JPMorgan Chase as if the transaction was fully integrated into the Company on December 31, 2006. The above results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

The asymmetrical accounting treatment of the impact of a change in interest rates on the Company’s balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the Company’s fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company’s shareholders’ equity, thereby affecting the TCE ratio. Under current accounting rules, there is no corresponding change on the Company’s fixed liabilities, even though economically these liabilities are more valuable as rates rise.

The Company projects the impact of this change using the same interest rate ramp up assumptions described earlier and comparing the projected mark-to-market on the investment securities portfolio at December 31, 2006, under the higher rate environments versus a stable rate scenario. The table below shows the impact of a change in interest rates on the TCE ratio:

Rate Change	Estimated Change in TCE ratio December 31, 2006 (In basis points)
+200 basis point Ramp vs. Stable Rate	(35)
+100 basis point Ramp vs. Stable Rate	(16)
-100 basis point Ramp vs. Stable Rate	9
-200 basis point Ramp vs. Stable Rate	14

These results do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

To manage foreign exchange risk, the Company funds foreign currency-denominated assets with liability instruments denominated in the same currency. The Company utilizes various foreign exchange contracts if a liability denominated in the same currency is not available or desired, and to minimize the earnings impact of translation gains or losses created by investments in overseas markets. The foreign exchange risk related to the interest rate spread on foreign currency-denominated asset/liability positions is managed as part of the Company’s trading activities. The Company uses forward foreign exchange contracts to protect the value of its net investment in foreign operations. At December 31, 2006, net investments in foreign operations totaled approximately $1,871 million and were spread across 12 foreign currencies.

Operational Risk

Overview

Operational risk is the risk of loss resulting from inadequate or failed internal processes, human factors and systems, or from external events.

In providing a comprehensive array of products and services, the Company is exposed to operational risk. Operational risk may result from, but is not limited to, errors related to transaction processing, breaches of the internal control system and compliance requirements, fraud by employees or persons outside the corporation or business interruption due to system failures or other events. Operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and/or regulatory requirements. In the case of an operational event, the Company could suffer a financial loss as well as damage to its reputation.

To address these risks, the Company maintains comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment. These controls have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the business environment and markets in which it operates, the nature of its businesses, and considering factors such as competition and regulation. The Company’s internal auditors monitor and test the overall effectiveness of the internal control and financial reporting systems on an ongoing basis.

The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed on a uniform basis. Among the procedures designed to ensure effectiveness are the Company’s “Code of Conduct”, “Know Your Customer”, and compliance training programs.

Operational Risk Management

The Company has established operational risk management as an independent risk discipline. The Operational Risk Management (“ORM”) Group reports to the Chief Risk Officer. The organizational framework for operational risk is based upon a strong risk culture that incorporates both governance and risk management activities comprising:

•

Board Oversight and Governance–The Company has established a Risk Committee of the Board that approves and oversees the Company’s operational risk management strategy in addition to credit and market risk. The Committee meets regularly to review and approve operational risk management initiatives, discuss key risk issues, and review the effectiveness of the risk management systems.

•

Business Line Accountability–Business managers are responsible for maintaining an effective system of internal controls commensurate with their risk profiles and in accordance with Company policies and procedures.

•

ORM Group–The ORM Group is responsible for developing risk management policies and tools for assessing, monitoring, and measuring operational risk for the Company. The primary objectives of the ORM group are to promote effective risk management, create incentives for generating continuous improvement in controls, and to optimize capital.

Global Compliance

The Company’s global compliance function provides leadership, guidance, and oversight to help business units identify applicable laws and regulations and implement effective measures to meet the specific requirements. Compliance takes a proactive approach by anticipating evolving regulatory standards and remaining aware of industry best practices, legislative initiatives, competitive issues, and public expectations and perceptions. The function uses its global reach to disseminate information about compliance-related matters throughout the

Company. The Chief Compliance Officer reports to the Chief Administrative Officer, is a member of all critical Corporate committees, and provides routine updates to the Audit and Examining Committee of the Board.

Internal Audit

The Company’s internal audit function reports directly to the Audit & Examining Committee of the Company’s Board of Directors. Internal Audit utilizes a risk-based approach to its audit approach covering the risks in the operational, compliance, regulatory, technology, fraud, processing and other key risks areas of the Company. Internal Audit has unrestricted access to the Company and regularly participates in all key committees of the Company.

Business Continuity

The Company is prepared for events that could damage the Company’s physical facilities, cause delay or disruptions to operational functions, including telecommunications networks, or impair the Company’s clients, vendors, and counterparties. Key elements of the Company’s business continuity strategies are extensive planning and testing, and diversity of business operations, data centers and telecommunications infrastructure.

The Company has established multiple geographically diverse locations for its funds transfer and broker-dealer services operational units, which provide redundant functionality to assure uninterrupted operations.

The Company’s securities clearing, mutual fund accounting and custody, securities lending, master trust, UIT, corporate trust, stock transfer, and treasury units have common functionality in multiple sites designed to facilitate continuance of operations or rapid recovery. In addition, in the U.S., the Company has recovery positions outside Manhattan for over 5,000 employees.

The Company continues to enhance geographic diversity for business operations by moving additional personnel to growth centers outside of existing major urban centers.

The Company replicates 100% of its critical production computer data to its recovery data center, which is at a distance of well over 500 miles from its primary data center.

The Bank has an active telecommunications diversity program. All major buildings and data centers have diverse telecommunications carriers. The data centers have multiple fiber optic rings and have been designed so that there is no single point of failure. All major buildings have been designed with diverse telecommunications access and connect to at least two geographically dispersed connection points. The Company has an active program to audit circuits for route diversity and to test customer back-up connections.

In 2003, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Securities and Exchange Commission jointly published the Interagency Paper, “Sound Practices to Strengthen the Resilience of the U.S. Financial System” (“Sound Practices Paper”). The purpose of the document was to define the guidelines for the financial services industry and other interested parties regarding “best practices” related to business continuity planning. Under these guidelines the Company is a key clearing and settlement organization required to meet a higher standard for business continuity.

The Company believes it has substantially met all of the requirements of the Sound Practices Paper. As a core clearing and settlement organization, the Company believes that it is at the forefront of the industry in improving business continuity practices. Acceleration of the implementation of the Company’s plan resulted in overlap costs of $26 million which will phase out in 2007.

The Company is committed to ensuring that requirements for business continuity are met not just within its own facilities, but also within those of vendors and service providers whose operation is critical to the

Company’s safety and soundness. To that end, the Company has a service provider management office whose function is to ensure that new and existing service providers and vendors meet the Company’s standards for business continuity, as well as for information security, financial stability, personnel practices, etc.

The Company has developed a comprehensive plan to prepare for the possibility of a flu pandemic, which anticipates significant reduced staffing levels and will provide for increased remote working by staff for one or more periods lasting several weeks.

Although the Company is committed to observing best practices as well as meeting regulatory requirements, geopolitical uncertainties and other external factors will continue to create risk that cannot always be identified and anticipated.

STATISTICAL INFORMATION

Average Balances and Rates on a Tax Equivalent Basis (Continuing Operations)

	2006				2005				2004
(Dollars in millions)	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate	Average Balance	Interest		Average Rate
Assets
Interest-Bearing Deposits in Banks (Primarily Foreign)	$13,327	$538		4.04%	$8,996	$274		3.04%	$11,675	$305		2.62%
Federal Funds Sold and Securities Purchased Under Resale Agreements	2,791	130		4.67	2,399	70		2.90	3,645	44		1.22
Margin Loans	5,372	330		6.15	6,403	267		4.17	6,342	156		2.46
Non-Margin Loans
Domestic Offices
Consumer	2,985	168		5.64	1,740	91		5.25	1,558	79		5.08
Commercial	14,955	707		4.72	14,631	558		3.81	14,352	399		2.78
Foreign Offices	10,300	574		5.57	9,295	396		4.25	8,375	244		2.90

Non-Margin Loans	28,240	1,449	(1)	5.13	25,666	1,045	(1)	4.07	24,285	722	(1)	2.97

Securities
U.S. Government Obligations	190	8		4.32	273	9		3.43	415	11		2.58
U.S. Government Agency Obligations	3,565	169		4.73	3,766	153		4.05	3,853	128		3.33
Obligations of States and Political Subdivisions	105	9		8.34	141	12		8.39	194	17		8.87
Other Securities
Domestic Offices	15,702	850		5.42	14,640	630		4.30	12,228	419		3.43
Foreign Offices	2,746	114		4.15	1,882	83		4.44	1,354	59		4.36

Total Other Securities	18,448	964		5.23	16,522	713		4.32	13,582	478		3.53

Trading Securities
Domestic Offices	660	30		4.56	593	22		3.77	584	16		2.72
Foreign Offices	2,908	135		4.64	2,956	131		4.45	1,510	36		2.41

Total Trading Securities	3,568	165		4.63	3,549	153		4.34	2,094	52		2.50

Total Securities	25,876	1,315		5.09	24,251	1,040		4.29	20,138	686		3.41

Total Interest-Earning Assets	75,606	$3,762		4.98%	67,715	$2,696		3.98%	66,085	$1,913		2.90%

Allowance for Credit Losses	(340)				(474)				(521)
Cash and Due from Banks	2,910				2,772				2,535
Other Assets	18,302				16,306				15,553
Assets of Discontinued Operations Held for Sale	10,364				15,116				15,688

Total Assets	$106,842				$101,435				$99,340

Assets Attributable to Foreign Offices(2)	33.19%				29.51%				29.92%

Tax equivalent adjustments were $22 million in 2006, $27 million in 2005, and $26 million in 2004, and are based on the federal statutory tax rate (35%) and applicable state and local taxes.

(1)	Includes fees of $42 million in 2006, $66 million in 2005, and $88 million in 2004. Nonaccrual loans are included in the average loan balance; the associated income, recognized on the cash basis, is included in interest.
(2)	Includes Cayman Islands branch office.

Average Balances and Rates on a Tax Equivalent Basis (Continuing Operations)

	2006			2005			2004
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Liabilities and Shareholders’ Equity
Interest-Bearing Deposits Domestic Offices
Money Market Rate Accounts	$5,465	$145	2.66%	$6,320	$109	1.73%	$5,953	$48	0.81%
Savings	452	6	1.36	597	5	0.87	769	5	0.65
Certificates of Deposit of $100,000 or More	4,114	210	5.12	3,155	107	3.40	3,691	55	1.49
Other Time Deposits	551	26	4.70	437	16	3.38	136	3	1.92

Total Domestic Offices	10,582	387	3.66	10,509	237	2.25	10,549	111	1.05

Foreign Offices
Banks in Foreign Countries	6,764	243	3.59	6,050	129	2.13	5,705	60	1.05
Government & Official Institutions	705	25	3.50	581	14	2.44	419	8	1.84
Other Time and Savings	25,092	779	3.11	19,930	459	2.30	19,633	291	1.49

Total Foreign Offices	32,561	1,047	3.22	26,561	602	2.26	25,757	359	1.39

Total Interest- Bearing Deposits	43,143	1,434	3.33	37,070	839	2.26	36,306	470	1.30

Federal Funds Purchased and Securities Sold Under Repurchase Agreements	2,237	104	4.65	1,284	35	2.73	1,551	15	0.99
Other Borrowed Funds
Domestic Offices	1,632	94	5.74	1,480	55	3.68	2,025	40	1.95
Foreign Offices	459	6	1.32	385	3	0.84	650	12	1.88

Total Other Borrowed Funds	2,091	100	4.77	1,865	58	3.10	2,675	52	1.93
Payables to Customers and Broker-Dealers	4,899	167	3.40	6,014	128	2.12	6,361	57	0.89
Long-Term Debt	8,295	436	5.26	7,312	269	3.68	6,152	136	2.19

Total Interest-Bearing Liabilities	60,665	2,241	3.69%	53,545	1,329	2.48%	53,045	730	1.38%

Noninterest-Bearing Deposits (Primarily Domestic)	11,609			10,078			9,121
Other Liabilities	13,871			13,223			12,689
Common Shareholders’ Equity	10,333			9,473			8,797
Liabilities of Discontinued Operations Held for Sale	10,364			15,116			15,688

Total Liabilities and Shareholders’ Equity	$106,842			$101,435			$99,340

Interest Earnings		$1,521			$1,367			$1,183

Net Interest Margin			2.01%			2.02%			1.79%

Liabilities Attributable to Foreign Offices	36.21%			32.97%			33.72%

Rate/Volume Analysis on a Tax Equivalent Basis (Continuing Operations)

	2006 vs. 2005			2005 vs. 2004
(In millions)	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
	Average Balance	Average Rate	Total Increase (Decrease)	Average Balance	Average Rate	Total Increase (Decrease)
Interest Income
Interest-Bearing Deposits in Banks	$157	$107	$264	$(76)	$45	$(31)
Federal Funds Sold and Securities Purchased Under Resale Agreements	12	48	60	(19)	45	26
Margin Loans	(48)	111	63	2	109	111
Non-Margin Loans
Domestic Offices
Consumer	70	7	77	9	3	12
Commercial	13	136	149	8	151	159
Foreign Offices	46	132	178	29	123	152

Non-Margin Loans	129	275	404	46	277	323

Securities
U.S. Government Obligations	(3)	2	(1)	(5)	3	(2)
U.S. Government Agency Obligations	(9)	25	16	(3)	28	25
Obligations of States and Political Subdivisions	(3)	—	(3)	(4)	(1)	(5)
Other Securities:
Domestic Offices	47	173	220	92	119	211
Foreign Offices	37	(6)	31	23	1	24

Total Other Securities	84	167	251	115	120	235

Trading Securities
Domestic Offices	3	5	8	—	6	6
Foreign Offices	(2)	6	4	50	45	95

Total Trading Securities	1	11	12	50	51	101

Total Securities	70	205	275	153	201	354

Total Interest Income	320	746	1,066	106	677	783

Interest Expense
Interest-Bearing Deposits
Domestic Offices:
Money Market Rate Accounts	(16)	52	36	3	58	61
Savings	(1)	2	1	(1)	1	—
Certificate of Deposits of $100,000 or More	39	64	103	(9)	61	52
Other Time Deposits	3	7	10	10	3	13

Total Domestic Offices	25	125	150	3	123	126

Foreign Offices:
Banks in Foreign Countries	17	97	114	4	65	69
Government and Official Institutions	4	7	11	3	3	6
Other Time and Savings	135	185	320	5	163	168

Total Foreign Offices	156	289	445	12	231	243

Total Interest-Bearing Deposits	181	414	595	15	354	369
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	35	34	69	(3)	23	20
Other Borrowed Funds
Domestic Offices	6	33	39	(13)	28	15
Foreign Offices	1	2	3	(4)	(5)	(9)

Total Other Borrowed Funds	7	35	42	(17)	23	6

Payables to Customers and Broker-Dealers	(27)	66	39	(3)	74	71
Long-Term Debt	40	127	167	30	103	133

Total Interest Expense	236	676	912	22	577	599

Change in Net Interest Income	$84	$70	$154	$84	$100	$184

Changes which are not solely due to balance changes or rate changes are allocated to such categories on the basis of the respective percentage changes in average balances and average rates.

SUPPLEMENTAL INFORMATION

On October 1, 2006, the Company purchased the Acquired Corporate Trust Business and sold the Company’s Retail Business. The transaction further increases the Company’s focus on the securities services and asset management and private banking businesses that are at the core of its long-term business strategy.

For the periods presented, the Company has prepared supplemental financial information as follows:

•	Full income statements for the Retail Business, which is reflected as discontinued operations

•	Adjusted results, which combine continuing and discontinued operations to provide continuity with historical results

•	Continuing operations and adjusted results including and excluding merger and integration costs and the gain on the sale of the Retail Business

The Company believes that providing supplemental adjusted non-GAAP financial information is useful to investors in understanding the underlying operating performance of the Company and its businesses and performance trends, particularly in view of the materiality and significance of the swap transaction. Specifically, the Company believes that the results of continuing operations are of limited value in projecting future results because they only include the results of the Acquired Corporate Trust Business from the acquisition date of October 1, 2006. By combining the results of continuing and discontinued operations and comparing the results with prior periods, the Company believes investors can obtain greater insight into the current performance of the Company in relation to historical results. By excluding merger and integration costs and the gain on the sale of the Retail Business, the Company believes investors can gain greater insight into the operating performance of the Company. Although the Company believes that the non-GAAP financial measures presented in this report enhance investors’ understanding of the Company’s business and performance, these non-GAAP measures should not be considered an alternative to GAAP. A reconciliation of the Company’s non-GAAP and GAAP financial results for the years ended December 31, 2006, 2005 and 2004 are included in “Supplemental Data.”

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME—SUPPLEMENTAL DATA

(Dollars in millions, except per share amounts)

(Unaudited)

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Continuing Operations	Discontinued Operations	Adjusted Results(1)	Continuing Operations	Discontinued Operations	Adjusted Results(1)
Net Interest Income	$1,499	$457	$1,956	$1,340	$569	$1,909
Provision for Credit Losses	(20)	5	(15)	(7)	22	15

Net Interest Income After Provision for Credit Losses	1,519	452	1,971	1,347	547	1,894

Noninterest Income
Securities Servicing Fees	3,537	—	3,537	3,144	—	3,144
Global Payment Services Fees	252	24	276	260	34	294
Private Banking and Asset Management Fees	569	35	604	452	42	494
Service Charges and Fees	207	113	320	228	154	382
Foreign Exchange and Other Trading Activities	425	6	431	379	12	391
Securities Gains	88	—	88	68	—	68
Net Economic Value Payments	23	—	23	—	—	—
Other	221	2,194	2,415	167	16	183

Total Noninterest Income	5,322	2,372	7,694	4,698	258	4,956

Noninterest Expense
Salaries and Employee Benefits	2,640	208	2,848	2,310	239	2,549
Net Occupancy	279	56	335	250	73	323
Furniture and Equipment	190	7	197	199	9	208
Clearing	183	—	183	187	—	187
Sub-custodian Expenses	134	—	134	96	—	96
Software	220	2	222	214	1	215
Communications	97	3	100	91	4	95
Amortization of Intangibles	76	—	76	40	—	40
Merger and Integration Costs	106	45	151	—	—	—
Other	746	77	823	680	90	770

Total Noninterest Expense	4,671	398	5,069	4,067	416	4,483

Income Before Income Taxes	2,170	2,426	4,596	1,978	389	2,367
Income Taxes	694	891	1,585	635	161	796

Net Income	1,476	1,535	3,011	1,343	228	1,571
Merger & Integration Costs, Net of Taxes	72	29	101	—	—	—
Gain on Sale of Retail Business, Net of Taxes	—	(1,381)	(1,381)	—	—	—

Net Income Excluding Merger & Integration Costs and Gain on Sale of Retail Business	$1,548	$183	$1,731	$1,343	$228	$1,571

Diluted Earnings Per Share	$1.93	$2.00	$3.93	$1.74	$0.29	$2.03
Diluted Earnings Per Share Excluding Merger & Integration Costs and Gain on Sale of Retail Business	2.02	0.24	2.26	1.74	0.29	2.03

Note:

(1)	Adjusted results combine continuing and discontinued operations to provide continuity with historical results.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME—SUPPLEMENTAL DATA

(Dollars in millions, except per share amounts)

(Unaudited)

	Year Ended December 31, 2004
	Continuing Operations	Discontinued Operations	Adjusted Results(1)
Net Interest Income	$1,157	$488	$1,645
Provision for Credit Losses	(4)	19	15

Net Interest Income After Provision for Credit Losses	1,161	469	1,630

Noninterest Income
Securities Servicing Fees	2,853	—	2,853
Global Payment Services Fees	277	43	320
Private Banking and Asset Management Fees	406	45	451
Service Charges and Fees	223	161	384
Foreign Exchange and Other Trading Activities	353	11	364
Securities Gains	78	—	78
Other	187	13	200

Total Noninterest Income	4,377	273	4,650

Noninterest Expense
Salaries and Employee Benefits	2,094	230	2,324
Net Occupancy	236	69	305
Furniture and Equipment	195	9	204
Clearing	176	—	176
Sub-custodian Expenses	87	—	87
Software	191	2	193
Communications	89	4	93
Amortization of Intangibles	34	—	34
Other	596	110	706

Total Noninterest Expense	3,698	424	4,122

Income Before Income Taxes	1,840	318	2,158
Income Taxes	587	131	718

Net Income	$1,253	$187	$1,440

Diluted Earnings Per Share	$1.61	$0.24	$1.85

Note:

(1)	Adjusted results combine continuing and discontinued operations to provide continuity with historical results.

UNAUDITED QUARTERLY DATA

(Dollars in millions, except per share amounts)	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenue	$1,887	$1,610	$1,724	$1,600	$1,547	$1,531	$1,523	$1,437

Interest Income	$1,056	$960	$910	$813	$774	$693	$634	$568
Interest Expense	606	609	552	474	430	347	305	247

Net Interest Income	450	351	358	339	344	346	329	321
Provision for Credit Losses	(15)	(4)	(1)	—	3	10	(3)	(17)
Noninterest Income	1,437	1,259	1,366	1,261	1,203	1,185	1,194	1,116
Noninterest Expense	1,281	1,192	1,134	1,065	1,044	1,031	1,021	971

Income from Continuing Operations Before Income Taxes	621	422	591	535	500	490	505	483
Income Taxes	194	124	200	175	161	157	162	155

Income from Continuing Operations	427	298	391	360	339	333	343	328
Income from Discontinued Operations, Net of Taxes	1,362	54	57	62	66	56	55	51

Net Income	$1,789	$352	$448	$422	$405	$389	$398	$379

Per Common Share Data:
Basic Earnings
Income from Continuing Operations	$0.57	$0.40	$0.52	$0.47	$0.44	$0.44	$0.45	$0.42
Income from Discontinued Operations, Net	1.82	0.07	0.07	0.08	0.09	0.07	0.07	0.07
Net Income	2.39	0.47	0.59	0.55	0.53	0.51	0.52	0.49
Diluted Earnings
Income from Continuing Operations	0.56	0.39	0.52	0.47	0.44	0.44	0.45	0.42
Income from Discontinued Operations, Net	1.80	0.07	0.07	0.08	0.09	0.07	0.07	0.07
Net Income	2.36	0.46	0.59	0.55	0.53	0.51	0.52	0.49

Cash Dividend	$0.22	$0.22	$0.21	$0.21	$0.21	$0.21	$0.20	$0.20

Stock Price
High	$39.93	$35.67	$36.83	$36.04	$32.96	$31.25	$29.58	$33.31
Low	33.58	31.46	31.16	31.30	28.83	28.69	27.25	28.74

Ratios:
Return on Average Common Shareholders’ Equity	62.60%	13.70%	18.17%	17.31%	16.57%	16.15%	17.12%	16.52%
Return on Average Assets	6.95	1.29	1.63	1.61	1.53	1.53	1.59	1.55

The Company’s securities that are listed on the New York Stock Exchange (“NYSE”) are Common Stock, 5.95% Preferred Trust Securities Series F, and 6.88% Preferred Trust Securities Series E. The NYSE symbol for the Company’s Common Stock is BK. All of the Company’s other securities are not currently listed. The Company had 24,546 common shareholders of record at January 31, 2007.

New York Stock Exchange Annual Certification

Because the Company’s common stock is listed on the NYSE, the Company’s Chief Executive Officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company’s chief executive officer submitted his annual certification to that effect to the NYSE as of May 11, 2006.

The Company has filed with the SEC the certification required to be made by the Company’s Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002, as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2006.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of common stock were issued to former directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. These issuances amounted to 4,963 shares on February 6, 2006. This transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company’s repurchases of its common stock made during the fourth quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs
October 1-31	12,144,659	$35.33	12,144,659	8,121,985
November 1-30	—	—	—	8,121,985
December 1-31	—	—	—	8,121,985

Total	12,144,659		12,144,659

Shares were repurchased through the Company’s stock repurchase programs announced on July 12, 2005 and June 30, 2006, which permits the repurchase of 34 million shares. In October 2006, 10 million shares were repurchased at an initial price of $35.33 from a broker-dealer counterparty who borrowed the shares, as part of an accelerated share repurchase program. The initial price is subject to a purchase price adjustment based on the price the counterparty actually pays for the shares. The remaining shares repurchased were from employee benefit plans.

COMPARISONS OF TOTAL SHAREHOLDER RETURN

	2001	2002	2003	2004	2005	2006
The Bank of New York Company, Inc.	$100.00	$60.19	$85.57	$88.58	$86.92	$110.06
S&P 500	100.00	77.95	100.27	111.15	116.59	134.96
S&P 500 Financials	100.00	85.40	111.87	123.98	132.03	157.34
Peer Group	100.00	98.18	127.58	139.35	149.50	178.56

Value of assumed $100 investment on December 31, 2001 in The Bank of New York Company, Inc. Common Stock, in the Standard & Poors 500 Stock Index, in the Standard & Poors 500 Financials Index and in the Peer Group Index; dividends are reinvested.

Peer Group*
BB&T Corporation	Northern Trust Corporation
Bear Stearns Companies, Inc.	PNC Financial Services Group, Inc.
Fifth Third Bancorp	State Street Corporation
Lehman Brothers Holdings, Inc.	SunTrust Banks, Inc.
Mellon Financial Corporation	US Bancorp
National City Corporation	Wachovia Corporation

*	Individual returns are weighted by market capitalization at the end of each year.

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
The Bank of New York Company, Inc.	$100.00	$175.01	$247.86	$250.26	$349.93	$263.12	$158.37	$225.14	$233.06	$228.69	$289.58
S&P 500	100.00	133.32	171.34	207.35	188.46	166.16	129.53	166.61	184.68	193.73	224.26
S&P 500 Financials	100.00	148.07	164.95	171.77	215.70	196.45	167.78	219.76	243.57	259.38	309.09
Peer Group	100.00	140.60	150.62	144.02	194.17	190.20	186.73	242.67	265.05	284.36	339.63

Value of assumed $100 investment on December 31, 1996 in The Bank of New York Company, Inc. Common Stock, in the Standard & Poors 500 Stock Index, in the Standard & Poors 500 Financials Index and in the Peer Group Index; dividends are reinvested.

Peer Group*
BB&T Corporation	Northern Trust Corporation
Bear Stearns Companies, Inc.	PNC Financial Services Group, Inc.
Fifth Third Bancorp	State Street Corporation
Lehman Brothers Holdings, Inc.	SunTrust Banks, Inc.
Mellon Financial Corporation	US Bancorp
National City Corporation	Wachovia Corporation

*	Individual returns are weighted by market capitalization at the end of each year.

OTHER 2004 DEVELOPMENTS

In 2004, the Company recorded several gains and charges that in the aggregate reduced reported earnings by 3 cents per share. These items are summarized in the table below.

(In millions) Item	Income Statement Caption	Pre-Tax Income	Tax	After-Tax Income
Net Interest Income(a)
SFAS 13 cumulative lease adjustment—(leasing portfolio)	Net Interest Income	$(145)	$113	$(32)
lease adjustment—(cross-border rail equipment leases)	Net Interest Income	89	(37)	52
lease adjustment—(aircraft leases)	Net Interest Income	(10)	4	(6)

Subtotal—Net Interest Income		(66)	80	14
Aircraft leases/other(b)	Provision for Credit Losses	7	(3)	4

Subtotal-Net Interest Income After Provision for Credit Losses		(59)	77	18

Noninterest Income(c)
Gain on sale of Wing Hang	Other Income	48	(21)	27
Gain on sponsor fund investments	Securities Gains	19	(7)	12
Aircraft leases	Other Income	3	(1)	2

Subtotal—Noninterest Income		70	(29)	41

Noninterest Expense(d)
Severance tied to relocations	Salaries and Employee Benefits	(10)	4	(6)
Lease terminations	Net Occupancy	(8)	3	(5)
Charge for the RW Matter(1)	Other Expense	(30)	8	(22)

Subtotal—Noninterest Expense		(48)	15	(33)
Federal tax reserve adjustment related to LILO exposure(e)	Income Tax	—	(50)	(50)

Total		$(37)	$13	$(24)

(1)	Related to discontinued operations.

(a) An after-tax charge of $32 million resulting from a cumulative adjustment to the leasing portfolio was triggered under SFAS 13 by the combination of a reduction in state and local taxes and a restructuring of the lease portfolio. The SFAS 13 adjustment impacts the timing of lease income reported by the Company, and resulted in a reduction in net interest income of $145 million, offset by tax benefits of $113 million.

An after-tax benefit of $52 million resulted from a SFAS 13 cumulative adjustment to the leasing portfolio for customers exercising their early buy-out (“EBO”) options. The Company’s leasing portfolio contains a number of large cross-border leveraged leases where the lessee has an early buy-out option to purchase the leased assets, generally railcars and related assets. Given a confluence of economic factors, the value of the leased equipment exceeded the exercise price of the early buy-out option. The Company offered financial incentives to these lessees to accelerate the exercise of their early buy-out options. As a result, several lessees agreed to this proposal, triggering the after-tax $52 million gain. The gain results from the recognition of lease income over a shorter time frame, since the term of the lease has been shortened to the early buy-out date.

Net investment in aircraft leases was impacted by a $6 million after-tax adjustment related to aircraft leased to two airlines.

(b) The Company recorded a $7 million reduction in the provision for credit losses which largely reflects release of reserves on the aircraft leases.

(c) A $27 million after-tax gain on the sale of a portion of the Company’s interest in Wing Hang, a Hong Kong-based bank, which was recorded in other income, and $19 million ($12 million after-tax) of higher than anticipated securities gains resulting from realized gains on sponsor fund investments in Kinkos, Inc., Bristol West Holdings, Inc., Willis Group Holdings, Ltd., and True Temper Sports, Inc.

The Company also had an after-tax gain of $2 million on the sale of a leased aircraft.

(d) The Company also took several actions associated with its long-term cost reduction initiatives. These actions included an after-tax severance charge of $6 million related to staff reductions tied to job relocations and a $5 million after-tax charge for terminating high cost leases associated with the staff redeployments.

The Company recorded an after-tax expense of $22 million in connection with the anticipated settlement of the RW Professional Leasing Services Corp. matter (“RW Matter”). This expense was only partially tax deductible and related to discontinued operations.

(e) The Company had several appellate conferences with the IRS related to the Company’s cross-border leveraged lease transactions in December of 2004 and January 2005. Based on a revision to the probabilities and costs assigned to litigation and settlement outcomes, the Company recorded a $50 million expense associated with increasing the tax reserve on these transactions.

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

Assets Under Management: Usually refers to the market value of assets an investment company manages on behalf of investors. The Company includes in its assets under management funds managed by its foreign exchange overlay business and short-term investment funds managed as part of its securities lending business.

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

Granularity refers to the amount of concentration in the credit portfolio due to large individual exposures. One measure of granularity is the amount of economic capital attributable to an exposure. As the average economic capital per exposure declines, the portfolio is considered to be more granular.

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

Invoiced services means services provided by global payment services for which the customer can choose to pay directly or by leaving a compensating balance.

Liquidity risk: The risk of being unable to fund the Company’s portfolio of assets at appropriate maturities and rates, and the risk of being unable to liquidate a position in a timely manner at a reasonable price.

Mark-to-market exposure: Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market is positive, it indicates the counterparty owes the Company and, therefore, creates a repayment risk for the Company. When the mark-to-market is negative, the Company owes the counterparty. In this situation, the Company does not have repayment risk.

Market risk: The potential loss in value of portfolios and financial instruments caused by movements in market variables, such as interest and foreign-exchange rates, credit spreads, and equity and commodity prices.

Net interest margin: The result of dividing net interest income by average interest-earning assets.

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

Tangible common equity (“TCE”) ratio: The percentage computed by dividing common shareholders’ equity less intangibles and goodwill by period-end total assets less intangibles and goodwill.

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

Variable interest entity (“VIE”): An entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb or the right to receive the entity’s losses or returns.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share amounts)	2006	2005
Assets
Cash and Due from Banks	$2,840	$2,882
Interest-Bearing Deposits in Banks	13,172	8,644
Securities
Held-to-Maturity (fair value of $1,710 in 2006 and $1,847 in 2005)	1,729	1,872
Available-for-Sale	19,377	25,346

Total Securities	21,106	27,218
Trading Assets	5,544	5,930
Federal Funds Sold and Securities Purchased Under Resale Agreements	5,114	2,425
Loans (less allowance for loan losses of $287 in 2006 and $326 in 2005)	37,506	32,601
Premises and Equipment	1,050	1,004
Due from Customers on Acceptances	213	212
Accrued Interest Receivable	422	363
Goodwill	5,172	3,510
Intangible Assets	1,453	811
Other Assets	9,760	7,710
Assets of Discontinued Operations Held for Sale	18	8,808

Total Assets	$103,370	$102,118

Liabilities and Shareholders’ Equity
Deposits
Noninterest-Bearing (principally domestic offices)	$19,554	$12,706
Interest-Bearing
Domestic Offices	10,041	10,415
Foreign Offices	32,551	26,666

Total Deposits	62,146	49,787
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	790	834
Trading Liabilities	2,507	2,401
Payables to Customers and Broker-Dealers	7,266	8,623
Other Borrowed Funds	1,625	904
Acceptances Outstanding	215	212
Accrued Taxes and Other Expenses	5,129	4,123
Accrued Interest Payable	200	163
Other Liabilities (including allowance for lending-related commitments of $150 in 2006 and $144 in 2005)	3,062	2,697
Long-Term Debt	8,773	7,817
Liabilities of Discontinued Operations Held for Sale	64	14,681

Total Liabilities	91,777	92,242

Shareholders’ Equity
Common Stock-par value $7.50 per share, authorized 2,400,000,000 shares, issued 1,053,752,916 shares in 2006 and 1,044,994,517 shares in 2005	7,903	7,838
Additional Capital	2,142	1,826
Retained Earnings	9,444	7,089
Accumulated Other Comprehensive Income	(317)	(134)

	19,172	16,619
Less: Treasury Stock (297,790,159 shares in 2006 and 273,662,218 shares in 2005), at cost	7,576	6,736
Loan to ESOP (101,753 shares in 2006 and 203,507 shares in 2005), at cost	3	7

Total Shareholders’ Equity	11,593	9,876

Total Liabilities and Shareholders’ Equity	$103,370	$102,118

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,			Percent Inc/(Dec)
(In millions, except per share amounts)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Interest Income
Loans	$1,449	$1,045	$722	39%	45%
Margin Loans	330	267	156	24	71
Securities
Taxable	1,101	823	570	34	44
Exempt from Federal Income Taxes	29	38	39	(24)	(3)

	1,130	861	609	31	41
Deposits in Banks	538	274	305	96	(10)
Federal Funds Sold and Securities
Purchased Under Resale Agreements	130	70	44	86	59
Trading Assets	163	152	51	7	198

Total Interest Income	3,740	2,669	1,887	40	41

Interest Expense
Deposits	1,434	839	470	71	79
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	104	35	15	197	133
Other Borrowed Funds	100	58	52	72	12
Customer Payables	167	128	57	30	125
Long-Term Debt	436	269	136	62	98

Total Interest Expense	2,241	1,329	730	69	82

Net Interest Income	1,499	1,340	1,157	12	16
Provision for Credit Losses	(20)	(7)	(4)	(186)	(75)

Net Interest Income After Provision for Credit Losses	1,519	1,347	1,161	13	16

Noninterest Income
Securities Servicing Fees
Execution and Clearing Services	1,245	1,222	1,141	2	7
Investor Services	1,138	1,056	924	8	14
Issuer Services	895	639	583	40	10
Broker-Dealer Services	259	227	205	14	11

Securities Servicing Fees	3,537	3,144	2,853	13	10
Global Payment Services Fees	252	260	277	(3)	(6)
Private Banking and Asset Management Fees	569	452	406	26	11
Service Charges and Fees	207	228	223	(9)	2
Foreign Exchange and Other Trading Activities	425	379	353	12	7
Securities Gains	88	68	78	29	(13)
Net Economic Value Payments	23	—	—
Other	221	167	187	32	(11)

Total Noninterest Income	5,322	4,698	4,377	13	7

Noninterest Expense
Salaries and Employee Benefits	2,640	2,310	2,094	14	10
Net Occupancy	279	250	236	12	6
Furniture and Equipment	190	199	195	(5)	2
Clearing	183	187	176	(2)	6
Sub-custodian Expenses	134	96	87	40	10
Software	220	214	191	3	12
Communications	97	91	89	7	2
Amortization of Intangibles	76	40	34	90	18
Merger and Integration Costs	106	—	—
Other	746	680	596	10	14

Total Noninterest Expense	4,671	4,067	3,698	15	10

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME—(Continued)

	For the years ended December 31,			Percent Inc/(Dec)
(In millions, except per share amounts)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Income from Continuing Operations before Income Taxes	$2,170	$1,978	$1,840	10%	8%
Income Taxes	694	635	587	9	8

Income from Continuing Operations	1,476	1,343	1,253	10	7

Discontinued Operations
Income from Discontinued Operations	2,426	389	318	524	22
Income Taxes	891	161	131	453	23

Discontinued Operations, Net	1,535	228	187	573	22

Net Income	$3,011	$1,571	$1,440	92	9

Per Common Share Data:
Basic Earnings
Income from Continuing Operations	$1.95	$1.75	$1.63	11	7
Income from Discontinued Operations, Net	2.03	0.30	0.24	577	25
Net Income	3.98	2.05	1.87	94	10
Diluted Earnings
Income from Continuing Operations	$1.93	$1.74	$1.61	11	8
Income from Discontinued Operations, Net	2.00	0.29	0.24	590	21
Net Income	3.93	2.03	1.85	94	10

Cash Dividends Paid	0.86	0.82	0.79	5	4

Diluted Shares Outstanding	766	773	778	(1)	(1)

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,
(Dollars in millions)		2006		2005		2004
Common Stock
Balance, January 1		$7,838		$7,811		$7,794
Common Stock Issued in Connection with Employee Benefit Plans (shares: 8,758,399 in 2006, 3,498,545 in 2005, and 2,273,840 in 2004)		65		27		17

Balance, December 31		7,903		7,838		7,811

Additional Capital
Balance, January 1		1,826		1,734		1,635
Common Stock Issued in Connection with Employee Benefit Plans		316		131		99
Stock Rights Redemption		—		(39)		—

Balance, December 31		2,142		1,826		1,734

Retained Earnings
Balance, January 1		7,089		6,162		5,330
Net Income	$3,011	3,011	$1,571	1,571	$1,440	1,440
Cash Dividends on Common Stock		(656)		(644)		(608)

Balance, December 31		9,444		7,089		6,162

Accumulated Other Comprehensive Income Balance, January 1		(134)		(6)		72
Change in Fair Value of Securities Available-for-Sale, Net of Taxes of $81 in 2006, ($74) in 2005, and ($49) in 2004	121	121	(114)	(114)	(79)	(79)
Reclassification Adjustment, Net of Taxes Of ($36) in 2006, $7 in 2005, and $1 in 2004	(52)	(52)	10	10	2	2
Foreign Currency Translation Adjustment, Net of Taxes of $8 in 2006, ($4) in 2005, and $4 in 2004	13	13	(16)	(16)	5	5
Net Unrealized Derivative Gain/(Loss) on Cash Flow Hedges, Net of Taxes $3 in 2006, ($5) in 2005, and $1 in 2004	4	4	(5)	(5)	3	3
Minimum Pension Liability Adjustment, Net of Taxes of ($3) in 2006, ($2) in 2005, and ($6) in 2004	(5)	(5)	(3)	(3)	(9)	(9)
Adjustment to initially apply SFAS 158, Net of Taxes of ($174) in 2006	—	(264)	—	—	—	—

Balance, December 31		(317)		(134)		(6)

Total Comprehensive Income	$3,092		$1,443		$1,362

Less Treasury Stock
Balance, January 1		6,736		6,411		6,402
Issued (shares: 824,554 in 2006, 3,341,804 in 2005, and 4,529,465 in 2004)		(43)		(82)		(110)
Acquired (shares: 24,952,495 in 2006, 13,629,024 in 2005, and 4,000,986 in 2004)		883		407		119

Balance, December 31		7,576		6,736		6,411

Less Loan to ESOP
Balance, January 1		7		—		1
Issued (shares: 305,261 in 2005)		—		10		—
Released (shares: 101,754 in 2006 and 2005, and 126,960 in 2004)		(4)		(3)		(1)

Balance, December 31		3		7		—

Total Shareholders’ Equity, December 31		$11,593		$9,876		$9,290

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(In millions)	2006	2005	2004
Operating Activities
Net Income	$3,011	$1,571	$1,440
Adjustments to Determine Net Cash Attributable to Operating Activities:
Provision for Credit Losses	(15)	15	15
Depreciation and Amortization	494	526	480
Deferred Income Taxes	398	(55)	383
Securities (Gains) Losses	(9)	(68)	(78)
Change in Trading Activities	852	(2,216)	1,288
Gain on Retail Business Sale, Net of Taxes	(1,381)	—	—
Change in Accruals and Other, Net	(67)	(885)	(170)

Net Cash Provided (Used) by Operating Activities	3,283	(1,112)	3,358

Investing Activities
Change in Interest-Bearing Deposits in Banks	(3,810)	(946)	(172)
Change in Margin Loans	921	(30)	(347)
Purchases of Securities Held-to-Maturity	(567)	(544)	(1,494)
Paydowns of Securities Held-to-Maturity	227	373	217
Maturities of Securities Held-to-Maturity	116	70	19
Purchases of Securities Available-for-Sale	(11,327)	(17,969)	(14,344)
Sales of Securities Available-for-Sale	7,559	4,941	4,257
Paydowns of Securities Available-for-Sale	4,553	6,759	7,791
Maturities of Securities Available-for-Sale	4,510	2,437	2,448
Net Principal Received (Disbursed) on Loans to Customers	(5,551)	(5,819)	514
Sales of Loans and Other Real Estate	122	263	21
Change in Federal Funds Sold and Securities Purchased Under Resale Agreements	(2,689)	3,283	(879)
Purchases of Premises and Equipment	(221)	(131)	(262)
Acquisitions, Net of Cash Acquired	2,135	(265)	(137)
Dispositions, Net of Cash Included	(2,275)	—	—
Proceeds from the Sale of Premises and Equipment	149	—	11
Other, Net	(204)	(44)	112

Net Cash Provided (Used) by Investing Activities	(6,352)	(7,622)	(2,245)

Financing Activities
Change in Deposits	3,304	7,139	1,562
Change in Federal Funds Purchased and Securities
Sold Under Repurchase Agreements	(43)	(371)	166
Change in Payables to Customers and Broker-Dealers	(1,358)	(41)	(1,528)
Change in Other Borrowed Funds	727	366	(238)
Proceeds from the Issuance of Long-Term Debt	1,527	2,033	209
Repayments of Long-Term Debt	(567)	(215)	(476)
Issuance of Common Stock	428	243	227
Stock Rights Redemption	—	(39)	—
Treasury Stock Acquired	(883)	(417)	(119)
Cash Dividends Paid	(656)	(644)	(608)

Net Cash Provided (Used) by Financing Activities	2,479	8,054	(805)

Effect of Exchange Rate Changes on Cash	(85)	309	(265)

Change in Cash and Due From Banks	(675)	(371)	43
Cash and Due from Banks at Beginning of Year	3,515	3,886	3,843
Cash Related to Discontinued Operations	—	(633)	(630)

Cash and Due from Banks at End of Year	$2,840	$2,882	$3,256

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$2,322	$1,389	$777
Income Taxes	652	876	384
Noncash Investing Activity (Primarily Foreclosure of Real Estate)	—	—	1

See accompanying Notes to Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

The Bank of New York Company, Inc. (the “Company”) provides a complete range of banking and other financial services to corporations and individuals worldwide through its business segments: Institutional Services, Private Bank and BNY Asset Management, and Corporate and Other. “Business Segment Accounting Principles”, “Segment Financial Data”, and “International Financial Data” are incorporated from the Business Segment Review section of Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations (“MD&A”). There were no major customers from whom revenues were individually material to the Company’s performance.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses and lending-related commitments, goodwill and intangibles, pension and postretirement obligations, and the fair value of financial instruments. Actual results could differ from these estimates.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Qualifying special-purpose entities (QSPEs) are not consolidated. A VIE is consolidated if the Company will absorb a majority of the expected losses of the VIE, receive the majority of the expected residual returns of the VIE or both. The results of operations of businesses purchased are included from the date of acquisition. Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as other assets. The Company’s most significant equity method investment is its 20.2% share in Wing Hang, with a carrying value of $241 million.

Fee and Net Interest Revenue

Fees and other revenue are recorded when earned based on contractual terms. Fees are accrued based on estimates, or are recognized as transactions occur or services are provided and collectibility is reasonably assured. Revenue on interest-earning assets and expense on interest-bearing liabilities is recognized based on the effective yield of the related financial instrument.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level that, in management’s judgment, is adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the credit portfolio at the balance sheet date. Management’s judgment includes the following factors, among others: risks of individual credits; past experience; the volume, composition, and growth of the credit portfolio; and economic conditions.

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

The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is determined by one of the following: present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral. See “Asset Quality and Allowance for Credit Losses” and “Critical Accounting Policies” in the MD&A section for additional information.

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

The Company enters into various derivative financial instruments for non-trading purposes primarily as part of its asset/liability management (“ALM”) process. These derivatives are designated as fair value and cash flow hedges of certain assets and liabilities when the Company enters into the derivative contracts. Gains and losses associated with fair value hedges are recorded in income as well as any change in the value of the related hedged item. Gains and losses on cash flow hedges are recorded in other comprehensive income. If a derivative used in ALM does not qualify as a hedge, it is marked-to-market and the gain or loss is included in net interest income.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets or liabilities on the balance sheet.

The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective and whether those derivatives are expected to remain highly effective in future periods. The Company evaluates ineffectiveness in terms of amounts that could impact a hedge’s ability to qualify for hedge accounting and the risk that the hedge could result in more than a de minimus amount of ineffectiveness. At inception, the potential causes of ineffectiveness related to each of its hedges is assessed to determine if the Company can expect the hedge to be highly effective over the life of the transaction and to determine the method for evaluating effectiveness on an ongoing basis. Recognizing that changes in the value of derivatives used for hedging or the value of hedged items could result in significant ineffectiveness, the Company has processes in place designed to identify and evaluate such changes when they occur. Quarterly, the Company performs a quantitative effectiveness assessment and records any ineffectiveness.

The Company utilizes interest rate swap agreements to manage its exposure to interest rate fluctuations. For hedges of fixed-rate loans, asset-backed securities, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and interest rate swaps and indicates that the derivative is hedging a fixed-rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The fixed rate loans hedged generally have an original maturity of 6 to 12 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At December 31, 2006, $43 million of loans were hedged with interest rate swaps which had notional values of $43 million.

The securities hedged generally have a weighted average life of 10 years and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At December 31, 2006, $228 million of securities were hedged with interest rate swaps which had notional values of $228 million.

The fixed rate deposits hedged generally have original maturities of 1 to 12 years (44% are one year deposits) and, except for three deposits, are not callable. These deposits are hedged with receive fixed rate, pay

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the three that hedge the callable deposits. At December 31, 2006, $1,255 million of deposits were hedged with interest rate swaps which had notional values of $1,255 million.

The fixed rate long-term debt hedged generally has an original maturity of 4 to 30 years. The Company issues both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At December 31, 2006, $5,802 million of debt was hedged with interest rate swaps that had notional values of $5,838 million.

In addition to the fair value hedges discussed above, the Company has three cash flow hedges utilizing interest rate swaps to hedge the variability in expected future cash flows attributable to floating rates on an interest-only strip, a deposit and a long-term debt issue. The hedge documentation specifies the terms of the hedged items and interest rate swaps and indicates that the derivative is hedging future variable interest payments and is a cash flow hedge, that the hedge exposure is the variability in interest payments, and that the strategy is to eliminate variability by converting floating rate interest payments to fixed payments. For cash flow hedges the interest rate swap is marked-to-market with the changes in value recorded in other comprehensive income. The amount recognized as other comprehensive income for the cash flow hedge is reclassified to net interest income as interest is realized on the hedged item.

The Company has a $264 million interest-only strip of which $200 million is hedged with a $200 million receive fixed rate, pay variable rate interest rate swap to remove the variability in the cash flows received from the security. Payments on the interest-only strip are related to a money market fund. During the next twelve months, net gains of $3 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

The deposit hedged has a principal amount of $275 million and has a LIBOR-based floating rate and an 18 month original maturity. The deposit is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the deposit to eliminate the variability in interest payment received on the deposit. During the next twelve months, net losses of less than $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

The long-term debt hedged has a principal amount of $400 million and has a LIBOR-based floating rate and a 2 year original maturity. The debt is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the debt to eliminate the variability in interest payment received on the debt. During the next twelve months, net losses of less than $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

In addition, the Company enters into foreign exchange hedges. The Company uses forward foreign exchange contracts with maturities of 12 months or less to hedge its Sterling and Euro foreign exchange exposure with respect to forecasted expense transactions in non-U.S. entities which have the U.S. dollar as their functional currency. As of December 31, 2006, the hedged forecasted foreign currency transactions and linked foreign exchange forward hedges were $107 million with $4 million (pre-tax) gains recorded in other comprehensive income. These gains are expected to be reclassified to expense over the next twelve months.

Forward foreign exchange contracts are also used to hedge the value of the Company’s investments in foreign subsidiaries. These forward contracts have a maturity of less than six months. The derivatives employed are designated as net investment hedges of changes in value of the Company’s foreign investment due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At December 31, 2006, foreign exchange contracts, with notional amounts totaling $1,744 million, were designated as hedges of corresponding amounts of net investments.

The Company discontinues hedge accounting prospectively when it determines that a derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative’s hedge designation. Subsequent gains and losses on these derivatives are included in foreign exchange and other trading activities.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

(In millions)	For the year ended December 31,
Hedges	2006	2005	2004
Fair Value Hedge of Loans	$(0.1)	$0.1	$—
Fair Value Hedge of Securities	0.1	(0.1)	(0.1)
Fair Value Hedge of Deposits and Long-Term Debt	(1.2)	0.9	(0.2)
Cash Flow Hedges	(0.5)	0.2	0.2
Other	0.5	—	—

Total	$(1.2)	$1.1	$(0.1)

Other includes ineffectiveness recorded on foreign exchange hedges.

Tax

The Company records current tax liabilities or assets through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year. Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Interest and penalties related to income taxes are recorded as income tax expense.

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

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is tested at least annually for impairment. All other intangible assets which have finite useful lives are amortized over those periods, which range from 3 to 18 years.

Stock Options

On January 1, 2003, the Company adopted the fair value method of accounting for its options under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” SFAS 148 permits three different methods of adopting fair value: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after January 1, 2003, are expensed while all options granted prior to January 1, 2003, are accounted for under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, using the intrinsic value method. Consistent with industry practice, the Company elected the prospective method of adopting fair value accounting. See “Stock Option Plans” in the Notes to the Consolidated Financial Statements for more information regarding stock options.

The retroactive restatement method requires the Company’s financial statements to be restated as if fair value accounting had been adopted in 1995. For 2006, there is no difference between the prospective method and the retroactive restatement method. The following table discloses the pro forma effects on the Company’s net income and earnings per share for 2005 and 2004 as if the retroactive restatement method had been adopted.

(Dollars in millions, except per share amounts)	2005	2004
Reported net income	$1,571	$1,440
Stock-based employee compensation costs, using prospective method, net of tax	29	23
Stock-based employee compensation costs, using retroactive restatement method, net of tax	(37)	(57)

Pro forma net income	$1,563	$1,406

Reported diluted earnings per share	$2.03	$1.85
Impact on diluted earnings per share	(0.01)	(0.04)

Pro forma diluted earnings per share	$2.02	$1.81

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS 123(R) on January 1, 2006 using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As of January 1, 2006, the Company was amortizing all of its unvested stock option grants.

Certain of the Company’s stock compensation grants vest when the employee retires. SFAS 123(R) will require the completion of expensing of new grants with this feature by the first date the employee is eligible to retire. For grants prior to January 1, 2006, the Company will continue to expense them over their stated vesting

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Accounting Changes and New Accounting Pronouncements

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5 (“EITF 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, which provides guidance in determining whether a general partner controls a limited partnership. The adoption of EITF 04-5 did not have a significant impact on the Company’s financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Company adopted the FSP on January 1, 2006. The adoption of the standard did not have a significant impact on its financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 140 and SFAS 133. SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value if the hybrid instrument contains an embedded derivative that otherwise would require bifurcation and be accounted for separately under SFAS 133. SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after December 31, 2006. On January 17, 2007, the FASB issued Derivative Implementation Groups (“DIG”) Issue B40 which impacts how SFAS 155 is applied. The Company does not believe that SFAS 155 and DIG Issue B40 will have a significant impact on the Company’s investment activities.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction,” revising the accounting guidance under SFAS No. 13 (“SFAS 13”), “Accounting for Leases,” for leveraged leases. This FSP modifies existing interpretations of SFAS 13 and associated industry practice. As a result in 2007, the Company expects to recognize a one-time after-tax charge to capital of approximately $400 million related to a change in the timing of its lease cash flows due to the LILO settlement. See “Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements. However, an amount approximating this one-time charge will be taken into income over the remaining term of the affected leases.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS 133 as modified by SFAS 155) where the Company cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS 157 will require the Company to consider the effect of its own credit standing in determining the fair value of its liabilities. In addition, SFAS 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The requirements of SFAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. The Company expects to adopt SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the fiscal year, (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income) and (d) provide additional disclosure. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s consolidated balance sheets at December 31, 2006 has been included in the accompanying financial statements. The adoption of SFAS 158 resulted in a charge to equity of $264 million. See “Employee Benefit Plans” in the Notes to the Consolidated Financial Statements for further discussion of the effect of adopting SFAS 158.

In 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation requires that a tax position meet a “more-likely-than-not threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet a more-likely-than-not recognition threshold will result in either reduction of current or deferred tax assets, and/or recording of current or deferred tax liabilities. The impact of adoption in 2007 is expected to be a charge to equity of approximately $25 million.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company expects to adopt SFAS 159 along with SFAS 157 on January 1, 2008 and is currently evaluating the impact of SFAS 159.

Certain other prior year information has been reclassified to conform its presentation to the 2006 financial statements.

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

At December 31, 2006, the Company was liable for potential contingent payments related to acquisitions in the amount of $158 million. During 2006, the Company paid or accrued $35 million for contingent payments related to acquisitions made in prior years, and $154 million of potential contingent payments lapsed.

2006

During 2006, five businesses were acquired for a total cost of $2,557 million. Potential contingent payments related to 2006 acquisitions are $145 million. Goodwill and the tax-deductible portion of goodwill related to 2006 acquisitions transactions was $1,946 million and $1,641 million, respectively. Other than the Acquired Corporate Trust Business, the pro forma effect of the 2006 acquisitions is not material to the 2006 results. See below for a discussion of the impact of the purchase of the Acquired Corporate Trust Business and the sale of the Retail Business.

On January 3, 2006, the Company acquired Alcentra Group Limited (“Alcentra”), an international asset management group focused on managing funds that invest in non-investment grade debt and other structured credit products. Alcentra’s management team retained a 20 percent interest. Alcentra has operations in London and Los Angeles and at acquisition managed 15 different investment funds with over $6.2 billion of assets.

On March 2, 2006, the Company acquired Urdang Capital Management, Inc. (“Urdang”), a real estate investment management firm that at acquisition managed approximately $3.0 billion in direct investments and portfolios of REIT securities.

On June 12, 2006, the Company acquired the bond administration business of TD Banknorth, N.A. The TD Banknorth portfolio includes bond trustee, paying/fiscal agent, master trustee, transfer agent and registrar appointments. The transaction involved the purchase of approximately 350 bond trusteeships and agency appointments, representing $5.2 billion of principal debt outstanding for an estimated 230 clients.

On October 1, 2006, the Company sold its Retail Business to JPMorgan Chase for the net asset value plus a premium of $2.3 billion. JPMorgan Chase sold its corporate trust business to the Company for the net asset value plus a premium of $2.15 billion. The difference between premiums resulted in a net cash payment of $150 million to the Company. There is also a contingent payment of up to $50 million to the Company tied to customer retention. For further details, see “Discontinued Operations” in the Notes to the Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JPMorgan Chase’s corporate trust business comprised issues representing $5 trillion in total debt outstanding. It had 2,400 employees in more than 40 locations globally. Prior to the acquisition, the Company’s corporate trust business comprised issues representing $3 trillion in total debt outstanding and had 1,300 employees in 25 locations globally.

The Company’s retail bank consisted of 338 branches in the tri-state region, serving approximately 700,000 consumer households and small businesses with $13 billion in deposits and $9 billion in assets at September 30, 2006. The Company’s regional middle market businesses provided financing, banking and treasury services for middle market clients, serving more than 2,000 clients in the tri-state region. Together, the units had 4,000 employees located in New York, New Jersey, Connecticut and Delaware.

The transaction further increases the Company’s focus on the securities services and wealth management businesses that have fueled the Company’s growth in recent years and that are at the core of its long-term business strategy.

The Company recorded an after-tax gain of $1,381 million on the sale of the Retail Business. The Company also expects to incur after-tax charges of $150 million related to the acquisition. The transaction is expected to be dilutive to GAAP earnings per share through 2009 (4.5 percent in 2007 to 1.5 percent in 2009), but to be accretive to cash earnings per share in 2009 when cost savings are fully phased in.

On a pro forma basis, if the acquisition of the Acquired Corporate Trust Business had occurred on January 1, 2005, the transaction would have had the following impact:

	2006		2005
(Dollars in millions, except per share amounts)	Reported	Pro Forma	Reported	Pro Forma
Revenue	$6,821	$7,437	$6,038	$6,861
Net Income from Continuing Operations	1,476	1,625	1,343	1,543
Net Income	3,011	3,160	1,571	1,771

Diluted Earnings per Share from Continuing Operations	$1.93	$2.12	$1.74	$2.00
Diluted Earnings per Share	3.93	4.13	2.03	2.29

The pro forma results are based on adding the pre-tax historical results of the Acquired Corporate Trust Business to the Company’s results and adjusting for amortization of intangibles created in the transaction and taxes. The pro forma data does not include adjustments to reflect the Company’s operating costs or expected differences in the way funds generated by the Acquired Corporate Trust Business are invested. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

The Company’s transaction with JPMorgan Chase altered the composition of the balance sheet. When the Acquired Corporate Trust Business is fully integrated in 2007, approximately $14 billion of U.S. dollar retail deposits will have been replaced with between $11 billion and $14 billion of institutional corporate trust deposits. Between $7 billion and $10 billion of deposits related to the Acquired Corporate Trust Business have not yet transitioned to the Company. These deposits will transition to the Company as regulatory approval is received to operate in certain foreign locations and as the novation process proceeds in other foreign locations. The Company expects the transition will be substantially complete by June 30, 2007. Until the transition is complete, JPMorgan Chase will pay the Company for the net economic value of these deposits. In the fourth quarter of 2006, the Company recorded $23 million of net economic value payments in noninterest income. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans included in the sale of the Retail Business have been replaced with liquid assets and securities. Goodwill and intangibles related to the Acquired Corporate Trust Business were approximately $2.3 billion.

On October 2, 2006, the Company completed the transaction resulting in the formation of BNY ConvergEx Group. BNY ConvergEx Group brought together BNY Securities Group’s trade execution, commission management,

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

independent research and transition management business with Eze Castle Software, a leading provider of trade order management and related investment technologies. This transaction enabled the Company to achieve several objectives including repositioning its execution services business for faster growth and enhancing the product offering for the Company’s client base, while allowing the Company to withdraw capital committed to the business.

BNY ConvergEx Group is a leading global agency brokerage and technology company offering a complete spectrum of pre-trade, trade, and post-trade solutions for traditional money managers, hedge funds, broker-dealers, corporations and plan sponsors. BNY ConvergEx Group has a global presence in New York, Boston, San Francisco, Chicago, Dallas, Stamford, London, Bermuda, Tokyo, Hong Kong, and Sydney.

The Company and GTCR Golder Rauner, LLC each hold a 35 percent stake in BNY ConvergEx Group, with the balance held by Eze Castle Software’s investors and BNY ConvergEx Group’s management team. BNY ConvergEx Group, with pro forma 2005 revenues of approximately $340 million, is an affiliate of The Bank of New York and is reflected on the Company’s financial statements as an equity investment. After the use of the proceeds to repurchase shares, the transaction is expected to be neutral to earnings per share.

The BNY Securities Group businesses included in BNY ConvergEx Group are BNY Brokerage, Lynch, Jones & Ryan, G-Port, Westminster Research and BNY Jaywalk. In addition, The Bank of New York’s B-Trade and G-Trade businesses are expected to become part of BNY ConvergEx Group in 2008, although in the interim they will continue to be owned by The Bank of New York.

On December 1, 2006, the Company sold its transfer agency software business, Rufus, to Bravura Solutions Limited (“Bravura”), a leading global supplier of wealth management applications and professional services, for approximately $38 million. Under the agreement, Bravura acquired all of the software and intellectual property comprising Rufus, and all existing employees will transfer to Bravura.

On December 3, 2006, the Company and Mellon entered into a definitive agreement to merge, creating the world’s largest securities servicing and asset management firm. The new company, which will be called The Bank of New York Mellon Corporation, will be the world’s leading asset servicer with assets under custody expected to exceed $17 trillion and the world’s leading corporate trustee with assets under trusteeship expected to exceed $8 trillion. It will rank among the top 10 global asset managers with assets under management expected to exceed $1.1 trillion.

The combined company is expected to have annual revenues of more than $12 billion, with approximately 28% derived from asset servicing, 38% from issuer services, clearing services and treasury services, and 29% from asset management and private wealth management. It will be well positioned to capitalize on global growth trends, including the evolution of emerging markets, the growth of hedge funds and alternative asset classes, the increasing need for more complex financial products and services, and the increasingly global need for people to save and invest for retirement. Almost a quarter of combined revenue will be derived internationally.

Under the terms of the agreement, the Company’s shareholders will receive 0.9434 shares in the new company for each share of the Company that they own and Mellon shareholders will receive one share in the new company for each Mellon share they own.

To induce Mellon to enter into the merger agreement, the Company granted Mellon an option to purchase up to 149,621,546 shares of the Company’s common stock at a price per share equal to the lesser of $35.48 and the closing sale price of the Company’s common stock on the trading day immediately preceding the exercise date; but in no case may Mellon acquire more than 19.9% of the outstanding shares of the Company’s common stock under this stock option agreement. Mellon cannot exercise the option unless specified triggering events occur. These events generally relate to business combinations or acquisition transactions involving the Company and a third party.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option could have the effect of discouraging a third party from trying to acquire the Company prior to completion of the transaction or termination of the merger agreement. Upon the occurrence of certain triggering events, the Company may be required to repurchase the option and/or any shares of the Company’s common stock purchased by Mellon under the option at a predetermined price, or Mellon may choose to surrender the option to the Company for a cash payment of $1.15 billion. In no event will the total profit received by Mellon with respect to this option exceed $1.3 billion.

To induce the Company to enter into the merger agreement, Mellon granted the Company an option to purchase up to 82,641,656 shares of Mellon common stock at a price per share equal to the lesser of $40.05 and the closing sale price of Mellon common stock on the trading day immediately preceding the exercise date; but in no case may the Company acquire more than 19.9% of the outstanding shares of Mellon common stock under this stock option agreement. The Company cannot exercise the option unless specified triggering events occur. These events generally relate to business combinations or acquisition transactions involving Mellon and a third party.

The option could have the effect of discouraging a third party from trying to acquire Mellon prior to completion of the transaction or termination of the merger agreement. Upon the occurrence of certain triggering events, Mellon may be required to repurchase the option and/or any shares of Mellon common stock purchased by the Company under the option at a predetermined price, or the Company may choose to surrender the option to Mellon for a cash payment of $725 million. In no event will the total profit received by the Company with respect to this option exceed $825 million.

On December 19, 2006, the Company acquired the remaining 50% stake in AIB/BNY Securities Services (Ireland) Ltd. (AIB/BNY) that it did not own from Allied Irish Banks, p.l.c. (“AIB”). AIB/BNY was established in 1995 as a joint venture between AIB and the Company to provide a range of services for a number of fund structures domiciled in Ireland. At acquisition, AIB/BNY had $210 billion of assets under administration and employed 600 staff between its Dublin and Cork offices.

2005

During 2005, four businesses were acquired for a total cost of $188 million. Potential contingent payments related to 2005 acquisitions were $8 million. Goodwill and the tax-deductible portion of goodwill related to 2005 acquisitions transactions was $124 million. All of the goodwill was assigned to the Company’s Institutional Services segment.

In January 2005, the Company acquired certain of the assets and liabilities of Standard & Poor’s Securities, Inc., the institutional brokerage subsidiary of Standard & Poor’s. In March 2005, the Company acquired the execution and commission management services of Boston Institutional Services.

In July 2005, the Company acquired Lynch, Jones & Ryan, Inc., a provider of commission recapture programs. Also in July 2005, the Company acquired the bond administration business of Marshall & Ilsley Trust Company N.A., and Marshall & Ilsley Bank, where they act as bond trustee, paying/fiscal agent, master trustee, transfer agent and/or registrar.

In June 2005, the Company and Trust Company of Australia Ltd. formed a joint venture to provide securitization trustee and other agency-related services to Australian-based issuers of debt. In July 2005, The Bank of New York and BHF-BANK established BHF BNY Securities Services GmbH as a jointly held subsidiary to market Global Custody (Depotbank) services for German investment companies, and securities custody and settlement services for the national and international direct investments of institutional investors.

In August 2005, the Company and Nordea, the leading financial services provider in the Nordic region, entered into a strategic agreement to provide global custody and selected related services to Nordea’s

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institutional clients in the Nordic and Baltic Sea regions. Also in August 2005, the Company announced a strategic arrangement with IL&FS Trust Company Limited, a leading provider of trust and fiduciary services in India, to provide Indian issuers with access to the Company’s global network, a comprehensive array of services to the international capital markets, and leading-edge technology capabilities.

In October 2005, the Company announced a marketing alliance with National Australia Bank (“National”), which enable the Company to offer commission recapture services to National’s custody clients in Australia and New Zealand.

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

In February 2004, the Company signed an agreement with Thomson Institutional Services Inc., a unit of Thomason Financial, to transfer its commission services client base to the Company. In March 2004, the Company acquired software and other assets of Sonic Financial Technologies LLC, a leading provider of direct access electronic trading solutions.

In May 2004, the Company made a strategic investment in London-based Netik, LLC. Late in the second quarter of 2004, the Company acquired a unit investment trust business that services approximately $20 billion in assets for over 4,200 different series of unit investment trusts.

In July 2004, the Company reached an agreement with National Australia Bank, following their strategic decision to close the National Custodian Services UK operation, to transfer its clients to the Company. In October 2004, the Company acquired Osprey Partners LLC’s portfolio accounting technology to broaden its managed account services offering. In November 2004, the Company acquired the execution and commission management assets of Wilshire Associates. In December 2004, the Company acquired Continental Fund Services, a Luxembourg PSF (Professional of the Financial Sector).

4. Discontinued Operations

On October 1, 2006, the Company acquired JPMorgan Chase’s corporate trust business and JPMorgan Chase acquired the Company’s Retail Business. The Company adopted discontinued operations accounting for its Retail Business. Also included in the sales agreement are provisions related to transitional services that will be provided for a period of up to 8 months after closing, subject to extensions. The results from continuing operations exclude the results of the Company’s Retail Business and include the operations of the Acquired Corporate Trust Business only after October 1, 2006.

Results for all the Retail Business are reported separately as discontinued operations for all periods presented. The assets and liabilities of the businesses sold are included in assets of discontinued operations held for sale and liabilities of discontinued operations held for sale on the consolidated balance sheet. Net interest income has been computed by allocating investment securities and federal funds sold and related interest income to discontinued operations to match the amount and duration of the assets sold with the amount and duration of the liabilities sold.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for discontinued operations related to the Retail Business is as follows:

(In millions)	2006	2005	2004
Net Interest Income	$457	$569	$488
Noninterest Income(1)	2,372	258	273

Total Revenue, Net of Interest Expense	$2,829	$827	$761

Income from Discontinued Operations(1)	$2,426	$389	$318
Income Taxes	891	161	131

Income from Discontinued Operations, Net of Taxes	$1,535	$228	$187

(1)	Including the $2,159 million pre-tax gain on the sale of the Retail Business.

The following is a summary of the assets and liabilities of discontinued operations held for sale as of December 31, 2006 and 2005:

(In millions)	December 31, 2006	December 31, 2005
Assets
Cash and Due from Banks	$—	$633
Securities	—	108
Loans	—	7,714
Goodwill	—	109
Other Assets	18	244

Total Assets	$18	$8,808

Liabilities
Deposits	$7	$14,637
Other Liabilities	57	44

Total Liabilities	$64	$14,681

5. Goodwill and Intangibles

Goodwill by reporting segment for the years ended December 31, 2006 and 2005 is as follows:

(In millions)	December 31, 2006	December 31, 2005
Institutional Services	$4,567	$3,121
Private Bank & BNY Asset Management	605	389

Consolidated Total	$5,172	$3,510

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in goodwill during 2006 were as follows:

(In millions)	Institutional Services	Private Bank & BNY Asset Management	Total
Balance at December 31, 2005	$3,121	$389	$3,510
Acquired Corporate Trust Business	1,659	—	1,659
Other Acquisitions	125	212	337
BNY ConvergEx Transaction	(390)	—	(390)
Foreign Exchange Translation	47	—	47
Other(1)	5	4	9

Balance at December 31, 2006	$4,567	$605	$5,172

(1)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

The table above does not include goodwill of $109 million that was related to the discontinued operations of the Retail Business.

The Company’s business segments are tested annually for goodwill impairment. No impairment loss was recorded in 2006 and 2005.

Intangible Assets

	December 31, 2006				December 31, 2005
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Names	$370	$—	$370	Indefinite Life	$370	$—	$370
Customer Relationships	1,231	(148)	1,083	13	531	(99)	432
Other Intangible Assets	17	(17)	—	—	28	(19)	9

The aggregate amortization expense of intangibles was $76 million, $40 million and $34 million for 2006, 2005, and 2004. Estimated amortization expense for the next five years is as follows:

For the Year Ended December 31,	Amortization Expense
(In millions)
2007	$118
2008	117
2009	115
2010	113
2011	111

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Securities

The following table sets forth the amortized cost and the fair values of securities at the end of the last two years:

	2006				2005
		Gross Unrealized				Gross Unrealized
(In millions)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Securities Held-to-Maturity
U.S. Government Obligations	$—	$—	$—	$—	$48	$1	$—	$49
U.S. Government Agency Obligations	120	—	1	119	245	—	6	239
Obligations of States & Political Subdivisions	—	—	—	—	—	—	—	—
Mortgage-Backed Securities	1,492	1	17	1,476	1,451	3	24	1,430
Asset-Backed Securities	—	—	—	—	—	—	—	—
Emerging Markets	117	—	2	115	117	1	—	118
Other Debt Securities	—	—	—	—	11	—	—	11

Total Securities Held-to-Maturity	1,729	1	20	1,710	1,872	5	30	1,847

Securities Available-for-Sale
U.S. Government Obligations	86	—	—	86	178	—	1	177
U.S. Government Agency Obligations	554	—	—	554	384	—	3	381
Obligations of States & Political Subdivisions	85	3	—	88	113	5	—	118
Mortgage-Backed Securities	16,315	60	66	16,309	21,162	50	159	21,053
Asset-Backed Securities	468	3	7	464	307	—	2	305
Equity Securities	1,073	5	—	1,078	956	—	4	952
Other Debt Securities	796	2	—	798	2,354	6	—	2,360

Total Securities Available-for-Sale	19,377	73	73	19,377	25,454	61	169	25,346

Total Securities	$21,106	$74	$93	$21,087	$27,326	$66	$199	$27,193

At December 31, 2006, almost all of the unrealized losses are attributable to changes in interest rates on investment grade securities. The portion of unrealized losses that are not attributable to interest rates is expected to be recovered. The Company has the ability and intent to hold these securities until their value recovers. The Company believes that all of its unrealized losses are temporary in nature.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than twelve months.

December 31, 2006

	Less than 1 Year		1 Year or More		Total
(In millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Held-to-Maturity
U.S. Government Obligations	$—	$—	$—	$—	$—	$—
U.S. Government Agency Obligations	—	—	119	1	119	1
Obligations of States & Political Subdivisions	—	—	—	—	—	—
Mortgage-Backed Securities	402	5	541	12	943	17
Asset-Backed Securities	—	—	—	—	—	—
Emerging Market	110	2	—	—	110	2
Equity Securities	—	—	—	—	—	—
Other Debt Securities	—	—	—	—	—	—

Total Securities Held-to-Maturity	512	7	660	13	1,172	20

Securities Available-for-Sale
U.S. Government Obligations	—	—	—	—	—	—
U.S. Government Agency Obligations	—	—	—	—	—	—
Obligations of States & Political Subdivisions	—	—	—	—	—	—
Mortgage-Backed Securities	5,027	16	3,462	50	8,489	66
Asset-Backed Securities	224	7	—	—	224	7
Equity Securities	—	—	—	—	—	—
Other Debt Securities	—	—	—	—	—	—

Total Securities Available-for-Sale	5,251	23	3,462	50	8,713	73

Total Securities	$5,763	$30	$4,122	$63	$9,885	$93

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

	Less than 1 Year		1 Year or More		Total
(In millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Held-to-Maturity
U.S. Government Obligations	$—	$—	$—	$—	$—	$—
U.S. Government Agency Obligations	98	2	141	4	239	6
Obligations of States & Political Subdivisions	—	—	—	—	—	—
Mortgage-Backed Securities	646	9	591	15	1,237	24
Asset-Backed Securities	—	—	—	—	—	—
Emerging Markets	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—
Other Debt Securities	—	—	—	—	—	—

Total Securities Held-to-Maturity	744	11	732	19	1,476	30

Securities Available-for-Sale
U.S. Government Obligations	—	—	74	1	74	1
U.S. Government Agency Obligations	254	1	120	2	374	3
Obligations of States & Political Subdivisions	—	—	—	—	—	—
Mortgage-Backed Securities	8,916	74	5,431	85	14,347	159
Asset-Backed Securities	200	2	—	—	200	2
Equity Securities	8	4	—	—	8	4
Other Debt Securities	—	—	—	—	—	—

Total Securities Available-for-Sale	9,378	81	5,625	88	15,003	169

Total Securities	$10,122	$92	$6,357	$107	$16,479	$199

The amortized cost and fair values of securities at December 31, 2006, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$120	$119	$781	$781
Due After One Year Through Five Years	—	—	179	180
Due After Five Years Through Ten Years	—	—	59	60
Due After Ten Years	117	115	502	505
Mortgage-Backed Securities	1,492	1,476	16,315	16,309
Asset-Backed Securities	—	—	468	464
Equity Securities	—	—	1,073	1,078

Total	$1,729	$1,710	$19,377	$19,377

Realized gross gains on the sale of securities available-for-sale were $24 million in 2006 and $26 million in 2005. There were $98 million of realized gross losses in 2006 and $5 million of realized gross losses in 2005.

At December 31, 2006, assets amounting to $17.1 billion were pledged primarily for potential borrowing at the Federal Reserve Discount Window. The significant components of pledged assets were as follows: $13.1

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billion were securities and $4.0 billion were loans. Included in these pledged assets was securities available-for-sale of $981 million which were pledged as collateral for actual borrowings. The lenders in these borrowings have the right to repledge or sell these securities. The Company obtains securities under resale, securities borrowed and custody agreements on terms which permit it to repledge or resell the securities to others. As of December 31, 2006, the market value of the securities received that can be sold or repledged was $12.9 billion. The Company routinely repledges or lends these securities to third parties. As of December 31, 2006, the market value of collateral repledged and sold was $198 million.

7. Loans

The Company’s loan distribution and industry concentrations of credit risk at December 31, 2006 and 2005 are incorporated by reference from “Loans” in the MD&A section of this report.

In the ordinary course of business, the Company and its banking subsidiaries have made loans at prevailing interest rates and terms to directors and executive officers of the Company and to entities in which certain Company directors have an ownership interest or direct or indirect subsidiaries of such entities. The aggregate dollar amount of these loans was $211 million, $244 million, and $229 million at December 31, 2006, 2005, and 2004, respectively. These loans are primarily extensions of credit under revolving lines of credit established for such entities.

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

(In millions)	2006	2005
Commercial	$5,925	$4,860
Real Estate	4,521	3,588
Consumer Loans	266	378
Lease Financings	5,498	5,525
Banks and Other Financial Institutions	7,844	6,462
Loans for Purchasing or Carrying Securities	7,114	4,935
Margin Loans	5,167	6,089
Government and Official Institutions	9	101
Other	1,449	989
Less: Allowance for Loan Losses	(287)	(326)

Total	$37,506	$32,601

Transactions in the allowance for credit losses, which represents the allowance for loan losses plus the allowance for lending-related commitments are summarized as follows:

	2006
(In millions)	Allowance for Loan Losses	Allowance for Lending-Related Commitments	Allowance for Credit Losses
Balance, Beginning of Period	$326	$144	$470
Charge-Offs	(29)	—	(29)
Recoveries	16	—	16

Net Charge-Offs	(13)	—	(13)
Provision	(26)	6	(20)

Balance, End of Period	$287	$150	$437

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005
	Allowance for Loan Losses	Allowance for Lending-Related Commitments	Allowance for Credit Losses
Balance, Beginning of Period	$491	$136	$627
Charge-Offs	(154)	—	(154)
Recoveries	4	—	4

Net Charge-Offs	(150)	—	(150)
Provision	(15)	8	(7)

Balance, End of Period	$326	$144	$470

	2004
	Allowance for Loan Losses	Allowance for Lending-Related Commitments	Allowance for Credit Losses
Balance, Beginning of Period	$558	$125	$683
Charge-Offs	(57)	—	(57)
Recoveries	5	—	5

Net Charge-Offs	(52)	—	(52)
Provision	(15)	11	(4)

Balance, End of Period	$491	$136	$627

The table below sets forth information about the Company’s nonperforming assets and impaired loans at December 31:

(In millions)	2006	2005	2004
Domestic Nonperforming Loans	$28	$13	$122
Foreign Nonperforming Loans	9	13	28

Total Nonperforming Loans	37	26	150
Other Assets Owned	1	13	1

Total Nonperforming Assets	$38	$39	$151

Impaired Loans with an Allowance	$8	$17	$84
Impaired Loans without an Allowance(1)	19	—	65

Total Impaired Loans	$27	$17	$149

Allowance for Impaired Loans(2)	$1	$5	$25
Average Balance of Impaired Loans during the Year	41	101	253
Interest Income Recognized on Impaired Loans during the Year	2	3	4

(1)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2)	The allowance for impaired loans is included in the Company’s allowance for loan losses.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lost Interest

(In millions)	2006	2005	2004
Amount by which interest income recognized on nonperforming loans exceeded reversals:
Total	$1	$—	$2
Foreign	—	—	—
Amount by which interest income would have increased if nonperforming loans at year-end had been performing for the entire year:
Total	1	1	4
Foreign	—	—	1

At December 31, 2006, commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material. The Company uses the discounted cash flow method as its primary method for valuing its impaired loans.

8. Other Assets

	December 31,
(In millions)	2006	2005
Accounts and Interest Receivable	$3,443	$2,186
Fails to Deliver	1,523	1,496
Other Investments	857	915
Prepaid Pension Assets	635	931
Software	388	355
Margin Deposits	324	190
Prepaid Expenses	223	265
Other	2,367	1,372

Total Other Assets	$9,760	$7,710

9. Long-Term Debt

The following is a summary of the contractual maturity of long-term debt at December 31, 2006 and totals for 2005:

	2006				2005
(In millions)	5 Years and Under	After 5 Years Through 10 Years	After 10 Years	Total	Total
Senior Debt
Fixed Rate	$2,094	$12	$—	$2,106	$2,077
Floating Rate	1,150	600	31	1,781	1,680
Subordinated Debt(1)	225	1,519	1,957	3,701	2,876
Junior Subordinated Debt(1)	—	—	1,185	1,185	1,184

Total	$3,469	$2,131	$3,173	$8,773	$7,817

(1)	Fixed rate

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has $700 million of debt maturing in 2007. At December 31, 2006, subordinated debt aggregating $1,144 million was redeemable at the option of the Company as follows: $341 million in 2007; $284 million in 2008; and $519 million after 2008. The Company has $250 million of subordinated debt that is fixed at 4.25% until 2007 when it becomes variable. The Company has the option to call this debt at that time. The Company has $400 million of subordinated debt that is fixed at 3.40% until 2008 when it becomes variable. The Company has the option to call this debt at that time.

Weighted Average Interest Rates	2006	2005
Fixed-Rate Senior Debt	4.41%	4.12%
Floating-Rate Senior Debt	5.38	4.37
Fixed-Rate Subordinated Debt	5.27	5.44
Preferred Trust Securities	7.12	7.12

Range of Fixed Interest Rates at December 31, 2006 are:
	From	To
Senior Debt	3.63%	5.41%
Subordinated Debt	3.27	7.40
Junior Subordinated Debt	5.95	7.97

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

The following table sets forth a summary of the Junior Subordinated Debt issued by the Company as of December 31, 2006:

Preferred Trust Securities

(Dollars in millions)	Amount	Interest Rate	Assets of Trust(1)	Due Date	Call Date	Call Price
BNY Institutional Capital Trust A	$300	7.78%	$309	2026	2006	103.89%
BNY Capital I	300	7.97	309	2026	2006	103.99
BNY Capital IV	200	6.88	206	2028	2004	Par
BNY Capital V	350	5.95	361	2033	2008	Par

	$1,150		$1,185

(1)	Junior Subordinated Debt

The Company has the option to shorten the maturity of BNY Capital IV to 2013 or extend the maturity to 2047. All of the preferred trust securities have been swapped to floating rate.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Securitizations

The Company provides services to two QSPEs as of December 31, 2006.

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

Municipal Bond Securitizations

The Company also sponsored $43 million of municipal bond securitizations for which no gain was recognized. The municipal bonds that were transferred were weekly variable rate demand bonds that are designed to trade at par. Therefore, the book value of the bonds was equal to par and they were sold at par, resulting in no gain or loss on sale. All of the bonds in the program are credit enhanced by a third party letter of credit provider rated at least A3/BBB. The Company provides additional liquidity and credit enhancement through total rate of return swaps, letters of credit, and/or, standby bond purchase agreements. The program’s purpose is to achieve a favorable after-tax risk-adjusted investment return.

Asset-Backed Commercial Paper Securitization

Since 2000, the Company sells and distributes securities for an asset-backed commercial paper securitization program. The Company services the program and receives a market-based fee of approximately five basis points that is just adequate to compensate the Company for its servicing responsibilities. As a result, there is no servicing asset or liability. At December 31, 2006, there were no assets in the program.

In 2007, the Company restructured the program to be a variable interest entity. A third party holds the first loss position, which is designed to absorb the majority of any expected losses. The Company provides additional liquidity and credit enhancement to the commercial paper securitization program through total rate of return swaps and a subordinated loan. The swaps are constructed to mature as the commercial paper matures. To the extent there is a liquidity issue impacting the paying ability of the underlying assets or if the underlying assets undergo a credit default, the swaps ensure the timely payments to the beneficial interest holders.

The authorized size of the program is $5 billion. The purpose of the securitization is to hold highly rated asset-backed securities and secured corporate obligations in a capital efficient manner.

Impact of Programs

The impact of these securitizations on the Company’s fully diluted earnings per share is less than 1 cent. Furthermore, if these transactions were consolidated on the balance sheet, there would have been virtually no impact on the Company’s liquidity, and the Tier 1 and Total Capital ratios at December 31, 2006 would have been two basis points lower.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Shareholders’ Equity

The Company has 5 million authorized shares of Class A convertible preferred stock having a par value of $2.00 per share. At December 31, 2006 and 2005, 3,000 shares were outstanding. On January 22, 2007, the Company redeemed 300 shares of Class A convertible preferred stock at a per share redemption price of $25 plus accrued dividends of $11.03. The remaining 2,700 shares were converted into Company common stock with shareholders receiving 7.39644 shares of Company common stock for each share of Class A convertible preferred stock.

In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at December 31, 2006 and 2005, respectively.

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

At December 31, 2006, the Company had reserved for issuance approximately 72 million common shares pursuant to the terms of employee benefit plans.

In October 2006, the Company repurchased 10 million shares of common stock at an initial price of $35.33 from a broker-dealer counterparty who borrowed the shares, as part of an accelerated share repurchase program. The initial price is subject to a purchase price adjustment based on the price the counterparty actually pays for the shares. The program matures in October 2007 when the Company expects to issue shares to settle the purchase price adjustment. Based on the Company’s stock price at December 31, 2006, the Company’s obligation under the purchase price adjustment was approximately 1 million shares.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share are calculated as follows:

(In millions, except per share amounts)	2006	2005	2004
Income from Continuing Operations	$1,476	$1,343	$1,253
Income from Discontinued Operations	1,535	228	187

Net Income(1)	$3,011	$1,571	$1,440

Basic Weighted Average Shares Outstanding	756	765	772
Shares Issuable upon Conversion:
Employee Stock Options	10	8	6

Diluted Weighted Average Shares Outstanding	766	773	778

Basic Earnings per Share:
Income from Continuing Operations	$1.95	$1.75	$1.63
Income from Discontinued Operations	2.03	0.30	0.24
Net Income	3.98	2.05	1.87

Diluted Earnings per Share:
Income from Continuing Operations	$1.93	$1.74	$1.61
Income from Discontinued Operations	2.00	0.29	0.24
Net Income	3.93	2.03	1.85

(1)	Net income, net income available to common shareholders and diluted net income are the same for all years presented.

12. Stock Option Plans

The Company’s stock option plans (“the Option Plans”) provide for the issuance of stock options at fair market value at the date of grant to officers and employees of the Company and its subsidiaries. At December 31, 2006, under the Option Plans, the Company may issue 26,580,929 new options. In addition, the Company may reissue any options cancelled under its 1999 and 2003 Long-Term Incentive Plans. Generally, each option granted under the Option Plans is exercisable between one and ten years from the date of grant.

The compensation cost that has been charged against income was $46 million, $49 million, and $39 million for 2006, 2005, and 2004, respectively. The total income tax benefit recognized in the income statement was $19 million, $20 million, and $16 million for 2006, 2005, and 2004, respectively.

In 2006 and 2005, the Company used a lattice-based binomial method to calculate the fair value on the date of grant. In 2004 the Company used a Black-Scholes model. The fair value of each option award is estimated on the date of grant using the following weighted-average assumptions noted in the following table.

	2006	2005	2004
Dividend Yield	2.8%	2.6%	2.5%
Expected Volatility	22	24	25
Risk-free Interest Rate	4.72	4.17	2.61
Expected Option Lives (in years)	6	5	5

For 2006 and 2005 assumptions were determined as follows:

•	Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The Company uses historical data to estimate option exercise and employee termination within the valuation model.

•	The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

•	The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.

A summary of the status of the Company’s Option Plans as of December 31, 2006, 2005, and 2004, and changes during the years ended on those dates is presented below:

	2006		2005		2004
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	69,463,224	$35.18	68,809,804	$34.89	66,185,011	$34.44
Granted	6,261,200	34.99	6,249,675	30.37	7,215,950	33.06
Exercised	(9,190,540)	24.01	(3,370,085)	18.22	(2,614,568)	17.08
Canceled	(2,150,850)	40.22	(2,226,170)	38.45	(1,976,589)	36.39

Outstanding at End of Year	64,383,034	36.59	69,463,224	35.18	68,809,804	34.89

Options Exercisable at End of Year	52,845,216	37.32	54,918,181	36.79	47,337,115	37.49
Weighted Average Fair Value of Options at Grant Date	$7.31		$6.13		$6.24
Aggregate Intrinsic Value (In millions)
—Outstanding at 12/31	$338		$189		$270
—Exercisable at 12/31	268		144		152

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price
$ 17 to 26	10,199,372	6.0 Years	$23.00	10,188,772	$23.00
26 to 31	8,734,843	5.7	29.37	5,167,895	28.67
31 to 43	35,142,094	5.3	37.72	27,182,024	38.65
43 to 57	10,306,725	4.2	52.28	10,306,525	52.28

17 to 57	64,383,034	5.3	36.59	52,845,216	37.32

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $100 million, $31 million, and $27 million.

As of December 31, 2006, there was $41 million of total unrecognized compensation cost related to nonvested shares granted under the Option Plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from option exercise under the option plans for the years ended December 31, 2006, 2005, and 2004, was $217 million, $61 million, and $45 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $41 million, $11 million, and $9 million, respectively, for the years ended December 31, 2006, 2005, and 2004.

13. Income Taxes

Income taxes included in the consolidated statements of income consist of the following:

	2006			2005			2004
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(30)	$425	$395	$437	$(96)	$341	$72	$400	$472
Foreign	232	—	232	198	—	198	112	—	112
State and Local	94	(27)	67	55	41	96	20	(17)	3

Income Taxes	$296	$398	$694	$690	$(55)	$635	$204	$383	$587

The components of income before taxes are as follows:

(In millions)	2006	2005	2004
Domestic	$1,582	$1,712	$1,725
Foreign	588	266	115

Income Before Taxes	$2,170	$1,978	$1,840

The Company’s net deferred tax liability (included in accrued taxes and other expenses) at December 31 consisted of the following:

(In millions)	2006	2005	2004
Lease Financings	$3,298	$3,202	$3,427
Depreciation and Amortization	757	549	441
Pension	237	373	382
Discount on Money Market Investment	122	121	126
Securities Valuation	92	31	105
Credit Losses on Loans	(201)	(251)	(299)
Tax Credit Carryovers	(286)	(390)	(375)
Net Operating Loss Carryover	(323)	(285)	(140)
Liabilities not Deducted for Tax	(175)	(118)	(111)
Other Assets	(175)	(190)	(221)
Other Liabilities	126	66	99

Net Deferred Tax Liability	$3,472	$3,108	$3,434

The Company has recorded foreign tax credit carryovers of $225 million, a portion of which will begin to expire in 2012, and general business credit carryovers of $59 million which begin to expire in 2023. The Company has federal net operating loss carryovers of $923 million (for which it has recorded a $323 million tax benefit) related to a separate filing of a group of certain leasing subsidiaries which begin to expire in 2023. The Company has not recorded a valuation allowance because it expects to realize its deferred tax assets including these carryovers.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company had approximately $223 million of earnings attributable to foreign subsidiaries that have been permanently reinvested abroad and for which no provision has been recorded for income tax that would occur if repatriated. The related unrecognized deferred tax liability is approximately $34 million.

The statutory federal income tax rate is reconciled to the Company’s effective income tax rate below:

	2006	2005	2004
Federal Rate	35.0%	35.0%	35.0%
State and Local Income Taxes, Net of Federal Income Tax Benefit	2.0	2.7	(0.3)
Nondeductible Expenses	0.2	0.5	0.5
Credit for Synthetic Fuel Investments	(1.8)	(2.5)	(1.0)
Credit for Low-Income Housing Investments	(1.7)	(1.8)	(2.2)
Tax-Exempt Income from Municipal Securities	(0.1)	(0.2)	(0.2)
Other Tax-Exempt Income	(1.3)	(1.3)	(1.4)
Foreign Operations	(0.7)	(0.4)	0.2
Leveraged Lease Portfolio	—	(0.3)	(0.6)
Tax Reserve–LILO Exposure	0.5	0.5	2.7
Other–Net	(0.1)	(0.1)	(0.8)

Effective Rate	32.0%	32.1%	31.9%

The Company’s consolidated income tax returns are closed to examination through 1995. Although the Internal Revenue Services (“IRS”) has completed its examination for 1996 and 1997, at this time a formal revenue agent’s report has not been received. The IRS is currently examining the Company’s consolidated federal income tax return for tax years 1998 through 2002. New York State and New York City return examinations have been completed through 1993. New York State and New York City are currently examining the Company’s tax returns for the years 1994 through 1996.

14. Employee Benefit Plans

The Company has defined benefit and defined contribution retirement plans covering substantially all full-time and eligible part-time employees and other postretirement benefit plans providing healthcare benefits for certain retired employees.

Adoption of SFAS 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. This statement required the Company to recognize the funded status of its defined benefit pension and healthcare plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions,” and SFAS No. 106 (“SFAS 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” all of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS 87 and SFAS 106. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the incremental effect of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheets at December 31, 2006. The adoption of SFAS 158 had no impact on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Adoption of SFAS 158.”

Incremental Effect of Applying SFAS 158

On Individual Line Items of the Consolidated Balance Sheets

(In millions)	Prior to Adoption of SFAS 158	Effect of Adopting SFAS 158	As Reported at December 31, 2006
Other Assets	$10,060	$(300)	$9,760
Total Assets	103,670	(300)	103,370
Accrued Taxes and Other Expenses	5,165	(36)	5,129
Total Liabilities	91,813	(36)	91,777
Accumulated Other Comprehensive Income	(53)	(264)	(317)
Total Shareholders’ Equity	11,857	(264)	11,593

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet recognized in net periodic cost: unrecognized transition asset of $25 million ($15 million net of tax), unrecognized prior service credits of $84 million ($49 million net of tax), and unrecognized actuarial losses of $496 million ($291 million net of tax). The transition obligation, prior service credit, and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year-ended December 31, 2007 is $4 million ($2 million net of tax), $10 million ($6 million net of tax), and $38 million ($22 million net of tax), respectively.

For 2006 and 2005, the Company used September 30 as the measurement date for plan assets and obligations. For 2008 pension expense, the Company will change the measurement date to December 31, 2007.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Plans

The following table provides a reconciliation of the changes in the benefit obligation, fair value of plan assets, and funded status for September 30, 2006 and 2005:

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic		Foreign
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation
Obligation at Beginning of Period	$(963)	$(969)	$(227)	$(172)	$(185)	$(153)	$(8)	$(6)
Plan Amendments	—	114	—	—	—	—	—	—
Service Cost	(49)	(64)	(9)	(9)	—	—	—	—
Interest Cost	(53)	(55)	(11)	(9)	(10)	(9)	(1)	(1)
Employee Contributions	—	—	(1)	(1)	—	—	—	—
Actuarial Gain/ (Loss)	136	(30)	2	(44)	3	(37)	1	(1)
Curtailment Gain/ (Loss)	(4)	—	2	—	—	—	—	—
Benefits Paid	66	41	4	4	17	14	—	—
Foreign Exchange Adjustment	N/A	N/A	(14)	4	N/A	N/A	—	—

Obligation at End of Period	(867)	(963)	(254)	(227)	(175)	(185)	(8)	(8)

Change in Plan Assets
Fair Value at Beginning of Period	1,333	1,240	219	149	65	62	—	—
Actual Return on Plan Assets	143	132	23	23	3	3	—	—
Employer Contributions	15	2	13	53	—	—	—	—
Employee Contributions	—	—	1	1	—	—	—	—
Benefit Payments	(66)	(41)	(4)	(4)	—	—	—	—
Foreign Exchange Adjustment	N/A	N/A	13	(3)	N/A	N/A	—	—

Fair Value at End of Period	1,425	1,333	265	219	68	65	—	—

Funded Status at End of Period	558	370	11	(8)	(107)	(120)	(8)	(8)
Unrecognized Net Transition (Asset)/ Obligation	N/A	—	N/A	—	N/A	38	N/A	—
Unrecognized Prior Service Cost	N/A	(113)	N/A	—	N/A	—	N/A	—
Unrecognized Net (Gain)/Loss	N/A	587	N/A	73	N/A	95	N/A	—
Additional Liability	N/A	—	N/A	(2)	N/A	—	N/A	—

Net Amount Recognized	N/A	$844	N/A	$63	N/A	$13	N/A	$(8)

Fourth Quarter Activity, Net	4		—		4		—

Funded Status at Year-End	$562		$11		$(103)		$(8)

Unrecognized actuarial gains and losses are amortized over the future service period (11 years) of active employees if they exceed a threshold amount. The Company currently has unrecognized losses, which are being amortized.

Amounts recognized in the Company’s consolidated balance sheet at September 30, 2006 and 2005 consist of:

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic		Foreign
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005
Prepaid Benefit Cost	$610	$903	$25	$73	$—	$13	$—	$—
Accrued Benefit Cost	(52)	(59)	(14)	(10)	(107)	—	(8)	(8)

	$558	$844	$11	$63	$(107)	$13	$(8)	$(8)

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit plans was $1,048 million at September 30, 2006 and $1,080 million at September 30, 2005.

The following table contains information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Domestic		Foreign
(In millions)	2006	2005	2006	2005
Projected Benefit Obligation	$52	$61	$13	$13
Accumulated Benefit Obligation	49	59	12	11
Fair Value of Plan Assets	—	—	1	1

Net Periodic Benefit Cost

Net periodic benefit cost included the following components:

	Pension Benefits						Healthcare Benefits
	Domestic			Foreign			Domestic			Foreign
(In millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005
Net Periodic Cost (Income):
Service Cost	$49	$64	$47	$9	$9	$9	$—	$—	$1	$—	$—
Interest Cost	53	55	50	11	9	9	10	9	8	1	1
Expected Return on Asset	(100)	(120)	(132)	(15)	(11)	(11)	(5)	(5)	(6)	—	—
Curtailment (Gain)/ Loss	(11)	—	—	—	—	—	8	—	—	—	—
Other	35	18	4	7	2	—	12	8	7	—	—

Net Periodic Cost (Income)(1)	$26	$17	$(31)	$12	$9	$7	$25	$12	$10	$1	$1

(1)	Pension benefits expense includes discontinued operations expense of $6 million for 2006, 2005 and 2004.

Plan Assumptions

	Pension Benefits				Healthcare Benefits
	Domestic		Foreign		Domestic		Foreign
(Dollars in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Market-Related Value of Plan Assets at Beginning Period	$1,324	$1,502	$252	$219	$72	$70	N/A	N/A
Discount Rate	6.00%	5.88%	4.95%	4.90%	6.00%	5.88%	5.00%	5.00%
Expected Rate of Return on Plan Assets	8.00	7.88	6.40	6.70	8.00	7.25	N/A	N/A
Rate of Compensation Increase	3.75	3.75	4.46	4.20

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

For additional information on pension assumptions see “Critical Accounting Policies” in the MD&A section.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed Healthcare Cost Trend

Domestic Healthcare Benefits

The assumed healthcare cost trend rate used in determining benefit expense for 2006 is 9.7% decreasing to 5.0% in 2013. This projection is based on various economic models that forecast a decreasing growth rate of healthcare expenses over time. The underlying assumption is that healthcare expense growth cannot outpace gross national product (“GNP”) growth indefinitely, and over time a lower equilibrium growth rate will be achieved. Further, the growth rate assumed in 2013 bears a reasonable relationship to the discount rate.

An increase in the healthcare cost trend rate of one percentage point for each year would increase the postretirement benefit obligation by $14.6 million, or 8.3%, and the sum of the service and interest costs by $0.9 million, or 8.4%. Conversely, a decrease in this rate of one percentage point for each year would decrease the benefit obligation by $12.6 million, or 7.2%, and the sum of the service and interest costs by $0.8 million, or 7.2%.

Foreign Healthcare Benefits

An increase in the healthcare cost trend rate of one percentage point for each year would increase the postretirement benefit obligation by $2.1 million, or 24%, and the sum of the service and interest costs by $0.2 million, or 26%. Conversely, a decrease in this rate of one percentage point for each year would decrease the benefit obligation by $1.7 million, or 18%, and the sum of the service and interest costs by $0.2 million, or 20%.

Investment Strategy and Asset Allocation

The Company’s investment objective for its U.S. and foreign plans is to maximize total return while maintaining a broadly diversified plan. Equities are the main holding including the Company’s common stock as well as private equities. The Company has committed to fund additional private equities, which, when the commitments are drawn upon, will bring the Company’s actual allocation for private equities closer to its target of 8%. Alternative investments and fixed income securities provide diversification and lower the volatility of returns.

The Company’s pension assets were invested as follows at September 30:

	Actual Allocation				Target Allocation
	2006		2005
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Equities	69%	54%	69%	60%	51%	52%
Fixed Income	19	38	22	40	24	45
Alternative Investment	7	—	5	—	10	3
Private Equities	3	—	2	—	8	—
Real Estate	—	—	—	—	7	—
Cash	2	8	2	—	—	—

Total Plan Assets	100%	100%	100%	100%	100%	100%

Included in the domestic plan assets above were 4.2 million shares of the Company’s common stock with a fair value of $150 million and $125 million on September 30, 2006 and 2005, respectively, representing 11% of 2006 plan assets and 9% of 2005 plan assets. In October 2006, the Company purchased 2.1 million shares of its common stock from its main domestic pension plan. The remaining 2.1 million shares had a fair value of $84 million as of December 31, 2006. Assets of the U.S. postretirement healthcare plan are invested in an insurance contract.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Contributions for the Fiscal Year Ending December 31, 2007

The Company estimates that the contributions it will make in 2007 to fund its pension plans will be $5.5 million for the domestic plans and $6.3 million for the foreign plans.

Estimated Future Benefit Payments

The following table shows the expected future benefit payments for the next 10 years:

(In millions)	Pension Benefits		Healthcare Benefits
Year	Domestic	Foreign	Domestic	Foreign
2007	$132	$4	$15	$—
2008	66	5	16	—
2009	72	5	16	—
2010	73	6	16	—
2011	81	6	15	—
2012-2016	395	47	62	2

	$819	$73	$140	$2

Defined Contribution Plans

The Company has an Employee Stock Ownership Plan (“ESOP”) covering certain domestic full-time employees with more than one year of service. The ESOP works in conjunction with the Company’s defined benefit pension plan. Employees are entitled to the higher of their benefit under the ESOP or the defined benefit pension plan. If the benefit under the pension plan is higher, the employee’s share of the ESOP is contributed to the pension plan. Contributions are made equal to required principal and interest payments on borrowings by the ESOP. At September 30, 2006 and 2005, the ESOP owned 10.5 million and 10.9 million shares of the Company’s stock, respectively. The fair value of total ESOP assets were $375 million and $326 million at September 30, 2006 and 2005. Contributions were approximately $3.3 million in 2006, $2.1 million in 2005 and $0.2 million in 2004. ESOP related expense was $3 million, $2 million and $3 million in 2006, 2005 and 2004.

The Company has defined contribution plans, excluding the ESOP, for which it recognized a cost of $62 million in 2006, $58 million in 2005, and $60 million in 2004.

15. Company Financial Information

The Bank of New York, the Company’s primary banking subsidiary, and its other U.S. bank subsidiaries are subject to dividend limitations under the Federal Reserve Act and state banking laws. Under these statutes, prior regulatory approval is required for dividends in any year that would exceed the Bank’s net profits for such year combined with retained net profits for the prior two years. The Bank is also prohibited from paying a dividend in excess of undivided profits.

Under the first and more significant of these limitations, the Bank could declare dividends of approximately $791 million in 2007 plus net profits earned in the remainder of 2007.

The Federal Reserve Board can also prohibit a dividend if payment would constitute an unsafe or unsound banking practice. The Federal Reserve Board generally considers that a bank’s dividends should not exceed earnings from continuing operations.

The Company’s capital ratios and discussion of related regulatory requirements are incorporated by reference from “Capital Resources” in the MD&A section.

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

The insured subsidiary banks of the Company are required to maintain reserve balances with Federal Reserve Banks under the Federal Reserve Act and Regulation D. Required balances averaged $112 million and $119 million for the years 2006 and 2005.

In addition, under the National Bank Act, if the capital stock of a national bank, such as The Bank of New York Trust Company, N.A., is impaired by losses or otherwise, the Office of the Comptroller of the Currency (the “OCC”), a bureau of the U.S. Department of the Treasury, is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

The Parent company’s condensed financial statements are as follows:

Balance Sheets

	December 31,
(In millions)	2006	2005
Assets
Cash and Due from Banks	$908	$791
Securities	74	18
Loans	401	91
Investment in and Advances to Subsidiaries and Associated Companies
Banks	11,912	10,846
Other	9,843	8,395

	21,755	19,241
Other Assets	177	170

Total Assets	$23,315	$20,311

Liabilities and Shareholders’ Equity
Other Borrowed Funds	$224	$85
Due to Non-Bank Subsidiaries	2,657	2,723
Other Liabilities	889	383
Long-Term Debt	7,952	7,244

Total Liabilities	11,722	10,435

Shareholders’ Equity*
Preferred	—	—
Common	11,593	9,876

Total Liabilities and Shareholders’ Equity	$23,315	$20,311

*	See Consolidated Statements of Changes in Shareholders’ Equity.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	For the years ended December 31,
(In millions)	2006	2005	2004
Operating Income
Dividends from Subsidiaries
Banks	$2,076	$862	$1,189
Other	687	108	73
Interest from Subsidiaries
Banks	92	104	154
Other	197	142	81
Other	(25)	24	23

Total	3,027	1,240	1,520

Operating Expenses
Interest (including $127 in 2006, $81 in 2005, and $34 in 2004 to subsidiaries)	546	340	169
Other	35	63	5

Total	581	403	174

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	2,446	837	1,346
Income Tax Expense/(Benefit)	(122)	(58)	29

Income Before Equity in Undistributed Earnings of Subsidiaries	2,568	895	1,317

Equity in Undistributed Earnings of Subsidiaries
Banks	559	411	(15)
Other	(116)	265	138

Total	443	676	123

Net Income	$3,011	$1,571	$1,440

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	For the years ended December 31,
(In millions)	2006	2005	2004
Operating Activities
Net Income	$3,011	$1,571	$1,440
Adjustments to Determine Net Cash Attributable to Operating Activities:
Amortization	17	30	15
Equity in Undistributed Earnings of Subsidiaries	(443)	(676)	(123)
Change in Interest Receivable	(7)	—	—
Change in Interest Payable	15	25	5
Change in Taxes Payable	595	23	(53)
Other, Net	(144)	(7)	58

Net Cash Provided by Operating Activities	3,044	966	1,342

Investing Activities
Purchases of Securities	(61)	(18)	(3)
Sales of Securities	8	—	3
Change in Loans	(310)	(61)	9
Acquisition of, Investment in, and Advances to Subsidiaries	(2,367)	(2,093)	(232)
Other, Net	125	15	4

Net Cash Used by Investing Activities	(2,605)	(2,157)	(219)

Financing Activities
Change in Other Borrowed Funds	139	(168)	180
Proceeds from the Issuance of Long-Term Debt	974	1,778	209
Repayments of Long-Term Debt	(258)	(202)	(476)
Change in Advances from Subsidiaries	(66)	236	225
Issuance of Common Stock	428	243	227
Treasury Stock Acquired	(883)	(417)	(119)
Cash Dividends Paid	(656)	(644)	(608)
Stock Rights Redemption	—	(39)	—

Net Cash Provided (Used) by Financing Activities	(322)	787	(362)

Change in Cash and Due from Banks	117	(404)	761
Cash and Due from Banks at Beginning of Year	791	1,195	434

Cash and Due from Banks at End of Year	$908	$791	$1,195

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$530	$314	$168
Income Taxes	430	658	96

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Other Noninterest Income and Expense

In 2006, other noninterest income included a pre-tax gain of $35 million related to the conversion of the Company’s New York Stock Exchange seats into cash and shares of NYSE Group, Inc. common stock, some of which were sold. In 2006, other noninterest expense included a $22 million transition services expense related to the Acquired Corporate Trust Business. In 2005, other noninterest income included a $17 million gain on the sale of Company’s interest in Financial Models Companies, Inc. In 2004, other noninterest income included a pre-tax gain of $48 million from the sale of a portion of the Company’s investment in Wing Hang.

Other noninterest income includes equity in earnings of unconsolidated subsidiaries of $50 million, $44 million, and $43 million in 2006, 2005, and 2004.

17. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods—see “Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions used by the Company are discount rates ranging principally from 5% to 8% at December 31, 2006 and 4% to 7% at December 31, 2005. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

A summary of the practices used for determining fair value is as follows.

Interest–bearing Deposits in Banks

The fair value of interest–bearing deposits in banks is based on discounted cash flows.

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

Deposits, Borrowings, and Long-Term Debt

The fair value of noninterest-bearing deposits and payables to customers and broker-dealers is assumed to be their carrying amount. The fair value of interest-bearing deposits, borrowings, and long-term debt is based upon current rates for instruments of the same remaining maturity or quoted market prices for the same or similar issues.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount and estimated fair value of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Interest-Bearing Deposits in Banks	$13,172	$13,163	$8,644	$8,640
Securities	21,856	22,332	28,027	28,244
Trading Assets	5,544	5,544	5,930	5,930
Loans and Commitments	31,995	32,209	27,066	27,261
Derivatives Used for ALM	87	141	116	180
Other Financial Assets	10,309	10,309	6,433	6,433

Total Financial Assets	82,963	$83,698	76,216	$76,688

Non-Financial Assets	20,389		17,094
Assets of Discontinued Operations Held-for-Sale	18		8,808

Total Assets	$103,370		$102,118

Liabilities
Noninterest-Bearing Deposits	$19,554	$19,554	$12,706	$12,706
Interest-Bearing Deposits	42,592	42,600	37,081	37,081
Payables to Customers and Broker-Dealers	7,266	7,266	8,623	8,623
Borrowings	2,481	2,481	1,784	1,784
Long-Term Debt	8,773	8,706	7,817	7,820
Trading Liabilities	2,507	2,507	2,401	2,401
Derivatives Used for ALM	134	117	117	94

Total Financial Liabilities	83,307	$83,231	70,529	$70,509

Non-Financial Liabilities	8,406		7,032
Liabilities of Discontinued Operations Held-for-Sale	64		14,681

Total Liabilities	$91,777		$92,242

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/(loss)) of the derivatives that were linked to these items:

			Unrealized
(In millions)	Carrying Amount	Notional Amount	Gain	(Loss)
At December 31, 2006
Loans	$43	$43	$—	$—
Securities Held-for-Sale	493	428	34	(5)
Deposits	1,528	1,530	27	(2)
Long-Term Debt	6,130	6,238	80	(110)

At December 31, 2005
Loans	$410	$416	$7	$(3)
Securities Held-for-Sale	514	433	41	(8)
Deposits	1,232	1,238	7	—
Long-Term Debt	5,068	5,102	125	(83)

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the notional amount, remaining contracts outstanding, and weighted average rates for derivative hedging contracts:

	Total 12/31/06	Remaining Contracts Outstanding at December 31,
(Dollars in millions)		2007	2008	2009	2010	2011
Receive Fixed Interest Rate Swaps:
Notional Amount	$7,293	$5,898	$5,582	$4,315	$4,298	$4,025
Weighted Average Rate	5.39%	5.46%	5.73%	5.88%	5.82%	5.83%
Pay Fixed Interest Rate Swaps:
Notional Amount	$946	$663	$234	$212	$205	$—
Weighted Average Rate	5.64%	5.65%	5.91%	6.34%	6.35%	N/A
Forward LIBOR Rate (1)	5.36%	4.93%	4.83%	4.92%	5.02%	5.09%

(1)	The forward LIBOR rate shown above reflects the implied forward yield curve for that index at December 31, 2006. However, actual repricings for ALM interest rate swaps are generally based on 3-month LIBOR.

The Company’s financial assets and liabilities are primarily variable rate instruments except for investment securities. Fixed-rate loans and deposits are issued to satisfy customer and investor needs. Derivative financial instruments are utilized to manage exposure to the effect of interest rate changes on fixed-rate assets and liabilities, and to enhance liquidity. The Company matches the duration of derivatives to that of the assets and liabilities being hedged, so that changes in fair value resulting from changes in interest rates will be offset.

The Company uses interest rate swaps, futures contracts, and forward rate agreements to convert fixed-rate loans, deposits, and long-term debt to floating rates. Basis swaps are used to convert various variable rate borrowings to LIBOR which better matches the assets funded by the borrowings.

The Company uses forward foreign exchange contracts to protect the value of its investments in foreign subsidiaries. The after-tax effects are shown in the cumulative translation adjustment included in shareholders’ equity. At December 31, 2006 and 2005, foreign exchange contracts in a net notional amount of $1,744 million and $1,636 million, with fair values of $(35) million and $24 million, hedged corresponding amounts of foreign investments. These foreign exchange contracts had a maturity of less than six months at December 31, 2006. In 2006, the Company hedged its $33 million net investment in an affiliate with a non-derivative financial instrument. In addition, at December 31, 2006, foreign exchange contracts with notional amounts of $107 million and maturities of less than one year hedged corresponding amounts of foreign currency denominated forecasted transactions; the fair value of these contracts was $ 4 million.

Deferred net gains or losses on ALM derivative financial instruments at December 31, 2006 were a credit of $12 million and a credit of $14 million at December 31, 2005.

Net interest income increased by $3 million in 2006, $95 million in 2005, and $163 million in 2004 as a result of ALM derivative financial instruments.

A discussion of the credit, market, and liquidity risks inherent in financial instruments is presented under “Liquidity”, “Market Risk Management”, “Trading Activities and Risk Management”, and “Asset/Liability Management” in the unaudited MD&A section and in the “Trading Activities” and “Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Trading Activities

The following table shows the fair value of the Company’s financial instruments that are held for trading purposes:

	2006				2005
(In millions)	Assets		Liabilities		Assets		Liabilities
Trading Account	12/31	Average	12/31	Average	12/31	Average	12/31	Average
Interest Rate Contracts:
Futures and Forward Contracts	$—	$15	$—	$—	$—	$—	$—	$—
Swaps	1,390	1,637	951	1,088	1,438	1,635	635	843
Written Options	—	—	764	961	—	—	1,184	1,253
Purchased Options	208	190	—	—	191	187	—	—
Foreign Exchange Contracts:
Written Options	—	—	115	84	—	—	51	64
Purchased Options	79	134	—	—	68	113	—	—
Commitments to Purchase and Sell Foreign Exchange	301	310	259	355	294	385	316	399
Debt Securities	3,338	3,560	140	238	3,846	3,512	164	171
Credit Derivatives	2	2	9	9	1	1	6	7
Equities	226	146	269	148	92	174	45	129

Total Trading Account	$5,544	$5,994	$2,507	$2,883	$5,930	$6,007	$2,401	$2,866

Foreign exchange and other trading income included the following:

(In millions)	2006	2005	2004
Foreign Exchange	$304	$266	$247
Interest Rate Contracts	25	22	3
Debt Securities	75	67	66
Credit Derivatives	(8)	(2)	2
Equities	29	26	35

Total	$425	$379	$353

Foreign exchange includes income from purchasing and selling foreign exchange, futures, and options. Interest rate contracts reflect results from futures and forward contracts, interest rate swaps, foreign currency swaps, and options. Debt securities primarily reflect income from fixed income securities. Credit derivatives include revenue from credit default swaps. Equities include income from equity securities and equity derivatives.

The following table of total daily revenue or loss captures trading volatility and shows the number of days in which the Company’s trading revenues fell within particular ranges during the past year.

Distribution of Revenues(1)

	For the Quarter Ended
(Dollars in millions)	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05
Revenue Range	Number of Occurrences
Less than $(2.5)	0	0	0	0	0
$(2.5) ~ $ 0	4	3	2	4	3
$ 0 ~ $ 2.5	45	52	39	40	44
$ 2.5 ~ $ 5.0	11	8	21	18	14
More than $5.0	2	0	2	0	0

(1)	Based on revenues before deducting share of joint venture partner, Susquehanna Trading.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

The Company’s significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. The Company assumes these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for its own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. The Company’s off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. There are no significant industry concentrations of such risks.

A summary of the notional amount of the Company’s off-balance sheet credit transactions, net of participations, at December 31, 2006 and 2005 follows:

off-balance sheet Credit Risks

(In millions)	2006	2005
Lending Commitments	$37,364	$33,407
Standby Letters of Credit	10,902	9,873
Commercial Letters of Credit	1,195	1,122
Securities Lending Indemnifications	398,675	310,970

The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at December 31, 2006 and 2005 was $150 million and $144 million.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (the Company) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. The Company generally lends securities with indemnification against broker default. The Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At December 31, 2006 and 2005, securities lending indemnifications were secured by collateral of $405.5 billion and $317.4 billion.

Standby letters of credit principally support corporate obligations and include $1.0 billion and $0.6 billion that were collateralized with cash and securities at December 31, 2006 and 2005. At December 31, 2006, approximately $7.2 billion of the standbys will expire within one year, and the balance between one to five years.

The notional amounts for other off-balance sheet risks express the dollar volume of the transactions; however, credit risk is much smaller. The Company performs credit reviews and enters into netting agreements to minimize the credit risk of foreign currency and interest rate risk management products. The Company enters into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, approximately $248 billion of interest rate contracts will mature within one year, $364 billion between one and five years, and the balance after five years. At December 31, 2006, approximately $113 billion of foreign exchange contracts will mature within one year and $2 billion between one and five years, and the balance after five years. There were no derivative financial instruments on nonperforming status at year-end 2006.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk the Company assumes whenever it engages in a derivative contract.

A summary of the notional amount and credit exposure of the Company’s derivative financial instruments at December 31, 2006 and 2005 follows:

	Notional Amount		Credit Exposure
(In millions)	2006	2005	2006	2005
Interest Rate Contracts:
Futures and Forward Contracts	$60,986	$40,163	$1	$5
Swaps	322,024	256,045	3,255	3,896
Written Options	199,788	218,997	7	8
Purchased Options	183,855	179,964	641	837

Foreign Exchange Contracts:
Swaps	2,572	3,130	112	156
Written Options	9,596	6,042	9	1
Purchased Options	10,892	7,723	141	100
Commitments to Purchase and Sell Foreign Exchange	93,920	77,448	602	632

Equity Derivatives:
Futures and Forwards	326	339	5	1
Written Options	10,023	2,073	1	14
Purchased Options	6,755	2,011	236	97

Credit Derivatives:
Beneficiary	1,688	1,099	2	—
Guarantor	—	370	—	—

			5,012	5,747
Effect of Master Netting Agreements			(4,215)	(4,843)

Total Credit Exposure			$797	$904

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

Net rent expense for premises and equipment was $180 million in 2006, $181 million in 2005, and $161 million in 2004.

At December 31, 2006 and 2005, the Company was obligated under various noncancelable lease agreements, some of which provide for additional rents based upon real estate taxes, insurance, and maintenance and for various renewal options. The minimum rental commitments under noncancelable operating leases for premises and equipment having a term of more than one year from December 31, 2006 and December 31, 2005 are as follows:

(In millions)
Year After December 31,	2006	2005
First	$141	$155
Second	137	145
Third	128	110
Fourth	122	86
Fifth	112	75
Thereafter	727	412

Total Minimum Lease Payments	$1,367	$983

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

In the ordinary course of business, the Company makes certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position taken by the Company. The Company engaged in certain types of structured cross-border leveraged leasing investments, referred to as “LILOs”, prior to mid-1999 that the IRS has challenged. In 2004, the IRS proposed adjustments to the Company’s tax treatment of these transactions. On February 28, 2006, the Company settled this matter with the IRS relating to LILO transactions closed in 1996 and 1997. The settlement did not affect 2006 net income, as the impact of the settlement was fully reserved.

The Company’s 1998 leveraged lease transactions are in a subsequent audit cycle and were not part of the settlement. The Company believes that a comparable settlement for 1998 may be possible, given the similarity between these leases and the settled leases. However, negotiations are ongoing and the treatment of the 1998 leases may still be litigated if an acceptable settlement cannot be reached. Under current U.S. generally accepted accounting principles, if the 1998 leases are settled on a basis comparable to the 1996 and 1997 leases, the Company would not expect the settlement of the 1998 leases to have an impact on net income, based on existing reserves.

In the fourth quarter of 2005 the Company deposited funds with the IRS in anticipation of reaching a settlement on all of its LILO investments.

THE BANK OF NEW YORK COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 11, 2005, the IRS released Notice 2005-13, which identified certain lease investments known as “SILOs” as potentially subject to IRS challenge. The Company believes that certain of its lease investments entered into prior to 2004 may be consistent with transactions described in the notice. Although it is likely the IRS will challenge the tax benefits associated with these leases in 2007, the Company remains confident that its tax treatment of the leases complied with statutory, administrative and judicial authority existing at the time they were entered into.

In 2001 and 2002, the Company entered into various structured transactions that involved, among other things, the payment of UK corporate income taxes that were credited against the Company’s U.S. corporate income tax liability. The IRS is currently reviewing these transactions and it is likely that some or all of the credits will be challenged upon completion of the review. If necessary the Company will vigorously defend its position and believes that any tax benefits associated with these transactions were consistent with the applicable statutory, judicial and administrative authority.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

The Bank of New York Company, Inc.

We have audited the accompanying consolidated balance sheets of The Bank of New York Company, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank of New York Company, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, The Bank of New York Company, Inc. changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bank of New York Company Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

NEW YORK, NEW YORK

February 21, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-2614959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Wall Street, New York, NY	10286
(Address of Principal Executive Offices)	(Zip Code)

(212) 495-1784

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
6.88% Preferred Trust Securities, Series E	New York Stock Exchange
5.95% Preferred Trust Securities, Series F	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

7.97% Capital Securities, Series B

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (persons other than directors and executive officers) computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006) was $24,561,507,370.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2007, was 756,900,963.

Documents Incorporated by Reference

This Annual Report and Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. Only those sections of the Annual Report referenced in the following cross-reference index and the information under the caption “Forward-Looking Statements and Risk Factors” are incorporated in the Form 10-K. Portions of Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on April 10, 2007 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

The following sections of the Annual Report set forth in the cross-reference index are incorporated in Form 10-K.

CROSS-REFERENCE INDEX

		Page(s)
PART I

Item 1	Business	2 - 75
Item 1A	Risk Factors	137 - 146
Item 1B	Unresolved Staff Comments	Not applicable
Item 2	Properties	133
Item 3	Legal Proceedings	133
Item 4	Submission of Matters to a Vote of Security Holders	132

PART II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	68
Item 6	Selected Financial Data	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2 - 75
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	55 - 59
Item 8	Financial Statements and Supplementary Data	76 - 124
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	132
Item 9A	Controls and Procedures	148
Item 9B	Other Information	Not applicable

PART III

Item 10	Directors, Executive Officers and Corporate Governance	134, 151 - 152	*
Item 11	Executive Compensation	*
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
Item 13	Certain Relationships and Related Transactions, and Director Independence	*
Item 14	Principal Accountant Fees and Services	*

PART IV

Item 15	Exhibits and Financial Statement Schedules	153 - 159

*	Pursuant to Instruction G(3) to Form 10-K, the remainder of the information to be provided in Item 10, 11, 12, 13 and 14 of Form 10-K (other than information pursuant to Items 401(b) and 406 of Regulation S-K) is incorporated herein by reference to the registrant’s definitive proxy statement for its 2007 annual meeting of shareholders to be filed within 120 days of the end of the fiscal year covered by this Form 10-K.

CERTAIN REGULATORY CONSIDERATIONS

General

The Company and its depository institution subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Company’s bank subsidiaries rather than holders of the Company’s securities. Described below are the material elements of selected laws and regulations applicable to the Company and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company and its subsidiaries.

The Company is a bank holding company subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 (“BHC Act”) and has qualified and elected to be treated as a financial holding company (a “FHC”) under the BHC Act. The Company is also subject to regulation by the New York State Banking Department (the “NYSBD”). Under the BHC Act, bank holding companies that are not FHCs are generally limited to engaging in the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.

A bank holding company, such as the Company, may elect to be a FHC, which may engage in a broader range of financial activities than those traditionally permissible for U.S. bank holding companies that are not FHCs, if each of its insured depository institution subsidiaries (1) is “well capitalized” (i.e., has a Tier 1 capital ratio of at least 6%, a Total capital ratio of at least 10% and a leverage ratio of at least 5%), (2) is “well managed” under applicable law and regulation and (3) has received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. Under the BHC Act, a FHC may engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Department of the Treasury) without the prior approval of the Federal Reserve Board. A FHC may also engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board) with the prior approval of the Federal Reserve Board. Activities that are financial in nature include insurance, securities underwriting and dealing, and merchant banking. Under the merchant banking provisions of the BHC Act, qualifying FHCs may invest in companies that engage in activities that are not otherwise permissible subject to certain limitations and restrictions, including a requirement that the FHC limit the duration of its investment and refrain from routinely managing any company in which it invests.

A FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies or to continue such activities.

Both federal and state laws extensively regulate various aspects of the banking business, such as permissible loans, investments and activities, and impose reserve requirements. These laws are intended primarily for the protection of depositors rather than the Company’s shareholders.

The Company’s bank subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The Bank of New York (the “Bank”), the Company’s principal banking subsidiary, is a New York chartered banking corporation, is a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve and the NYSBD. The Bank of New York Trust Company, N.A., which principally conducts a trust and custody business nationwide, is a national banking association subject to regulation, supervision and examination by Office of the Comptroller of the Currency (the “OCC”), a bureau of the U.S. Department of the Treasury.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its banks and to commit resources to support its banks, including in circumstances where it might not do so absent such policy. In addition, any loans by the Company to its banks would be subordinate in right of payment to depositors and to certain other indebtedness of its banks.

Acquisitions

Federal and state laws impose approval requirements for mergers and acquisitions involving depository institutions or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of any class of the voting shares or all or substantially all of the assets of a commercial bank, savings and loan association or bank holding company. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act, and the effectiveness of the subject organizations in combating money laundering activities. In addition, other acquisitions by the Company may be subject to informal approval by the Federal Reserve Bank of New York.

Capital Adequacy

The federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the Total Capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and, for bank holding companies, a limited amount of non-cumulative perpetual preferred stock, trust preferred securities and certain other so-called “restricted core capital elements” less most intangibles including goodwill (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses. Restricted core capital elements are currently limited to 25% of Tier 1 Capital and, beginning March 31, 2009, will be limited to 15% of Tier 1 Capital for internationally active banking organizations like the Company and the Bank.

In addition, the Federal Reserve Board has established minimum guidelines for the “Leverage Ratio” of Tier 1 Capital to average total assets for bank holding companies and banks. The Federal Reserve Board’s guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 4%. At December 31, 2006, the Federal Reserve Board had not advised the Company of any specific minimum Leverage Ratio applicable to it.

The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

As discussed above, the Company’s bank subsidiaries must be well capitalized for the Company to maintain its FHC status. In addition, as a practical regulatory matter, the Company must maintain capital ratios above well capitalized.

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which it revised in December 2003 (“FIN 46”). One consequence of FIN 46 is that, effective December 31, 2003, the Company deconsolidated the statutory trusts which have issued trust preferred securities. As a result, the junior subordinated debentures held by the trusts are now reported on the Company’s consolidated balance sheets. The Federal Reserve Board has, however, confirmed the continued qualification of trust preferred securities as Tier 1 Capital (subject to the restrictions described above) notwithstanding the change in accounting treatment.

See “Capital Resources” in the MD&A section for a discussion of the Basel proposal to change the risk-based capital guidelines.

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

Under applicable regulations, an FDIC-insured bank is deemed to be: (i) well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; (ii) adequately capitalized if it maintains a Leverage Ratio of at least 4% (or a Leverage Ratio of at least 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines, and is not experiencing or anticipating significant growth), a Tier 1 Capital Ratio of 4% and a Total Capital Ratio of at least 8% and is not defined to be well capitalized; (iii) undercapitalized if it has a Leverage Ratio of less than 4% (or a Leverage Ratio that is less than 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines, and is not experiencing or anticipating significant growth), a Tier 1 Capital Ratio less than 4% or a Total Capital Ratio of less than 8% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; (iv) significantly undercapitalized if it has a Leverage Ratio of less than 3%, a Tier 1 Capital Ratio of less than 3% or a Total Capital Ratio of less than 6% and it does not meet the definition of critically undercapitalized; and (v) critically undercapitalized if it maintains a level of tangible equity capital of less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

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

A further discussion of the Company’s capital position and capital adequacy is incorporated by reference from “Capital Framework” in the MD&A Section.

FDIC Insurance Assessments

Substantially all deposits of the Company’s bank subsidiaries are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Company’s bank subsidiaries paid no deposit insurance assessments on their deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006. In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of the Company’s bank subsidiaries of 5 to 7 basis points per $100 of domestic deposits. An FDIC credit available to the Company’s bank subsidiaries for prior contributions is expected to offset FDIC insurance assessments for 2007 and partially offset such assessments for 2008. Significant increases in the insurance assessments of the Company’s bank subsidiaries will increase the Company’s costs once the credit is fully utilized or otherwise disposed of.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2006 was 1.24 cents per $100 of deposits and decreases to 1.22 cents for the first quarter of 2007.

Depositor Preference

The FDIA provides for a depositor preference on amounts realized from the liquidation or other resolution of any depository institution insured by the FDIC.

Cross Guarantee Liability of FDIC-Insured Bank Subsidiaries

A depository institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses incurred by, or reasonably expected to be incurred by, the FDIC resulting from the insolvency of the failed institution or from providing assistance to the failing institution, even if this causes the affiliated institution also to become insolvent. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary’s cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

Restrictions on Transfer of Funds

Restrictions on the transfer of funds to the Company and bank subsidiary dividend limitations are discussed in “Company Financial Information” in the Notes to the Consolidated Financial Statements.

Unsafe and Unsound Practices

The Federal Reserve Board has authority to prohibit state member banks and bank holding companies from engaging in any activity which, in the Federal Reserve Board’s opinion, constitutes an unsafe or unsound practice in conducting businesses. The OCC and the NYSBD have similar authority with respect to national banks and New York chartered banking corporations, respectively.

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

Anti-Money Laundering and the USA PATRIOT Act

A major focus of governmental policy relating to financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA PATRIOT Act to financial institutions such as the Company’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In addition, the bank regulatory agencies are imposing heightened standards, which have resulted in an increased number of regulatory sanctions and law enforcement authorities have been taking a more active role. Because the Bank is a major correspondent bank, a number of these new regulations and standards impose particularly heightened requirements. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including providing credit to low and moderate income individuals and geographies. Should the Company’s bank subsidiaries fail to serve adequately the communities they serve, potential penalties may include regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of 2006.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events which require disclosure under Item 304 of Regulation S-K.

PROPERTIES

At December 31, 2006 in New York City, the Company owned the forty-nine story building housing its executive headquarters at One Wall Street and an operations center at 101 Barclay Street. The Company leases the land at the 101 Barclay Street location under a lease expiring in 2080. In addition, the Company owns and/or leases administrative and operations facilities in New York, New Jersey, Delaware, Florida, Texas, California, Illinois, and the mid-south region of the U.S.; Brussels, Belgium; London, England; Liverpool, England; Manchester, England; Poole, England; Edinburgh, Scotland; Dublin, Ireland; Cork, Ireland; Luxembourg, Chennai, India; Tokyo, Japan; Singapore; Hong Kong and Shanghai, China. Other real properties owned or leased by the Company, when considered in the aggregate, are not material to its operations.

LEGAL AND REGULATORY PROCEEDINGS

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

The Company’s 2005 Annual Report on Form 10-K disclosed investigations by the U.S. Securities and Exchange Commission (“SEC”) of 1) the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds; 2) possible market-timing transactions cleared by Pershing LLC (“Pershing”); and 3) the trading activities of Pershing Trading Company LP, a floor specialist, on two regional exchanges from 1999 to 2004. As to market-timing, the Company has learned that the SEC is considering not pursuing the matter further.

Because the conduct at issue in the Pershing market timing and floor specialist investigations is alleged to have occurred largely during the period when Pershing was owned by Credit Suisse First Boston (USA), Inc. (“CSFB”), the Company has made claims for indemnification against CSFB relating to these matters under the agreement relating to the acquisition of Pershing. CSFB is disputing these claims for indemnification.

On January 9, 2007, the Company entered into a settlement with the SEC of its investigation of various auction agents in the auction rate securities market. Under the settlement, the Company agreed to pay $750,000 based on the Company’s market share. As part of the settlement, the Company agreed (i) to provide broker-dealers with a written description of the auction agents’ revised practices and procedures for conducting auctions and (ii) to certify that the auction agents have implemented other procedures reasonably designed to detect and prevent future failures to conduct auctions in accordance with the auction agents’ revised practices and procedures.

EXECUTIVE OFFICERS

Thomas A. Renyi

Mr. Renyi, 60, has served as Chairman and Chief Executive Officer of The Bank of New York Company, Inc. and The Bank of New York since at least 2001.

Gerald L. Hassell

Mr. Hassell, 55, has served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2001.

Bruce W. Van Saun

Mr. Van Saun, 49, has served as Vice Chairman since November 2005. He served as Chief Financial Officer from at least 2001 to September 2006 of The Bank of New York Company, Inc. and The Bank of New York. He served as Senior Executive Vice President of The Bank of New York Company, Inc. and The Bank of New York from at least 2001 to 2005.

John M. Liftin

Mr. Liftin, 63, has served as Vice Chairman and General Counsel of The Bank of New York Company, Inc. and The Bank of New York since April 2005. He served as Secretary of The Bank of New York Company, Inc. from April 2005 to April 2006. Mr. Liftin joined the Company from Prudential Financial, Inc., where he served as Senior Vice President and General Counsel from at least 2001 to 2005.

Thomas P. Gibbons

Mr. Gibbons, 49, has served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. since September 2006. He has served as Senior Executive Vice President of The Bank of New York since April, 2005 and as Chief Financial Officer since September 2006. He served as Executive Vice President of The Bank of New York from at least 2001 to 2005.

Thomas J. Mastro

Mr. Mastro, 57, has served as Comptroller of The Bank of New York Company, Inc. since 1999. He has served as Executive Vice President since 2004 and Comptroller since 1999 of The Bank of New York. He served as Senior Vice President of The Bank of New York from at least 2001 to 2004.

James R. Vallone

Mr. Vallone, 48, has served as Auditor of The Bank of New York Company, Inc. and as Executive Vice President and Auditor of The Bank of New York since November 2006. He joined the Company from Merrill Lynch & Co., Inc. where he served as Managing Director/Global Head of Control Risk and Business Process from 2005 to 2006, as Global Head of Business Continuity and Crisis Management from 2003 to 2005 and as Executive Assistant to the Chairman and CEO from 2000 to 2003. Mr. Vallone served as Global Head of Internal Audit in 2000 and prior years.

Donald R. Monks

Mr. Monks, 58, has served as Vice Chairman of The Bank of New York since November 2005 and as Chief Administrative Officer since July 2006. He served as Senior Executive Vice President from at least 2001 to 2005.

Brian G. Rogan

Mr. Rogan, 49, has served as Senior Executive Vice President of The Bank of New York since November 2005. He served as Executive Vice President from at least 2001 to 2005.

There are no family relationships between the executive officers of the Company. The terms of office of the executive officers of the Company extend until the annual organizational meeting of the Board of Directors.

MELLON TRANSACTION

The proposed transaction between The Bank of New York Company, Inc. and Mellon Financial Corporation will be submitted to The Bank of New York Company, Inc.’s and Mellon Financial Corporation’s shareholders for their consideration. Shareholders are urged to read the joint proxy statement/prospectus regarding the proposed transaction between The Bank of New York Company, Inc. and Mellon Financial Corporation because it will contain important information. Shareholders will be able to obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about The Bank of New York Company, Inc. and Mellon Financial Corporation, without charge, at the SEC’s Internet site (http://www.sec.gov). Copies of the joint proxy statement/prospectus and other SEC filings that will be incorporated by reference in the joint proxy statement/prospectus will also be available, without charge, from The Bank of New York Company, Inc., Investor Relations, One Wall Street, 31st Floor, New York, New York 10286 (212-635-1578), or from Mellon Financial Corporation, Secretary of Mellon Financial Corporation, One Mellon Center, Pittsburgh, Pennsylvania 15258-0001 (800-205-7699).

Directors and executive officers of The Bank of New York Company, Inc. and Mellon Financial Corporation and other persons may be deemed to be participants in the solicitation of proxies from the shareholders of The Bank of New York Company, Inc. and/or Mellon Financial Corporation in respect of the proposed transaction. Information about the directors and executive officers of The Bank of New York Company, Inc. is set forth in the proxy statement for The Bank of New York Company, Inc.’s 2006 annual meeting of shareholders, as filed with the SEC on March 24, 2006. Information about the directors and executive officers of Mellon Financial Corporation is set forth in the proxy statement for Mellon Financial Corporation’s 2006 annual meeting of shareholders, as filed with the SEC on March 15, 2006. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus when it becomes available.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

General

Some statements in this document are forward-looking. These include all statements about the future results of the Company, projected business growth, the expected outcome of legal, regulatory and investigatory proceedings, predicted loan losses, and the Company’s plans, objectives and strategies. In this report, any press release or any oral statement that the Company or its executives may make, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “think,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “highly attractive,” “extraordinarily strong and rapidly growing competitor,” “synergies,” “opportunities,” “superior returns,” “well-positioned,” “pro forma” and words of similar meaning, signify forward-looking statements.

Forward-looking statements, including the Company’s discussions and projections of future results of operations and discussions of future plans contained in the MD&A and elsewhere in this Form 10-K, are based on management’s current expectations and assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control), including adverse changes in market conditions and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The “Risk Factors” discussed below could cause or contribute to such differences.

Investors should consider all risks mentioned elsewhere in this document and in the Company’s other reports to the SEC, including subsequent Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K, as well as other uncertainties affecting future results and the value of the Company’s stock, including those discussed under “Risk Factors” below.

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

Risk Factors

Making or continuing an investment in securities issued by the Company, including its common stock, involves certain risks that you should carefully consider. The following discussion sets forth some of the more important risk factors that could affect the Company’s business, financial condition or results of operations. However, other factors besides those discussed below or elsewhere in this or other of the Company’s reports filed or furnished with the SEC also could adversely affect the Company’s business or results. We can not assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks that may face the Company.

Risks Related to the Mellon Merger and Swap Transaction with JPMorgan Chase

The Company may not be able to complete its merger with Mellon Financial Corporation in a timely manner or at all. The Company may not realize the expected financial benefits from the merger with Mellon Financial Corporation.

On December 3, 2006, the Company and Mellon Financial Corporation (“Mellon”) entered into a definitive agreement to merge. There can be no assurance that the merger will be completed. Government approvals may not be obtained or may not be obtained on the proposed terms or in the expected timeframe. The shareholders of the Company or of Mellon may not approve the merger. If the merger is approved and closed, the businesses of The Bank of New York Company, Inc. and Mellon Financial Corporation may not be integrated successfully or the integration may be more difficult, time-consuming or costly than expected. The combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction. Deposit attrition, operating costs, customer losses and business disruptions following the transaction, including difficulties in maintaining relationships with employees, could be greater than expected.

The Company may not realize the expected financial benefits from the acquisition of the Acquired Corporate Trust Business, which closed on October 1, 2006, if the Company fails to integrate the Acquired Corporate Trust Business successfully or if the Acquired Corporate Trust Business does not perform as well as the Company expects.

Achieving the expected benefits of this acquisition will require the Company to retain a substantial portion of the Acquired Corporate Trust Business’s current client base, to increase the revenue growth rate of the Acquired Corporate Trust Business and to retain key employees of the Acquired Corporate Trust Business. The scale, scope and nature of the integration and client retention efforts required as a result of the acquisition present a significant challenge to the Company. The Company may not be able to integrate the Acquired Corporate Trust Business on the expected schedule, realize the anticipated cost savings and economies of scale, or retain a significant number of clients of the Acquired Corporate Trust Business, any of which could cause the Company not to realize expected benefits from the acquisition. The Company will also seek to move the records of some existing corporate trust clients to the JPMorgan Chase technology platform, which the Company is also acquiring. The integration of the Acquired Corporate Trust Business, including moving client records, could take longer than planned and be subject to unanticipated difficulties and expenses. It is possible that the transition of the Acquired Corporate Trust Business could adversely affect the Company’s ability to maintain relationships with clients and that some Acquired Corporate Trust Business clients will elect other service providers. The Company could experience client attrition or revenue loss in the Acquired Corporate Trust Business in excess of its expectations. The integration process could also result in the loss of key Acquired Corporate Trust Business employees.

If the Company is unable to integrate the Acquired Corporate Trust Business successfully, then the Company may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth the Company expects from the acquisition. Furthermore, the integration of the Acquired Corporate Trust Business will require a significant commitment of time and resources by the Company’s management and other personnel, which could adversely affect its ability to service and retain its existing corporate trust clients and could divert the attention of management from its other businesses.

Risks Related to the Company’s Business

Global Trends—The Company’s business could be adversely affected if current global trends do not continue or if global business and economic conditions weaken.

The Company’s businesses benefit from certain global trends, such as the growth of financial assets, creation of new securities, financial services industry consolidation, rapid technological change, globalization of investment activities, structural changes to financial markets including consolidation, shortened settlement cycles, straight-through processing requirements, and increased demand for outsourcing. The Company believes that these long-term trends all tend to increase the demand for the Company’s products and services around the world. If these trends do not continue, then the Company’s fee-based revenue growth may be adversely affected. In addition, if the financial markets continue to consolidate, the Company may lose customers or lose revenue associated with products that may no longer be in demand which may adversely affect the Company’s revenue growth.

The Company expects that its businesses will benefit from worldwide pension reform that creates additional pools of assets that use custody and related services and investment management services. If the pace of pension reform and resulting programs, including growth of public and private pension plans, slows down or if substantial pension reform does not occur, particularly in markets in which the Company is active, then the Company’s revenue growth may be adversely affected.

In addition, unexpected sustained weakness in business and economic conditions in any or all of the domestic or international financial markets in which the Company conducts its business could have one or more of the following effects:

•

negative trends in savings rates or in individuals’ investment preferences causing customers to become risk adverse resulting in decreased demand for investment products or services offered by the Company;

•	decreased demand for custody and related services and investment management services as a result of slowed or halted inflows to pension plans;

•	increased credit costs and higher provision for credit losses as a result of lower credit quality of the Company’s clients.

Competition—The Company is subject to intense competition in all aspects of its business, which could negatively affect its ability to maintain or increase its profitability.

Many businesses in which the Company operates are intensely competitive around the world. Other domestic and international banks and financial service companies such as trading firms, broker dealers, investment banks, specialized processing companies, outsourcing companies, data processing companies and asset managers aggressively compete with the Company for fee-based business. The Company also faces competition from both unregulated and regulated financial services organizations such as mutual funds, insurance companies, credit unions, money market funds and investment counseling firms, whose products and services span the local, national and global markets in which the Company conducts operations. In addition, insurance companies, investment counseling firms, brokerage houses and other business firms and individuals offer active competition for personal trust services and investment counseling services.

Pricing pressures as a result of the ability of competitors to offer comparable or improved products or services at a lower price and customer pricing reviews may result in a reduction in the price the Company can charge for its products and services which would likely negatively affect the Company’s ability to maintain or increase its profitability.

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

Dependence on fee-based business—The Company is dependent on fee-based business for a substantial majority of its revenue and the Company’s fee-based revenues could be adversely affected by a slowing in capital market activity, significant declines in market values or negative trends in savings rates or in individual investment preferences.

The Company’s principal operational focus is on fee-based business, as distinct from commercial banking institutions that earn most of their revenues from traditional interest-generating products and services. The Company has redeployed its assets away from traditional retail banking to concentrate its resources further on fee-based businesses, including cash management, custody, mutual fund services, unit investment trusts, corporate trust, depositary receipts, stock transfer, securities execution and clearance, collateral management, and asset management.

Fees for many of the Company’s products and services are based on the volume of transactions processed, the market value of assets managed and administered, securities lending volume and spreads, and fees for other services rendered. Corporate actions, cross-border investing, global mergers and acquisitions activity, new debt and equity issuances, and secondary trading volumes all affect the level of the Company’s revenues. Asset-based fees are typically determined on a sliding scale so that, as the value of a client portfolio grows, the Company receives a smaller percentage of the increasing value as fee income. This is particularly important to the Company’s asset management, global funds services and global custody businesses. Significant declines in the values of capital assets would reduce the market value of some of the assets the Company manages and administers and result in a corresponding decrease in the amount of fees the Company receives and therefore would have an adverse effect on the Company’s results of operations. Similarly, significant declines in the volume of capital markets activity would reduce the number of transactions the Company processes and the amount of securities lending the Company does and therefore would also have an adverse effect on its results of operations.

The Company’s business generally benefits when individuals invest their savings in mutual funds and other collective funds, in defined benefit plans, unit investment trusts or exchange traded funds. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to less investment in mutual funds, other collective funds and defined contribution plans, the Company’s revenues could be adversely affected.

The Company’s fee-based revenues could be adversely affected by a stable exchange-rate environment or decreased cross-border investing activity.

The degree of volatility in foreign exchange rates can affect the amount of the Company’s foreign exchange trading revenue. Most of the Company’s foreign exchange revenue is derived from its securities servicing client base. Activity levels and spreads are generally higher when there is more volatility. Accordingly, the Company benefits from currency volatility and its foreign exchange revenue is likely to decrease during times of decreased currency volatility.

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

The trend towards use of electronic trade networks instead of traditional modes of exchange may result in unfavorable pressure on the Company’s foreign exchange business which could adversely impact foreign exchange revenue.

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

The Company’s net interest income and cash flows are sensitive to interest rate changes, changes in valuations in the debt or equity markets and changes in customer credit quality, over which the Company has no control. The Company’s net interest income is the difference between the interest income earned on the Company’s interest-earning assets, such as the loans it makes and the securities it holds in its investment portfolio, and the interest expense incurred on its interest-bearing liabilities, such as deposits and borrowed money. The Company also earns net interest income on interest-free funds it holds.

As a result of changes in interest rates, the Company may experience one or more of the following effects:

•	changes in net interest income depending on the Company’s balance sheet position at the time of change. See discussion under “Asset/Liability Management” elsewhere in this report;

•	reduced credit demand due to sustained higher interest rates;

•	an increased number of delinquencies, bankruptcies or defaults and more nonperforming assets and net charge offs as a result of abrupt increases in interest rates;

•	increased borrowing costs and reduced access to the capital markets caused by unfavorable financial conditions;

•	sustained lower interest rates, which may reduce the spread the Company earns on deposits;

•	a decline in the value of the Company’s fixed income investment portfolio as a result of increasing interest rates;

•	decreased fee-based revenues due to a slowing of capital market activity or significant declines in market value.

A more detailed discussion of the interest rate and market risks the Company faces is contained in the Risk Management section of this report.

Capital Adequacy—The Company is subject to capital adequacy guidelines and, if it fails to meet these guidelines, its financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Company and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If the Company or the Bank failed to meet these minimum capital guidelines and other regulatory requirements, their respective financial conditions would be materially and adversely affected. The regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision and implemented by the Federal Reserve may require the Company and the Bank to satisfy additional, more stringent, capital adequacy standards. The Company cannot fully predict the final form of, or the effects of, the regulatory accords or implementing regulations. Failure by the Bank to maintain its status as “well capitalized” and “well managed”, if unremedied over a period of time, would cause the Company to lose its status as a financial holding company and could affect the confidence of clients in the Company, thus also compromising its competitive position. Financial holding companies are permitted to engage in a wide range of financial activities, insurance, merchant banking and real estate investment that are not permissible for other bank holding companies and are also eligible for a streamlined review process for proposed acquisitions. See “Certain Regulatory Considerations” and “Capital Resources” elsewhere in this report.

Access to Capital Markets—If the Company’s ability to access the capital markets is diminished, the Company’s business may be adversely affected.

The Company’s business is dependent in part on its ability successfully to access the capital markets on a regular basis. The Company relies on access to both short-term money markets and long-term capital markets as significant sources of liquidity to the extent liquidity requirements are not satisfied by the cash flow from its consolidated operations. Events or circumstances, such as rising interest rates, market disruptions or an adverse change in the Company’s credit ratings, or loss of confidence of debt purchasers or counterparties in the Company or in the funds markets, could limit the Company’s access to capital markets, increase its cost of borrowing, adversely affect its liquidity, or impair its ability to execute its business plan.

Acquisitions—The Company’s acquisitions and integration of acquired businesses may not result in all of the benefits anticipated.

From time to time, to achieve its strategic objectives, the Company has acquired or invested in other companies or businesses. Since 1995, the Company has completed more than 90 acquisitions, particularly in the securities servicing and asset management businesses. In addition, the Company has entered into strategic joint ventures and alliances around the globe. The Company cannot assure you that it will realize, when anticipated or at all, the positive benefits expected as a result of its acquisitions or that any businesses acquired will be successfully integrated. Achieving the benefits of these acquisitions depends on many factors, including the successful and timely integration and, in some cases, the consolidation of products, operations and administrative functions, of two companies that have previously operated separately. Acquisitions entail numerous other risks, including the following: lower than expected performance or higher than expected costs in connection with acquisitions and integration of acquired businesses; possible loss of key employees and customers of the acquired company or business; difficulty entering new and unfamiliar markets; incurring undiscovered liabilities or operational risks associated with an acquired company or business; failure to integrate successfully any operations, personnel, services or products that we acquire; failure to achieve financial or operating objectives; the Company’s ability to realize the growth opportunities of acquired businesses; and management’s ability to achieve efficiency goals.

Failure to manage and integrate acquisitions successfully to avoid these risks could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company is subject to extensive government regulation and supervision.

The Company operates in a highly regulated environment, being subject to a comprehensive statutory regulatory regime as well as oversight by governmental agencies. In the United States, the Company and its subsidiaries are subject to regulation by government authorities in the United States and abroad. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. Laws, regulations or policies, including accounting standards and interpretations, currently affecting the Company and its subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, the Company’s business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. See “Certain Regulatory Considerations” elsewhere in this report.

Monetary and Other Governmental Policies—The Company’s business is influenced by monetary and other governmental policies.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. Heightened regulatory scrutiny and increased sanctions, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs that may impact the Company’s profitability and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into the Company’s businesses. The cost of geographically diversifying and maintaining the Company’s facilities to comply with regulatory mandates necessarily results in additional costs. See “Certain Regulatory Considerations” elsewhere in this report.

Operational Risk—The Company is exposed to operational risk as a result of providing certain services, which could adversely affect the Company’s results of operations.

The Company is exposed to operational risk as a result of providing various fee-based services including certain securities servicing, global payment services, private banking and asset management services. Operational risk is the risk of loss resulting from errors related to transaction processing, breaches of the internal control system and compliance requirements, fraud by employees or persons outside the corporation or business interruption due to system failures or other events. The Company continually assesses and monitors operational risk in its business and provides for disaster and business recovery planning including geographical diversification of its facilities; however, the occurrence of various events including unforeseeable and unpreventable events such as hurricanes or other natural disasters could still damage the Company’s physical facilities or its computer systems or software, cause delay or disruptions to operational functions, impair the Company’s clients, vendors and counterparties and negatively impact the Company’s results of operations. Operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and regulatory requirements which could have an adverse affect on the Company’s reputation.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies, procedures and technical safeguards designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Certain Regulatory Considerations,” elsewhere in this report.

Technology—The Company depends on technology and its intellectual property; if third parties misappropriate the Company’s intellectual property, the Company’s business may be adversely affected.

The Company is dependent on technology because many of the Company’s products and services depend on processing large volumes of data. The Company’s technology platforms must therefore provide global capabilities and scale. Rapid technological changes require significant and ongoing investments in technology to develop competitive new products and services or adopt new technologies. Technological advances which result in lower transaction costs may adversely impact the Company’s revenues. In addition, unsuccessful implementation of technological upgrades and new products may adversely impact the Company’s ability to service and retain customers.

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

The Company uses trademark, trade secret, copyright and other proprietary rights and procedures to protect its intellectual property and technology resources. Despite the Company’s efforts, it cannot be certain that the steps it takes to prevent unauthorized use of its proprietary rights are sufficient to prevent misappropriation of its technology, particularly in foreign countries where laws or law enforcement practices may not protect its proprietary rights as fully as in the United States. In addition, the Company cannot be sure that courts will adequately enforce contractual arrangements it has entered into to protect its proprietary technologies. If any of the Company’s proprietary information were misappropriated by or otherwise disclosed to the Company’s competitors, its competitive position could be adversely affected. The Company may incur substantial costs to defend ownership of its intellectual property or to replace misappropriated proprietary technology. If a third party were to assert a claim of infringement of its proprietary rights, obtained through patents or otherwise, against the Company with respect to one or more of its methods of doing business or conducting its operations, the Company could be required to spend significant amounts to defend such claims, develop alternative methods of operations, pay substantial money damages or obtain a license from the third party.

Acts of Terrorism—Acts of terrorism may have a continuing negative impact on the Company’s business.

Acts of terrorism could have a significant impact on the Company’s business and operations. While the Company has in place business continuity and disaster recovery plans, acts of terrorism could still damage the Company’s facilities and disrupt or delay normal operations, and have a similar impact on the Company’s clients, suppliers, and counterparties. Acts of terrorism and global conflicts could also negatively impact the purchase of the Company’s products and services to the extent they resulted in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. The war in Iraq, global conflicts, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on the Company in ways that the Company is necessarily unable to predict.

Reputational and Legal Risk—The Company’s business may be negatively affected by adverse publicity, regulatory actions or litigation with respect to the Company, other well-known companies and the financial services industry generally.

Adverse publicity and damage to the Company’s reputation arising from its failure or perceived failure to comply with legal and regulatory requirements, actions of errant employees, financial reporting irregularities involving itself or other large and well known companies, increasing regulatory scrutiny of “know your customer” anti-money laundering and anti-terrorist procedures and their effectiveness, regulatory investigations of the mutual fund industry, including mutual funds advised by the Company, and litigation that arises from the failure or perceived failure of the Company to comply with compliance policies and procedures, could result in increased regulatory supervision, affect the Company’s ability to attract and retain customers or maintain access to the capital markets, result in suits, enforcement actions, fines and penalties or have adverse effects on the Company in ways that are not predictable. Investigations by various federal and state regulatory agencies, the Department of Justice and state attorneys general, and any related litigation, could have an adverse effect on investment activity generally and on the Company.

On April 21, 2006, the Bank entered into a formal written agreement with the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls in connection with the Bank’s anti-money laundering program. The Agreement outlines a series of steps to strengthen and enhance the Bank’s compliance practices, systems, controls and procedures and remains in effect until terminated by the banking regulators. Failure to comply with the written agreement could result in sanctions, money penalties and reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s subsidiaries are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers of the Company’s subsidiaries may make claims and take legal action pertaining to performance of fiduciary responsibilities. Whether customer claims and legal action related to the subsidiary’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the subsidiary they may result in material financial liability and materially impair the market perception of the Company and its products.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.

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

The U.S. Treasury Department and Internal Revenue Service (“IRS”) have taken increasingly aggressive positions against certain corporate investment programs that either reduce or defer taxes. The IRS has challenged certain types of structured transactions including leasing investments referred to as LILOs, in which the Company engaged prior to mid-1999 and SILOs in which the Company engaged prior to 2004. See “Commitments and Contingent Liabilities” in the Notes to the Consolidated Financial Statements.

The Company has also entered into investments that produce synthetic fuel from coal byproducts. Section 29 of the Internal Revenue Code provides a tax credit for these types of transactions. The amount of the credit is dependent on the amount of synthetic fuel produced by these investments. Synthetic fuel production can be impacted by mine, workforce, transportation, and weather conditions among other factors. The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel produced in any given year are phased out if the reference price of a barrel of oil for that year falls above a specified, inflation-adjusted price range.

The Company estimates that the 2007 phase-out would begin if, for the entire calendar year of 2007, reference prices corresponding to popularly published spot prices of approximately $64 for a barrel of oil and the credit would fully phase-out at popularly published spot prices of $78 for a barrel of oil. To manage its exposure to oil prices in 2007, the Company entered into an oil-related option contract in January 2007. The synthetic fuel credit program terminates at the end of 2007. See the “Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations” section regarding synthetic fuel credits.

The Company believes it has adequate tax reserves to cover the potential tax exposures the IRS is likely to raise. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary, but the reserves may prove inadequate because the Company necessarily cannot accurately predict the outcome of any challenge, settlement or litigation or to what extent it will negatively affect the Company or its business.

Going forward, the Company anticipates it will have fewer opportunities to participate in lease investing, tax credit programs and similar transactions that have benefited the Company in the past. This may adversely impact the Company’s net interest income and effective tax rate. In addition, changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on the Company’s results of operations.

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

Credit Reserves—The Company could incur income statement charges if its reserves for credit losses, including loan reserves, are inadequate.

The Company has credit exposure to the airline, automotive, and telecommunications industries, as well as to many other industries. The Company cannot provide any assurance as to whether charge-offs related to these sectors or to different credit risks may occur in the future. Though credit risk is inherent in lending activities, the Company’s revenues and profitability are adversely affected when its borrowers default in whole or in part on their loan obligations to it. The Company relies on its business experience to estimate future defaults, which it uses to create loan loss reserves against its loan portfolio. It cannot provide any assurance that these reserves, based on management estimates, will not be required to be augmented due to an unexpectedly high level of defaults. If reserves for credit losses, including loan reserves, are not sufficient, the Company would be required to record a larger loan reserve against current earnings.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Disclosure Committee, whose members include the Chief Executive Officer and Chief Financial Officer, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its SEC reports is timely recorded, processed, summarized and reported. In addition, the Company’s ethics hotline can also be used by employees for the anonymous communication of concerns about financial controls or reporting matters. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, the Company may routinely modify, upgrade or enhance its internal controls and procedures for financial reporting. There have not been any changes in the Company’s internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and related notes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company’s internal control over financial reporting is effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their attestation report on the following page.

AUDITOR’S ATTESTATION REPORT

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of The Bank of New York Company, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that The Bank of New York Company, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Bank of New York Company, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Bank of New York Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bank of New York Company, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

New York, New York

February 21, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized in New York, New York, on the 21st day of February, 2007.

The Bank of New York Company, Inc.

By:	/s/ THOMAS J. MASTRO
Thomas J. Mastro Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. RENYI Thomas A. Renyi	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	February 21, 2007

/s/ GERALD L. HASSELL Gerald L. Hassell	President and Director	February 21, 2007

/s/ THOMAS P. GIBBONS Thomas P. Gibbons	Senior Executive Vice President and Chief Financial Officer (Principle Financial Officer)	February 21, 2007

/s/ THOMAS J. MASTRO Thomas J. Mastro	Comptroller (Principal Accounting Officer)	February 21, 2007

/s/ FRANK J. BIONDI, JR. Frank J. Biondi, Jr.	Director	February 21, 2007

/s/ NICHOLAS M. DONOFRIO Nicholas M. Donofrio	Director	February 21, 2007

/s/ RICHARD J. KOGAN Richard J. Kogan	Director	February 21, 2007

/s/ MICHAEL J. KOWALSKI Michael J. Kowalski	Director	February 21, 2007

/s/ JOHN A. LUKE, JR. John A. Luke, Jr.	Director	February 21, 2007

/s/ JOHN C. MALONE John C. Malone	Director	February 21, 2007

/s/ CATHERINE A. REIN Catherine A. Rein	Director	February 21, 2007

Signature	Title	Date

/s/ WILLIAM C. RICHARDSON William C. Richardson	Director	February 21, 2007

/s/ BRIAN L. ROBERTS Brian L. Roberts	Director	February 21, 2007

/s/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	February 21, 2007

/s/ RICHARD C. VAUGHAN Richard C. Vaughan	Director	February 21, 2007

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Filed	Pages
The Bank of New York Company, Inc. Consolidated Financial Statements	76 - 80
Notes to Consolidated Financial Statements	81 - 124
Report of Independent Registered Public Accounting Firm	125

Financial statement schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in the notes thereto.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed or incorporated by reference certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

The exhibits filed as part of the 2006 Form 10-K are accessible at no cost on the Company’s website at www.bankofny.com or through the United States Securities and Exchange Commission’s website at www.sec.gov. Printed copies of the exhibits may be obtained by shareholders of record for $0.15 per page by writing to Bart Schwartz, Office of the Secretary, The Bank of New York Company, Inc., One Wall Street, New York, NY 10286.

The following Exhibit Index lists the Exhibits to the Annual Report on Form 10-K.

Exhibit No.
2(a)	Agreement and Plan of Merger, dated December 3, 2006 between Mellon Financial Company and The Bank of New York Company, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 7, 2006.

3(a)	The By-Laws of The Bank of New York Company, Inc. as amended through April 12, 2005 incorporated by reference to Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(b)	Restated Certificate of Incorporation of The Bank of New York Company, Inc. dated May 8, 2001, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 filed June 7, 2001 (File No. 333-62516, 333-62516-01, 333-62516-02, 333-62516-03 and 333-62516-04).

4(a)	None of the outstanding instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any of such instrument.

*10(a)	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(b)	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.
*(c)	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(d)	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements, incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(e)	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(f)	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(g)	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(h)	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(i)	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(j)	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*(k)	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(l)	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation, incorporated by reference to Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*(m)	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-Q for quarter ended September 30, 2000.

*(n)	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(jjj) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(o)	Amendment Number 14 dated June 28, 2002 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(p)	Amendment Number 15 dated June 30, 2003 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(q)	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.
*(r)	Amendment Number 17 dated June 10, 2004 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

*(s)	Amendment Number 18 dated June 29, 2005 to the Trust Agreement related to executive compensation agreements, incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*(t)	Compensation Agreement dated April 17, 1997, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*(u)	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

*(v)	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(w)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995, incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

*(x)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002, incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*†(y)	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated December 15, 2006.

*(z)	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(aa)	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(bb)	Amendment dated November 14, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

*(cc)	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan, incorporated by reference to Exhibit 10(kk) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*(dd)	2004 Management Incentive Compensation Plan of The Bank of New York Company, Inc. as Amended and Restated, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*(ee)	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated March 31, 2003.

*(ff)	Amendment dated December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(ee) to the Company’s Form 10-K for the year ended December 31, 2005.

*†(gg)	Amendment dated December 15, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.

Exhibit No.
*(hh)	1988 Long-Term Incentive Plan as amended through December 8, 1992, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

*(ii)	Amendment dated October 11, 1994 to the 1988 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(jj)	The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

*(kk)	Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(ll)	Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(mm)	Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(nn)	Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(oo)	Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc. incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(pp)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*†(qq)	Amendment dated December 15, 2006 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.

*(rr)	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*(ss)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(tt)	Amendment dated December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(qq) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*†(uu)	Amendment dated December 15, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.

*(vv)	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

Exhibit No.
*†(ww)	Amended and Restated Retirement Plan of The Bank of New York Company, Inc. dated December 21, 2006.

*(xx)	Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(yy)	Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(zz)	Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(aaa)	Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(bbb)	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(ccc)	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(ddd)	Amendment dated December 13, 2005 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

*(eee)	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

*(fff)	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(ggg)	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

*(hhh)	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(iii)	Amendment dated November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc., incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*(jjj)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(kkk)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*(lll)	Employee Severance Agreement dated July 11, 2000, incorporated by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.
*(mmm)	Employee Severance Agreement dated July 8, 2003 for an executive officer of the Company, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

*(nnn)	Employee Severance Agreement dated July 1, 2005, incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended for June 30, 2005.

*(ooo)	Letter Agreement with Releases, dated June 30, 2006, between The Bank of New York Company, Inc., and Joseph M. Velli, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Commission on June 30, 2006.

*(ppp)	Employee Severance Agreement, dated July 11, 2000 between The Bank of New York Company, Inc. and Joseph M. Velli, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Commission on June 30, 2006.

*(qqq)	Form of Remuneration Agreement dated October 11, 1994 between the Company and three of the five most highly compensated officers of the Company, incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

*(rrr)	Description of Remuneration Agreement dated December 13, 2000 between the Company and an executive officer of the Company incorporated by reference to Exhibit 10(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*(sss)	Form of Stock Option Agreement under the Registrant’s 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*(ttt)	Form of Performance Share Agreement under the Registrant’s 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*(uuu)	Form of Restricted Stock Agreement under the Registrant’s 2003 Long-Term Incentive Plan incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,2006.

(vvv)	Lease agreement dated July 16, 2004 between Suntrust Equity Funding, LLC and Tennessee Processing Center LLC, incorporated by reference to Exhibit 10(ooo) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(www)	Master agreement dated July 16, 2004 between The Bank of New York Company, Inc., Tennessee Processing Center LLC, Suntrust Equity Funding, LLC, incorporated by reference to Exhibit 10(ppp) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(xxx)	Real Estate Lease Dated February 27, 2006 between 4101 Austin Boulevard Corp. and Fructibail Invest, incorporated by reference to Exhibit 10(qqq) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(yyy)	Real Estate Lease Waiver Agreement dated February 27, 2006 between 4101 Austin Boulevard Corp. and Fructibail Invest, incorporated by reference to Exhibit 10(rrr) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(zzz)	Real Estate Sublease dated February 27, 2006 between The Bank of New York and Fructibail Invest, incorporated by reference to Exhibit 10(sss) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(aaaa)	Real Estate Sublease Waiver Agreement dated February 27, 2006 between The Bank of New York and Fructibail Invest, incorporated by reference to Exhibit 10(ttt) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit No.
(bbbb)	Supplemental Agreement dated February 27, 2006 by and among Fructibail Invest, 4101 Austin Boulevard Corp. and The Bank of New York, incorporated by reference to Exhibit 10(uuu) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(cccc)	Guarantee of The Bank of New York Company, Inc. dated February 27, 2006, incorporated by reference to Exhibit 10(vvv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(dddd)	Purchase & Assumption Agreement, dated as of April 7, 2006 by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 13, 2006.

(eeee)	Amended and Restated Purchase & Assumption Agreement, dated as of October 1, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(ffff)	Stock Option Agreement dated December 3, 2006, between Mellon Financial Corporation, as issuer, and The Bank of New York Company, Inc., as grantee, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 7, 2006.

(gggg)	Stock Option Agreement dated December 3, 2006, between The Bank of New York Company, Inc., as issuer, and Mellon Financial Corporation, as grantee, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 7, 2006.

12†	Statement - Re: Computation of Earnings to Fixed Charges Ratios

21†	Subsidiaries of the Registrant

23.1†	Consent of Ernst & Young LLP

31(a)†	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)†	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)†	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a Management Contract or Compensatory Plan or Arrangement
†	Filed herewith