Form 10-Q
period 2007-03-31
BANK OF NEW YORK CO INC
filed 2007-05-09
CIK 9626

                      THE BANK OF NEW YORK COMPANY, INC.

                         Quarterly Report on Form 10-Q
                For the quarterly period ended March 31, 2007



  The Quarterly Report on Form 10-Q and cross reference index is on page 72.

                      THE BANK OF NEW YORK COMPANY, INC.
                               FINANCIAL REVIEW
                               TABLE OF CONTENTS



         Consolidated Financial Highlights                               1

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations

          - Overview                                                     3
          - First Quarter 2007 Highlights                                5
          - Consolidated Income Statement Review                         6
          - Business Segment Review                                     12
          - Critical Accounting Policies                                26
          - Consolidated Balance Sheet Review                           30
          - Liquidity                                                   37
          - Capital Resources                                           40
          - Trading Activities                                          42
          - Asset/Liability Management                                  44
          - Statistical Information                                     45
          - Supplemental Information                                    46
          - Merger Agreement with Mellon Financial Corporation          48
          - Forward-Looking Statements and Risk Factors                 48
          - Mellon Transaction                                          49
          - Government Monetary Policies and Competition                50
          - Website Information                                         50

         Consolidated Financial Statements
          - Consolidated Balance Sheets
             March 31, 2007 and December 31, 2006                       51
          - Consolidated Statements of Income
             for the Three Months Ended
             March 31, 2007, December 31, 2006,
             and March 31, 2006                                         52
          - Consolidated Statement of Changes In
             Shareholders' Equity for the Three
             Months Ended March 31, 2007                                53
          - Consolidated Statements of Cash Flows
             for the Three Months Ended
             March 31, 2007 and 2006                                    54
          - Notes to Consolidated Financial Statements                  55

         Form 10-Q
          - Cover                                                       72
          - Controls and Procedures                                     73
          - Legal and Regulatory Proceedings                            73
          - Risk Factors                                                74
          - Unregistered Sales of Equity Securities
             and Use of Proceeds                                        74
          - Exhibits                                                    75
          - Signature                                                   76

                                THE BANK OF NEW YORK COMPANY, INC.
                                Consolidated Financial Highlights
                                           (Unaudited)
------------------------------------------------------------------------------------
                                                        Quarter ended
                                              --------------------------------------
(dollar amounts in millions, except per       March 31,     Dec. 31,   March 31,
share amounts and unless otherwise noted)          2007         2006        2006
------------------------------------------------------------------------------------
Reported Results:
-----------------

Net income                                    $    434      $  1,789    $    422
Basic EPS                                         0.58          2.39        0.55
Diluted EPS                                       0.57          2.36        0.55

Continuing Operations:
----------------------

Key metrics
-----------
Noninterest income                            $  1,475      $  1,441    $  1,265
Net interest income                                427           451         339
                                              --------      --------    --------
Total revenue                                 $  1,902      $  1,892    $  1,604

Total expense                                    1,272         1,285       1,069
Pre-tax operating margin                            34%           33%         33%
Net interest margin                               2.18          2.27        1.95
Net interest income on tax
  equivalent basis                            $    429      $    452    $    346
Net income                                         437           427         360
Basic EPS                                         0.58          0.57        0.47
Diluted EPS                                       0.57          0.56        0.47

Performance ratios
------------------
Return on average common equity                  15.70%        14.95%      14.75%
Return on average common equity excluding
  merger & integration costs                     16.06         15.36       14.75
Return on average assets                          1.73          1.66        1.50
Return on average assets excluding
  merger & integration costs                      1.78          1.70        1.50

Return on average tangible common equity         39.20         36.45       27.97
Return on average tangible common equity
  excluding merger & integration costs           40.09         37.39       27.97
Return on average tangible assets                 1.93          1.87        1.61
Return on average tangible assets
  excluding merger & integration costs            1.98          1.92        1.61

Selected average balances
-------------------------
Interest-earning assets                       $ 79,075      $ 79,841    $ 71,035
Total assets                                   101,975       102,138      91,831
Interest-bearing deposits                       43,862        44,344      41,263
Noninterest-bearing deposits                    14,903        14,721      10,119
Shareholders' equity                            11,277        11,340       9,888

Employees                                       23,134        22,961      19,989

Credit loss provision and net charge-offs
-----------------------------------------
Total provision                               $    (15)     $    (15)   $      -
Total net (charge-offs)/recoveries                   3           (24)          4

Loans
-----
Allowance for loan losses
  As a percent of total loans                     0.76%         0.76%       1.04%
  As a percent of non-margin loans                0.87          0.88        1.24
Total allowance for credit losses
  As a percent of total loans                     1.11          1.16        1.47
  As a percent of non-margin loans                1.28          1.34        1.76

Nonperforming assets
--------------------
Total nonperforming assets                    $     29      $     38    $     25
Nonperformance assets ratio                        0.1%          0.1%        0.1%



                                THE BANK OF NEW YORK COMPANY, INC.
                                Consolidated Financial Highlights
                                           (Unaudited)
------------------------------------------------------------------------------------
                                                        Quarter ended
                                              --------------------------------------
(dollar amounts in millions, except per       March 31,     Dec. 31,   March 31,
share amounts and unless otherwise noted)          2007         2006        2006
------------------------------------------------------------------------------------
Assets under Custody and Administration
---------------------------------------
  (in trillions) (1)
--------------------
Assets under Custody and Administration        $   13.8     $   13.0    $   11.3
Equity securities                                    32%          33%         33%
Fixed income securities                              68           67          67
Cross-border assets                            $    5.0     $    4.7    $    3.7

Assets under management (in billions) (2)
-----------------------------------------
Asset and wealth management
  Equity securities                            $     41     $     39    $     37
  Fixed income securities                            22           21          21
  Alternative investments                            33           33          26
  Liquid assets                                      34           38          29
                                               --------     --------    --------
Asset and wealth management                    $    130     $    131    $    113
Foreign exchange overlay                             12           11          11
Securities lending short-term
  investment funds                                   54           48          49
                                               --------     --------    --------
Total assets under management                  $    196     $    190    $    173
                                               ========     ========    ========

Capital ratios
--------------
Tier 1 capital ratio                               8.43%        8.19%       8.28%
Total capital ratio                               12.81        12.49       12.44
Leverage ratio                                     6.80         6.67        6.51
Adjusted tangible common equity ratio (3)          5.47         5.30        5.54

Average shares outstanding (in thousands)
-----------------------------------------
Basic                                           750,737      746,688     763,851
Diluted                                         763,083      757,981     773,630

Other
-----
Book value per common share                    $  15.20     $  15.34    $  13.09
Tangible book value per common share               6.53         6.57        7.08
Period-end shares outstanding
  (in thousands)                                758,324      755,861     771,561

Dividends per share                            $   0.22     $   0.22    $   0.21
Dividend yield                                     2.17%        2.24%       2.33%
Closing common stock price per share           $  40.55     $  39.37    $  36.04
Market capitalization (in billions)                30.8         29.8        27.8


Note:
   (1)	Estimated Assets under Custody and Administration include assets under administration and safekeeping.
   (2)	Estimated
   (3)	Includes deferred tax liabilities of $154 million for the first quarter of 2007,
        $164 million for the fourth quarter of 2006, and $20 million for the first quarter of 2006 related to non-tax deductible identifiable intangible assets.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

     The Bank of New York Company, Inc.'s (the "Company") actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading "Forward-Looking Statements and Risk Factors." When used in this report words such as "estimate," "forecast," "project," "anticipate," "confident," "target," "expect," "intend," "think," "continue," "seek," "believe," "plan," "goal," "could," "should," "may," "will," "strategy," "highly attractive," "rapidly evolving financial markets," "synergies," "opportunities," "superior returns," "well-positioned," "trends," "pro forma" and words of similar meaning, signify forward-looking statements in addition to statements specifically identified as forward-looking statements. In addition, certain business terms used in this document are defined in the Company's 2006 Annual Report on Form 10-K.

OVERVIEW

The Company's Businesses

     The Bank of New York Company, Inc. (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to move and manage their financial assets in more than 100 markets worldwide. The Company has a long tradition of collaborating with clients to deliver innovative solutions through its core competencies: securities servicing, treasury management, asset management, and wealth management. The Company's extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments and foundations. Its principal subsidiary, The Bank of New York (the "Bank"), founded in 1784, is the oldest bank in the United States and has consistently played a prominent role in the evolution of financial markets worldwide.

     The Company's strategy over the past decade has been to focus on highly scalable, fee-based securities servicing and fiduciary businesses, and it has achieved top three market share in most of its major product lines. The Company distinguishes itself competitively by offering one of the industry's broadest array of products and services around the investment lifecycle. These include:

* advisory and asset management services to support the investment decision;
* custody, securities lending, accounting, and administrative services for investment portfolios;
* clearance and settlement capabilities and trade and foreign exchange execution;
* sophisticated risk and performance measurement tools for analyzing portfolios; and
*  services for issuers of both equity and debt securities.

     By providing integrated solutions for clients' needs, the Company strives to be the preferred partner in helping its clients succeed in the world's rapidly evolving financial markets.

     The Company's long-term financial objectives include:

*  achieving positive operating leverage over an economic cycle; and
* sustaining top-line growth by expanding client relationships and winning new ones.

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

     The Company has taken recent actions that have significantly transformed the Company. During 2006 the Company:

* Agreed to merge with Mellon Financial Corporation ("Mellon"), a global leader in asset management and securities servicing
* Sold its retail and regional middle market banking businesses ("Retail Business")
* Purchased the corporate trust business (the "Acquired Corporate Trust Business") of JPMorgan Chase & Co. ("JPMorgan Chase")
* Formed a joint venture known as BNY ConvergEx Group, LLC, a trade execution and investment technology firm

    As part of the transformation to a leading securities servicing provider, the Company has also de-emphasized or exited several of its slower growth traditional banking businesses over the past decade. The Company's more significant actions include selling its credit card business in 1997 and its factoring business in 1999, significantly reducing non-financial corporate credit exposures, and most recently, the sale of the Company's Retail Business. To the extent these actions generated capital, the capital has been reallocated to the Company's higher-growth businesses or used to repurchase shares.

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

FIRST QUARTER 2007 HIGHLIGHTS

     The Company reported first quarter net income of $434 million and diluted earnings per share of 57 cents. On an adjusted basis, excluding merger and integration costs, first quarter net income was $449 million and diluted earnings per share was 59 cents. This compares to net income of $422 million, or 55 cents of diluted earnings per share, and income from continuing operations of $360 million, or 47 cents of diluted earnings per share, in the first quarter of 2006.

Performance highlights for the quarter include:

* Asset servicing revenue grew 17% over the first quarter of 2006, driven by custody, fund services, and broker-dealer services;
* Asset and wealth management fees were up 20% over the first quarter of 2006 reflecting organic growth;
* Issuer services results were strong following the seasonally robust fourth quarter;
*  Asset quality remained excellent;
*  Good expense discipline drove positive operating leverage.

     In the first quarter of 2007, the Company continued its strong momentum and achieved broad-based growth. The performance reflected the strength of the Company's business model, which has been built to benefit from global capital flows and investor activity. The Company benefited from active capital markets and the increase in net new business remains favorable.

CONSOLIDATED INCOME STATEMENT REVIEW

Noninterest Income
------------------

Continuing Operations
---------------------

                                                      Percent Inc/(Dec)
                                                      -----------------
                                                      1Q07 vs.  1Q07 vs.
(In millions)                      1Q07   4Q06   1Q06    4Q06      1Q06
                                 ------ ------ ------ --------  -------
Securities servicing fees
  Asset servicing                $  393 $  355 $  335      11%      17%
  Issuer services                   319    340    154      (6)     107
  Clearing services                 278    263    342       6      (19)
                                 ------ ------ ------
Securities servicing fees           990    958    831       3       19
Global payment services              50     51     51      (2)      (2)
Asset & wealth
  management fees                   153    154    127      (1)      20
Performance fees                     14     18      7     (22)     100
Financing-related fees               52     61     63     (15)     (17)
Foreign exchange and
  other trading activities          128     98    113      31       13
Securities gains/(losses)             2      2     (4)      -      150
Asset/investment income              35     47     34     (26)       3
Other(1)                             51     52     43      (2)      19
                                 ------ ------ ------
Total noninterest income         $1,475 $1,441 $1,265       2       17
                                 ====== ====== ======

 (1) Includes net economic value payments of $25 million and $23 million for the first quarter of 2007 and the fourth quarter of 2006.


     The results of many of the Company's businesses are influenced by customer activities that vary by quarter. For instance, consistent with an overall decline in securities industry activity in the summer, the Company typically experiences a seasonal decline in the third quarter. The Company also experiences seasonal increases in securities lending and depositary receipts reflecting European dividend distribution during the second quarter of the year, and to a lesser extent, in the fourth quarter of the year.

     The increase in noninterest income versus the year-ago quarter primarily reflects growth in securities servicing, asset and wealth management and foreign exchange and other trading activities. The first quarter of 2007 and the fourth quarter of 2006 reflect the new business mix including higher revenue from the Acquired Corporate Trust Business partially offset by the BNY ConvergEx transaction. The sequential-quarter increase in noninterest income primarily reflects growth in securities servicing fees and foreign exchange and other trading revenues.

     Securities servicing fees increased over the first quarter period of 2006 reflects strong growth in asset servicing and issuer services. Securities servicing fees were up sequentially reflecting growth in asset servicing and clearing services. See "Institutional Services Segment" in "Business Segment Review" for additional details.

     Global payment services fees were down slightly from the first and fourth quarters of 2006. Compared with the first quarter of 2006, the level of fees has been impacted by customers paying with a higher value of compensatory balances in lieu of fees. Global payment services includes fees related to funds transfer, cash management, and liquidity management.

     Asset and wealth management fees increased from the first quarter of 2006 primarily due to growth in assets under management, notably in alternative investments, as well as the acquisition of Urdang, a real estate investment management company, in March of last year. Total assets under management for asset and wealth management were $130 billion at March 31,

2007, up from $113 billion at March 31, 2006 and essentially unchanged from December 31, 2006.

    Performance fees were up from a year-ago quarter reflecting strong results at two of the Company's alternative asset management subsidiaries, Ivy Asset Management and Alcentra. The sequential-quarter decline primarily reflects the robust fourth quarter in performance fees.

     Financing-related fees decreased from a year-ago quarter and fourth quarter of 2006 reflecting a lower level of credit-related activities consistent with the Company's strategic direction. Finance-related fees include capital markets and investment banking fees, loan commitment fees and credit-related trade fees.

     Foreign exchange and other trading revenues were up sequentially and from the first quarter of 2006 reflecting an increase in other trading activities driven by interest rate derivatives and hedging transactions. Foreign exchange revenue increased on a sequential quarter basis consistent with higher market volatility and volumes in late February and early March. Foreign exchange results were down from the first quarter of 2006 reflecting lower market volatility.

     Asset/investment income in the quarter reflected continued strong returns on investments in the sponsor fund portfolio. Venture capital income was $17 million in the first quarter of 2007, down from $29 million in the fourth quarter of 2006 and $23 million in the first quarter of 2006. In the fourth quarter of 2006, the Company sold one of its sponsor fund investments to a third party for a realized gain of $11 million. Asset/investment income includes the gains and losses on private equity investments, income from insurance contracts, and lease residual gains and losses.

     Other noninterest income is comprised of asset-related gains, equity investment income, net economic value payments, and other transactions. Asset-related gains include loan and real estate dispositions. Equity investment income primarily reflects the Company's proportionate share of the income from its investment in Wing Hang Bank Limited. Other income primarily includes low income housing, other investments and various miscellaneous revenues.

The breakdown among these four categories is shown below:

Other Noninterest Income


(In millions)                          1Q07     4Q06     1Q06
-------------------------------      -------  -------  -------
Asset-related gains                  $    12  $    19  $    34
Equity investment income                  13       11       11
Net economic value payments               25       23        -
Other	                                   1       (1)      (2)
                                     -------  -------  -------
Other noninterest income             $    51  $    52  $    43
                                     =======  =======  =======


     Other noninterest income decreased versus fourth quarter of 2006 reflecting lower asset-related gains. The first quarter 2007 results include net economic value payments of $25 million compared with $23 million in the fourth quarter of 2006 on corporate trust deposits that have not yet transitioned to the Company's balance sheet. The first quarter of 2006 included pre-tax gain of $31 million related to the conversion of the Company's New York Stock Exchange seats into cash and shares of NYSE Group, Inc. common stock. The fourth quarter 2006 results include a $6 million loss related to low-income housing investments.

Net Interest Income
-------------------

Continuing Operations
---------------------

                                             Percent Inc/(Dec)
                                             -----------------
(Dollars in millions)                        1Q07 vs. 1Q07 vs.
                            1Q07  4Q06  1Q06   4Q06     1Q06
                            ----  ----  ---- -------- --------
Net interest income         $427  $451  $339   (5)%       26%
Tax equivalent
  adjustment(1)                2     1     7
                            ----  ----  ----
Net interest income
 on a tax equivalent basis  $429  $452  $346   (5)        24
                            ====  ====  ====

Net interest margin         2.18% 2.27% 1.95%

(1) Selected items included in net interest income have been adjusted to a tax equivalent basis as shown above. To calculate the tax equivalent revenues and profit or loss, the Company adjusts tax-exempt revenues and the income or loss from such tax-exempt revenues to show these items as if they were taxable, applying an assumed tax rate of 35 percent. The Company believes that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry standards.

     Net interest income and net interest margin increased from the first quarter of 2006 reflecting higher deposit balances associated with the Acquired Corporate Trust Business, as well as higher amounts of interest-earning assets and interest-free balances and the greater value of interest-free balances in a higher rate environment.

     The sequential-quarter decrease in net interest income and net interest margin was driven by a lower volume of low cost deposits associated with the securities servicing business and fewer days in the quarter. Net interest margin was 2.18% in the first quarter of 2007, compared with 1.95% in the first quarter of 2006 and 2.27% in the fourth quarter of 2006.

     Net interest income does not reflect the impact of certain deposits of the Acquired Corporate Trust Business which are expected to transition to the Company's balance sheet in the second quarter of 2007. Pro forma for the inclusion of these deposits and the associated economic value on these deposits, the net interest margin would have been approximately 2%.

Noninterest Expense and Income Taxes
------------------------------------

Continuing Operations
---------------------


                                                           Percent Inc/(Dec)
                                                           -----------------
                                                           1Q07 vs. 1Q07 vs.
(In millions)                          1Q07   4Q06   1Q06   4Q06     1Q06
                                      ------ ------ ------ -------- --------
Staff                                 $  720 $  736 $  604     (2)%     19%
Net occupancy                             79     73     68      8       16
Furniture and equipment                   50     45     51     11       (2)
Clearing                                  37     38     50     (3)     (26)
Sub-custodian expenses                    34     33     34      3        -
Software                                  54     59     55     (8)      (2)
Business development                      30     30     23      -       30
Communications                            19     23     26    (17)     (27)
Professional, legal and
  other purchased services               130    125     82      4       59
Distribution and servicing                 4      5      4    (20)       -
Amortization of intangibles               28     34     13    (18)     115
Merger and integration costs              15     17      -    (12)      NM
Other                                     72     67     59      7       22
                                      ------ ------ ------
Total noninterest expense              1,272  1,285  1,069     (1)      19
Merger and integration costs             (15)   (17)     -    (12)      NM
                                      ------ ------ ------
Total noninterest expense excluding
  merger and integration costs        $1,257 $1,268 $1,069     (1)      18
                                      ====== ====== ======

NM - Not meaningful

     Noninterest expense was up compared with the first quarter of 2006 and down on a sequential-quarter basis.

  The decline in sequential quarter expenses reflects strong expense discipline across many of the Company's businesses.

  * The decrease in staff expense reflects lower incentive compensation and pension expenses.
      Staff expense is comprised of:
      -	compensation expense, which includes
          * base salary expense, primarily driven by headcount,
          * the cost of temporary help and overtime, and
          * severance expense;
      -	incentive expense, which includes
         * additional compensation earned under a wide range of
           sales commission plans and incentive plans designed to
           reward a combination of individual, business unit and
           corporate performance versus goals, and
         * stock option expense; and
      -	employee benefit expense, primarily medical benefits, payroll taxes, pension and other retirement benefits.

  * The increase in net occupancy primarily reflects the conversion of AIB/BNY Securities Servicing (Ireland) Ltd. ("AIB/BNY") to a wholly-owned subsidiary.

  * The fourth quarter of 2006's amortization of intangibles included a $6 million impairment charge related to the write-off of customer intangibles.

  * Other expense included transition services expense and other costs related to the Acquired Corporate Trust Business of $21 million in the current quarter and $22 million in the fourth quarter of 2006.

  * Merger and integration expense in the first quarter of 2007 included $11 million related to the Acquired Corporate Trust
    Business and $4 million related to the anticipated merger with Mellon.

     The purchase of the Acquired Corporate Trust Business and the remaining 50% of AIB/BNY joint venture, along with the disposition of certain execution businesses in the BNY ConvergEx transaction, significantly impacts comparisons of the first quarter of 2007 to the first quarter of 2006. The net impact of these transactions was to increase staff expense, net occupancy, business development, professional, legal, and other purchased services, amortization of intangibles, and other expense. The BNY ConvergEx transaction also resulted in lower clearing expenses.

     The effective tax rate for the first quarter of 2007 was 32.2%, compared to 32.7% in the first quarter of 2006 and 31.4% in the fourth quarter of 2006. The decrease from the first quarter of 2006 primarily reflects foreign sales corporation benefits for certain leverage leases. The sequential quarter increase reflects lower Section 29 tax credits related to synthetic fuel.

     The Company's effective tax rate in the future is expected to be impacted by the price of oil, which determines the amount of synthetic fuel tax credits (Section 29 of the Internal Revenue Code) it will receive. These credits relate to investments that produce alternative fuel from coal byproducts.

     To manage its exposure in 2007 to the risk of an increase in oil prices that could reduce synthetic fuel tax credits, the Company entered into an option contract covering a specified number of barrels of oil that settles at the end of 2007. The option contract economically hedges a portion of the Company's projected 2007 synthetic fuel tax credit benefit. The contract does not qualify for hedge accounting and, as a result, changes in the fair value of the option will be recorded currently in trading income. The Company may enter into further option contracts to protect against fluctuations in oil prices.

     At March 31, 2007, the Company assumed a $73 average price per barrel after March 31, 2007 to estimate the 2007 benefit from synthetic fuel credits. To the extent the average oil price differs from this assumption, the table below shows the estimated effect on earnings per share ("EPS") for 2007.

          Avg. Price
           Per Barrel                                  Option Contract
      March 31, 2007 -    Phase-       Net Benefit     Benefit/ (Cost)     EPS
     December 31, 2007    out %       (In millions)     (In millions)      Effect
    --------------------  --------     -----------     ---------------     --------
           $ 67              8.4%       $ 52.1             $(1.5)          $ 0.02
             69             18.8          46.2               1.5             0.02
            ---------------------------------------------------------------------
           | 73             40.0          34.1               7.7             0.01|(1)
            ---------------------------------------------------------------------
             75             50.2          28.3              10.6             0.01
             77             60.7          22.4              12.1             0.00

(1) March 31, 2007 assumption used to compute effective tax rate.

     If the 2007 annual average price per barrel of oil were to go below $64 or above $78, there would be no additional EPS effect.

Credit Loss Provision and Net Charge-Offs
-----------------------------------------



(In millions)

                                 1Q07     4Q06      1Q06
                               -------   -------   -------
Provision                      $   (15)  $   (15)  $     -
                               =======   =======   =======
Net (charge-offs)/recoveries:
  Commercial                   $     3   $   (23)  $     2
  Foreign                            -        (1)        2
                               -------   -------   -------
  Total net
  (charge-offs)/recoveries     $     3   $   (24)  $     4
                               =======   =======   =======


     The provision for credit losses for the first quarter of 2007 was a credit of $15 million, compared with zero in the first quarter of 2006 and a credit of $15 million in the fourth quarter of 2006 reflecting continuing high credit quality. The Company recorded a net recovery of $3 million in the first quarter of 2007, compared with a net recovery of $4 million in the first quarter of 2006 and a net charge-off of $24 million in the fourth quarter of 2006. The first quarter of 2007 reflects a $7 million recovery related to leased aircraft that were sold. During the fourth quarter of 2006, the Company sold $38 million of domestic airline leasing exposure resulting in a charge-off of $23 million.

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

     The Company continuously updates segment information for changes that occur in the management of its businesses. In the first quarter of 2007, in connection with the anticipated merger with Mellon, business segment reporting was realigned to reflect the planned new business structure of the combined company. In addition, several allocation methodologies were also revised to achieve greater harmonization with Mellon's methodologies. All prior periods have been restated to reflect these revisions. It is anticipated that most remaining allocation methodologies will be harmonized during the second quarter of 2007.

     The Company now provides segment data for three segments with the Asset and Wealth Management Segment and Institutional Services Segment being further divided into business groupings. These segments are shown below:

  * Asset and Wealth Management Segment
      -	Asset Management Business
      -	Wealth Management Business
  * Institutional Services Segment
      -	Asset Servicing Business
      -	Clearing & Execution Services Business
      -	Issuer Services Business
      -	Treasury Services Business
  * Other Segment

     On October 1, 2006, the Company sold substantially all of the assets of its Retail Business.

     Specific segment accounting principles employed include:

*  Revenue amounts reflect fee revenues generated by each segment.

* Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to Asset Servicing Business within the Institutional Services Segment (which includes the Company's custody operations.)

* Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment. Previously segments with a net liability position would have also been allocated assets from the securities portfolio.

* Net interest income is allocated to segments based on the yields on the assets and liabilities generated by each segment. The Company employs a funds transfer pricing system that match funds the specific assets and liabilities of each segment based on their interest sensitivity and maturity characteristics.

* The measure of revenues and profit or loss by a segment has been adjusted to present segment data on a tax equivalent basis.

* The provision for credit losses is allocated to segments based on changes in each segment's credit risk during the period. Previously the provision for credit losses was based on management's judgment as to average credit losses that would have been incurred in the operations of the segment over a credit cycle of a period of years.

* Support and other indirect expenses are allocated to segments based on internally-developed methodologies.

* Goodwill and intangibles are reflected within individual business segments.

* The business segment information is reported on a continuing operations basis for all periods presented.

* The operations of the Acquired Corporate Trust Business are included only from October 1, 2006, the date on which it was acquired.

DESCRIPTION OF BUSINESS SEGMENTS

     The activities within each business segment are described below.

Asset and Wealth Management Segment
-----------------------------------

Asset Management Business
-------------------------

     Asset Management provides investment solutions predominately to institutional investors around the world applying a broad spectrum of investment strategies. Asset Management's alternative strategies have expanded to include funds of hedge funds, private equity, alternative fixed income, and real estate.

     The Company's asset management subsidiaries include:

* Ivy Asset Management Corporation, one of the country's leading fund of hedge funds firms, offers a comprehensive range of multi-manager hedge fund products and customized portfolio solutions.

* Alcentra offers sophisticated alternative credit investments, including leveraged loans and subordinated and distressed debt.

* Urdang, a real estate investment firm, offers the opportunity to invest in real estate through separate accounts, a closed-end commingled fund that invests directly in properties, and a separate account that invests in publicly-traded real estate investment trusts.

* Estabrook Capital Management LLC offers value-oriented investment management strategies, including socially responsible investing.

* Gannett, Welsh & Kotler specializes in tax-exempt securities management and equity portfolio strategies.

     The Company also provides investment management services directly to institutions and manages the "Hamilton" family of mutual funds.

Wealth Management Business
--------------------------

     In this business, the Company offers a full array of investment management, wealth management, and comprehensive financial management services to help individuals plan, invest, and arrange intergenerational wealth transition, which includes financial and estate planning, trust and fiduciary services, customized banking services, and brokerage and investment solutions. Clients include predominately high-net-worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals, and entrepreneurs.

Institutional Services Segment
------------------------------

Asset Servicing Business
------------------------

     Asset Servicing includes global custody, global fund services, securities lending, global liquidity services, outsourcing, government securities clearance, collateral management, credit-related services, and other linked revenues, principally foreign exchange. Clients include corporate and public retirement funds, foundations and global financial institution including banks, broker-dealers, investment managers, insurance companies, and mutual funds.

     The Company is one of the leading asset service companies with $13.8 trillion of Assets under Custody and Administration at March 31, 2007. The Company is one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $2.0 trillion in total assets. The Company also services more than 45% of the exchange-traded funds in the United States, and is a leading U.K. custodian. In securities lending, the Company is one of the largest lenders of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.8 trillion in 27 markets around the world.

     The Company clears approximately 50% of transactions in U.S. Government securities. The Company is a leader in global clearance, clearing equity and fixed income transactions in 101 markets. With $1.5 trillion in tri-party balances worldwide, the Company is a leading collateral management agent.

Clearing & Execution Services Business
--------------------------------------

     The Company's Clearing & Execution Services Business consists of its Pershing clearing business, its 35% equity interest in BNY ConvergEx Group and the Company's B-Trade and G-Trade businesses, which are expected to become part of the BNY ConvergEx Group in 2008. The BNY ConvergEx transaction changed the accounting from a fully consolidated subsidiary to a 35% equity interest recorded in other income.

     The Company's Pershing subsidiary provides clearing, execution, financing, and custody for introducing broker-dealers and registered investment advisors. Pershing services more than 1,150 retail and institutional financial organizations and independent investment advisors with more than five million active accounts.

     Through its affiliate, BNY ConvergEx Group, the Company provides execution solutions, investment technologies, commission management, research, transition management and wholesale and outsourcing solutions in over 90 global markets, executing 553 million shares each day and clearing more than 1.3 million trades daily.

     In execution services, the Company provides broker-assisted and electronic trading services. The Company's execution services business is one of the largest global institutional agency brokerage organizations. In addition, it is one of the leading institutional electronic brokers for non-U.S. dollar equity execution.

Issuer Services Business
------------------------

     Issuer Services includes corporate trust, depositary receipts, employee investment plan services, and stock transfer.

     In Issuer Services, the Company is depositary for more than 1,270 American and global depositary receipt programs, with a 64% market share, servicing leading companies from 62 countries. As the world's largest trustee, the Company provides diverse services for corporate, municipal, structured, and international debt securities. The Company serves as trustee for some 90,000 clients with more than $8 trillion in outstanding debt securities. The Company is the third largest stock transfer agent in the United States, servicing more than 17 million shareowners. Employee Investment Plan Services has more than 120 clients with 650,000 employees in over 54 countries.

Treasury Services Business
--------------------------

     Treasury Services includes global payment services for corporate customers as well as lending and credit-related services.

     Corporate Global Payment Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity, and make payments around the world in more than 90 different countries. The Company maintains a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. The Company is one of the largest funds transfer banks in the U.S. transferring over $1.4 trillion daily via more than 150,000 wire transfers.

     The Company provides lending and credit-related services to large public and private corporations and financial institutions nationwide. Through BNY Capital Markets, Inc., the Company provides a broad range of capital markets services including syndicated loans, bond underwriting, and private placements of corporate debt and equity securities.

     For its credit services business overall, the Company's corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and global payment services.


Other Segment
-------------

     The Other Segment primarily includes the Company's leasing operations, investing and funding operations, and corporate overhead. The tax equivalent adjustment on net interest income is eliminated in this segment. Noninterest income primarily reflects leasing, securities gains, and income from the sale of other corporate assets. Noninterest expenses include direct expenses supporting the leasing, investing, and funding activities as well as certain corporate overhead not directly attributable to the operations of the other segments.

     In addition, this segment includes expenses previously allocated to the Company's Retail and Middle Market Banking Segment that did not qualify for treatment as discontinued operations expense.

Market Data
-----------

                                                                 Percent Inc/(Dec)
                                                                ------------------
                                                                1Q07 vs.  1Q07 vs.
                     1Q07    4Q06     3Q06     2Q06     1Q06      4Q06      1Q06
                   ------- -------- -------- -------- --------  --------  --------
S&P 500  Index(1)    1,421    1,418    1,336    1,270    1,295         -%       10%
NASDAQ Composite
  Index(1)           2,422    2,415    2,258    2,172    2,340         -         4
Lehman Brothers
  Aggregate Bond
  (service mark)
  Index(1)           230.8    226.6    220.0    213.2    205.9         2        12
MSCI EAFE (registered
  trademark)
  Index(1)         2,147.5  2,074.5  1,885.3  1,822.9  1,827.7         4        17
NYSE Volume
  (In billions)      123.8    114.4    108.8    121.6    113.7         8         9
NASDAQ Volume
  (In billions)      123.5    121.5    114.6    134.2    130.8         2        (6)

(1) Period End

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

     The first quarter of 2007 was impacted by a seasonal decline in corporate actions that reduced revenue related to depositary receipts and securities lending. Non-program equity trading volumes were up 10% sequentially and year-over-year. In addition, average daily U.S. fixed-income trading volume was up 8% sequentially and 4% year-over-year. Total debt issuance increased 4% sequentially and 12% year-over-year. The issuance of global collateralized debt obligations is up 47% versus the first quarter of 2006.

     As of March 31, 2007, Assets under Custody and Administration rose to $13.8 trillion, from $11.3 trillion at March 31, 2006 and $13.0 trillion at December 31, 2006. The increase in Assets under Custody and Administration relative to March 31, 2006 primarily reflects rising asset prices, growth in the custody business, and the impact of the Acquired Corporate Trust Business. Equity securities comprised 32% of the Assets under Custody and Administration at March 31, 2007, compared with 33% at March 31, 2006, while fixed-income securities were 68% compared with 67% at March 31, 2006. Assets under Custody and Administration at March 31, 2007 consisted of assets related to the custody, mutual funds, and corporate trust businesses of $9.6 trillion, broker-dealer services assets of $2.4 trillion, and all other assets of $1.8 trillion.

Segment Analysis

Asset and Wealth Management Segment
-----------------------------------


Assets Under Management - Asset and Wealth Management
-----------------------------------------------------

(In billions)- Estimated           1Q07    4Q06    3Q06    2Q06    1Q06
                                  ------  ------  ------  ------  ------
   Equity securities                $ 41    $ 39    $ 36    $ 36    $ 37
   Fixed-income securities            22      21      20      21      21
   Alternative investments            33      33      30      28      26
   Liquid assets                      34      38      34      31      29
                                    ----    ----    ----    ----    ----
   Total assets under management    $130    $131    $120    $116    $113
                                    ====    ====    ====    ====    ====


     Assets under management ("AUM") were $130 billion at March 31, 2007, compared with $113 billion at March 31, 2006, and $131 billion at December 31, 2006. The year-over-year increase in AUM primarily reflects the continued good growth across asset classes and strategies. Institutional clients represent 76% of AUM while individual clients equal 24%. At March 31, 2007, such assets were invested 32% in equities, 17% in fixed income, and 26% in alternative investments, with the remaining amount invested in liquid assets.


Asset Management Business
-------------------------

                                                                             Inc/(Dec)
                                                                        ------------------
                                                                        1Q07 vs.  1Q07 vs.
(In millions)               1Q07     4Q06     3Q06     2Q06     1Q06     4Q06      1Q06
-------------------        -------  -------  -------  -------  -------  --------  --------
Mutual funds               $     3  $     3  $     2  $     3  $     2  $      -  $      1
Institutional clients           68       72       64       61       55        (4)       13
Private clients                 13       13       12       12       11         -         2
                           -------  -------  -------  -------  -------
  Total asset
    management fees             84       88       78       76       68        (4)       16
Performance fees                14       18        3        7        7        (4)        7
Securities servicing fees        -        1        1        1        1        (1)       (1)
Other                            3        2        2        1        3         1         -
                           -------  -------  -------  -------  -------
Total noninterest income       101      109       84       85       79        (8)       22
Net interest income              5        6        3        3        2        (1)        3
                           -------  -------  -------  -------  -------
Total revenue                  106      115       87       88       81        (9)       25
Noninterest expense             65       72       57       54       49        (7)       16
                           -------  -------  -------  -------  -------
Income before taxes        $    41  $    43  $    30  $    34  $    32        (2)        9
                           =======  =======  =======  =======  =======

Average assets             $ 1,387  $ 1,226  $ 1,082  $ 1,055  $   925       161       462
Average deposits                61       98       86       92      105       (37)      (44)

     Income before taxes was up 28% to $41 million for the first quarter of 2007 from $32 million in the first quarter of 2006, and down 5% from $43 million in the fourth quarter of 2006.

     Noninterest income increased $22 million, or 28%, in the first quarter of 2007 compared with the first quarter of 2006 reflecting higher asset management fees from institutional clients. Performance fees were up reflecting strong results at two of the Company's alternative asset management subsidiaries, Ivy Asset Management and Alcentra.

     Noninterest income declined on a sequential-quarter basis reflecting lower performance fees.

     Net interest income increased $3 million compared with the first quarter of 2006, driven by higher interest-earning assets. On a sequential-quarter basis, the decline in net interest income reflects a lower spread on interest-earning assets. Average deposits were $0.1 billion in the first quarter of 2007, first quarter of 2006 and fourth quarter of 2006. Average assets were $1.4 billion in the first quarter of 2007, compared with $0.9 billion in the first quarter of 2006 and $1.2 billion in the fourth quarter of 2006.

     Noninterest expense increased $16 million, or 33%, in the first quarter of 2007 compared with the first quarter of 2006 reflecting higher incentive compensation and outside help. The sequential-quarter decline in noninterest expense primarily reflects lower incentive compensation.


Wealth Management Business
--------------------------


                                                                             Inc/(Dec)
                                                                        ------------------
                                                                        1Q07 vs.  1Q07 vs.
(In millions)               1Q07     4Q06     3Q06     2Q06     1Q06     4Q06      1Q06
-------------------        -------  -------  -------  -------  -------  --------  --------
Securities servicing fees  $     -  $     -  $     -  $     -  $     1  $      -  $     (1)
Wealth management fees          50       48       46       50       49         2         1
Other                            1        1        1        1        1         -         -
                           -------  -------  -------  -------  -------
Total noninterest income        51       49       47       51       51         2         -
Net interest income             15       14       16       13       16         1        (1)
                           -------  -------  -------  -------  -------
Total revenue                   66       63       63       64       67         3        (1)
Provision for credit losses      -        -        -       (2)       -         -         -
Noninterest expense             53       51       51       51       52         2         1
                           -------  -------  -------  -------  -------
Income before taxes        $    13  $    12  $    12  $    15  $    15         1        (2)
                           =======  =======  =======  =======  =======

Average assets             $ 1,448  $ 1,481  $ 1,503  $ 1,446  $ 1,525       (33)      (77)
Average deposits             1,052    1,003    1,039    1,021    1,042        49        10


     Income before taxes was down 13% to $13 million for the first quarter of 2007 from $15 million in the first quarter of 2006, and was up 8% from $12 million in the fourth quarter of 2006.

     Total noninterest income was flat on a year-over-year basis. The sequential-quarter increase reflects growth in wealth management fees.

     Net interest income decreased $1 million, or 6%, compared with the first quarter of 2006, reflecting the decline in the spread on earning assets. Average deposits were $1.1 billion in the first quarter of 2007, compared with $1.0 billion in the first quarter of 2006 and $1.0 billion in the fourth quarter of 2006. Average assets were $1.4 billion in the first quarter of 2007, compared with $1.5 billion in the first quarter of 2006 and $1.5 billion in the fourth quarter of 2006.

     Noninterest expense increased $1 million, or 2%, in the first quarter of 2007 compared with the first quarter of 2006 primarily reflecting higher salaries, outside help and occupancy expense. The sequential-quarter increase reflects higher outsourcing partially offset by lower technology expense.

Institutional Services Segment
------------------------------

Asset Servicing Business
------------------------


                                                                              Inc/(Dec)
                                                                        ------------------
                                                                        1Q07 vs.  1Q07 vs.
(In millions)               1Q07     4Q06     3Q06     2Q06     1Q06     4Q06      1Q06
-------------------        -------  -------  -------  -------  -------  --------  --------
Securities servicing fees  $   388  $   350  $   351  $   371  $   341  $     38  $     47
Foreign exchange                68       54       50       79       66        14         2
Other                           15       17       23       21       17        (2)       (2)
                           -------  -------  -------  -------  -------
Total noninterest income       471      421      424      471      424        50        47
Net interest income            127      132      117      113      103        (5)       24
                           -------  -------  -------  -------  -------
Total revenue                  598      553      541      584      527        45        71
Noninterest expense            424      410      400      399      383        14        41
                           -------  -------  -------  -------  -------
Income before taxes        $   174  $   143  $   141  $   185  $   144        31        30
                           =======  =======  =======  =======  =======

Average assets             $10,610  $ 9,453  $ 8,641  $ 8,873  $ 7,418     1,157     3,192
Average deposits            24,648   24,335   24,115   23,937   21,748       313     2,900
Securities lending revenue      36       35       40       50       45         1        (9)


     Income before taxes was up 21% to $174 million for the first quarter of 2007 from $144 million in the first quarter of 2006, and up 22% from $143 million in the fourth quarter of 2006.

     Total noninterest income increased $47 million, or 11%, in the first quarter of 2007 compared with the first quarter of 2006 driven by increased transaction volumes and organic growth across all business products, especially global custody, domestic and international mutual funds, exchange-traded funds, hedge fund servicing and collateral management. European asset servicing continues to gain momentum with strong first quarter revenue growth across all products, again reflective of the significant cross-border investment interest and capital flow. In addition, the Company benefited from the conversion of AIB/BNY to a wholly-owned subsidiary in the fourth quarter of 2006. Securities lending revenue was flat on a sequential-quarter basis and down from the first quarter of 2006 as increased volumes were more than offset by the exceptionally tight spread between the Treasury repo rate and Fed funds rate. In hedge fund services during the quarter, the Company surpassed the $100 billion mark in assets under administration.

     In broker-dealer services, the continued adoption of tri-party repo arrangements remains a key driver. The growth in global clearance was due to new business wins and increased volume from existing clients. The Company now handles approximately $1.5 trillion of financing for the Company's broker-dealer clients daily through collateralized financing agreements, up approximately 18% from a year ago.

    Foreign exchange revenue increased on a sequential-quarter basis consistent with higher market volatility and volumes in late February and early March. Foreign exchange results were up from the first quarter of 2006 reflecting greater cross-border flows.

     Net interest income increased $24 million compared with the first quarter of 2006, primarily driven by deposit growth coupled with the higher value of deposits in a rising rate environment. The sequential-quarter decline is due to a lower spread on interest-earning foreign deposits. Average deposits were $24.6 billion in the first quarter of 2007, compared with $21.7 billion in the first quarter of 2006 and $24.3 billion in the fourth quarter of 2006. The growth in deposits reflects greater customer activity in the Company's asset servicing businesses. Average assets were $10.6 billion in the first quarter of 2007, compared with $7.4 billion in the first quarter of 2006 and $9.5 billion in the fourth quarter of 2006.

     Noninterest expense increased $41 million, or 11%, in the first quarter of 2007 compared with the first quarter of 2006 reflecting increased incentive compensation, salaries, outside help, sub-custodian fees, net occupancy expense, claims by customers and technology. The sequential-quarter increase is primarily due to increased claims by customers, salaries, outside help, net occupancy expense, and sub-custodian fees.

Clearing & Execution Services Business
--------------------------------------


                                                                             Inc/(Dec)
                                                                        ------------------
                                                                        1Q07 vs.  1Q07 vs.
(In millions)               1Q07     4Q06     3Q06     2Q06     1Q06     4Q06      1Q06
-------------------        -------  -------  -------  -------  -------  --------  --------
Securities servicing fees  $   286  $   271  $   293  $   328  $   332  $     15  $    (46)
Asset & wealth management       11       10        9        9        9         1         2
Foreign exchange and other
  trading activities            10       10       10       11       11         -        (1)
Other                            6       10       19        7       34        (4)      (28)
                           -------  -------  -------  -------  -------
Total noninterest income       313      301      331      355      386        12       (73)
Net interest income             59       62       58       54       53        (3)        6
                           -------  -------  -------  -------  -------
Total revenue                  372      363      389      409      439         9       (67)
Provision for credit losses      -        2        -       (4)      (2)       (2)        2
Noninterest expense            272      257      306      307      303        15       (31)
                           -------  -------  -------  -------  -------
Income before taxes        $   100  $   104  $    83  $   106  $   138        (4)      (38)
                           =======  =======  =======  =======  =======

Average assets             $16,363  $14,825  $16,363  $17,175  $17,381     1,538    (1,018)
Average interest-bearing
  payables to customers and
  broker-dealers             4,747    4,683    4,657    5,034    5,231        64      (484)


     Income before taxes was down 28% to $100 million for the first quarter of 2007 from $138 million in the first quarter of 2006, and down 4% from $104 million in the fourth quarter of 2006. The decline in results from the first quarter of 2006 reflects the $31 million gain related to the first quarter of 2006 conversion of the Company's New York Stock Exchange seats into cash and shares of the NYSE Group, Inc. common stock.

     Total noninterest income decreased $73 million, or 19%, in the first quarter of 2007 compared with the first quarter of 2006. Securities servicing fees declined reflecting the disposition of certain execution businesses in the BNY ConvergEx transaction. These businesses had revenues of $90 million in the first quarter of 2006.
On a sequential-quarter basis, securities servicing fees were up $15 million, or 6%, reflecting solid performance at Pershing as well as the benefits of new business acquired. The decline in other from the first quarter of 2006 reflects the aforementioned NYSE Group, Inc. transaction.

     Net interest income increased $6 million, or 11%, compared with the first quarter of 2006, resulting from a higher spread on interest-earning assets in a rising rate environment. The sequential-quarter decline in net interest income reflects a lower spread on interest-earning assets. Average assets were $16.4 billion in the first quarter of 2007, compared with $17.4 billion in the first quarter of 2006 and $14.8 billion in the fourth quarter of 2006. Average interest-bearing payables to customers and broker-dealers were $4.7 billion in the first quarter of 2007, compared with $5.2 billion in the first quarter of 2006 and $4.7 billion in the fourth quarter of 2006. The decline from a year-ago quarter reflects loss of a significant customer at Pershing.

     Noninterest expense decreased $31 million, or 10%, in the first quarter of 2007 compared with the first quarter of 2006 reflecting lower clearing expense, commissions, incentive compensation, and the disposition of certain execution businesses in the BNY ConvergEx transaction. The sequential-quarter increase in noninterest expense reflects higher incentive compensation, salaries, outside help and clearing expense.


Issuer Services Business
------------------------


                                                                             Inc/(Dec)
                                                                        ------------------
                                                                        1Q07 vs.  1Q07 vs.
(In millions)               1Q07     4Q06     3Q06     2Q06     1Q06     4Q06      1Q06
-------------------        -------  -------  -------  -------  -------  --------  --------
Securities servicing fees  $   319  $   340  $   197  $   209  $   156  $    (21) $    163
Other                           37       31        8       11        9         6        28
                           -------  -------  -------  -------  -------
Total noninterest income       356      371      205      220      165       (15)      191
Net interest income            105      101       47       52       45         4        60
                           -------  -------  -------  -------  -------
Total revenue                  461      472      252      272      210       (11)      251
Provision for credit losses      -       (1)       1        -        -         1         -
Noninterest expense            237      236      122      122      110         1       127
                           -------  -------  -------  -------  -------
Income before taxes        $   224  $   237  $   129  $   150  $   100       (13)      124
                           =======  =======  =======  =======  =======

Average assets             $ 4,235  $ 3,988  $ 1,359  $ 1,316  $ 1,351       247     2,884
Average deposits            11,718   10,942    5,844    6,361    5,843       776     5,875

     Income before taxes was up 124% to $224 million for the first quarter of 2007 from $100 million in the first quarter of 2006, and down 5% from $237 million in the fourth quarter of 2006.

     Total noninterest income increased $191 million, or 116%, in the first quarter of 2007 compared with the first quarter of 2006. Issuer services fees continued to exhibit strong growth in the first quarter compared with last year's first quarter. The Acquired Corporate Trust Business significantly impacts comparisons of the first quarter of 2007 to the first quarter of 2006. Corporate trust fees increased sequentially over the strong fourth quarter reflecting continued strong performance in global products and structured finance, notably asset-backed and mortgage-backed securities and CDOs. Depositary receipts had another quarter of double-digit growth and the Company continues to see strong underlying activity, particularly from emerging markets. On a sequential-quarter basis, depositary receipt fees declined consistent with normal seasonal patterns for corporate actions.

     Net interest income increased $60 million, or 133%, in the first quarter of 2007 compared with the first quarter of 2006, primarily resulting from the Acquired Corporate Trust Business. The sequential-quarter increase in net interest income was driven by higher value on both interest-bearing and noninterest-bearing deposits. Average deposits were $11.7 billion in the first quarter of 2007, compared with $5.8 billion in the first quarter of 2006 and $10.9 billion in the fourth quarter of 2006. The higher levels of deposits reflects the Acquired Corporate Trust Business as well as increased liquidity from the Company's other issuer services customers compared with 2006. Average assets were $4.2 billion in the first quarter of 2007, compared with $1.4 billion in the first quarter of 2006 and $4.0 billion in the fourth quarter of 2006.

     Noninterest expense increased $127 million, or 115%, in the first quarter of 2007 compared with the first quarter of 2006 reflecting the impact of the Acquired Corporate Trust Business and expenses associated with revenue growth in depositary receipts and corporate trust. The sequential-quarter increase reflects higher salaries, outside help and commissions offset by lower incentive compensation, outsourcing and sub-custodian fees.

Treasury Services Business
--------------------------


                                                                             Inc/(Dec)
                                                                        ------------------
                                                                        1Q07 vs.  1Q07 vs.
(In millions)               1Q07     4Q06     3Q06     2Q06     1Q06     4Q06      1Q06
-------------------        -------  -------  -------  -------  -------  --------  --------
Global payment services    $    48  $    50  $    53  $    50  $    49  $     (2) $     (1)
Financing-related fees          38       42       46       47       45        (4)       (7)
Other                           46       40       42       59       41         6         5
                           -------  -------  -------  -------  -------
Total noninterest income       132      132      141      156      135         -        (3)
Net interest income             94       99       96       97       95        (5)       (1)
                           -------  -------  -------  -------  -------
Total revenue                  226      231      237      253      230        (5)       (4)
Provision for credit losses     (3)      (7)      (3)       7        8         4       (11)
Noninterest expense            117      117      115      120      111         -         6
                           -------  -------  -------  -------  -------
Income before taxes        $   112  $   121  $   125  $   126  $   111        (9)        1
                           =======  =======  =======  =======  =======

Average assets             $17,003  $16,615  $16,680  $16,279  $15,521       388     1,482
Average deposits            13,576   14,529   12,707   12,261   11,873      (953)    1,703

     Income before taxes was up 1% to $112 million for the first quarter of 2007 from $111 million in the first quarter of 2006, and down 7% from $121 million in the fourth quarter of 2006.

     Total noninterest income decreased $3 million, or 2%, in the first quarter of 2007 compared with the first quarter of 2006. Global payment services fees were down $1 million from the first quarter of 2006 and $2 million from the fourth quarter of 2006 as more clients used compensating balances to pay for services. Financing-related fees declined sequentially and from the first quarter of 2006 reflecting a lower level of credit-related fees. Other income increased sequentially and from a year-ago quarter reflecting higher foreign exchange and other trading income.

     Net interest income decreased slightly compared with the first quarter of 2006. The sequential-quarter decrease reflects a lower spread on trading assets and lower volume of noninterest-bearing deposits. Average deposits were $13.6 billion in the first quarter of 2007, compared with $11.9 billion in the first quarter of 2006 and $14.5 billion in the fourth quarter of 2006. Average assets were $17.0 billion in the first quarter of 2007, compared with $15.5 billion in the first quarter of 2006 and $16.6 billion in the fourth quarter of 2006.

     Noninterest expense increased $6 million, or 5%, in the first quarter of 2007 compared with the first quarter of 2006 reflecting higher salaries and outside help.

Other Segment
-------------


                                                                            Inc/(Dec)
                                                                        ------------------
                                                                        1Q07 vs.  1Q07 vs.
(In millions)               1Q07     4Q06     3Q06     2Q06     1Q06     4Q06      1Q06
-------------------        -------  -------  -------  -------  -------  --------  --------
Noninterest income         $    51  $    58  $    31  $    32  $    25  $     (7) $     26
Net interest income             22       37       14       26       25       (15)       (3)
                           -------  -------  -------  -------  -------
Total revenue                   73       95       45       58       50       (22)       23
Provision for credit losses    (12)      (9)      (2)      (2)      (6)       (3)       (6)
Noninterest expense            104      142      145       85       61       (38)       43
                           -------  -------  -------  -------  -------
Income before taxes        $   (19) $   (38) $   (98) $   (25) $    (5)       19       (14)
                           =======  =======  =======  =======  =======

Average assets             $50,929  $54,499  $49,951  $50,249  $47,710    (3,570)    3,219
Average deposits             7,701    8,147   10,794   10,205   10,761      (446)   (3,060)

     Income before taxes was a loss of $19 million for the first quarter of 2007, compared with a loss of $5 million in the first quarter of 2006, and a loss of $38 million in the fourth quarter of 2006. The loss in the first quarter of 2007 and fourth quarter of 2006 reflected $11 million and $17 million of merger and integration costs associated with the Acquired Corporate Trust Business.

     Total noninterest income increased $26 million, or 104%, in the first quarter of 2007 compared with the first quarter of 2006 reflecting higher gains in the sponsor fund portfolio and transition services income. The sequential-quarter decline reflects lower gains in the sponsor fund portfolio.

     Net interest income decreased slightly compared with the first quarter of 2006. The sequential-quarter decline in net interest income reflects certain leasing adjustments recorded in the fourth quarter of 2006. Average deposits were $7.7 billion in the first quarter of 2007, compared with $10.8 billion in the first quarter of 2006 and $8.1 billion in the fourth quarter of 2006. Average assets were $50.9 billion in the first quarter of 2007, compared with $47.7 billion in the first quarter of 2006 and $54.5 billion in the fourth quarter of 2006.

      Provision for credit losses was a credit of $12 million in the first quarter of 2007, compared with a credit of $6 million in the first quarter of 2006 and a credit of $9 million the fourth quarter of 2006.

     Noninterest expense includes unallocated corporate overhead, nonrecurring items including merger and integration costs, and certain expenses previously allocated to the Retail and Middle Market Banking Segment that are not included in the businesses sold to JPMorgan Chase. Noninterest expense increased $43 million, or 70%, in the first quarter of 2007 compared with the first quarter of 2006 primarily reflecting merger and integration costs, consulting expense, compensation and benefits. The sequential-quarter decline primarily reflects lower incentive compensation.

     Other items - The tax equivalent adjustment is eliminated in the Other Segment. Certain revenue and expense items have been driven by corporate decisions and have been included in the Other Segment. In the first quarter of 2007 and fourth quarter of 2006, these included merger and integration costs of $11 million and $17 million associated with the Acquired Corporate Trust Business.

Segment Financial Data

The consolidating schedule below shows the contribution of the Company's businesses to its overall profitability.

(Dollars in millions)
                                         Subtotal                                         Subtotal
For the Quarter                          Asset &              Clearing &                  Institut-           Total
Ended              Asset      Wealth     Wealth     Asset     Execution Issuer   Treasury   ional             Continuing
March 31, 2007     Management Management Management Servicing Services  Services Services Services    Other   Operations
---------------    ---------- ---------- ---------  --------- --------  -------- -------- ----------  -----   ----------
Noninterest
  income           $     101  $     51    $   152   $    471  $    313  $    356 $    132 $    1,272  $  51   $    1,475
Net interest
  income                   5        15         20        127        59       105       94        385     22          427
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Total revenue            106        66        172        598       372       461      226      1,657     73        1,902
Provision for
  credit losses            -         -          -          -         -         -       (3)        (3)   (12)         (15)
Noninterest
  expense                 65        53        118        424       272       237      117      1,050    104        1,272
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Income before
  taxes            $      41  $     13   $     54    $   174  $    100  $    224 $    112 $      610  $ (19)  $      645
                   =========  ========   ========    =======  ========  ======== ======== ==========  =====   ==========
Operating
 margin (1)               39%       20%        31%        29%       27%       49%      50%        37%

Average assets     $   1,387  $  1,448   $  2,835    $10,610  $ 16,363  $  4,235 $ 17,003  $  48,211 $50,929  $  101,975(2)


(Dollars in millions)
                                         Subtotal                                         Subtotal
For the Quarter                          Asset &              Clearing &                  Institut-           Total
Ended              Asset      Wealth     Wealth     Asset     Execution Issuer   Treasury  ional              Continuing
December 31, 2006  Management Management Management Servicing Services  Services Services Services    Other   Operations
-----------------  ---------- ---------- ---------  --------- --------  -------- -------- ----------  -----   ----------
Noninterest
  income           $     109  $     49    $   158   $    421  $    301  $    371 $    132 $    1,225  $  58   $    1,441
Net interest
  income                   6        14         20        132        62       101       99        394     37          451
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Total revenue            115        63        178        553       363       472      231      1,619     95        1,892
Provision for
  credit losses            -         -          -          -         2        (1)      (7)        (6)    (9)         (15)
Noninterest
  expense                 72        51        123        410       257       236      117      1,020    142        1,285
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Income before
  taxes            $      43  $     12   $     55    $   143  $    104  $    237 $    121 $      605  $ (38)  $      622
                   =========  ========   ========    =======  ========  ======== ======== ==========  =====   ==========
Operating
 margin (1)               37%       19%        31%        26%       29%       50%      52%        37%

Average assets     $   1,226  $  1,481   $  2,707    $ 9,453  $ 14,825  $  3,988 $ 16,615 $   44,881  $54,499 $  102,087(2)


(Dollars in millions)
                                         Subtotal                                         Subtotal
For the Quarter                          Asset &              Clearing &                  Institut-           Total
Ended              Asset      Wealth     Wealth     Asset     Execution Issuer   Treasury   ional             Continuing
September 30, 2006 Management Management Management Servicing Services  Services Services Services    Other   Operations
------------------ ---------- ---------- ---------  --------- --------  -------- -------- ----------  -----   ----------
Noninterest
  income           $      84  $     47    $   131   $    424  $    331  $    205 $    141 $    1,101  $  31   $    1,263
Net interest
  income                   3        16         19        117        58        47       96        318     14          351
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Total revenue             87        63        150        541       389       252      237      1,419     45        1,614
Provision for
  credit losses            -         -          -          -         -         1       (3)        (2)    (2)          (4)
Noninterest
  expense                 57        51        108        400       306       122      115        943    145        1,196
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Income before
  taxes            $      30  $     12   $     42    $   141  $     83  $    129 $    125 $      478  $ (98)  $      422
                   =========  ========   ========    =======  ========  ======== ======== ==========  =====   ==========
Operating
 margin (1)               34%       19%        28%        26%       21%       51%      53%        34%

Average assets     $   1,082  $  1,503   $  2,585    $ 8,641  $ 16,363  $  1,359 $ 16,680 $   43,043  $49,951 $   95,579(2)

(Dollars in millions)
                                         Subtotal                                         Subtotal
For the Quarter                          Asset &              Clearing &                  Institut-           Total
Ended              Asset      Wealth     Wealth     Asset     Execution Issuer   Treasury   ional             Continuing
June 30, 2006      Management Management Management Servicing Services  Services Services Services    Other   Operations
------------------ ---------- ---------- ---------  --------- --------  -------- -------- ----------  -----   ----------
Noninterest
  income           $      85  $     51   $    136    $   471  $    355  $    220 $    156 $    1,202  $  32   $    1,370
Net interest
  income                   3        13         16        113        54        52       97        316     26          358
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Total revenue             88        64        152        584       409       272      253      1,518     58        1,728
Provision for
  credit losses            -        (2)        (2)         -        (4)        -        7          3     (2)          (1)
Noninterest
  expense                 54        51        105        399       307       122      120        948     85        1,138
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Income before
  taxes            $      34  $     15   $     49    $   185  $    106  $    150 $    126 $      567  $ (25)  $      591
                   =========  ========   ========    =======  ========  ======== ======== ==========  =====   ==========
Operating
 margin (1)               39%       23%        32%        32%       26%       55%      50%        37%

Average assets     $   1,055  $  1,446   $  2,501    $ 8,873  $ 17,175  $  1,316 $ 16,279 $   43,643  $50,249 $   96,393(2)





(Dollars in millions)
                                         Subtotal                                         Subtotal
For the Quarter                          Asset &              Clearing &                  Institut-           Total
Ended              Asset      Wealth     Wealth     Asset     Execution Issuer   Treasury  ional              Continuing
March 31, 2006     Management Management Management Servicing Services  Services Services Services    Other   Operations
------------------ ---------- ---------- ---------  --------- --------  -------- -------- ----------  -----   ----------
Noninterest
  income           $      79  $     51   $    130    $   424  $    386  $    165 $    135 $    1,110  $  25   $    1,265
Net interest
  income                   2        16         18        103        53        45       95        296     25          339
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Total revenue             81        67        148        527       439       210      230      1,406     50        1,604
Provision for
  credit losses            -         -          -          -        (2)        -        8          6     (6)           -
Noninterest
  expense                 49        52        101        383       303       110      111        907     61        1,069
                   ---------  --------   --------    -------  --------  -------- -------- ----------  -----   ----------
Income before
  taxes            $      32  $     15   $     47    $   144  $    138  $    100 $    111 $      493  $  (5)  $      535
                   =========  ========   ========    =======  ========  ======== ======== ==========  =====   ==========
Operating
 margin (1)               40%       22%        32%        27%       31%      48%       48%        35%

Average assets     $     925  $  1,525   $  2,450    $ 7,418  $ 17,381  $ 1,351  $ 15,521 $   41,671  $47,710  $   91,831(2)


(1)  Income before taxes divided by total revenue.

(2)  Including average assets of discontinued operations of $66 million, $51 million,
     $13,285 million, $13,993 million, and $14,302 million for the quarters ended March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006
     and March 31, 2006, consolidated average assets were $102,041 million,
     $102,138 million, $108,864 million, $110,386 million and $106,133 million for the quarters ended March 31, 2007, December 31, 2006, September 30,
     2006, June 30, 2006, and March 31, 2006.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting and Reporting Policies" in the Company's 2006 Annual Report on Form 10-K. Four of the Company's more critical accounting policies are those related to the allowance for credit losses, the valuation of derivatives and securities where quoted market prices are not available, goodwill and other intangibles, and pension accounting.


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

     The allowance for credit losses represents management's estimate of probable losses inherent in the Company's credit portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/counterparty and the Company's internal ratings are generally consistent with external ratings agency's default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

     A key variable in determining the allowance is management's judgment in determining the size of the unallocated allowance. At March 31, 2007, the unallocated allowance was 27% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $21 million, respectively.

     The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $72 million, while if each credit were rated one grade worse, the allowance would have increased by $123 million.

     Similarly, if the loss given default were one rating worse, the allowance would have increased by $34 million, while if the loss given default were one rating better, the allowance would have decreased by $42 million.

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

     These valuation methods could expose the Company to materially different results should the models used or underlying assumptions be inaccurate. See "Use of Estimates" in "Summary of Significant Accounting and Reporting Policies" of the Notes to Consolidated Financial Statement in the Company's 2006 Annual Report on Form 10-K.

     To assist in assessing the impact of a change in valuation, at March 31, 2007, approximately $1.9 billion of the Company's portfolio of securities and derivatives is not priced based on quoted market prices because no such quoted market prices are available. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $49 million.

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by FASB Statements No. 141 and No. 142 ("SFAS 141" and "SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets." Goodwill ($5,131 million at March 31, 2007) and indefinite-lived intangible assets ($370 million at March 31, 2007) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets. The goodwill impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.
An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value. Other intangible assets ($1,077 million at March 31, 2007) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The Company recorded a $6 million impairment charge in 2006 related to the write-off of customer intangibles in Europe.

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

     To assist in assessing the impact of a goodwill, indefinite-lived intangibles, or other intangible asset impairment charge, at March 31, 2007, the Company has $6.6 billion of goodwill, indefinite-lived intangibles, and other intangible assets. The impact of a 5% impairment charge would result in reduction in pre-tax income of approximately $329 million.

Pension Accounting
------------------

     The Company has defined benefit pension plans covering approximately 14,200 U.S. employees and approximately 2,750 non-US employees.

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

     A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2004, these key elements have varied as follows:

                                           2007      2006      2005      2004
                                        --------  --------  --------  --------
(Dollars in millions,
  except per share amounts)
Domestic plans:
Long-term rate of return
 on plan assets                             8.00%     7.88%     8.25%     8.75%
Discount rate                               6.00      5.88      6.00      6.25
Market-related value of
 plan assets(1)                         $  1,352  $  1,324  $  1,502  $  1,523
ESOP stock price(1)                        34.85     30.46     30.67     27.88

Net U.S. pension credit/ (expense)                $    (26) $    (17) $     31
All other pension credit/ (expense)                    (12)       (9)       (7)
                                                  --------  --------  --------
Total pension credit/ (expense)(2)                $    (38) $    (26) $     24
                                                  ========  ========  ========

(1) Actuarially smoothed data. See "Summary of Significant Accounting and Reporting Policies" in Notes to Consolidated Financial
     Statements in the 2006 Annual Report on Form 10-K.
(2) Pension benefits expense includes discontinued operations expense of $6 million in 2006, 2005, and 2004.

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

     The Company's expected long-term rate of return on plan assets is based on anticipated returns for each asset class. For 2007 and 2006, the assumptions for the long-term rates of return on plan assets were 8.00% and 7.88%, respectively. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed-income markets, which should track the long-term historical returns for these markets. The Company also considers the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

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

       The annual impacts on the primary U.S. plan of hypothetical changes in the key elements on the pension expense are shown in the tables below.

 (Dollars in millions,              Increase in                     Decrease in
 except per share amounts)      Pension Expense    2007 Base    Pension Expense
                                ---------------  -------------  ---------------

  Long-term rate of return
   on plan assets                  7.00%   7.50%      8.00%       8.50%   9.00%
  Change in pension expense      $ 18.4  $  9.2        N/A      $  9.2  $ 18.4

  Discount rate                    5.50%   5.75%      6.00%       6.25%   6.50%
  Change in pension expense      $ 11.8  $  5.8        N/A      $  5.7  $ 11.2

  Market-related value of
   plan assets                   -20.00% -10.00%    $1,352      +10.00% +20.00%
  Change in pension expense      $ 50.6  $ 25.3        N/A      $ 25.2  $ 46.9

  ESOP stock price               $24.85  $29.85     $34.85      $39.85  $44.85
  Change in pension expense      $ 14.5  $  7.0        N/A      $  6.5  $ 12.5

CONSOLIDATED BALANCE SHEET REVIEW

     Total assets were $99.8 billion at March 31, 2007, compared with $103.6 billion at March 31, 2006 and $103.4 billion at December 31, 2006. The decrease in assets from March 31, 2006 primarily reflects the sale of the Retail Business and decline in trading assets partly offset by increases in short-term high quality interest-bearing deposits in banks and loans to financial institutions. Total shareholders' equity was $11.5 billion at March 31, 2007, compared with $10.1 billion at March 31, 2006 and $11.6 billion at December 31, 2006.

     On a continuing operations basis, return on average common equity for the first quarter of 2007 was 15.70%, (16.06% excluding merger and integration costs) compared with 14.75% in the first quarter of 2006 and 14.95% in the fourth quarter of 2006 (15.36% excluding merger and integration costs).

    On a continuing operations basis, return on average assets for the first quarter of 2007 was 1.73%, (1.78% excluding merger and integration costs) compared with 1.50% in the first quarter of 2006 and 1.66% in the fourth quarter of 2006 (1.70% excluding merger and integration costs).

Investment Securities
---------------------

     The table below shows the distribution of the Company's securities portfolio:


Investment securities (at fair value)

(In millions)                                          3/31/07     12/31/06
                                                    ----------   ----------
  Fixed income securities:
   Mortgage-backed securities                       $   20,890   $   17,785
   Asset-backed securities                                 436          464
   Corporate debt                                          284          256
   Short-term money market instruments                     522          531
   U.S. treasury securities                                 86           86
   U.S. government agencies                                673          673
   State and political subdivisions                         82           88
   Emerging market debt (collateralized
     by U.S. treasury zero coupon obligations)             116          116
   Other foreign debt                                       10           10
                                                    ----------   ----------
   Subtotal fixed income securities                     23,099       20,009

  Equity securities:
   Money market or fixed income funds                      504        1,032
   Other                                                    78           46
                                                    ----------   ----------
   Subtotal equity securities                              582        1,078
                                                    ----------   ----------
  Total investment securities                       $   23,681   $   21,087
                                                    ==========   ==========

     Total investment securities were $23.7 billion at March 31, 2007, compared with $27.1 billion at March 31, 2006, and $21.1 billion at December 31, 2006. Average investment securities were $22.4 billion in the first quarter of 2007, compared with $23.2 billion in the first quarter of 2006 and $20.7 billion in the fourth quarter of 2006. The Company's portfolio of highly rated mortgage-backed securities are 86% rated AAA, 10% AA, and 4% A. In replacing securities that mature or are paid off, the Company has been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of the Company's mortgage portfolio at March 31, 2007 was approximately 1.74 years.

     Unrealized net loss on securities available-for-sale was $1 million at March 31, 2007, compared with unrealized net losses of $195 million at March 31, 2006, and no unrealized net gain or loss at December 31, 2006. The asymmetrical accounting treatment of the impact of a change in interest rates on the Company's balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position of the Company. For example, an increase in rates will result in a decline in the value of the fixed-rate portion of the Company's fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in the Company's shareholders' equity, thereby affecting the tangible common equity ("TCE") ratio. Under current accounting rules, there is no corresponding change in value of the Company's fixed-rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans
-----

(In billions)
                                                          Quarterly
                              Period End                   Average
                      -------------------------  -------------------------
                      Total  Non-Margin  Margin  Total  Non-Margin  Margin
                      -----  ----------  ------  -----  ----------  ------
March 31, 2007        $38.3     $33.2     $5.1   $36.0     $30.6     $5.4
December 31, 2006      37.8      32.7      5.1    35.3      30.1      5.2
March 31, 2006         32.2      26.9      5.3    31.8      26.1      5.7

     Total loans were $38.3 billion at March 31, 2007, compared with $37.8 billion at December 31, 2006. The increase in total loans from December 31, 2006 primarily reflects increased lending to financial institutions. Average total loans were $36.0 billion in the first quarter of 2007, compared with $31.8 billion in the first quarter of 2006. The increase in average loans from March 31, 2006 results from increased lending to financial institutions and purchases of residential mortgage loans.

     The following tables provide additional details on the Company's credit exposures and outstandings for continuing operations at March 31, 2007 in comparison to December 31, 2006.

Overall Loan Portfolio
----------------------


                                     March 31, 2007              December 31, 2006
                              ----------------------------  ----------------------------
                                        Unfunded   Total              Unfunded   Total
(In billions)                  Loans  Commitments Exposure   Loans  Commitments Exposure
                              ----------------------------  ----------------------------
Financial institutions        $   18.3  $   27.1  $   45.4  $   17.4  $   27.5  $   44.9
Corporate                          4.2      20.0      24.2       4.1      19.8      23.9
                              --------  --------  --------  --------  --------  --------
                                  22.5      47.1      69.6      21.5      47.3      68.8
                              --------  --------  --------  --------  --------  --------
Consumer                           4.3       0.5       4.8       4.3       0.5       4.8
Leasing financings                 4.9       0.1       5.0       5.5       0.1       5.6
Commercial real estate             1.5       1.2       2.7       1.4       1.4       2.8
Margin loans                       5.1         -       5.1       5.1         -       5.1
                              --------  --------  --------  --------  --------  --------
Total                         $   38.3  $   48.9  $   87.2  $   37.8  $   49.3  $   87.1
                              ========  ========  ========  ========  ========  ========

Financial Institutions
----------------------

     The financial institutions portfolio exposure was $45.4 billion at March 31, 2007, compared to $44.9 billion at December 31, 2006. The increase in exposure from year-end 2006 reflects greater activity in the capital markets in the first quarter of 2007, which drove increased demands for credit from financial institutions. These exposures are of high quality with 87% meeting the investment grade criteria of the Company's rating system. These exposures are generally short-term, with 77% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody at the Company. The diversity of the portfolio is shown in the accompanying table:

(In billions)
                                  March 31, 2007                  December 31, 2006
                     --------------------------------------- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Banks                $ 7.2  $     5.4   $  12.6    73%   86% $ 5.7  $     5.5   $   11.2
Securities industry    5.5        4.7      10.2    86    96    6.0        5.4       11.4
Insurance              0.4        6.0       6.4   100    43    0.6        6.1        6.7
Government             0.1        7.2       7.3   100    64    0.1        6.7        6.8
Asset managers         4.8        2.0       6.8    86    86    4.7        1.9        6.6
Mortgage banks         0.2        0.7       0.9    72    49    0.2        0.7        0.9
Endowments             0.1        1.1       1.2   100    59    0.1        1.2        1.3
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $18.3  $    27.1   $  45.4    87%   77% $17.4  $    27.5   $   44.9
                     ===== =========== ========= ===== ===== ===== =========== =========

Corporate
---------

     The corporate portfolio exposure increased to $24.2 billion at March 31, 2007 from $23.9 billion at year-end 2006. Approximately 75% of the portfolio is investment grade while 15% of the portfolio matures within one year.

(In billions)
                                  March 31, 2007                  December 31, 2006
                     --------------------------------------- ---------------------------
                             Unfunded   Total    %Inv   %due         Unfunded   Total
Lending Division     Loans Commitments Exposures Grade <1 Yr Loans Commitments Exposures
-------------------  ----- ----------- --------- ----- ----- ----- ----------- ---------
Media                $ 0.9  $     1.7   $   2.6    73%    6% $ 1.2  $     2.0   $    3.2
Cable                  0.2        0.3       0.5    74     -    0.2        0.4        0.6
Telecom                  -        0.4       0.4    85     -      -        0.3        0.3
                     ----- -----------  --------             ------ ----------- ---------
   Subtotal            1.1        2.4       3.5    74     5    1.4        2.7        4.1
Energy                 0.7        5.2       5.9    83     6    0.6        5.0        5.6
Retailing              0.1        2.8       2.9    88    41    0.1        2.3        2.4
Automotive (1)         0.1        1.0       1.1    56    35    0.1        1.0        1.1
Healthcare             0.4        1.5       1.9    80    11    0.5        1.8        2.3
Other (2)              1.8        7.1       8.9    67    14    1.4        7.0        8.4
                     ----- ----------- --------- ----- ----- ----- ----------- ---------
   Total             $ 4.2  $    20.0   $  24.2    75%   15% $ 4.1  $    19.8   $   23.9
                     ===== =========== ========= ===== ===== ===== =========== =========

(1)  During the third quarter of 2005, the Company eliminated the Automotive division and transferred the customers to the other geographic lending divisions.  The amounts in the table were constructed for analytical purposes.

(2)  Diversified portfolio of industries and geographies.

     The Company continues to seek to selectively reduce automotive exposures given ongoing weakness in the domestic automotive industry. Total exposures reported in the Automotive Division were down $11 million at March 31, 2007 compared with December 31, 2006. At March 31, 2007, this broadly defined industry portfolio consisted of exposures of $188 million to Big Three automotive manufacturing companies, $158 million to finance subsidiaries, $378 million to highly rated asset-backed securitization vehicles, $246 million to suppliers, and $141 million of other.

     The Company's exposure to the airline industry, at March 31, 2007, consisted of a $294 million leasing portfolio, including a $17 million real estate lease exposure. At March 31, 2007, the airline-leasing portfolio consisted of $91 million to major U.S. carriers, $141 million to foreign airlines and $62 million to U.S. regionals.

     During the first quarter of 2007, the airline industry continued to face difficult operating conditions. The industry's excess capacity and higher oil prices continued to have a dampening effect on aircraft values in the secondary market. Because of these factors, the Company continues to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Counterparty Risk Ratings Profile
---------------------------------

     The table below summarizes the risk ratings of the Company's foreign exchange and interest rate derivative counterparty credit exposure for the past year.


                                        For the Quarter Ended
                         --------------------------------------------------
Rating(1)                 3/31/07  12/31/06    9/30/06   6/30/06   3/31/06
---------------------    --------------------------------------------------
AAA to AA-                   75%       76%       77%        77%        77%
A+ to A-                     13        12        10         10          8
BBB+ to BBB-                  6         6         7          6          9
Noninvestment Grade           6         6         6          7          6
                         -------- --------- ---------- --------- ----------
Total                       100%      100%      100%       100%       100%
                         ======== ========= ========== ========= ==========

(1) Represents credit rating agency equivalent of internal credit ratings.


Nonperforming Assets
--------------------

                                                               Change      Percent
                                                            3/31/2007 vs.    Inc/
(Dollars in millions)               3/31/2007   12/31/2006   12/31/2006      (Dec)
                                    ---------   ----------   -----------   -------
Loans:
     Commercial                     $      18   $      28    $      (10)     (36)%
     Foreign                                9           9             -        -
                                    ---------   ----------   -----------
  Total nonperforming loans                27          37           (10)     (27)
  Other assets owned                        2           1             1      100
                                    ---------   ----------   -----------
Total nonperforming assets          $      29   $      38    $       (9)     (24)
                                    =========   ==========   ===========

Nonperforming assets ratio                0.1%        0.1%
Allowance for loan
   losses/nonperforming loans         1,074.1       775.7
Allowance for loan
   losses/nonperforming assets        1,000.0       755.3
Total allowance for credit
   losses/nonperforming loans         1,574.1     1,181.1
Total allowance for credit
   losses/nonperforming assets        1,465.5     1,150.0


     The sequential-quarter decrease in nonperforming assets primarily reflects a paydown of a loan to an auto parts supplier.

Activity in Nonperforming Assets


(In millions)                              Quarter End         Quarter End
                                         March 31, 2007     December 31, 2006
                                       ------------------   ------------------
Balance at beginning of period           $           38       $           38
   Additions                                         10                    8
   Charge-offs                                        -                   (2)
   Paydowns/Sales                                   (19)                  (6)
                                       ------------------   ------------------
Balance at end of period                 $           29       $           38
                                       ==================   ==================

     Interest income would have been increased by $0.5 million and $0.4 million for the first quarters of 2007 and 2006 if loans on nonaccrual status at March 31, 2007 and 2006 had been performing for the entire period.


Impaired Loans
--------------

     The table below sets forth information about the Company's impaired loans. The Company uses the discounted cash flow, collateral value, or market price methods for valuing its impaired loans:

                                           March 31,  December 31,    March 31,
(In millions)                                   2007          2006         2006
                                        ------------  ------------  -----------
Impaired loans with an allowance        $         17  $          8  $        17
Impaired loans without an allowance(1)             -            19            -
                                        ------------  ------------  -----------
  Total impaired loans                  $         17  $         27  $        17
                                        ============  ============  ===========

Allowance for impaired loans(2)         $          2  $          1  $         4
Average balance of impaired loans
 during the quarter                               25            22           17
Interest income recognized on
 impaired loans during the quarter               0.1           0.5            -

(1) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(2) The allowance for impaired loans is included in the Company's allowance for credit losses.

Allowance
---------

                                       March 31,   December 31,      March 31,
(Dollars in millions)                       2007           2006           2006
                                    ------------   ------------   ------------
   Margin loans                     $      5,133   $      5,167   $      5,312
   Non-margin loans                       33,156         32,626         26,879
                                    ------------   ------------   ------------
Total loans                         $     38,289   $     37,793   $     32,191
                                    ============   ============   ============

  Allowance for loan losses         $        290   $        287   $        334
  Allowance for lending-related
    commitments                              135            150            140
                                    ------------   ------------   ------------
Total allowance for
  credit losses                     $        425   $        437   $        474
                                    ============   ============   ============
Allowance for loan losses
  as a percent of total loans               0.76%          0.76%          1.04%
Allowance for loan losses
  as a percent of non-margin loans          0.87           0.88           1.24
Total allowance for credit losses
  as a percent of total loans               1.11           1.16           1.47
Total allowance for credit losses
  as a percent of non-margin loans          1.28           1.34           1.76

     The total allowance for credit losses was $425 million, or 1.11% of total loans at March 31, 2007, compared with $474 million, or 1.47% of total loans at March 31, 2006 and $437 million, or 1.16% of total loans at December 31, 2006. The decline in the allowance from the first quarter of 2006 reflects the continued strong credit quality of the Company's loan portfolio.

     The Company has $5.1 billion of secured margin loans on its balance sheet at March 31, 2007. The Company has rarely suffered a loss on these types of loans and does not allocate any of its allowance for credit losses to these loans. As a result, the Company believes the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

     The ratio of the total allowance for credit losses to non-margin loans was 1.28% at March 31, 2007, compared with 1.76% at March 31, 2006 and 1.34% at December 31, 2006, reflecting improvement in the credit quality since the first quarter of 2006. The ratio of the allowance for loan losses to nonperforming assets was 1,000% at March 31, 2007, compared with 1,336% at March 31, 2006, and 755.3% at December 31, 2006.

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

     The third element, pass rated credits, is based on the Company's expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower's credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower's probability of default. The loss given default incorporates a recovery expectation. Borrower ratings are reviewed semi-annually at a minimum and are periodically mapped to third party, including rating agency and default and recovery, data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. The Company also applies this technique to its leasing and consumer portfolios.

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

     Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, the Company has allocated its allowance for credit losses on a continuing operations basis as follows:

                                               March 31,     December 31,
                                                   2007            2006
                                            ------------     -----------
Domestic
   Real Estate                                       2%               2%
   Commercial                                       64               67
   Consumer                                          6                6
Foreign                                              1                2
Unallocated                                         27               23
                                            ------------     -----------
                                                   100%             100%
                                            ============     ===========

     Such an allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

     The unallocated allowance increase in the first quarter of 2007 reflects various factors in the current credit environment, including potential spillover into other credit markets from the distress in the sub-prime mortgage markets.

Deposits
--------

     Total deposits were $59.0 billion at March 31, 2007, compared with $50.8 billion at March 31, 2006, and $62.1 billion at December 31, 2006. The increase from March 31, 2006 was primarily due to growth in the securities servicing businesses and the Acquired Corporate Trust Business. The sequential-quarter decline was primarily due to lower customer activity levels, which resulted in a reduced level of customer deposits at quarter end. Noninterest-bearing deposits were $17.3 billion at March 31, 2007, compared with $19.5 billion at December 31, 2006. Interest-bearing deposits were $41.7 billion at March 31, 2007, compared with $42.6 billion at December 31, 2006.


LIQUIDITY

     The Company maintains its liquidity through the management of its assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects the Company's efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits from the Company's securities servicing businesses and asset management and wealth management businesses are generated through the Company's diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling the Company to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets which can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Liquidity is managed on both a consolidated basis and at The Bank of New York Company, Inc. parent company ("Parent").

     On a continuing operations basis, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $12.7 billion and $13.6 billion on an average basis for the first three months of 2007 and 2006. Average foreign deposits, primarily from the Company's European-based securities servicing business, were $33.6 billion and $30.2 billion for the first three months of 2007 and 2006. The increase in foreign deposits reflects greater liquidity from the Company's corporate trust and custody businesses. Domestic savings and other time deposits were $1.0 billion on an average basis for the first three months of 2007 compared to $1.4 billion in 2006. Average payables to customers and broker-dealers decreased to $4.7 billion from $5.2 billion in 2006. The decline in payables to customers and broker-dealers primarily reflects lower customer balances and loss of a significant customer at Pershing. Long-term debt averaged $8.9 billion and $8.0 billion for the first three months of 2007 and 2006, respectively. The increase in long-term debt reflects the building of liquidity to pay debt maturing in 2007. A significant reduction in the Company's securities servicing businesses would reduce its access to deposits. Noninterest-bearing deposits increased to $14.9 billion from $10.1 billion in the first quarter of 2006, reflecting organic growth in securities servicing businesses and the acquisition of the Acquired Corporate Trust Business.

     The Company's transaction with JPMorgan Chase altered the composition of the balance sheet. When the Acquired Corporate Trust Business is fully integrated in 2007, approximately $14 billion of U.S. dollar retail deposits will have been replaced with between $11 billion and $14 billion of institutional corporate trust deposits. Between $7 billion and $10 billion of deposits related to the Acquired Corporate Trust Business have not yet transitioned to the Company. These deposits will transition to the Company as regulatory approval is received to operate in certain foreign locations and as the novation process proceeds in other foreign locations. The Company expects the transition will be substantially complete by June 30, 2007. Until the transition is complete, JPMorgan Chase will pay the Company for the net economic value of these deposits. In the first quarter of 2007, the Company recorded $25 million of net economic value payments in noninterest income. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans sold to JPMorgan Chase have been replaced with liquid assets and securities.

     The Parent has four major sources of liquidity: dividends from its subsidiaries, the commercial paper market, a revolving credit agreement with third party financial institutions, and access to the capital markets.

     At March 31, 2007, the Bank can pay dividends of approximately $888 million to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2007 to the extent of the Bank's net income less dividends. Nonbank subsidiaries of the Parent have liquid assets of approximately $244 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

     For the quarter ended March 31, 2007, the Parent's quarterly average commercial paper borrowings were $133 million compared with $447 million in 2006. At March 31, 2007, the Parent had cash of $2,097 million, compared with $685 million at March 31, 2006 and $908 million at December 31, 2006. Net of commercial paper outstanding, the Parent's cash position at March 31, 2007 increased by $1,506 million compared with March 31, 2006. The Parent has been increasing cash in anticipation of the repayment of long-term debt that matures in the next twelve months.

     On October 10, 2006, the Company entered into a new credit agreement of $250 million with 11 financial institutions. The fee on this facility depends on the Company's credit rating and is currently six basis points. The credit agreement requires the Company to maintain: shareholders' equity of $5 billion; a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; a double leverage ratio less than 1.3; and adequate capitalization of all its banks for regulatory purposes. This line of credit matures in October 2011. There were no borrowings under this line of credit at March 31, 2007.

     The Company also has the ability to access the capital markets. Access to the capital markets is partially dependent on the Company's credit ratings, which as of April 30, 2007 were as follows:

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

Moody's            P-1           Aa3            Aa2           Aaa       Stable

Fitch              F1+           A+             AA-           AA        Positive

Dominion Bond
 Rating Service    R-1(middle)   A(high)        AA(low)       AA        Stable

     Moody's upgraded the Company's senior debt ratings for the Bank from Aa2 to Aaa in March 2007 and for the Parent from Aa3 to Aa2 in April 2007.

     The Parent's major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

     The Parent has $700 million of long-term debt that becomes due in 2007 subsequent to March 31, 2007 and $1,450 million of long-term debt that is due in 2008. The Company has $250 million of subordinated debt that became callable and steps up to a higher interest rate in 2007 and $400 million of subordinated debt that became callable and steps up to a higher interest rate in 2008. The Company expects that it will call this debt when the interest rate steps up. In addition, the Parent periodically has the option to call $339 million of subordinated debt in 2007, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

     The Company has $800 million of preferred trust securities that are callable in 2007. These securities qualify as Tier 1 Capital. All of the Company's preferred trust securities are swapped to floating rate. The Company has not yet decided if it will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If the Company calls the preferred trust securities, it expects to replace them with new preferred trust securities or senior or subordinated debt. See discussion of qualification of preferred trust securities as capital in "Capital Resources."

     Double leverage is the ratio of investment in subsidiaries divided by the Company's consolidated equity plus preferred trust securities. The Company's double leverage ratio at March 31, 2007 and 2006 was 101.34% and 106.36%, respectively. The Company's target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on the Company's ability to invest in its subsidiaries to expand its businesses.

     Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with four financial institutions matures in March 2008. Average daily borrowing under these lines was $4 million, in aggregate, during the first quarter of 2007. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $9 million, in aggregate, during the first quarter of 2007.

     Pershing Limited, an indirect U.K.-based subsidiary of the Company, has committed and uncommitted lines in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions matures in March 2008. There were no borrowings against this line of credit during the first quarter of 2007. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $107 million, in aggregate, during the first quarter of 2007.

     The following comments relate to the information disclosed in the Consolidated Statements of Cash Flows.

     Cash provided by operating activities was $2.0 billion for the first three months of 2007, compared with $0.5 billion provided by operating activities through March 31, 2006. The source of funds in 2007 was principally due to trading activities and net income. The source of funds in 2006 was principally due to the changes in accruals and other and net income.

     In the first three months of 2007, cash provided by investing activities was $0.3 billion as compared to cash used for investing activities in the first three months of 2006 of $1.0 billion. In the first three months of 2007, changes in federal funds sold and securities purchased under resale agreements and paydowns of securities available-for-sale were a significant source of funds. Significant uses of funds in 2006 were purchases of securities available-for-sale and changes in federal funds sold and securities purchased under resale agreements.

     Through March 31, 2007, cash used for financing activities was $3.0 billion, compared to $0.4 billion provided by financing activities in the first three months of 2006. In the first three months of 2007, deposits were a significant use of funds. Primary sources of funds in 2006 included deposits and net proceeds from the issuance of long-term debt.

CAPITAL RESOURCES

     Shareholders' equity was $11,527 million at March 31, 2007, compared with $10,101 million at March 31, 2006, and $11,593 million at December 31, 2006. During the first quarter of 2007, the Company retained $266 million of earnings. Capital was also impacted by after-tax adjustments related to FSP FAS 13-2 of $389 million and FIN 48 of $27 million. In April 2007, the Company declared a quarterly common stock dividend of 22 cents per share.

     In the first quarter of 2007, the Company issued $55 million of callable medium-term subordinated notes bearing interest at rates from 5.60% to 5.85%. The notes are due in 2022 and 2032 and are callable by the Company after three to five years. The notes qualify as Tier 2 capital.

     In the first quarter of 2007, the Company also issued $750 million of five-year senior holding company debt. The issuance consisted of $500 million at a floating rate of LIBOR plus 10 basis points and $250 million at a fixed rate tranche at five-year treasuries plus 57 basis points.

     Regulators establish certain levels of capital for bank holding companies and banks, including the Company and the Bank, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, the Bank must, among other things, qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of March 31, 2007 and 2006, the Company and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown as follows:

                     March 31, 2007      March 31, 2006                    Well      Adequately
                   ------------------  ------------------     Company  Capitalized  Capitalized
                    Company    Bank    Company      Bank      Targets   Guidelines   Guidelines
                   ---------  -------  ---------  -------  ----------  -----------  -----------
Tier 1 (1)             8.43%    8.43%      8.28%    9.14%       8.00%           6%           4%
Total capital (2)     12.81    11.70      12.44    12.07                       10            8
Leverage               6.80     6.95       6.51     7.26                        5          3-5
Tangible common equity 5.31     5.92       5.52     6.67        5.00
Adjusted tangible
  common equity (3)    5.47     6.11       5.54     6.70                      N.A.         N.A.

(1) Tier 1 capital consists, generally, of common equity, preferred trust securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles.
(2) Total Capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.
(3) Adjusted for deferred tax liabilities associated with non-tax deductible identifiable intangible assets.


     In a non-taxable business combination, such as the Company's planned merger with Mellon, deferred tax liabilities are recorded in relation to identifiable intangible assets. The recording of this deferred tax liability results in an increase in goodwill equal to the amount of the liability. Bank regulators and some rating agencies and analysts adjust equity upward for the amount of this deferred tax liability since it is a liability for accounting purposes and will never require a cash settlement. As a result, the Company believes Tier 1 and adjusted TCE should be its primary capital metrics.

     The Tier 1 and adjusted TCE ratios vary depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other factors. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole, are higher to finance these activities. For quarter-ends in 2007, the size of the balance sheet will depend on the novation of deposits and the receipt of approval to open new subsidiaries related to the Acquired Corporate Trust Business and the anticipated merger with Mellon.

     The Company's Tier 1 capital and Total Capital ratios were 8.43% and 12.81% at March 31, 2007, compared with 8.28% and 12.44% at March 31, 2006, and 8.19% and 12.49% at December 31, 2006. The leverage ratio was 6.80% at March 31, 2007, compared with 6.51% at March 31, 2006, and 6.67% at December 31, 2006. The Company's TCE as a percentage of total assets was 5.31% at March 31, 2007, compared with 5.52% at March 31, 2006, and 5.13%
at December 31, 2006. The Company's adjusted TCE as a percentage of total assets was 5.47% at March 31, 2007, compared with 5.54% at March 31, 2006, and 5.30% at December 31, 2006.

     Certain accounting charges in the first quarter of 2007 reduced the Company's Tier 1 and adjusted TCE ratios to 8.43% and 5.47%.

     A billion dollar change in risk-weighted assets changes the Tier 1 ratio by 11 basis points while a $100 million change in common equity changes the Tier 1 ratio by 13 basis points.

     A billion dollar change in assets changes the adjusted TCE ratio by 6 basis points while a $100 million change in common equity changes the adjusted TCE ratio by 11 basis points.

     At March 31, 2007, the Company has $1,150 million of trust preferred securities outstanding. On March 1, 2005, the Board of Governors of the Federal Reserve System (the "FRB") adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, the Company will be subject to a 15 percent limit in the amount of trust preferred securities that can be included in Tier 1 capital, net of goodwill, less any related deferred tax liability. Amounts in excess of these limits will continue to be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the transition rules and the final rules, the Company expects all its trust preferred securities to continue to qualify as Tier 1 capital. Both the Company and the Bank are expected to remain "well capitalized" under the final rule.

     The following table presents the components of the Company's risk-based capital at March 31, 2007 and 2006:

                                                             March 31,
                                                        ------------------
(In millions)                                             2007       2006
                                                        -------    -------
Shareholders' equity                                    $11,527    $10,101
Trust preferred securities                                1,150      1,150
Adjustments: Goodwill and intangibles                    (6,421)    (4,741)
             Other                                          248         88
                                                        -------    -------
Tier 1 capital                                            6,504      6,598
                                                        -------    -------
Qualifying unrealized equity security gains                   4          7
Qualifying subordinated debt                              2,946      2,745
Qualifying allowance for loan losses                        425        566
                                                        -------    -------
Tier 2 capital                                            3,375      3,318
                                                        -------    -------
Total risk-based capital                                $ 9,879    $ 9,916
                                                        =======    =======
Total risk-adjusted assets                              $77,130    $79,697
                                                        =======    =======

TRADING ACTIVITIES

     The fair value and notional amounts of the Company's financial instruments held for trading purposes at March 31, 2007 and 2006 are as follows:

                                       March 31, 2007          1Q07 Average
                                --------------------------- ------------------
(In millions)                   Notional     Fair Value         Fair Value
                                         ------------------ ------------------
Trading Account                  Amount  Assets Liabilities Assets Liabilities
---------------                 -------- ------ ----------- ------ -----------
Interest rate contracts:
  Futures and forward
    contracts                   $ 63,886 $    - $         - $    - $         -
  Swaps                          341,824  1,329         905  1,486       1,071
  Written options                208,423      -         631      -         684
  Purchased options              191,279    181           -    190           -
Foreign exchange contracts:
  Swaps                            2,457      -           -      -           -
  Written options                 10,593      -         113      -         113
  Purchased options               11,151     55           -     72           -
  Commitments to purchase
   and sell foreign exchange     125,099    297         267    410         390
Debt securities                        -  1,607         167  2,747         216
Credit derivatives                 1,899      5           6      3           9
Equities                          20,956    195         180    260         323
Commodities & other derivatives      268      6           1      4           1
                                         ------ ----------- ------ -----------
Total trading account                    $3,675 $     2,270 $5,172 $     2,807
                                         ====== =========== ====== ===========


                                       March 31, 2006          1Q06 Average
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

     The following table indicates the calculated VAR amounts for the trading portfolio for the periods indicated.


(In millions)                             1st Quarter 2007
Market Risk                     -------------------------------------
-----------                     Average   Minimum   Maximum   3/31/07
                                -------   -------   -------   -------
Interest rate                   $   3.2   $   1.9   $   4.9   $   4.5
Foreign exchange                    1.2       0.6       2.1       1.6
Equity                              2.0       0.8       6.6       1.8
Credit derivatives                  0.9       0.6       1.4       1.3
Commodities                         1.7         -       3.3       3.3
Diversification                    (2.0)       NM        NM      (3.4)
Overall portfolio                   7.0       3.0      10.9       9.1



(In millions)                             1st Quarter 2006
Market Risk                     -------------------------------------
-----------                     Average   Minimum   Maximum   3/31/06
                                -------   -------   -------   -------
Interest rate                   $   2.8   $   2.0   $   4.4   $   2.9
Foreign exchange                    1.0       0.6       1.7       0.8
Equity                              0.8       0.5       1.2       0.9
Credit derivatives                  0.9       0.6       1.2       0.9
Diversification                    (1.4)       NM        NM      (1.4)
Overall portfolio                   4.1       3.3       5.4       4.1

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

     During the first quarter of 2007, interest rate risk generated approximately 31% of average VAR, credit derivatives risk generated 13% of average VAR, foreign exchange risk accounted for 12% of average VAR, commodities risk generated 25% of average VAR, and equity risk generated 19% of average VAR. The commodities VAR reflects the option contract the Company uses to hedge its Section 29 synthetic fuel tax credits. During the first quarter of 2007, the Company's daily trading loss did not exceed the Company's calculated VAR amounts on any given day.

     The following table of total daily revenue or loss captures trading volatility and shows the number of days in which the Company's trading revenues fell within particular ranges during the past year:

Distribution of Revenues(1)
--------------------------
                                         For the Quarter Ended
                          --------------------------------------------------
(Dollars in millions)      3/31/07  12/31/06   9/30/06    6/30/06   3/31/06
                          --------------------------------------------------
Revenue Range                            Number of Occurrences
----------------------    --------- --------- --------- ---------- ---------
Less than $(2.5)               0         0          0         0         0
$(2.5)~ $ 0                    6         4          3         2         4
$ 0   ~ $ 2.5                 33        45         52        39        40
$ 2.5 ~ $ 5.0                 20        11          8        21        18
More than $5.0                 3         2          0         2         0

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

(Dollars in millions)                  Estimated Changes in Net Interest Income
                                                       Pro Forma
                                       ----------------------------------------
                                          March 31, 2007     December 31, 2006
                                             $         %         $        %
                                        --------- --------   ---------- ------
 +200 Basis Point Ramp vs. Stable Rate  $    15       0.8%   $     4      0.2%
 +100 Basis Point Ramp vs. Stable Rate       18       1.0         17      0.9
 -100 Basis Point Ramp vs. Stable Rate      (13)     (0.7)       (13)    (0.7)
 -200 Basis Point Ramp vs. Stable Rate      (25)     (1.4)       (35)    (1.9)

     The pro forma data in the above table reflects the swap with JPMorgan Chase as if the transaction was fully integrated into the Company on March 31, 2007 and December 31, 2006. The Company's swap with JPMorgan Chase would have resulted in a more liability-sensitive balance sheet because corporate trust liabilities reprice more quickly than retail deposits. However, among other actions, the Company restructured its investment portfolio to readjust its interest rate sensitivity.

     The baseline scenario's Fed Funds rate in the March 31, 2007 analysis and the December 31, 2006 analysis was 5.25%. The 100 basis point ramp scenarios assumes short-term rates change 25 basis points in each of the next four quarters, while the 200 basis point ramp scenarios assumes a 50 basis point per quarter change. Both the +100 basis point and the +200 basis point March 31, 2007 scenarios assume a steepening of the yield curve with 10-year rates rising 184 and 284 basis points respectively. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change.

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

STATISTICAL INFORMATION

                                 THE BANK OF NEW YORK COMPANY, INC.
                     Average Balances and Rates on a Taxable Equivalent Basis
                                  (Dollars in millions)

                                             For the three months         For the three months
                                             ended March 31, 2007         ended March 31, 2006(1)
                                         ----------------------------  ----------------------------
                                          Average             Average   Average             Average
                                          Balance   Interest   Rate     Balance   Interest   Rate
                                         --------   --------  -------  --------   --------  -------
ASSETS
------
Interest-bearing
 deposits in banks
 (primarily foreign)                     $  13,546  $    146    4.36%  $   9,624  $     86    3.61%
Federal funds sold and securities
 purchased under resale agreements           4,435        57    5.23       1,691        15    3.64
Margin loans                                 5,401        84    6.33       5,655        77    5.54
Non-margin loans
 Domestic offices                           19,231       244    5.11      16,321       184    4.54
 Foreign offices                            11,321       163    5.85       9,815       126    5.21
                                         ---------  --------           ---------  --------
   Total non-margin loans                   30,552       407    5.38      26,136       310    4.79
                                         ---------  --------           ---------  --------
Securities
 U.S. government obligations                    86         1    4.95         225         2    4.22
 U.S. government agency obligations          2,905        37    5.07       3,953        44    4.45
 Obligations of states and
  political subdivisions                        86         2    8.22         118         3    8.04
 Other securities                           19,311       255    5.30      18,919       232    4.89
 Trading securities                          2,753        34    4.99       4,714        51    4.42
                                         ---------  --------           ---------  --------
   Total securities                         25,141       329    5.25      27,929       332    4.76
                                         ---------  --------           ---------  --------
Total interest-earning assets               79,075     1,023    5.22      71,035       820    4.65
                                                    --------                      --------
Allowance for credit losses                   (286)                         (333)
Cash and due from banks                      2,424                         4,269
Other assets                                20,762                        16,860
Assets of discontinued operations
 held for sale                                  66         -              14,302       185    5.24
                                         ---------  --------           ---------  --------
   TOTAL ASSETS                          $ 102,041  $  1,023           $ 106,133  $  1,005
                                         =========  ========           =========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Interest-bearing deposits
 Money market rate accounts              $   6,169  $     45    2.98%  $   5,426  $     31    2.29%
 Savings                                       416         2    1.85         468         1    1.13
 Certificates of deposit of
  $100,000 & over                            3,133        42    5.43       4,246        48    4.59
 Other time deposits                           584         7    5.18         903        10    4.41
 Foreign offices                            33,560       304    3.67      30,220       208    2.80
                                         ---------  --------           ---------  --------
  Total interest-bearing deposits           43,862       400    3.70      41,263       298    2.93
Federal funds purchased and
 securities sold under repurchase
 agreements                                  1,527        19    4.97       1,966        20    4.19
Other borrowed funds                         1,870        13    2.88       1,980        20    4.02
Payables to customers and broker-dealers     4,747        42    3.59       5,231        40    3.10
Long-term debt                               8,888       120    5.42       8,011        96    4.81
                                         ---------  --------           ---------  --------
  Total interest-bearing liabilities        60,894       594    3.95      58,451       474    3.28
                                                    --------                      --------
Noninterest-bearing deposits                14,903                        10,119
Other liabilities                           14,901                        13,373
Common shareholders' equity                 11,277                         9,888
Liabilities of discontinued operations
 held for sale                                  66         -              14,302        36    1.02
                                         ---------  --------           ---------  --------
   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 102,041  $    594           $ 106,133   $   510
                                         =========  ========           =========   =======
Interest earnings,
  continuing operations                             $    429                       $   346
                                                    ========                       =======
Net interest margin                                             2.18%                         1.95%
                                                              =======                       =======

Note:
    (1)	Average balances and rates have been impacted by allocations made to match assets of discontinued operations held for sale with liabilities of discontinued operations held for sale.

SUPPLEMENTAL INFORMATION

     On October 1, 2006, the Company acquired JPMorgan Chase's corporate trust business and sold to JPMorgan Chase the Company's Retail Business. The transaction further increased the Company's focus on the securities services and asset management businesses that are at the core of its long-term business strategy.

     For the quarters ended March 31, 2007 and March 31, 2006, the Company has prepared supplemental financial information as follows:

* Full income statement for the Retail Business, which is reflected as discontinued operations
* Adjusted results, which combine continuing and discontinued operations to provide continuity with historical results
* Continuing operations and adjusted results including and excluding merger and integration costs

     The Company believes that providing supplemental adjusted non-GAAP financial information is useful to investors in understanding the underlying operating performance of the Company and its businesses and performance trends, particularly in view of the materiality and strategic significance of the JPMorgan Chase transaction. By combining the results of continuing and discontinued operations and excluding merger and integration costs, the Company believes investors can gain greater insight into the operating performance of the Company in relation to historic results. Although the Company believes that the non-GAAP financial measures presented in this report enhance investors' understanding of the Company's business and performance, these non-GAAP measures should not be considered an alternative to GAAP.


                                                  THE BANK OF NEW YORK COMPANY, INC.
                                                         SUPPLEMENTAL INFORMATION
                                                         ------------------------
                                                    Consolidated Statements of Income
                                             (Dollars in millions, except per share amounts)
                                                              (Unaudited)


                                 Quarter Ended March 31, 2007              Quarter Ended March 31, 2006
                          ----------------------------------------  -----------------------------------------
                          Continuing    Discontinued    Adjusted    Continuing    Discontinued    Adjusted
                          Operations     Operations     Results (1) Operations    Operations      Results (1)
                          ----------   -------------    ----------  ----------    ------------    -----------
Noninterest income
------------------
Securities servicing fees
 Asset servicing              $  393          $    -        $  393      $  335          $    -        $  335
 Issuer services                 319               -           319         154               -           154
 Clearing services               278               -           278         342               -           342
                              ------          ------        ------      ------          ------        ------
   Total securities
     servicing fees              990               -           990         831               -           831
Global payment services           50               -            50          51               8            59
Asset and wealth
  management fees                153               -           153         127              11           138
Performance fees                  14               -            14           7               -             7
Financing-related fees            52               -            52          63              37           100
Foreign exchange and other
  trading activities             128               -           128         113               2           115
Securities gains/(losses)          2               -             2          (4)              -            (4)
Asset/investment income           35               -            35          34               -            34
Other                             51              14            65          43              13            56
                              ------          ------        ------      ------          ------        ------
    Total noninterest income   1,475              14         1,489       1,265              71         1,336
                              ------          ------        ------      ------          ------        ------
Net interest income
-------------------              427               -           427         339             149           488
Provision for credit losses      (15)              -           (15)          -               5             5
                              ------          ------        ------      ------          ------        ------
Net interest income after
    provision for
      credit losses              442               -           442         339             144           483
                              ------          ------        ------      ------          ------        ------
Noninterest expense
-------------------
Staff                            720               9           729         604              64           668
Net occupancy                     79               -            79          68              20            88
Furniture and equipment           50               -            50          51               2            53
Clearing                          37               -            37          50               -            50
Sub-custodian expenses            34               -            34          34               -            34
Software                          54               -            54          55               1            56
Business development              30               -            30          23               9            32
Communications                    19               -            19          26               1            27
Professional, legal, and other
  purchased services             130               2           132          82               8            90
Distribution and servicing         4               -             4           4               -             4
Amortization of intangibles       28               -            28          13               -            13
Merger and integration costs      15               8            23           -               -             -
Other                             72               -            72          59               8            67
                              ------          ------        ------      ------          ------        ------
    Total noninterest expense  1,272              19         1,291       1,069             113         1,182
                              ------          ------        ------      ------          ------        ------
Income before income taxes       645              (5)          640         535             102           637
Income taxes                     208              (2)          206         175              40           215
                              ------          ------        ------      ------          ------        ------
Net income                       437              (3)          434         360              62           422
Merger and integration cost,
  net of taxes                    10               5            15           -               -             -
                              ------          ------        ------      ------          ------        ------
Net income excluding merger
  and integration costs       $  447          $    2        $  449      $  360          $   62        $  422
                              ======          ======        ======      ======          ======        ======

Diluted earnings per share    $ 0.57          $    -        $ 0.57      $ 0.47          $ 0.08        $ 0.55
Diluted earnings per share
  excluding merger and
  integration costs             0.59               -          0.59        0.47            0.08          0.55


Note:
  (1)  Adjusted results combine continuing and discontinued operations to provide continuity with historical results.

MERGER AGREEMENT WITH MELLON FINANCIAL CORPORATION ("MELLON")

     On December 3, 2006, the Company and Mellon entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company and Mellon will each merge with and into a newly formed corporation to be called The Bank of New York Mellon Corporation. The boards of directors of both companies have unanimously approved the Merger Agreement. The parties amended and restated the Merger Agreement on February 23, 2007 and again on March 30, 2007. The board of directors of each company has adopted a resolution recommending the adoption of the Merger Agreement by its respective shareholders, and each party has agreed to put these matters before their respective shareholders for consideration. Subject to the customary closing conditions, the merger is expected to close early in the third quarter of 2007. The Company and Mellon filed a joint proxy statement/prospectus with the Securities and Exchange Commission ("SEC") regarding the proposed merger in late February and filed amendments to the joint proxy statement/prospectus with the SEC in April. The joint proxy statement/prospectus became effective on April 17, 2007. The Company and Mellon will each hold separate special shareholder meetings on May 24, 2007 to approve the merger for shareholders of record as of April 12, 2007.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Some statements in this document are forward-looking. These include all statements about the future results of the Company, projected business growth, statements with respect to the proposed merger with Mellon, expectations with respect to operations after the merger, the expected outcome of legal, regulatory and investigatory proceedings, predicted loan losses, and the Company's plans, objectives and strategies. In this report, any press release or any oral statement that the Company or its executives may make, words such as "estimate," "forecast," "project," "anticipate," "confident," "target," "expect," "intend," "think," "continue," "seek," "believe," "plan," "goal," "could," "should," "may," "will," "strategy," "highly attractive," "rapidly evolving financial markets," "synergies," "opportunities," "superior returns," "well-positioned," "trends," "pro forma" and words of similar meaning, signify forward-looking statements.

     In addition, with respect to the Mellon transaction, actual results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements as a result of risks and uncertainties, including but not limited to, the businesses of the Company and Mellon may not be integrated successfully or the integration may be more difficult, time-consuming or costly than expected; the combined company may not realize, to the extent or at the time the Company expects, revenue synergies and cost savings from the transaction; revenues following the transaction may be lower than expected as a result of losses of customers or other reasons; deposit attrition, operating costs, customer loss and business disruption following the transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; governmental approvals of the transaction may not be obtained on the proposed terms or expected timeframe; a weakening of the economies in which the combined company will conduct operations may adversely affect the Company's operating results; the Company's and Mellon's shareholders may fail to approve the transaction; the U.S. and foreign legal and regulatory framework could adversely affect the operating results of the combined company; and fluctuations in interests rates, currency exchange rates and securities prices may adversely affect the operating results of the combined company. Additional factors that could cause the Company's and Mellon's results to differ materially from those described in the forward-looking statements can be found in The Bank of New York Company, Inc.'s and Mellon Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 and any subsequent reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, as well as other uncertainties affecting future results and the value of the Company's stock.

     Forward-looking statements, including the Company's discussions and projections of future results of operations and discussions of future plans contained in the MD&A and elsewhere in this Form 10-Q, are based on management's current expectations and assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation's control), including adverse changes in market conditions and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The "Risk Factors" discussed in the section "Forward-Looking Statements and Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by the Company with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, as well as other uncertainties affecting future results and the value of the Company's stock.

     All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.


MELLON TRANSACTION

     The proposed transaction between The Bank of New York Company, Inc. and Mellon Financial Corporation will be submitted to The Bank of New York Company, Inc.'s and Mellon Financial Corporation's shareholders for their consideration. In connection with the proposed transaction, The Bank of New York Mellon Corporation, an entity formed by The Bank of New York Company, Inc. and Mellon Financial Corporation for purposes of facilitating the proposed transaction, has filed a registration statement on Form S-4 (Registration No. 333-140863) containing a definitive joint proxy statement/prospectus that has been mailed to the shareholders of each of The Bank of New York Company, Inc. and Mellon Financial Corporation. Shareholders are urged to read the registration statement and the joint proxy statement/prospectus regarding the proposed transaction and any other relevant documents filed with the Securities and Exchange Commission, as well as any amendments or supplements to those documents, because they will contain important information. Shareholders may obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation, without charge, at the SEC's Internet site (http://www.sec.gov). Copies of the joint proxy statement/prospectus and other SEC filings that are incorporated by reference in the joint proxy statement/prospectus are also available, without charge, from The Bank of New York Company, Inc., Investor Relations, One Wall Street, 31st Floor, New York, New York 10286 (212-635-1578), or from Mellon Financial Corporation, Secretary of Mellon Financial Corporation, One Mellon Center, Pittsburgh, Pennsylvania 15258-0001 (800-205-7699).

     Directors and executive officers of The Bank of New York Company, Inc. and Mellon Financial Corporation and other persons may be deemed to be participants in the solicitation of proxies from the shareholders of The Bank of New York Company Inc. and/or Mellon Financial Corporation, in respect of the proposed transaction. Information about the directors and executive officers of The Bank of New York Company, Inc. is set forth in the proxy statement for The Bank of New York Company, Inc.'s annual meeting of shareholders, as filed with the SEC on March 14, 2007. Information about the directors and executive officers of Mellon Financial Corporation is set forth in the proxy statement for Mellon Financial Corporation's 2007 annual meeting of shareholders, as filed with the SEC on March 19, 2007. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, is contained in the definitive joint proxy statement/prospectus.

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

     A wide variety of domestic and foreign companies compete for processing services. For securities servicing and global payment services, international, national, and regional commercial banks, trust banks, investment banks, specialized processing companies, outsourcing companies, data processing companies, stock exchanges, and other business firms offer active competition. In the asset management and wealth management markets, international, national, and regional commercial banks, standalone asset management companies, mutual funds, securities brokerage firms, insurance companies, investment counseling firms, and other business firms and individuals actively compete for business. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as commercial finance companies, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans.

WEBSITE INFORMATION

     The Company makes available on its website:  www.bankofny.com

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

                                  THE BANK OF NEW YORK COMPANY, INC.
                                     Consolidated Balance Sheets
                             (Dollars in millions, except per share amounts)
                                           (Unaudited)


                                                                March 31,      December 31,
                                                                  2007             2006
                                                              -----------     -----------
Assets
------
Cash and due from banks                                       $     2,159     $     2,840
Interest-bearing deposits with banks                               13,474          13,172
Federal funds sold and securities purchased
  under resale agreements                                           1,712           5,114
Securities
  Held-to-maturity (fair value of
    $1,557 at 03/31/07 and $1,710 at 12/31/06)                      1,572           1,729
  Available-for-sale                                               22,124          19,377
                                                              -----------     -----------
    Total securities                                               23,696          21,106
Trading assets at fair value                                        3,675           5,544
Loans                                                              38,289          37,793
Reserve for loan losses                                              (290)           (287)
                                                              -----------     -----------
  Net loans                                                        37,999          37,506
Premises and equipment                                              1,064           1,050
Accrued interest receivable                                           409             422
Goodwill                                                            5,131           5,172
Intangible assets                                                   1,447           1,453
Other assets                                                        9,061           9,973
Assets of discontinued operations held for sale                        21              18
                                                              -----------     -----------
     Total assets                                             $    99,848     $   103,370
                                                              ===========     ===========

Liabilities
-----------
Deposits
 Noninterest-bearing (principally domestic offices)           $    17,269     $    19,554
 Interest-bearing deposits in domestic offices                      9,312          10,041
 Interest-bearing deposits in foreign offices                      32,435          32,551
                                                              -----------     -----------
     Total deposits                                                59,016          62,146
Federal funds purchased and securities
  sold under repurchase agreements                                    773             790
Trading liabilities                                                 2,270           2,507
Payables to customers and broker-dealers                            6,739           7,266
Other borrowed funds                                                1,714           1,625
Accrued taxes and other expenses                                    4,153           5,129
Other liabilities (including allowance for
  lending-related commitments of
  $135 at 03/31/07 and $150 at 12/31/06)                            4,007           3,477
Long-term debt                                                      9,585           8,773
Liabilities of discontinued operations held for sale                   64              64
                                                              -----------     -----------
     Total liabilities                                             88,321          91,777
                                                              -----------     -----------
Shareholders' Equity
--------------------
 Common stock-par value $7.50 per share,
  authorized 2,400,000,000 shares, issued
  1,054,488,125 shares at 03/31/07 and
  1,053,752,916 shares at 12/31/06                                  7,909           7,903
 Additional capital                                                 2,203           2,142
 Retained earnings                                                  9,294           9,444
 Accumulated other comprehensive income                              (337)           (317)
                                                               ----------     -----------
                                                                   19,069          19,172
Less: Treasury stock (296,062,120 shares at 03/31/07 and
        297,790,159 shares at 12/31/06), at cost                    7,539           7,576
      Loan to ESOP (101,753 shares at 03/31/07
        and 12/31/06), at cost                                          3               3
                                                              -----------     -----------
     Total shareholders' equity                                    11,527          11,593
                                                              -----------     -----------
     Total liabilities and shareholders' equity               $    99,848     $   103,370
                                                              ===========     ===========

Notes:(1) See accompanying Notes to Consolidated Financial Statements.
      (2) The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.




                            THE BANK OF NEW YORK COMPANY, INC.
                             Consolidated Statements of Income
                          (In millions, except per share amounts)
                                       (Unaudited)


                                                               Quarter Ended
                                                       ----------------------------
                                                        March 31, Dec 31,  March 31,
                                                          2007     2006     2006
                                                        --------- -------  --------
Noninterest Income
------------------
  Securities servicing fees
    Asset servicing                                      $  393   $  355   $  335
    Issuer services                                         319      340      154
    Clearing services                                       278      263      342
                                                         ------   ------   ------
      Total securities servicing fees                       990      958      831
  Global payment services                                    50       51       51
  Asset and wealth management fees                          153      154      127
  Performance fees                                           14       18        7
  Financing-related fees                                     52       61       63
  Foreign exchange and other trading activities             128       98      113
  Securities gains/(losses)                                   2        2       (4)
  Asset/investment income                                    35       47       34
  Other                                                      51       52       43
                                                         ------   ------   ------
    Total noninterest income                              1,475    1,441    1,265
                                                         ------   ------   ------
Net Interest Income
-------------------
  Interest income                                         1,021    1,057      813
  Interest expense                                          594      606      474
                                                         ------   ------   ------
  Net interest income                                       427      451      339
  Provision for credit losses                               (15)     (15)       -
                                                         ------   ------   ------
    Net interest income after provision
      for credit losses                                     442      466      339
                                                         ------   ------   ------
Noninterest Expense
-------------------
  Staff                                                     720      736      604
  Net occupancy                                              79       73       68
  Furniture and equipment                                    50       45       51
  Clearing                                                   37       38       50
  Sub-custodian expenses                                     34       33       34
  Software                                                   54       59       55
  Business development                                       30       30       23
  Communications                                             19       23       26
  Professional, legal, and other purchased services         130      125       82
  Distribution and servicing                                  4        5        4
  Amortization of intangible assets                          28       34       13
  Merger and integration costs                               15       17        -
  Other                                                      72       67       59
                                                         ------   ------   ------
    Total noninterest expense                             1,272    1,285    1,069
                                                         ------   ------   ------
Income
------
  Income from continuing operations before income taxes     645      622      535
  Provision for income taxes                                208      195      175
                                                         ------   ------   ------
  Income from continuing operations                         437      427      360
                                                         ------   ------   ------
  Discontinued operations
    Income (loss) from discontinued operations               (5)   2,130      102
    Provision for income taxes                               (2)     768       40
                                                         ------   ------   ------
  Income (loss) from discontinued operations, net            (3)   1,362       62
                                                         ------   ------   ------
Net income                                               $  434   $1,789   $  422
                                                         ======   ======   ======
Earnings per Share
------------------
  Basic
    Income from continuing operations                    $ 0.58   $ 0.57   $ 0.47
    Income from discontinued operations, net                  -     1.82     0.08
  Net income                                               0.58     2.39     0.55
  Diluted
    Income from continuing operations                    $ 0.57   $ 0.56   $ 0.47
    Income from discontinued operations, net                  -     1.80     0.08
  Net income                                               0.57     2.36     0.55

Average Shares Outstanding (in thousands)
-----------------------------------------
  Basic                                                 750,737  746,688  763,851
  Diluted                                               763,083  757,981  773,630

Note: (1) See accompanying Notes to Consolidated Financial Statements.
      (2) Certain prior periods' amounts have been reclassified to conform to current period presentation.


                                THE BANK OF NEW YORK COMPANY, INC.
                      Consolidated Statement of Changes in Shareholders' Equity
                          For the three months ended March 31, 2007
                                    (Dollars in millions)
                                        (Unaudited)


Common stock
Balance, January 1                                                            $       7,903
  Issuances in connection with employee benefit plans                                     6
                                                                              -------------
Balance, March 31                                                                     7,909
                                                                              -------------
Additional capital
Balance, January 1                                                                    2,142
  Issuances in connection with employee benefit plans                                    61
                                                                              -------------
Balance, March 31                                                                     2,203
                                                                              -------------
Retained earnings
Balance, January 1                                                                    9,444
Adjustments for the cumulative effect of applying FSP FAS 13-2 and
  FIN 48, net of taxes of $(214)                                                       (416)
                                                                              -------------
Balance, January 1 restated                                                           9,028

  Net income                                                    $       434             434
  Cash dividends on common stock                                                       (168)
                                                                              -------------
Balance, March 31                                                                     9,294
                                                                              -------------
Accumulated other comprehensive income
Balance, January 1                                                                     (317)
      Net unrealized derivative gain/(loss) on cash flow hedges,
        net of taxes of $13                                             (19)            (19)
      Foreign currency translation adjustment,
        net of taxes of $-                                                1               1
      Other adjustments, net of taxes of $-                              (2)             (2)
                                                                              -------------
Balance, March 31                                                                      (337)
                                                                -----------   -------------
Total comprehensive income                                      $       414
                                                                ===========
Less treasury stock
Balance, January 1                                                                    7,576
  Issued                                                                                (53)
  Acquired                                                                               16
                                                                              -------------
Balance, March 31                                                                     7,539
                                                                              -------------
Less loan to ESOP
Balance, January 1                                                                        3
  Loan to ESOP                                                                            -
                                                                              -------------
Balance, March 31                                                                         3
                                                                              -------------
Total shareholders' equity, March 31, 2007                                    $      11,527
                                                                              =============

-------------------------------------------------------------------------------------------

Comprehensive income for the three months ended March 31, 2007 and 2006 was $414 and $367.

See accompanying Notes to Consolidated Financial Statements.

                           THE BANK OF NEW YORK COMPANY, INC.
                          Consolidated Statements of Cash Flows
                                 (Dollars in millions)
                                    (Unaudited)


                                                           For the three months
                                                               ended March 31,
                                                              2007       2006
                                                            --------   --------
Operating activities
Net income                                                  $    434   $    422
Adjustments to determine net cash attributable to
 operating activities:
  Provision for credit losses                                    (15)         5
  Depreciation and amortization                                  127        117
  Deferred income taxes                                           62        (37)
  Securities gains and venture capital income                    (18)       (17)
  Change in trading activities                                 1,608     (1,074)
  Change in accruals and other, net                             (151)     1,117
                                                            --------   --------
Net cash provided by operating activities                      2,047        533
                                                            --------   --------
Investing activities
Change in interest-bearing deposits in banks                    (219)     1,100
Change in margin loans                                            34        777
Purchases of securities held-to-maturity                           -       (303)
Paydowns of securities held-to-maturity                           35         65
Maturities of securities held-to-maturity                        129         40
Purchases of securities available-for-sale                    (4,887)    (3,260)
Sales of securities available-for-sale                            60        890
Paydowns of securities available-for-sale                      1,071      1,193
Maturities of securities available-for-sale                      945      1,436
Net principal disbursed on loans to customers                 (1,055)      (138)
Proceeds from loans held for sale and other loan sales             -         33
Change in federal funds sold and securities
  purchased under resale agreements                            3,402     (2,356)
Purchases of premises and equipment/capitalized software         (57)       (41)
Acquisitions, net of cash disbursed                              (58)      (339)
Proceeds from the sale of premises and equipment                   -          -
Other, net                                                       858        (57)
                                                            --------   --------
Net cash provided by/(used for)investing activities              258       (960)
                                                            --------   --------
Financing activities
Change in deposits                                            (3,286)       637
Change in federal funds purchased and securities
  sold under repurchase agreements                               (17)        69
Change in payables to customers and broker-dealers              (526)    (1,067)
Change in other borrowed funds                                    74        302
Net proceeds from the issuance of long-term debt                 803        600
Repayments of long-term debt                                     (11)       (12)
Issuance of common stock                                         120        104
Tax benefit realized on share-based payment awards                15          9
Treasury stock acquired                                          (16)       (82)
Cash dividends paid                                             (168)      (164)
                                                            --------   --------
Net cash (used for)/provided by financing activities          (3,012)       396
                                                            --------   --------
Effect of exchange rate changes on cash                           26        (76)
                                                            --------   --------
Change in cash and due from banks                               (681)      (107)
Cash and due from banks at beginning of period                 2,840      3,515
Cash related to discontinued operations                            -       (544)
                                                            --------   --------
Cash and due from banks at end of period                    $  2,159   $  2,864
                                                            ========   ========
-------------------------------------------------------------------------------
Supplemental disclosures
    Interest paid                                           $    626   $    510
    Income taxes paid                                            643        328
    Income taxes refunded                                          1          2
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

     The Company provides a complete range of banking and other financial services to corporations and individuals worldwide through its business segments: Asset and Wealth Management, Institutional Services, and Other. "Business Segment Accounting Principles" and "Segment Financial Data" are incorporated from the Business Segment Review section of Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations ("MD&A"). There were no major customers from whom revenues were individually material to the Company's performance.

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

     During the three months ended March 31, 2007, approximately 5.6 million options were granted. In the first quarters of 2007 and 2006, the Company recorded $14 million and $10 million of stock option expense.

     The fair value of options granted in 2007 and 2006 were estimated at the grant date using the following weighted average assumptions:

                                           First Quarter
                                           2007    2006
                                          ------ -------
Dividend yield                             2.46%   2.44%
Expected volatility                       23.35   21.94
Risk free interest rates                   4.42    4.66
Expected options lives (in years)          6       5


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

     Certain of the Company's stock compensation grants vest when the employee retires. SFAS 123(R) requires the completion of expensing of new grants with this feature by the first date the employee is eligible to retire. For grants prior to January 1, 2006, the Company will continue to expense them over their stated vesting period. The adoption of SFAS 123(R) increased pre-tax expense in 2006 by $12 million.

     In February 2006, the FASB issued SFAS No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments", an amendment of SFAS 140 and SFAS 133. SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value if the hybrid instrument contains an embedded derivative that otherwise would require bifurcation and be accounted for separately under SFAS 133. SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after December 31, 2006. On January 17, 2007, the FASB issued Derivative Implementation Groups ("DIG") Issue B40 which impacts how SFAS 155 is applied. The adoption of SFAS 155 and DIG Issue B40 did not have a significant impact on the Company's investment activities.

     In July 2006, the FASB issued FASB Staff Position ("FSP") FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction," revising the accounting guidance under SFAS No. 13 ("SFAS 13"), "Accounting for Leases," for leveraged leases. This FSP modifies existing interpretations of SFAS 13 and associated industry practice. As a result in 2007, the Company recognized a one-time after-tax charge to equity of $389 million related to a change in the timing of its lease cash flows due to the LILO settlement. See "Commitments and Contingent Liabilities" in Notes to Consolidated Financial Statements. However, an amount approximating this one-time charge will be taken into income over the remaining term of the affected leases. In the first quarter of 2007, the Company recognized an after-tax income of $2 million. Since the Company has not yet reached a settlement with the IRS related to LILOs originated in 1998, the charge to equity was estimated assuming a December 31, 2007 settlement date. The portion of the one-time charge related to 1998 LILOs will be taken into income between the settlement date and the end of the lease term.

     In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair
Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS 133 as modified by SFAS 155) where the Company cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS 157 will require the Company to consider the effect of its own credit standing in determining the fair value of its liabilities. In addition, SFAS 157 prohibits the recognition of "block discounts" for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The requirements of SFAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. The Company expects to adopt
SFAS 157 on January 1, 2008. The Company is currently evaluating the impact of SFAS 157.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires the Company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the fiscal year, (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income) and (d) provide additional disclosure. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 resulted in a charge to equity of $264 million.

     In 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 requires that a tax position meet a "more-likely-than-not threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet a more-likely-than-not recognition threshold will result in either reduction of current or deferred tax assets, and/or recording of current or deferred tax liabilities. The impact of adoption in 2007 was a charge to equity of $27 million. See "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion related to FIN 48.

     In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company's choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company expects to adopt SFAS 159 along with SFAS 157 on January 1, 2008 and is currently evaluating the impact of SFAS 159.

     Certain other prior year information has been reclassified to conform its presentation with the 2007 financial statements.


3.  Acquisitions and Dispositions
    -----------------------------

     The Company continues to be a selective acquirer of securities servicing and asset management businesses.

     In the first quarter of 2007, the Company acquired certain clearing and custody relationships rights for cash. The Company frequently structures its acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth. The Company records the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

     Goodwill and tax-deductible portion of goodwill related to completed acquisitions in the first quarter of 2007 was zero. At March 31, 2007, the Company was liable for potential contingent payments related to acquisitions in the amount of $130 million. Cash paid or accrued for acquisitions and contingent payments was $89 million in the first quarter of 2007.

2007
----

     In January 2007, certain clearing and custody relationships rights were acquired by the Company's Pershing subsidiary. The transaction involved 46 organizations, comprised of 30 registered investment advisor firms and 16 introducing broker-dealer firms.

     In March 2007, the Company sold its 49 percent stake in joint venture BNY Mortgage Co. to EverBank Financial Corp. The transaction is consistent with the Company's recent strategic moves to focus on asset management and securities servicing.

     In April 2007, the Company agreed to sell its 30% equity investment in RBS International Securities Services (Holdings) Limited to BNP Paribas Securities Services.


2006
----

     On October 1, 2006, the Company sold its Retail Business to JPMorgan Chase for the net asset value plus a premium of $2.3 billion. JPMorgan Chase sold its corporate trust business to the Company for the net asset value plus a premium of $2.15 billion. The difference between premiums resulted in a net cash payment of $150 million to the Company. There is also a contingent payment of up to $50 million to the Company tied to customer retention. For further details, see "Discontinued Operations" in the Notes to the Consolidated Financial Statements.

     JPMorgan Chase's corporate trust business comprised issues representing $5 trillion in total debt outstanding. It had 2,400 employees in more than 40 locations globally. Prior to the acquisition, the Company's corporate trust business comprised issues representing $3 trillion in total debt outstanding and had 1,300 employees in 25 locations globally.

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

     On a pro forma basis, if the acquisition of the Acquired Corporate Trust Business had occurred on January 1, 2006, the transaction would have had the following impact:


                                       For the three months ended
(Dollars in millions,                       March 31, 2006
 except per share amounts)             --------------------------
                                        Reported     Pro Forma
                                       ---------     ---------
Revenue                                 $  1,604     $   1,810
Net income from continuing
  operations                                 360           409
Net income                                   422           471

Diluted earnings per share
  from continuing operations            $   0.47     $    0.53
Diluted earnings per share                  0.55          0.61


     The pro forma results are based on adding the pre-tax historical results of the Acquired Corporate Trust Business to the Company's results and adjusting for amortization of intangibles created in the transaction and taxes. The pro forma data does not include adjustments to reflect the Company's operating costs or expected differences in the way funds generated by the Acquired Corporate Trust Business are invested. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

     The Company's transaction with JPMorgan Chase altered the composition of the balance sheet. When the Acquired Corporate Trust Business is fully integrated in 2007, approximately $14 billion of U.S. dollar retail deposits will have been replaced with between $11 billion and $14 billion of institutional corporate trust deposits. Between $7 billion and $10 billion of deposits related to the Acquired Corporate Trust Business have not yet transitioned to the Company. These deposits will transition to the Company as regulatory approval is received to operate in certain foreign locations and as the novation process proceeds in other foreign locations. The Company expects the transition will be substantially complete by June 30, 2007. Until the transition is complete, JPMorgan Chase will pay the Company for the net economic value of these deposits. In the first quarter of 2007, the Company recorded $25 million of net economic value payments in noninterest income, compared with $23 million in the fourth quarter of 2006. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans included in the sale of the Retail Business have been replaced with liquid assets and securities. Goodwill and intangibles related to the Acquired Corporate Trust Business were approximately $2.3 billion.

     On October 2, 2006, the Company completed the transaction resulting in the formation of BNY ConvergEx Group. BNY ConvergEx Group brought together BNY Securities Group's trade execution, commission management, independent research and transition management business with Eze Castle Software, a leading provider of trade order management and related investment technologies. This transaction enabled the Company to achieve several objectives including repositioning its execution services business for faster growth and enhancing the product offering for the Company's client base, while allowing the Company to withdraw capital committed to the business.

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

     The Company and GTCR Golder Rauner, LLC each hold a 35 percent stake in BNY ConvergEx Group, with the balance held by Eze Castle Software's investors and BNY ConvergEx Group's management team. BNY ConvergEx Group, with pro forma 2005 revenues of approximately $340 million, is an affiliate of The Bank of New York and is reflected on the Company's financial statements as an equity investment. After the use of the proceeds to repurchase shares, the transaction is expected to be neutral to earnings per share.

     The BNY Securities Group businesses included in BNY ConvergEx Group are BNY Brokerage, Lynch, Jones & Ryan, G-Port, Westminster Research and BNY Jaywalk. In addition, The Bank of New York's B-Trade and G-Trade businesses are expected to become part of BNY ConvergEx Group in 2008, although in the interim they will continue to be owned by The Bank of New York.

     On December 1, 2006, the Company sold its transfer agency software business, Rufus, to Bravura Solutions Limited ("Bravura"), a leading global supplier of wealth management applications and professional services, for approximately $38 million. Under the agreement, Bravura acquired all of the software and intellectual property comprising Rufus, and all existing employees will transfer to Bravura.

     On December 3, 2006, the Company and Mellon entered into a definitive agreement to merge, creating the world's largest securities servicing and asset management firm. The new company, which will be called The Bank of New York Mellon Corporation, will be the world's leading asset servicer with Assets under Custody and Administration expected to exceed $18 trillion and the world's leading corporate trustee with assets under trusteeship expected to exceed $8 trillion. It will rank among the top 10 global asset managers with assets under management expected to exceed $1.1 trillion.

     The combined company is expected to have annual revenues of more than $12 billion, with approximately 28% derived from asset servicing, 38% from issuer services, clearing and execution services and treasury services, and 29% from asset and wealth management. By the end of 2008, the Company is expected to generate over $1 billion tangible capital per quarter. It will be well positioned to capitalize on global growth trends, including the evolution of emerging markets, the growth of hedge funds and alternative asset classes, the increasing need for more complex financial products and services, and the increasingly global need for people to save and invest for retirement. Almost a quarter of combined revenue will be derived internationally.

     Under the terms of the agreement, the Company's shareholders will receive 0.9434 shares in the new company for each share of the Company that they own and Mellon shareholders will receive one share in the new company for each Mellon share they own.

     To induce Mellon to enter into the merger agreement, the Company granted Mellon an option to purchase up to 149,621,546 shares of the Company's common stock at a price per share equal to the lesser of $35.48 and the closing sale price of the Company's common stock on the trading day immediately preceding the exercise date; but in no case may Mellon acquire more than 19.9% of the outstanding shares of the Company's common stock under this stock option agreement. Mellon cannot exercise the option unless specified triggering events occur. These events generally relate to business combinations or acquisition transactions involving the Company and a third party.

     The option could have the effect of discouraging a third party from trying to acquire the Company prior to completion of the transaction or termination of the merger agreement. Upon the occurrence of certain triggering events, the Company may be required to repurchase the option and/or any shares of the Company's common stock purchased by Mellon under the option at a predetermined price, or Mellon may choose to surrender the option to the Company for a cash payment of $1.15 billion. In no event will the total profit received by Mellon with respect to this option exceed $1.3 billion.

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

     On December 19, 2006, the Company acquired the remaining 50% stake in AIB/BNY Securities Services (Ireland) Ltd. (AIB/BNY) that it did not own from Allied Irish Banks, p.l.c. ("AIB"). AIB/BNY was established in 1995 as a joint venture between AIB and the Company to provide a range of services for a number of fund structures domiciled in Ireland. At acquisition, AIB/BNY had $210 billion assets under administration and employed 600 staff in its Dublin and Cork offices.

4. Discontinued Operations
   -----------------------

     On October 1, 2006, the Company acquired JPMorgan Chase's corporate trust business and JPMorgan Chase acquired the Company's Retail Business. The Company adopted discontinued operations accounting for its Retail Business. Also included in the sales agreement are provisions related to transitional services that will be provided for a period of up to 8 months after closing, subject to extensions. The results from continuing operations exclude the results of the Company's Retail Business and include the operations of the Acquired Corporate Trust Business only after October 1, 2006.

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

     Summarized financial information for discontinued operations related to the Retail Business is as follows:



(In millions)                1Q07    4Q06    1Q06
                            ------  ------  ------
Noninterest income(1)       $   14  $2,174  $   71
Net interest income              -       -     149
                            ------  ------  ------
 Total revenue,
  net of interest expense   $   14  $2,174  $  220
                            ======  ======  ======
Income (loss) from
 discontinued operations(1) $   (5) $2,130  $  102
Income taxes (benefits)         (2)    768      40
                            ------  ------  ------
Income (loss) from
 discontinued operations,
 Net of taxes               $   (3) $1,362  $   62
                            ======  ======  ======

    (1)	Including the $2,159 million pre-tax gain on the sale of the Retail
        Business in the fourth quarter of 2006.



     Assets and liabilities of discontinued operations held for sale as of March 31, 2007 and December 31, 2006 were not significant.

5.  Goodwill and Intangibles
    ------------------------

     Goodwill by reportable segment is as follows:

(In millions)
                                      March 31, 2007    December 31, 2006
                                  ------------------    -----------------
Asset and wealth management            $         622      $           605
Institutional services                         4,509                4,567
                                  ------------------    -----------------
Consolidated total                     $       5,131      $         5,172
                                  ==================    =================


The changes in goodwill during the first quarter of 2007 were as follows:

     (In millions)

      Balance at December 31, 2006           $  5,172
      Acquisitions                                  8
      Foreign exchange translation                  2
      Other (1)                                   (51)
                                             --------
      Balance at March 31, 2007              $  5,131
                                             ========

   (1) Other changes in goodwill include purchase price adjustments and certain other reclassifications.


     The Company's reporting units are tested annually for goodwill impairment.

Intangible Assets
-----------------

                                      March 31, 2007                         December 31, 2006
                      ----------------------------------------------  ------------------------------
                                                        Weighted
                        Gross                  Net       Average        Gross                 Net
                      Carrying  Accumulated Carrying  Amortization    Carrying  Accumulated Carrying
(Dollars in millions)  Amount  Amortization  Amount  Period in Years   Amount  Amortization  Amount
                      -------- ------------ -------- ---------------  -------- ------------ --------
Trade names           $    370  $        -  $    370 Indefinite Life   $    370  $        - $    370
Customer relationships   1,253        (176)    1,077        13            1,231        (148)   1,083
Other intangible
   assets                    8          (8)        -         -               17         (17)       -

     The aggregate amortization expense of intangibles was $28 million and $13 million for the quarters ended March 31, 2007 and 2006, respectively. Estimated amortization expense for current intangibles for the next five years is as follows:


                                     For the Year Ended        Amortization
(In millions)                              December 31,            Expense
                                     ------------------        ------------
                                             2007                      $114
                                             2008                       114
                                             2009                       112
                                             2010                       111
                                             2011                       111

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

     The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is determined by one of the following: present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral. See "Critical Accounting Policies" and "Allowance" in the MD&A section for additional information.

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

     Transactions in the allowance for credit losses are summarized as follows:

(In millions)                        Three Months Ended March 31, 2007
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, beginning of period      $      287     $        150     $      437
  Charge-offs                              -               (5)            (5)
  Recoveries                               8                -              8
                               --------------  ---------------  -------------
  Net (charge-offs)/recoveries             8               (5)             3
  Provision                               (5)             (10)           (15)
                               --------------  ---------------  -------------
Balance, end of period            $      290     $        135     $      425
                               ==============  ===============  =============

(In millions)                        Three Months Ended March 31, 2006
                               ----------------------------------------------
                                                Allowance for
                                Allowance for  Lending-Related  Allowance for
                                 Loan Losses     Commitments    Credit Losses
                               --------------  ---------------  -------------
Balance, beginning of period      $      326     $        144     $      470
  Charge-offs                             (2)               -             (2)
  Recoveries                               6                -              6
                               --------------  ---------------  -------------
  Net (charge-offs)/recoveries             4                -              4
  Provision                                4               (4)             -
                               --------------  ---------------  -------------
Balance, end of period            $      334     $        140     $      474
                               ==============  ===============  =============


7.  Other Assets
    ------------
                                            March 31,    December 31,
(In millions)                                  2007           2006
-------------                               ---------     ----------
Accounts and interest receivable            $   2,621     $    3,443
Fails to deliver                                1,136          1,523
Other investments                                 963            857
Prepaid pension assets                            624            635
Software                                          387            388
Margin deposits                                   494            324
Prepaid expenses                                  250            223
Due from customers on acceptances                 285            213
Other                                           2,301          2,367
                                            ---------     ----------
   Total other assets                       $   9,061     $    9,973
                                            =========     ==========


8.  Net Interest Income
    -------------------

                                                      Quarter Ended
(In millions)                                ---------------------------------
                                             March 31,  December 31,  March 31,
                                               2007        2006         2006
                                              ------      ------      -------
Interest Income
---------------
Loans                                         $  407      $  422      $  310
Margin loans                                      84          83          77
Securities
  Taxable                                        293         274         265
  Exempt from federal income taxes                 1           1           9
                                              ------      ------      ------
                                                 294         275         274
Deposits in banks                                146         167          86
Federal funds sold and securities purchased
  under resale agreements                         57          78          15
Trading assets                                    33          32          51
                                              ------      ------      ------
    Total interest income                      1,021       1,057         813
                                              ------      ------      ------
Interest Expense
----------------
Deposits                                         400         397         298
Federal funds purchased and securities sold
  under repurchase agreements                     19          16          20
Other borrowed funds                              13          30          20
Customer payables                                 42          43          40
Long-term debt                                   120         120          96
                                              ------      ------      ------
    Total interest expense                       594         606         474
                                              ------      ------      ------
Net interest income                           $  427      $  451      $  339
                                              ======      ======      ======

9.  Capital Transactions
    --------------------

     The Company has 5 million authorized shares of Class A convertible preferred stock having a par value of $2.00 per share. At December 31, 2006, 3,000 shares were outstanding. On January 22, 2007, the Company redeemed 300 shares of Class A convertible preferred stock at a per share redemption price of $25 plus accrued dividends of $11.03. The remaining 2,700 shares were converted into Company common stock with shareholders receiving 7.39644 shares of Company common stock for each share of Class A convertible preferred stock.

     In addition to the Class A preferred stock, the Company has 5 million authorized shares of preferred stock having no par value, with no shares outstanding at March 31, 2007 and December 31, 2006, respectively.

     On April 10, 2007, the Board of Directors declared a quarterly dividend of 22 cents per share payable May 4, 2007 to shareholders of record on April 25, 2007.

     The Company repurchased 363,080 shares of the Company's common stock in the first quarter of 2007.


10.  Earnings Per Share
     ------------------

     The following table illustrates the computations of basic and diluted earnings per share:


(In millions,                          Three Months Ended
 except per share amounts)                  March 31,
                                       ------------------
                                         2007      2006
                                       --------  --------
Income from continuing operations      $    437  $    360
Income (loss) from
  discontinued operations                    (3)       62
                                       --------  --------
Net income (1)                         $    434  $    422
                                       ========  ========
Basic weighted average
  shares outstanding                        751       764
Shares issuable upon conversion
  of employee stock options                  12        10
                                       --------  --------
Diluted weighted average
  shares outstanding                        763       774
                                       ========  ========

Basic earnings per share:
  Income from continuing operations    $   0.58  $   0.47
  Income from discontinued operations         -      0.08
  Net income                               0.58      0.55

Diluted earnings per share:
  Income from continuing operations    $   0.57  $   0.47
  Income from discontinued operations         -      0.08
  Net income                               0.57      0.55

    (1)	Net income, net income available to common shareholders and diluted net income are the same for all periods presented.

11.  Employee Benefit Plans
     ----------------------

     The components of net periodic benefit cost are as follows:

                              Pension Benefits     Healthcare Benefits
                             -------------------   -------------------
                             Three Months Ended    Three Months Ended
                                  March 31,             March 31,
                             -------------------   ------------------
                             Domestic   Foreign         Domestic
                             --------- ---------   ------------------
(In millions)                2007 2006 2007 2006   2007        2006
---------------------        ---- ---- ---- ----   -----       -----
Net periodic cost (income)
 Service cost                $ 10 $ 12 $  2 $  2   $   -       $   -
 Interest cost                 12   13    3    3       3           2
 Expected return on assets    (26) (25)  (4)  (3)     (1)         (1)
 Other                          5    9    1    1       2           3
                             ---- ---- ---- ----   -----       -----
Net periodic cost
  (income)(1)                $  1 $  9 $  2 $  3   $   4       $   4
                             ==== ==== ==== ====   =====       =====

(1) Pension benefits expense includes discontinued operations expense $1.5 million for the three months ended March 31, 2006.

12.  Income Taxes
     ------------

     The statutory federal income tax rate is reconciled to the Company's effective income tax rate below:
                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                          2007     2006
                                                         ------   ------
Federal rate                                              35.0%    35.0%
State and local income taxes,
  net of federal income tax benefit                        3.0      2.2
Nondeductible expenses                                     0.1      0.2
Credit for synthetic fuel investments                     (1.2)    (1.0)
Credit for low-income housing investments                 (1.2)    (1.9)
Tax-exempt income from municipal securities               (0.1)    (0.1)
Other tax-exempt income                                   (1.0)    (1.2)
Foreign operations                                        (0.7)    (0.9)
Leveraged lease portfolio                                 (1.1)    (0.1)
Tax reserve - LILO exposure                                0.1      0.6
Other - net                                               (0.7)    (0.1)
                                                         ------   ------
Effective rate                                            32.2%    32.7%
                                                         ======   ======


     The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $27 million increase in its liability for uncertain tax benefits ("Tax Reserves"), which reduced the January 1, 2007, retained earnings balance. The Company's total Tax Reserves as of the date of adoption were $250 million. If these Tax Reserves were unnecessary, $174 million would affect the effective tax rate in future periods and $76 million would impact deferred taxes. Included in the above Tax Reserves is accrued interest and penalties, where applicable, of $31 million. The Company recognizes accrued interest and penalties, if applicable, related to income taxes in income tax expense.

     The Company's federal consolidated income tax returns are closed to examination through 1995. Although the IRS has completed its examination for 1996 and 1997, at this time a formal revenue agent's report has not been received. The Company believes it is unlikely that there will be any changes to those years that would affect the Tax Reserves. The IRS is currently examining the Company's consolidated income tax returns for tax years 1998 through 2002. The Company's New York State and New York City return examinations have been completed through 1993. New York State and New York City are currently examining the Company's tax returns for the years 1994 through 1996.
The Company's United Kingdom income tax returns are closed through 1999.

     The Company has Tax Reserves related to transactions occurring in the years 1998 through 2002 that are currently under examination by the IRS. The outcome of such examination is not yet determinable. Additionally, the Company has Tax Reserves for uncertain tax benefits associated with certain tax credits. The Company does not expect that the resolution of these and other issues over the next twelve months will have a material impact on its financial statements.

13.  Derivatives and Hedging Relationships
     -------------------------------------

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

     The fixed-rate loans hedged generally have a maturity of 9 to 12 years and are not callable. These loans are hedged with "pay fixed rate, receive variable rate" swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At March 31, 2007, $42 million of loans were hedged with interest rate swaps which had notional values of $42 million.

     The securities hedged generally have a weighted average life of 10 years or less and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed-rate coupon. The swaps are callable six months prior to maturity. At March 31, 2007, $227 million of securities were hedged with interest rate swaps which had notional values of $227 million.

     The fixed-rate deposits hedged generally have original maturities of 1 to 12 years (21% are one year deposits) and, except for three deposits, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the three that hedge the callable deposits. At March 31, 2007, $880 million of deposits were hedged with interest rate swaps which had notional values of $880 million.

     The fixed-rate long-term debt hedged generally has an original maturity of 4 to 30 years. The Company issues both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2007, $6,212 million of debt was hedged with interest rate swaps which had notional values of $6,237 million.

     In addition to the fair value hedges discussed above, the Company has two cash flow hedges utilizing interest rate swaps to hedge the variability in expected future cash flows attributable to floating rates on an a deposit and a long-term debt issue. The hedge documentation specifies the terms of the hedged items and interest rate swaps and indicates that the derivative is hedging future variable interest payments and is a cash flow hedge, that the hedge exposure is the variability in interest payments, and that the strategy is to eliminate variability by converting floating rate interest payments to fixed payments. For cash flow hedges the interest rate swap is marked to market with the changes in value recorded in other comprehensive income. The amount recognized as other comprehensive income for the cash flow hedge is reclassified to net interest income as interest is realized on the hedged item.

     The deposit hedged has a principal amount of $275 million and has a LIBOR based floating rate and an 18 month original maturity. The deposit is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the deposit to eliminate the variability in interest payments on the deposit. During the next twelve months, net losses of less than $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

     The long-term debt hedged has a principal amount of $400 million and has a LIBOR based floating rate and a 2 year original maturity. The debt is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the debt to eliminate the variability in interest payments on the debt. During the next twelve months, net losses of less than $2 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

     In addition, the Company enters into foreign exchange hedges. The Company uses forward foreign exchange contracts with maturities of 12 months or less to hedge its Sterling and Euro foreign exchange exposure with respect to forecasted expense transactions in non-U.S. entities which have the U.S. dollar as their functional currency. As of March 31, 2007, the hedged forecasted foreign currency transactions and linked foreign exchange forward hedges were $93 million with $3 million (pre-tax) gains recorded in other comprehensive income. These gains are expected to be reclassified to expense over the next nine months.

     Forward foreign exchange contracts are also used to hedge the value of the Company's investments in foreign subsidiaries. These forward contracts have a maturity of less than six months. The derivatives employed are designated as net investment hedges of changes in value of the Company's foreign investment due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders' equity, net of tax effects. At March 31, 2007, foreign exchange contracts, with notional amounts totaling $1,894 million, were designated as hedges of corresponding amounts of net investments.

     The Company discontinues hedge accounting prospectively when it determines that a derivative is no longer an effective hedge, the derivative expires or is sold, or management discontinues the derivative's hedge designation.

     Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

 (In millions)                      Three Months Ended March 31,
 Hedges                                 2007           2006
 -------------------------          -----------    -----------
 Fair value hedge of loans          $     (0.1)    $       0.2
 Fair value hedge
   of securities                           0.1               -
 Fair value hedge of deposits
   and long-term debt                     (0.5)            0.5
 Cash flow hedges                         (0.5)           (0.2)
 Other                                       -            (0.3)
                                    -----------    -----------
 Total                              $     (1.0)    $       0.2
                                    ===========    ===========


     Other includes ineffectiveness recorded on foreign exchange hedges.

14.  Commitments and Contingent Liabilities
     --------------------------------------

     In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

     The Company's significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. The Company assumes these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for its own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. The Company's off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. There are no significant industry concentrations of such risks.

     A summary of the notional amount of the Company's off-balance sheet credit transactions, net of participations, at March 31, 2007 and December 31, 2006 follows:

Off-Balance Sheet Credit Risks
------------------------------
                                              March 31,   December 31,
(In millions)                                     2007          2006
-----------------------------------         ------------   -----------
Lending commitments                         $     37,530   $    37,364
Standby letters of credit                         10,410        10,902
Commercial letters of credit                       1,064         1,195
Securities lending indemnifications              396,722       398,675

     The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending-related commitments at March 31, 2007 and December 31, 2006 was $135 million and $150 million.

     A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (the Company) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. The Company generally lends securities with indemnification against broker default. The Company generally requires the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. At March 31, 2007 and December 31, 2006, securities lending indemnifications were secured by collateral of $407.3 billion and $405.5 billion, respectively.

     Standby letters of credit principally support corporate obligations and include $1.1 billion that were collateralized with cash and securities on March 31, 2007 and $1.0 billion on December 31, 2006. At March 31, 2007, approximately $6.8 billion of the standby letters of credit will expire within one year, and the remaining balance will expire between one to five years.

     The notional amounts for other off-balance sheet risks (See "Trading Activities" in the MD&A section) express the dollar volume of the transactions; however, credit risk is much smaller. The Company performs credit reviews and enters into netting agreements to minimize the credit risk of foreign currency and interest rate risk management products. The Company enters into offsetting positions to reduce exposure to foreign exchange and interest rate risk.


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

     In 2001 and 2002, the Company entered into various structured transactions that involved, among other things, the payment of U.K. corporate income taxes that were credited against the Company's U.S. corporate income tax liability. The IRS is currently reviewing these transactions and it is likely that some or all of the credits will be challenged upon completion of the review. If necessary the Company will vigorously defend its position and believes that any tax benefits associated with these transactions were consistent with the applicable statutory, judicial and administrative authority.

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

                        QUARTERLY REPORT ON FORM 10-Q
                      THE BANK OF NEW YORK COMPANY, INC.

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

Commission file number 001-06152

THE BANK OF NEW YORK COMPANY, INC.
Incorporated in the State of New York
I.R.S. Employer Identification No. 13-2614959
Address: One Wall Street
         New York, New York 10286
         Telephone: (212) 495-1784

As of April 30, 2007, The Bank of New York Company, Inc. had
758,522,492 shares of common stock ($7.50 par value) outstanding.

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

               Cross-reference                                        Page(s)
-----------------------------------------------------------------------------

PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets as of
                 March 31, 2007 and December 31, 2006                     51

               Consolidated Statements of Income for
                 the Three Months Ended March 31, 2007,
                 December 31, 2006 and March 31, 2006                     52

               Consolidated Statement of Changes in Shareholders'
                 Equity for the Three Months Ended March 31, 2007         53

               Consolidated Statement of Cash Flows
                 for the Three Months Ended March 31, 2007 and 2006       54

               Notes to Consolidated Financial Statements            55 - 71

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        3 - 50

Item 3         Quantitative and Qualitative Disclosures
                 About Market Risk                                   42 - 44

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company's Disclosure Committee, whose members include the Chief Executive Officer and Chief Financial Officer, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its SEC reports is timely recorded, processed, summarized and reported. In addition, the Company's ethics hotline can also be used by employees for the anonymous communication of concerns about financial controls or reporting matters. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

     As previously disclosed in the Company's 2006 Annual Report on Form 10-K, the U.S. Securities and Exchange Commission ("SEC") is investigating
1) the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds; 2) possible market-timing transactions cleared by Pershing LLC ("Pershing"); and 3) the trading activities of Pershing Trading Company LP, a floor specialist, on two regional exchanges from 1999 to 2004. As to market-timing, the Company has learned that the SEC is considering not pursuing the matter further.

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


ITEM 1A.  RISK FACTORS

     See "Forward-Looking Statements and Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of
Operations." There have been no material changes to the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES
           AND USE OF PROCEEDS

     Shares of the Company's common stock were issued in the following transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof:

(a) Shares of common stock were issued to former directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.

     On March 13, 2007, 7,872 shares of common stock were issued to three current directors as part of their annual retainer as non-employee directors. Richard J. Kogan, John A. Luke, Jr. and Richard
     C. Vaughan each received 2,624 shares.

     These transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).


(c) Under its stock repurchase program, the Company buys back shares from time to time. The following table discloses the Company's repurchases of the Company's common stock made during the first quarter of 2007.


Issuer Purchases of Equity Securities
-------------------------------------
                                          Total Number         Maximum
                   Total      Average       of Shares     Number of Shares
                   Number      Price       Purchased as      That May be
Period           of Shares      Paid         Part of         Repurchased
                 Purchased   Per Share      Publicly       Under the Plans
                                        Announced Plans     or Programs
                                          or Programs
--------------  ----------  ----------   --------------- ------------------
January   1-31     148,423  $    38.38           148,423          7,973,562
February  1-28     211,620       41.46           211,620          7,761,942
March     1-31       3,037       39.37             3,037          7,758,905
                ----------               ---------------
Total              363,080                       363,080
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

2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (incorporated by reference to Annex A to Amendment No. 1 to the Registration Statement on Form S-4 filed by The Bank of New York Mellon Corporation with the SEC on April 2, 2007), incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on April 5, 2007.

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

12 Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2007 and 2006.

31.1 Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                          THE BANK OF NEW YORK COMPANY, INC.
                                          ----------------------------------
                                            (Registrant)





Date: May 9, 2007                      By:  /s/ Thomas J. Mastro
                                            --------------------------------
                                     Name:  Thomas J. Mastro
                                    Title:  Comptroller

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------



2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (incorporated by reference to Annex A to Amendment No. 1 to the Registration Statement on Form S-4 filed by The Bank of New York Mellon Corporation with the SEC on April 2, 2007), incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the Commission on April 5, 2007.

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

12 Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2007 and 2006.

31.1 Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.